Form 10-Q
period 1999-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 1999-11-15
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-15319

                         SENIOR HOUSING PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

             Maryland                                   04-3445278
 (State or other jurisdiction                        (IRS Employer
        of incorporation)                           Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458
               (Address of principal executive offices) (Zip Code)

                                  617-796-8350
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

            Number of Common Shares outstanding at November 11, 1999:
           26,001,500 shares of beneficial interest, $0.01 par value.

                         SENIOR HOUSING PROPERTIES TRUST

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

PART I   Financial Information                                             Page

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998                                                1

         Consolidated Statements of Income - Three and Nine Months Ended
            September 30, 1999 and 1998                                      2

         Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1999 and 1998                                      3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10

PART II  Other Information

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         13

                                   SENIOR HOUSING PROPERTIES TRUST

                                     CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands, except per share)

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                    -------------       ------------
                                                                     (unaudited)
ASSETS
Real estate properties:
    Land                                                              $  69,673           $  69,673
    Buildings and improvements                                          662,720             662,720
                                                                      ---------           ---------
                                                                        732,393             732,393
    Accumulated depreciation                                           (111,343)            (94,616)
                                                                      ---------           ---------
                                                                        621,050             637,777

Real estate mortgages receivable                                         37,540              37,826
Cash and cash equivalents                                                   170                 139
Other assets                                                             11,681              10,554
                                                                      ---------           ---------
                                                                      $ 670,441           $ 686,296
                                                                      =========           =========


LIABILITIES AND SHAREHOLDER'S EQUITY
Formation debt due to HRPT Properties Trust                           $ 200,000                 $--
Deferred rents and other deferred revenues                               26,981              28,266
Security deposits                                                        15,235              15,235
Other liabilities                                                           773                 726

Shareholder's equity:
Common shares of beneficial interest, $0.01 par value:
    50,000,000 shares authorized, 26,000,000 shares and 26,374,760
    shares issued and outstanding, respectively                             260                 264
Additional paid-in capital                                              427,192                  --
Ownership interest of HRPT Properties Trust                                  --             641,805
                                                                      ---------           ---------
    Total shareholder's equity                                          427,452             642,069
                                                                      ---------           ---------
                                                                      $ 670,441           $ 686,296
                                                                      =========           =========


                                        See accompanying notes


                                     SENIOR HOUSING PROPERTIES TRUST


                                    CONSOLIDATED STATEMENTS OF INCOME
                                          (dollars in thousands)
                                               (unaudited)

                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                ---------------------------------       --------------------------------
                                    1999                 1998               1999                 1998
                                -------------        ------------       -----------          -----------

Revenues:
    Rental income                  $21,185              $20,271            $63,594             $60,595
    Interest and other income        1,436                1,440              4,317               4,326
                                   -------              -------            -------             -------
      Total revenues                22,621               21,711             67,911              64,921
                                   -------              -------            -------             -------

Expenses:
    Interest                         4,771                4,942             14,763              14,205
    Depreciation                     5,520                4,578             16,727              13,680
    General and administrative       1,154                1,179              3,413               3,353
                                   -------              -------            -------             -------
      Total expenses                11,445               10,699             34,903              31,238
                                   -------              -------            -------             -------

Net income                         $11,176              $11,012            $33,008             $33,683
                                   =======              =======            =======             =======










                                          See accompanying notes



                                   SENIOR HOUSING PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)
                                             (unaudited)


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         1999                1998
                                                                     -----------         -----------
Cash flows from operating activities:
   Net income                                                          $  33,008         $  33,683
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                       16,727            13,680
       Changes in assets and liabilities:
           Other assets                                                   (1,127)              (98)
           Deferred rents and other deferred revenues                     (1,285)             (403)
           Other liabilities                                                  47                48
                                                                       ---------         ---------
       Cash provided by operating activities                              47,370            46,910
                                                                       ---------         ---------

Cash flows from investing activities:
   Repayments of mortgage loans                                              286               217
                                                                       ---------         ---------
       Cash provided by investing activities                                 286               217
                                                                       ---------         ---------

Cash flows from financing activities:
   Owner's net distribution                                              (47,625)          (47,127)
                                                                       ---------         ---------
       Cash used for financing activities                                (47,625)          (47,127)
                                                                       ---------         ---------

Increase in cash and cash equivalents                                         31                --
Cash and cash equivalents at beginning of period                             139                --
                                                                       ---------         ---------
Cash and cash equivalents at end of period                             $     170               $--
                                                                       =========         =========


Non-cash investing activities:
   Real estate acquisitions                                                  $--         $  (9,298)
Non-cash financing activities:
   Formation debt due to HRPT Properties Trust                           200,000                --
   Owner's (distribution) contribution                                  (200,000)            9,298



                                        See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

         At September 30, 1999, Senior Housing Properties Trust was a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). The consolidated financial statements of Senior Housing Properties Trust ("Senior Housing") include the accounts of 81 properties and 12 mortgage receivables (the "Properties").

         HRPT organized Senior Housing as a Maryland real estate investment trust on December 16, 1998. At the time of its organization, Senior Housing issued 26.4 million shares to HRPT for consideration of $263,748. Subsequently,
0.4 million shares were cancelled and 26 million shares are currently issued and outstanding.

         As of December 31, 1998 and for a substantial portion of the periods presented, the Properties and Senior Housing were owned by HRPT. On or about June 30, 1999, the Properties were transferred by HRPT to several of its 100% owned subsidiaries. Effective as of September 1, 1999, HRPT transferred 100% ownership of the several subsidiaries which own the Properties to Senior Housing. On October 12, 1999, HRPT distributed 13.2 million of its 26 million Senior Housing shares to HRPT's shareholders (the "Spin-Off"). Senior Housing filed an effective registration statement on Form S-11 with the Securities and Exchange Commission to effect the Spin-Off (the "Registration Statement").

         The consolidated financial statements include the accounts of Senior Housing and of the several subsidiaries which own its Properties. Operating results and cash flows for the Properties have been presented on a combined basis with those of Senior Housing for the period prior to September 1, 1999.

Note 2.  Basis of Presentation

         Until the Spin-Off, all of Senior Housing was owned by HRPT, and HRPT's historical basis has been presented. Prior to the Spin-Off, substantially all of the rental income and mortgage interest income received by HRPT from the tenants and mortgagors of Senior Housing was deposited in and commingled with HRPT's general funds, and cash required by Senior Housing was provided by HRPT. Interest expense has been allocated based on HRPT's historical interest expense as a percentage of HRPT's average historical costs of real estate investments and actual interest expense calculated on the formation debt due to HRPT discussed in note 7. General and administrative expenses of HRPT were allocated to Senior Housing based on HRPT's investment advisory agreement formula and other costs are allocated based on historical expenses as a percentage of HRPT's average historical costs of real estate investments. In the opinion of management, the methods for allocating interest and general and administrative expenses are reasonable. It is not practicable to estimate additional costs that would have been incurred by Senior Housing as a separate entity.

Note 3.  Interim Financial Statements

         The financial statements of Senior Housing have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Registration Statement. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 4.  Pro Forma Information

         The following unaudited pro forma consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 1998 are presented to include the effects of the Spin-Off and borrowings of $200 million under the bank credit facility (see note 7), as if these transactions had occurred on January 1, 1998. Comparative pro forma consolidated statements of income for the three and nine month periods ended September 30, 1998 are presented due to the significance of the Spin-Off and related transactions.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This pro forma information is based in part upon information contained in, and should be read in conjunction with, the Registration Statement. In management's opinion, all material pro forma adjustments necessary to reflect the effects of the Spin-Off and the related transactions have been made. This pro forma information does not purport to present actual results of operations if these transactions had occurred on such dates or to project results of operations for any future period.


                                  Pro Forma Consolidated Statements of Income
                                   (dollars in thousands, except per share)
                                                  (unaudited)

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                         --------------------------------     -------------------------------
                                            1999                  1998            1999                1998
                                         -----------           ----------     -----------           ---------
Revenues:
    Rental income                          $21,185               $20,271        $63,594              $60,595
    Interest and other income                1,436                 1,440          4,317                4,326
                                           -------               -------        -------              -------
      Total revenues                        22,621                21,711         67,911               64,921
                                           -------               -------        -------              -------

Expenses:
    Interest                                 3,845                 3,845         11,535               11,535
    Depreciation                             5,520                 4,578         16,727               13,680
    General and administrative               1,154                 1,179          3,413                3,353
                                           -------               -------        -------              -------
      Total expenses                        10,519                 9,602         31,675               28,568
                                           -------               -------        -------              -------

Net income                                 $12,102               $12,109        $36,236              $36,353
                                           =======               =======        =======              =======

Shares outstanding                          26,000                26,000         26,000               26,000
                                           =======               =======        =======              =======

Per share:
    Net income                             $  0.47               $  0.47        $  1.39              $  1.40
                                           =======               =======        =======              =======

         Funds from operations for the three months ended September 30, 1999, were $17.6 million, or $0.68 per share, and $16.7 million, or $0.64 per share, for the three months ended September 30, 1998. Funds from operations for the nine months ended September 30, 1999, were $53.0 million, or $2.04 per share, and $50.0 million, or $1.92 per share, for the nine months ended September 30, 1998.

Note 5.  Commitments and Contingencies

         At September 30, 1999, Senior Housing had commitments aggregating $3.7 million to fund or finance improvements to the Properties.

Note 6.  Transactions with Affiliates

         Concurrent with the Spin-Off in October 1999, Senior Housing entered an investment advisory agreement with Reit Management & Research, Inc. ("Reit Management") to provide investment, management and administrative services. Reit Management is owned by Gerard M. Martin and Barry M. Portnoy, who serve as managing trustees of Senior Housing. Reit Management is paid based on a formula of invested assets and is also entitled to an incentive fee paid in restricted shares based on a formula of growth in per share funds from operations.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Indebtedness

         In consideration of the transfers by HRPT of 100% ownership of certain of the subsidiaries which own the Properties, Senior Housing agreed to pay $200 million to HRPT (the "Formation Debt"). The Formation Debt bears interest at HRPT's weighted average cost of debt (7.1% at September 30, 1999).

         In September 1999, Senior Housing entered an agreement for a $350 million, three-year, interest only bank credit facility. The bank credit facility is secured by first mortgages on 18 of Senior Housing's properties and matures in 2002. The interest rate is LIBOR plus 2.0% per annum and will increase by 0.25% if Senior Housing's debt to total capital, as defined, exceeds 50%. The bank credit facility is available for acquisitions, working capital and for general business purposes. On October 13, 1999, $200 million was borrowed under the bank credit facility and used to pay the Formation Debt due to HRPT.

Note 8.  Shareholder's Equity

         On September 21, 1999, Senior Housing's trustees declared a distribution on common shares with respect to the quarter ended September 30, 1999 of $0.60 per share, or approximately $15.6 million, which will be paid on or about November 22, 1999 to shareholders of record as of October 20, 1999.

         In October 1999, the three independent trustees were each granted and issued 500 shares as part of their annual fee. The shares granted to the trustees vest immediately.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion presents an analysis of the results of operations of the properties we owned for the three and nine months ended September 30, 1999 and 1998. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of NAREIT in March 1995, is net income computed in accordance with GAAP, before gains or losses from sales of properties and extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Versus 1998

         For the three months ended September 30, 1999, compared to the three months ended September 30, 1998, total revenues increased by $910,000, total expenses increased by $746,000 and net income increased by $164,000. Total revenues increased due to rent generated from the acquisition of five properties in September 1998. Total expenses increased primarily because of higher depreciation of $942,000 due to property acquisitions. Net income was $11.2 million and $11.0 million for the three months ended September 30, 1999 and 1998, respectively. On pro forma 26 million average shares outstanding, net income per share would have been $0.43 and $0.42 for the three months ended September 30, 1999 and 1998, respectively.

         Funds from operations increased by $1.1 million for the three months ended September 30, 1999, compared to the prior period due to income from five properties acquired in September 1998.

Nine Months Ended September 30, 1999 Versus 1998

         For the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, total revenues increased by $3.0 million, total expenses increased by $3.7 million and net income decreased by $675,000. Total revenues increased due to rent generated from the acquisition of five properties in September 1998. Total expenses increased primarily because of higher depreciation of $3.0 million due to property acquisitions and higher allocated interest expense as a result of increased borrowings by HRPT Properties Trust ("HRPT"). Net income was $33.0 million and $33.7 million for the nine months ended September 30, 1999 and 1998, respectively. On pro forma 26 million average shares outstanding, net income per share would have been $1.27 and $1.30 for the nine months ended September 30, 1999 and 1998, respectively.

         Funds from operations increased by $2.4 million for the nine months ended September 30, 1999, compared to the prior period due to income from five properties acquired in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1999, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission relating to the distribution of 13.2 million of our common shares to HRPT's shareholders (the "Spin-Off"). Prior to the Spin-Off, we had 26 million common shares outstanding, all of which were owned by HRPT. On October 12, 1999, HRPT distributed 13.2 million of our common shares to HRPT's shareholders of record on October 8, 1999. Our common shares now trade on the New York Stock Exchange under the symbol "SNH".

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         At September 30, 1999, we had cash and cash equivalents of $170,000 and pursuant to the Spin-Off in October 1999, we received $18.5 million from HRPT. For the nine months ended September 30, 1999 and 1998, cash flows from operating activities were $47.4 million and $46.9 million, respectively, cash flows from investing activities were $286,000 and $217,000, respectively, and cash used for financing activities was $47.6 million and $47.1 million, respectively. We expect the cash transferred to us ($18.5 million) from HRPT and future cash flows from operating activities will be sufficient to meet our short-term and long-term working capital requirements including our first distribution of $15.6 million or $0.60 per share for the quarter ending on September 30, 1999, which we will pay on or about November 22, 1999.

         On September 1, 1999, we agreed to pay HRPT $200 million (the "Formation Debt") in connection with the transfer to us of HRPT's 100% ownership of the several subsidiaries that owned our properties. The Formation Debt bore interest at HRPT's weighted average cost of debt (7.1% as of September 30, 1999) and was paid to HRPT on October 13, 1999.

         In September 1999, we entered into an agreement for a $350 million, three-year, interest only bank credit facility secured by first mortgages on 18 properties. The interest rate is LIBOR plus 2.0% per annum and will increase by 0.25% if our debt to total capital, as defined, exceeds 50%. The bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. Our bank credit facility documentation has customary representations, warranties, covenants and event of default provisions. The material restrictive financial covenants requires us to:

         -        limit debt to no more than 60% of total capital, as defined;

         - maintain a ratio of net income plus interest expense and depreciation to interest expense of at least 1.5; and

         - maintain a tangible net worth, as defined, of $450 million, subject to increases based on equity issuances.

         After the Spin-Off, we borrowed $200 million under this bank credit facility, which we used to pay the Formation Debt to HRPT. We currently have $150 million available for acquisitions, working capital and general business purposes.

         Total assets decreased by $15.9 million from $686.3 million as of December 31, 1998, to $670.4 million as of September 30, 1999. The decrease is primarily due to depreciation on real estate properties.

         After completion of the Spin-Off, in both the short-term and the long-term, we intend to acquire additional senior housing properties. These purchases will be initially funded with excess working capital, if any, and proceeds of borrowings under the bank credit facility. After properties are acquired, bank credit facility borrowings may be repaid with long-term debt or equity capital. After completion of the Spin-Off, we have: $200 million of debt outstanding; book equity of $443.9 million; and total real estate assets, at historical cost, of $770 million. In these circumstances, we believe that we will have sufficient access to capital markets to meet our growth objectives and refinance our debt as needed. However, access to growth capital will depend upon numerous facts, including some beyond our control; and we can provide no assurance that we will be able to raise additional capital in sufficient amounts, or at appropriate costs, to fund growth or to repay debt in both the short-term and the long-term.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Year 2000

         Our in-house computer systems are limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor, Reit Management & Research, Inc. ("Reit Management"). All of the computer systems, which are limited to information systems, were installed within the last two years. All of the critical enterprise wide systems are warrantied in writing to be year 2000 compliant by the manufacturers and have been tested by Reit Management. These systems include the network hardware, the network operating system, the desktop operating system, business application software, financial accounting software and communication software. Other than those operated by our tenants, we have no critical non-information technology systems, and no such systems are provided to us by Reit Management. All costs associated with our computer systems are borne by Reit Management.

         All of our properties are leased on a triple net basis and are not managed by us. Ninety-seven percent of our tenants are operated by public companies which have filed reports containing year 2000 preparedness information with the SEC. The leases require the tenants to conduct the daily operations of the properties and the scope of the tenants' responsibility includes ensuring preparedness for the year 2000. Because of our leases, the only actions that we can take with respect to our properties is to inquire of our tenants, monitor our tenants' SEC filings and evaluate their year 2000 preparedness plans for all systems, including financial and nonfinancial systems such as elevators, heating and ventilation and life safety systems. Six of our nine tenants that operate 97% of our investments have responded in writing to our inquiries regarding their preparedness for issues related to the year 2000. Based on these responses and tenant public disclosures which we have reviewed, we believe that our tenants are in the process of studying their systems and the systems for their vendors, suppliers and service providers to ensure preparedness but to our knowledge none of our tenants have yet reported they are year 2000 compliant. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe that the efforts of our tenants described in their responses and in their public filings will be adequate to address year 2000 concerns, there can be no guarantee that all tenant operations and those of their vendors and payers, including federal and state Medicare and Medicaid systems, will be year 2000 compliant on a timely basis and will not have a material effect on us.

         If our efforts and the efforts of our vendors, customers and tenants, and their customers and vendors to prepare for the year 2000 were ineffective, the operation of our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses to our tenants. Continued or severe operating losses may cause one or more of our tenants to default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations, meet our financial, operating and capital obligations and timely pay our distributions to shareholders.

         In particular, the worst case scenario which we can envision at this time is that some of our tenants may be unable to pay their rents on a timely basis because some of their payment sources, such as Medicare or Medicaid, are delayed. In these circumstances, we may be unable to meet our debt obligations or to timely pay distributions.

         We do not currently have a contingency plan in place in the event we, or our tenants, do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. We continue to evaluate the status of our year 2000 compliance plan and will determine whether a contingency plan is necessary.

                         SENIOR HOUSING PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $200 million at September 30, 1999, is 7.1% per annum. An immediate 10% change in that interest rate or 71 basis points, would increase or decrease our costs by $1.4 million, or $0.05 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                 Total Interest
                              Interest          Outstanding       Expense Per
                            Rate Per Year          Debt              Year
                            --------------     --------------   ----------------
At September 30, 1999             7.10%           $200,000          $14,200
10% reduction                     6.39%            200,000           12,780
10% increase                      7.81%            200,000           15,620

         The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 71 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

         We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

         During the past few months, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We have decided not to purchase an interest rate cap or other hedge to protect against future rate increases, but we may enter such agreements in the future. Also, we may incur additional debt at floating or fixed rates, which would increase our exposure to market changes in interest rates.

         We currently own mortgage receivables with a carrying value of $37.5 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses at a weighted average estimated per year market rate for September 30, 1999 of 10.75%, the estimated fair value of our mortgage receivables was $38.4 million.

         An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our mortgage receivables at September 30,1999, would affect the fair value of those receivables as follows:

                                          Carrying Value
                      Interest Rate         of Mortgage          Estimated
                         Per Year           Receivables          Fair Value
                      ---------------    ------------------    ---------------
                                      (dollars in thousands)
Estimated market           10.75%             $37,540              $38,372
10% reduction               9.67%              37,540               40,917
10% increase               11.83%              37,540               36,057

         If the market rate changes occurred gradually over time, the effect of these changes would be realized gradually. Because our mortgage receivables are fixed rate instruments, changes in market interest rates will have no effect on our operating results unless these receivables are sold. At this time, we expect to hold our existing mortgages to their maturity and not to realize any profit or loss from trading these mortgage receivables. Also, we do not presently expect to expand our mortgage investments.

         The interest rate changes that affect the valuations of our mortgages are U.S. dollar long-term rates for corporate obligations of companies with ratings similar to our mortgagors.

                         SENIOR HOUSING PROPERTIES TRUST

Part II Other Information

Item 5.  Other Information

         Mariner Post-Acute Network, Inc., which leases 11% of our investments and pays 18% of annual rents, reported a loss of $405.7 million for the quarter ended June 30, 1999 and in October 1999 announced that it did not make interest payment on its bank credit facility and some of its senior subordinated debt. Integrated Health Services, Inc., which leases 29% of our investments and pays 30% of annual rents, reported a loss of $4.6 million for the quarter ended June 30, 1999 and in November 1999 announced that it did not make interest payment on some of its senior subordinated debt. Genesis Health Ventures, Inc., which leases 2% of our investments and pays 2% of annual rents, reported a loss of $1.0 million for the quarter ended June 30, 1999. As of November 12, 1999, all of these tenants were in compliance with their obligations to us.

         One of our smaller tenants, The Frontier Group ("Frontier"), a privately held company which leases 2% of our investments and pays 2% of annual rents. Sun Healthcare Group, Inc. ("Sun Healthcare") is also obligated under this lease. In July 1999 and October 1999, Frontier and Sun Healthcare, respectively filed for reorganization under Chapter 11 of the Bankruptcy Code. Currently, these nursing homes are being operated by a court appointed receiver. We are negotiating to collect rent, including arrearages of approximately $1.1 million through November 1, 1999, from Sun Healthcare, Frontier or the receiver and to find a substitute tenant or for a possible sale of the properties. Also, we are preparing, if necessary, to operate these properties for our own account until the properties are leased to a substitute tenant or sold to a third party.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              27.  Financial Data Schedule

         (b) Reports on Form 8-K:

              None.

                         SENIOR HOUSING PROPERTIES TRUST

         CERTAIN IMPORTANT FACTORS

         This Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations with respect to the Spin-Off, the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting our or any of our property's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our properties, the ability of some of our tenants to restructure their debt obligations to third parties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause differences.

         The Declaration of Trust establishing the Company, dated DECEMBER 16, 1998, a copy of which, together with all amendments thereto (the "Declaration"), is duly filed in the Office of the Department of Assessments and Taxation of the State of Maryland, provides that the name "SENIOR HOUSING Properties Trust" refers to the trustees under the Declaration collectively as trustees, but not individually or personally, and that no trustee, officer, shareholder, employee or agent of the Company shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, the Company. All persons dealing with the Company, in any way, shall look only to the assets of the Company for the payment of any sum or the performance of any obligation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SENIOR HOUSING PROPERTIES TRUST


                                  By: /s/ David J. Hegarty
                                      David J. Hegarty
                                      President and Chief Operating Officer
                                      Dated:  November 15, 1999

                                  By: /s/ Ajay Saini
                                      Ajay Saini
                                      Treasurer and Chief Financial Officer
                                      Dated:  November 15, 1999