Form 10-K
period 1999-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2000-03-31
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT OF 1934

For the transition period from ______________ to ______________

                        Commission File Number 001-15319

                         SENIOR HOUSING PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                         Maryland                          04-3445278
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


400 Centre Street, Newton, Massachusetts                              02458
(Address of principal executive offices)                           (Zip Code)

                                  617-796-8350
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
Common Shares of Beneficial Interest                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $129.0 million based on the $9 7/8 closing price per share for such stock on the New York Stock Exchange on March 27, 2000. For purposes of this calculation, 12,809,237 held by HRPT Properties Trust and an aggregate of 128,458 held by the trustees and executive officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $.01 par value ("Shares"), outstanding as of March 27, 2000: 26,001,500.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 11, 2000.

IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K regarding our intent, belief or expectations with respect to the outcome of current agreements and negotiations with certain of our tenants which are in bankruptcy proceedings, our ability to obtain requisite approvals for any agreements reached, our ability to successfully operate properties which we take back from financially troubled tenants, possible expansion of our portfolio, performance of our assets, our ability to make distributions, policies and plans regarding investments, financings and other matters, the effect of the year 2000 issue, our ability to successfully negotiate with some of our tenants in bankruptcy, our tax status as a real estate investment trust, our ability to appropriately balance the use of debt and equity and to access capital markets or other sources of funds and statements of assumptions underlying such statements as to intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation the status of the economy and the capital markets (including prevailing interest rates), compliance with and changes to regulations and payment and reimbursement policies within the health care industry, changes in financing terms, competition within the health care industry, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.

         THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST. ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                            SENIOR HOUSING PROPERTIES TRUST
                                             1999 FORM 10-K ANNUAL REPORT


                                                   Table of Contents

                                                        Part I
                                                                                                                  Page
Item 1.           Business................................................................................          1
Item 2.           Properties..............................................................................         30
Item 3.           Legal Proceedings.......................................................................         33
Item 4.           Submission of Matters to a Vote of Security Holders.....................................         33

                                                        Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters....................         34
Item 6.           Selected Financial Data.................................................................         34
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                         of  Operations...................................................................         36
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................         40
Item 8.           Financial Statements and Supplementary Data.............................................         41
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.............................................................         41

                                                       Part III

Item 10.          Directors and Executive Officers of the Registrant......................................          *
Item 11.          Executive Compensation..................................................................          *
Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................          *
Item 13.          Certain Relationships and Related Transactions..........................................          *

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 11, 2000, to be filed pursuant to Regulation 14A.

                                                        Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................         42


         References in this Annual Report on Form 10-K to the "Company" or "Senior Housing" include consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I

Item 1.  Business

         The Company. Senior Housing Properties Trust ("Senior Housing") is a Maryland real estate investment trust ("REIT") that invests in senior housing income producing real estate, including senior apartments and assisted living, congregate care and nursing home properties. Senior Housing was organized on December 16, 1998 as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"), a REIT which invests principally in office buildings. On October 12, 1999, HRPT distributed 13.2 million common shares of Senior Housing to HRPT shareholders to create Senior Housing as a separate public REIT. Senior Housing's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 796-8350.

         As of December 31, 1999, we owned 81 properties for a total investment of $708.8 million and had mortgage investments in 12 properties aggregating $22.9 million, net of loan loss reserve, for total real estate investments of $731.7 million in 26 states. The properties are described in greater detail in "Item 2. Properties."

                                   Number of              Total Investments
State                              Properties            at December 31, 1999
-----                              ----------            --------------------
                                                            (in thousands)

Arizona                                 6                       $42,861
California                              8                        53,879
Colorado                                8                        34,348
Connecticut (1)                         6                        35,914
Florida                                 5                       131,990
Georgia                                 4                        12,308
Illinois                                2                        98,742
Iowa                                    6                         8,207
Kansas                                  1                         1,320
Louisiana                               1                         4,277
Maryland                                1                        33,080
Massachusetts                           4                        69,562
Michigan                                2                         9,086
Missouri                                2                         3,788
Nebraska                               10                        10,627
New Jersey                              1                        13,007
New York                                1                        10,700
North Carolina                          3                         6,389
Ohio                                    1                         3,445
Pennsylvania                            1                        15,598
South Dakota                            3                         7,589
Texas                                   1                        12,410
Virginia                                3                        57,666
Washington                              2                        19,542
Wisconsin                               8                        28,098
Wyoming                                 3                         7,245
                                     ----                      --------
Total Investments                      93                      $731,678
                                     ====                      ========

(1) Three of these properties were sold after December 31, 1999.

         We believe that the aging of the United States population will increase the demand for existing senior apartments, congregate communities, assisting living properties and nursing homes and encourage development of new properties. Our basic business plan is to profit from this increasing demand in two ways. First, we intend to purchase additional properties and lease them at initial rents that are greater than our costs of acquisition capital. Second, we intend to structure leases that provide for periodic rental increases based in part on gross operating revenue increases at our properties. Our current operating environment, though, is challenging. The long term care industry has been financially devastated by Medicare payment reductions, increased governmental regulation, rapid growth of the competing assisting living industry and tight capital markets. The current difficulties being faced by the healthcare industry have severely affected some of our tenants.

         Our business plan contemplates investment in properties which offer four types of senior housing accommodations, including some properties that combine more than one type in a single building or campus.

         Senior Apartments. Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is generally restricted on the basis of age. Purpose built properties may have special function rooms, concierge services, high levels of security and centralized call buttons for emergency use. Tenants at these properties who need healthcare or assistance with the activities of daily living are expected to contract independently for those services with homemakers or home healthcare companies.

         Congregate Communities. Congregate communities also provide a high level of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, a congregate community usually bundles several services as part of a regular monthly charge--for example, one or two meals per day in a central dining room, weekly maid service or a social director. Additional services are generally available from staff employees on a fee-for-service charge basis. In some congregate communities, separate parts of the property are dedicated to assisted living or nursing services.

         Assisted Living Properties. Assisted living properties are typically comprised of one bedroom suites which include private bathrooms and efficiency kitchens. Services provided usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times. Since the early 1990s there has been explosive growth in the number of small public companies developing purpose built assisted living properties. Many of those properties have recently been completed and are now fully occupied and appropriate investments for us.

         Nursing Homes. Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed rooms with a separate toilet in each room and shared dining and bathing facilities. Some private rooms are often available for those residents who can afford to pay higher rates or for patients whose medical conditions require segregation. Nursing homes are generally staffed by licensed nursing professionals 24 hours per day.

         During the past few years nursing home owners and operators have faced two significant business challenges. First, the rapid expansion of the assisted living industry which started in the early 1990s has attracted a number of residents away from nursing homes. This was especially significant because the residents who elected assisted living facilities had often previously been the most profitable residents in the nursing homes--residents who required a lesser amount of care and who were able to pay higher private rates rather than government rates.

         The second major challenge arose as a result of Medicare and Medicaid cost containment laws beginning in 1994, particularly 1997 federal legislation that required the Medicare program to implement a prospective payment program for various subacute services provided in skilled nursing homes. Implementation of this Medicare prospective payment program began on July 1, 1998. Prior to the prospective payment program Medicare paid nursing home operators based upon audited costs for services provided. The prospective payment system sets Medicare rates based upon government estimated costs of treating specified medical conditions. Although it is possible that a nursing home may increase its profit if it is able to provide quality services at below average costs, we believe that the effect of the new Medicare rate setting methodology will be to reduce the profitability of Medicare services in nursing homes. This belief is based on similar Medicare changes that were implemented for hospitals during the 1980s.

         Tenants and Leases. Our financial condition depends, in part, on the financial condition of our tenants. About 46% of our historical rents are received from Marriott International, Inc. and some of its subsidiaries ("Marriott") and Brookdale Living Communities, Inc. and some of its subsidiaries ("Brookdale"). Our properties leased to these operators predominantly offer independent and assisted living services; and almost all of the revenues of these properties are paid by residents from private resources. As previously announced, our other large tenants, Integrated Health Services, Inc. ("IHS") and Mariner Post-Acute Network, Inc. ("Mariner"), which on a combined basis represent about 48% of our historical rents, filed for bankruptcy in early 2000. More information concerning those tenants is set forth below under "Business Developments--Tenant Financial Condition." Properties leased to IHS and Mariner are predominantly nursing homes.

         Our leases are so called "triple net" leases which require the tenants to maintain our properties during the lease terms and to indemnify us for liability which may arise by reason of our ownership of the properties.

         We own 14 congregate care communities and assisted living properties located in seven states with 3,950 units that are leased to subsidiaries of Marriott. Marriott is a NYSE listed company whose major businesses are developing, operating and managing hotels, senior housing properties and time share resorts. The annual rent under this lease is $30.9 million, which is 34% of our historical total annual rent, and the lease provides for rent increases equal to 4.5% of increases in gross revenues of the properties. Marriott has guaranteed all of these lease obligations. Our historic investment in these properties is $325.5 million. The current lease expiration is 2013, and Marriott has four all-or-none renewal options for five years each.

         The following table presents summary financial information of Marriott from its Annual Report on 10-K for the year ended December 31, 1999.

          Summary Financial Information of Marriott International, Inc.
                                  (in millions)

                                         As of or for the year ended
                                ----------------------------------------------
                                 January 2,       January 1,      December 31,
                                    1998            1999              1999
                                -----------       ----------      ------------
Sales..........................   $7,236            $7,968          $8,739
Net income.....................      324               390             400
Total assets...................    5,161             6,233           7,324
Debt...........................      422             1,267           1,676

         We own four congregate care communities located in four states with 829 units that are leased to a subsidiary of Brookdale. Brookdale is a Nasdaq listed company whose principal business is operating senior housing and congregate care communities. The annual rent under this lease is $11.2 million, which is 12% of our historical total annual rent, and the lease provides for rent increases equal to 10% of increases in gross revenues of the properties starting in 1999. Brookdale has guaranteed all of these lease obligations. Our historic investment in these properties is $101.9 million. The current lease expiration is 2019, and Brookdale has two all-or-none renewal options for twenty-five years each.

         We own one nursing home with 150 units that is leased to a subsidiary of Genesis Health Ventures, Inc. ("Genesis"). Genesis is a NYSE listed company whose major businesses are operating nursing homes, congregate care communities and assisting living properties. The annual rent under this lease is $1.4 million, which is two percent of our historical total annual rent, and the lease provides for annual rent increases of $13,000. Our historic investment in this property is $13.0 million. The current lease expiration is 2005, and Genesis has two all-or-none renewal options for ten years each and one for five years.

         In addition to the tenants described above, we currently lease three nursing homes located in three states with 423 units to three separate private companies. These leases require total annual rent of $1.3 million.

         We currently own 27 nursing homes and three senior apartments with 3,205 units located in nine states that are leased to subsidiaries of IHS. In addition, we have mortgage investments secured by 12 nursing homes with 1,070 units located in three states that are operated by IHS. IHS's major businesses are operating nursing homes and providing home healthcare services. These 42 properties are divided into two pools, and the obligations under leases and mortgages within each pool are subject to cross default and collateralization covenants with all other properties in the same pool. The annual rent under these leases of $22.8 million and the interest of $4.1 totaled 30% of our historical total annual rent. IHS has guaranteed all of these leases and mortgage obligations. IHS and its subsidiaries which are our tenants or mortgagors are subject to bankruptcy proceedings. See "Business Developments--Tenant Financial Condition." The current lease expirations are 2006 in the case of one pool and 2010 in the case of the other (in each case with renewal options), subject to the effect of the bankruptcy proceedings. Our investment in these properties, after an impairment loss write-down and loan loss reserve, is $185.2 million.

         The following table present summary financial information of IHS for the latest period available from its Annual Report on Form 10-K for the year ended December 31, 1998, and Quarterly Report on Form 10-Q for the period ended September 30, 1999.

                   Summary Financial Information of Integrated Health Services, Inc.
                                             (in millions)

                                                                                As of or for the nine
                                               As of or for the year ended         months ended
                                                      December 31,                  September 30,
                                             -----------------------------      ---------------------
                                               1996      1997       1998          1998        1999
                                             -------   --------   --------      --------    --------
Total revenue ............................   $ 1,204   $ 1,403    $ 2,972        $ 2,253    $ 1,904
Earnings (loss) from continuing operations        48         3        137            126     (1,831)
Net earnings (loss) ......................        46       (34)       (68)           (79)    (1,831)
Total assets .............................               5,002      5,393                     3,596
Debt .....................................               3,219      3,383                     3,536

         We currently own 24 nursing homes and two congregate care communities with 3,482 units located in six states leased to subsidiaries of Mariner. Mariner's principal business is operating nursing homes. The $16.7 million annual rent under this lease represents about 18% of our historical total annual rent. Mariner has guaranteed all of the lease obligations. Our investment in these properties after an impairment loss write-down is $80.7 million. Mariner and its subsidiaries which are our tenants are subject to bankruptcy proceedings. See "Business Developments--Tenant Financial Condition." The current lease term with Mariner expires in 2013 (with renewal options), subject to the effect of the bankruptcy proceedings. We have reached an agreement in principle with Mariner involving, among other things, the termination of the lease of the properties, our assumption of operating responsibilities for 17 of the properties and our conveyance of title to the remaining five properties to Mariner. The remaining four nursing homes are now subleased to two private companies and we expect to negotiate with these two subtenants for their continued operations of those properties. Our agreement is contingent upon approval of Mariner's creditors committee and the bankruptcy court and required regulatory approvals.

         Other terms of our leases have included and may in the future generally include the following:

         Cross Default. When we lease more than one property to a single tenant or a group of affiliated tenants all those leases are cross defaulted.

         All or None Renewal Options. When we lease more than one property to a single tenant or a group of affiliated tenants, lease renewal options may only be exercised on an all or none basis.

         Maintenance and Alterations. Our tenants are required to maintain, at their expense, the leased properties in good order and repair, including structural and nonstructural maintenance. Except in the case of properties leased to Marriott, capital alterations and additions to any leased property which exceed a threshold amount of aggregate cost may only be made with our prior consent. Any alterations or improvements made to any leased property during the terms of the leases become our property, subject to our obligation to pay to the tenants unamortized costs at lease termination. At the end of the leases, our tenants are required to surrender their leased properties in substantially the same condition as existed on the commencement dates of the leases, subject to any permitted alterations and subject to ordinary wear and tear.

         Assignment. Our consent is generally required for any assignment or sublease of our properties. In the event of a subletting, the initial tenant remains liable under the lease and all guarantees and other security remain in place.

         Environmental Matters. Our tenants are required, at their expense, to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations and to pay any costs we incur in connection with removal and disposal. Each tenant has indemnified us for any claims asserted as a result of the presence of hazardous substances at any property and from a violation or alleged violation of any applicable environmental law or regulation.

         Indemnification and Insurance. Each tenant has agreed to indemnify us from all claims arising from our ownership or their use of our properties. Each tenant is required to maintain insurance on our properties covering:

     o comprehensive general liability for damage to property or bodily injury arising out of the ownership, use, occupancy or maintenance of the properties;

     o commercial property "all risk" liability for damage to improvements, merchandise, trade fixtures, furnishings, equipment and personal property;

     o    workers' compensation liability;

     o    business interruption loss;

     o    in some cases, medical malpractice; and

     o other losses customarily insured by businesses similar to the business conducted at our properties.

The leases require that we be named as an additional insured under these policies.

         Damage, Destruction or Condemnation. In the event any of our properties is damaged by fire, or other casualty or is taken for a public use, we receive all insurance or taking proceeds and our tenants are required to pay any difference between the amount of proceeds and the historical investment by us or HRPT in the affected property. In the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our or HRPT's historical investment in the property.

         Events of Default Events of default include:

     o    the failure of the tenant to pay rent when due;

     o the failure of the tenant to perform key terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice;

     o    the occurrence of events of insolvency with respect to the tenant;

     o    the failure of the tenant to maintain required insurance coverages; or

     o the revocation of any material license necessary for the tenant's operation of our property.

         Remedies. Upon the occurrence of any event of default, we may (subject to applicable law):

     o    terminate the affected lease and accelerate the rent;

     o terminate the tenant's rights to the affected property, relet the property and recover from the tenant the difference between the amount of rent which would have been due under the applicable lease and the rent received under the reletting; and

     o make any payment or perform any act required to be performed by the tenant under its lease.

The defaulting tenant is obligated to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

         Ground Lease Terms. The land underlying two of our properties is leased. Our leases require our tenants to pay and perform all obligations arising under these ground leases. These ground leases terminate on 2086 and 2079. The annual rents payable under the ground leases in 1999 totaled $138,100. If our tenants fail to pay the applicable ground rent, we may have to do so in order to protect our investment in these properties.

         The following discussion sets forth our policies regarding investments, dispositions, financings and other activities. The board of trustees has set these policies and although there is no current intention to do so, the board of trustees may amend or revise these policies at any time without a vote of shareholders.

Investment Policies

         Acquisitions. Our investment goals are to acquire additional senior apartments, congregate communities, assisted living properties and nursing homes, primarily for income and secondarily for their appreciation potential. In making future acquisitions, we will consider a range of factors including:

     o    the acquisition price of the proposed property;

     o    the estimated replacement cost of the proposed property;

     o    proposed lease terms;

     o the financial strength and operating reputation of the proposed tenant;

     o    historical and projected cash flows of the property to be acquired;

     o the location and competitive market environment of the proposed property;

     o the physical condition of the proposed property and its potential for redevelopment or expansion; and

     o the price segment and payment sources in which the proposed property is operated.

         We intend to acquire properties which will enhance the diversity of our portfolio in respect to tenants, types of services provided and locations. We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

         Other Investment in Real Estate. We emphasize direct wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

Disposition Policies

         From time to time we may consider the sale of one or more properties. Future disposition decisions, if any, will be made based on a number of factors including the following:

     o    the proposed sale price;

     o    the strategic fit of the property with the rest of our portfolio;

     o potential opportunities to increase revenues by reinvesting sale proceeds;

     o    the  potential  for,  or  the  existence  of,  any   environmental  or
          regulatory problems affecting a particular property;

     o    our alternative capital needs; and

     o the maintenance of our qualification as a REIT under the Internal Revenue Code.

         We contemplate certain dispositions in connection with our negotiations
with  two  tenants   which  are  in   bankruptcy   proceedings.   See  "Business
Developments--Tenant Financial Condition."

Financing Policies

         We have a $350 million bank credit facility. The facility requires payment of interest only at LIBOR plus a premium prior to maturity on September 15, 2002. Outstanding borrowings under the facility were $200 million at December 31, 1999. This bank credit facility is secured by first mortgages upon, and a collateral assignment of leases from, 18 properties. This bank credit facility has several covenants typically found in revolving loan facilities including covenants to maintain a minimum net worth and minimum collateral value and which prohibit us from incurring debt in excess of 60% of its total capital.

         We use this bank credit facility to fund acquisitions and for working capital. Periodically, we expect to repay amounts drawn under the bank credit facility with proceeds of equity and long term debt offerings. Our organizational documents do not limit the amount of indebtedness we may incur. At present we expect to maintain a capital structure in which our debt will not exceed 60% of our total capital. We will consider future equity offerings when, in our judgment, doing so will improve our capital structure without materially adversely affecting the market value of its shares. Unless we achieve an investment grade rating at some future date, we expect that the least costly debt capital available to us will be secured debt and that most of our debt will be secured. In the future, we may modify our current financing policies in light of then current economic conditions, relative costs of debt and equity capital, acquisition opportunities and other factors; and our intended ratio of debt to total capital may change.

Policies with Respect to Other Activities

         We operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. Except for the possible acquisition of other REITs which are engaged in similar businesses, we do not currently intend to invest in the securities of other companies for the purpose of exercising control, to underwrite securities of other companies or to trade actively in loans or other investments.

         We may make investments other than as previously described, although we do not currently intend to do so. We have authority to repurchase or otherwise reacquire our shares or other securities we issue and may do so in the future. In the future, we may issue shares or other securities in exchange for property. Also, although we have no current intention to do so, we may make loans to third parties, including to our trustees and officers and to joint ventures in which we participate.

Business Developments

Spin-Off

         In September 1999, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission. As a result, on October 12, 1999, a majority ownership of our shares were distributed to HRPT shareholders through a special distribution (the "Spin-Off"). Subsequently, both companies trade separately on the New York Stock Exchange.

Tenant Financial Condition

         Three of our tenants, The Frontier Group, Inc. ("Frontier"), Mariner and IHS, have filed for protection under bankruptcy laws. Frontier filed in July 1999, Mariner filed in January 2000 and IHS filed in February 2000. Bankruptcy laws may allow our tenants relief or discharge them from their financial obligations to us. For 1999, rental income and mortgage interest related to Frontier, Mariner and IHS was $2.2 million, $15.4 million and $26.6 million, respectively. At December 31, 1999, our historical investments, before impairment loss recognition and net of accumulated depreciation in properties operated by these three tenants, were $10.0 million, $68.3 million and $136.9 million, respectively. We also had mortgage investments, before loss reserves, related to properties operated by IHS of $36.6 million at December 31, 1999.

         We have concluded that impairment indicators are present with respect to properties operated by these tenants and have prepared undiscounted cash flow projections for each of the properties. For purposes of these projections, we have assumed that rents on some properties may be modified and that some of the leases may be terminated after which we will operate the properties for a period of time and, ultimately, sell them. In addition, a third party not in bankruptcy is responsible for the lease obligations of some of the properties operated by IHS. We have assumed that the guarantor will honor these lease obligations. The undiscounted cash flow projections reflect the expected rents to be earned over the lease term and the expected cash flows earned from operating the properties for a period of time plus the proceeds from assumed future sales of the properties. Cash flows during the period in which we may operate the properties are estimated based on the historical performance of each property, excluding rent paid to us. Projected sale prices are based on an estimated per bed value consistent with industry practice and reflect prices that we have observed in recent transactions. Based on these undiscounted cash flow projections, we have concluded that some of our real estate and mortgage investments were impaired as of December 31, 1999. Based on our estimated fair values net of selling costs, we have written down the carrying value of these real estate investments, including investments leased to an affiliate,

Advisors Healthcare Group, Inc., and operated by IHS, as of December 31, 1999, by recording an impairment loss write-down in the accompanying consolidated statement of income of $15.5 million. In addition, we have recorded a loan loss reserve of $14.5 million related to the mortgage investment we considered impaired. At December 31, 1999 after impairment losses, loan loss reserves and net of accumulated depreciation, the net book value of the properties operated by Frontier, IHS and Mariner were $10.0 million, $147.5 million and $65.2 million, respectively. It is reasonably possible that estimates of future cash flows could be reduced significantly depending on the outcome of the bankruptcy proceedings or if the non-bankrupt third party should fail to honor its obligations. As a result, additional losses could be recognized in future periods and these amounts could be material.

         In February 2000, we sold all of the properties that were leased to Frontier for $13.0 million. We are continuing pursuing claims against Frontier and other parties for breach of its leases and for rental arrearages. The amount of net gain, if any, which may be realized from the sale of the Frontier properties will depend upon the outcome of these claims. The amount of gain or loss to be realized as a result of this transaction is not expected to be material. Because these properties have been sold, we will no longer receive rental income from these properties.

         In March 2000, we reached an agreement in principle with Mariner as follows:

     o Mariner's lease obligations for all 26 properties which we own and lease to Mariner will be terminated.

     o Approximately $24.0 million of cash and securities which we hold to secure Mariner's obligations will be retained by us.

     o We will assume operating responsibilities for 17 of these 26 properties. Title to five of these properties will be transferred to Mariner which will continue the operations. The remaining four nursing homes are now subleased to two private companies and we expect to negotiate with these two subtenants for their continued operations of those properties.

         Our agreement with Mariner is contingent upon approval by Mariner's creditors committee and the Delaware Bankruptcy Court before which Mariner's bankruptcy is pending and required regulatory approvals from various states where affected nursing homes are located. If this agreement is approved we expect that we may realize gains and that our future earnings and cash flows may be less than the rent previously earned from the Mariner leases, at least on a short term basis. This agreement is contingent upon third party approvals beyond our control. If and when this agreement is implemented it may result in additional material gains or losses.

         We are currently in negotiations with IHS. The current negotiations include, but are not limited to, the possibilities that we will sell some of the properties, that lease or mortgage terms may be changed, that new tenants may begin operations of properties, that properties may be operated by us for our own account or that mortgage obligations due to us may be released for other compensation. We may recognize additional gains or losses when these negotiations are completed and the additional gains or losses may be material.

Investments

         There were no new investments made during 1999.

The Investment Manager

         REIT Management & Research, Inc. ("REIT Management") is a Delaware corporation owned by Gerard M. Martin and Barry M. Portnoy. REIT Management's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990. Simultaneous with the Spin-Off, we entered into a new investment advisory agreement with REIT Management, pursuant to which REIT Management provides investment, management and administrative services to us. The agreement has been renewed through December 31, 2000. REIT Management also acts as the investment manager to HRPT and has other business interests. The Directors of REIT Management are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of REIT Management are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John Popeo, Treasurer, and Ajay Saini, John A. Mannix, David M. Lepore, Thomas M. O'Brien and Jennifer B. Clark, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our managing trustees, and David J. Hegarty and Ajay Saini are our officers.

Employees

         As of March 27, 2000, we had no employees. REIT Management, which administers our day-to-day operations, had about 200 full-time employees.

Regulation and Reimbursement

         The tenants and borrowers who operate our properties, including long-term care facilities, congregate communities, assisted living centers and senior apartments, must comply with federal, state and local statutes and regulations in order to operate the properties. The health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Government Regulations and Rate Setting

         Senior Apartments. Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents' private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may purchase and lease some subsidized senior apartment properties, we do not expect these investments to be a major part of our future business, and today we own no properties where rent subsidies are applicable.

         Congregate Communities. We understand that generally government benefits are not available to congregate communities and the resident charges in these properties are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential facilities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include congregate facilities and assisted living properties. Because congregate communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, congregate communities are licensed by state health departments, social service agencies, or offices on aging with jurisdiction over group residential facilities for seniors. To the extent that congregate communities maintain units in which assisted living or nursing services are provided, these units are subject to applicable state regulations. In some states, insurance or consumer protection agencies regulate congregate communities in which residents pay entrance fees or prepay other costs.

         Assisted Living. According to the National Academy for State Health Policy, 39 states provide Medicaid payments for residents in some assisted living properties under waivers granted by the Health Care Finance Administration of the U.S. Department of Health and Human Services or under Medicaid state plans and three other states are planning to do so. Because rates paid to assisted living property operators are lower than rates paid to nursing home operators some states use this waiver program as a means of lowering the cost of services for residents who may not need the higher intensity of medical care provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at and physical conditions of the participating properties. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for nursing homes.

         Because of the large number of states using Medicaid to purchase services at assisted living properties, it is not surprising that a majority of states have adopted licensing standards applicable to assisted living facilities. The National Academy for State Health Policy reported in November of 1999 that 29 states had implemented licensing standards specifically for assisted living, rules were being drafted in another three states and another 11 states were currently studying the regulation of assisted living facilities. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Some state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Moreover, a 1998 study by the National Academy for State Health Policy found that several states require certificates of need from state health planning authorities before new assisted living properties may be developed, and three states have adopted moratoria on the development of new assisted living facilities. Based on our analysis of current economic and regulatory trends, we believe that assisted living properties that become dependent upon Medicaid payments for a majority of their revenues will decline in value because Medicaid rates will fail to keep up with increasing costs. For the same reason, we also believe that assisted living properties located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living properties will increase in value because these limitations upon development will help ensure higher occupancy and higher non-governmental rates. Accordingly, we intend to focus new investments in assisted living properties that are not overly dependent upon governmental revenues and that are in areas where there are barriers to competition created by certificate of need laws or otherwise.

         Two federal government studies were recently completed to provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. In April 1999, the General Accounting Office issued a report to the Senate Special Committee on Aging and the Committee held hearings on consumer protection and quality of care issues in assisted living facilities. The GAO studied assisted living facilities in four states and found a variety of residential settings serving a wide range of resident health and care needs. The GAO found that providers often give consumers insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The GAO anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a national survey of assisted living facilities, was funded by the Department of Health and Human Services' Assistant Secretary for Planning and Evaluation and is expected to result in additional reports which will touch upon all aspects of the assisted living industry including quality of care and financing. The 1998 National Academy for State Health Policy study referenced above and an April 1999 report on the national survey of assisted living facilities are part of this second study. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations; and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that with the absence of federal standards, the states' policies will continue to vary widely.

         Nursing Homes. About 67% of all nursing home revenues in 1997 came from government Medicare and Medicaid programs. Nursing homes are also among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes and regularly inspect the physical condition of nursing home properties. These periodic
inspections   and   occasional   changes  in
life safety and physical plant requirements sometimes require nursing home owners to spend money for capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over extended useful lives of the improvements. However, under the new Medicare prospective payment system, which began being phased in over three years starting in 1998, capital costs are part of the prospective rate and will not be facility specific. Other recent legislative and regulatory actions with respect to state Medicaid rates and the Medicare prospective payment system are limiting the reimbursement levels for some nursing home and other eldercare services. At the same time federal enforcement and oversight of nursing homes is increasing, thereby making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including several of our tenants.

         The federal Health Care Financing Administration, HCFA, has begun to implement an initiative to increase the effectiveness of Medicare/Medicaid nursing facility survey and enforcement activities. HCFA's initiative follows its July 1998 report to Congress on the effectiveness of the survey and enforcement system, several March 1999 reports by HCFA's Office of Inspector General concerning quality of care in nursing homes, a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes, and a March 1999 GAO report which recommended that HCFA and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. In 1998 and 1999, the Senate Special Committee on Aging held hearings on these issues. HCFA is taking steps to focus survey and enforcement efforts at nursing homes with repeat violations of Medicare/Medicaid standards, including chain-operated facilities with patterns of noncompliance. HCFA also is requiring state agencies to use enforcement sanctions and remedies more promptly and effectively when substandard care is identified. HCFA is increasing its oversight of state survey agencies. In addition HCFA has adopted new regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare/Medicaid survey results for each nursing home are being posted on the internet. Federal efforts to target fraud and abuse by Medicare and Medicaid providers have also increased. An adverse determination concerning any tenant's license or eligibility for Medicare or Medicaid reimbursement or its compliance with applicable federal or state regulation may adversely affect such operator and its affiliates and may restrict its ability to pay rent and mortgage interest.

         Most states also limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built. Even in those states such as California and Texas that have eliminated certificate of need laws, the state health authorities usually have retained other means of limiting new nursing home development. Examples of these other means are the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations generally make nursing home properties more valuable by extending their useful lives and limiting competition.

         A number of legislative proposals that would affect major reforms of the health care system have been introduced in Congress, such as additional Medicare and Medicaid reforms and cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business, lessees or mortgagors.

Competition.

         We compete with other real estate investment trusts which regularly seek attractive investment opportunities in senior housing facilities. We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in this type of real estate. Some of these competitors have resources that are greater than ours and have lower costs of capital.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax and ERISA consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

     o a bank, life insurance company, regulated investment company, or other financial institution,

     o    a broker or dealer in securities or foreign currency,

     o    a person who has a functional currency other than the U.S. dollar,

     o a person who acquires our shares in connection with employment or other performance of services,

     o    a person subject to alternative minimum tax,

     o a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, or conversion transaction, or

     o    except  as  specifically   described  in  the  following   summary,  a
          tax-exempt entity or a foreign person.

The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not sought a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         Federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a U.S. shareholder for federal income tax purposes is:

     o a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws,

     o a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

     o an estate the income of which is subject to federal income taxation regardless of its source, or

     o a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations, whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder.

Taxation as a REIT

         We will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our 1999 taxable year. Our 1999 taxable year began when we ceased to be wholly-owned by HRPT in October 1999 and ended on December 31, 1999. Our REIT election, assuming continuing compliance with the federal income tax qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions on our outstanding preferred shares, if any, and thereafter to distributions on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 taxable year, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various REIT qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal corporate income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

     o We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

     o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

     o If we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this net income from foreclosure property at the highest regular corporate rate, which is currently 35%. REITs may elect to operate foreclosure property which is, in general, property acquired or reduced to possession after a default or imminent default on a loan secured by the property or on a lease of the property. We anticipate operating several facilities as foreclosure property in the manner prescribed by applicable Internal Revenue Code provisions.

     o If we have net income from prohibited transactions, including sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

     o If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, multiplied by a fraction intended to reflect our profitability.

     o If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

     o If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify for federal income taxation as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Distributions to our shareholders in any year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required to be made. In that event, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also in that event, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1) that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as an ordinary domestic corporation;

         (4) that is not a financial institution or an insurance company subject to special provisions of the Internal Revenue Code;

         (5) the beneficial ownership of which is held by 100 or more persons;

         (6) that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

         (7) that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that conditions (5) and (6) need not be met for our first taxable year as a REIT. We believe that we have satisfied conditions
(1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 1999, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust contains provisions restricting transfers of our shares. In addition, if we comply with applicable Treasury regulations for ascertaining the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). Also, our failure to comply with these applicable Treasury regulations for ascertaining ownership of our outstanding shares may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these Treasury regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, shares in a REIT held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally will be taxed on a portion of the dividends received from the REIT, based on the ratio of:

         (1) the REIT's gross income for the year that would be unrelated trade or business income if the REIT were a qualified pension trust, to

         (2) the REIT's total gross income for the year.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.
Section 856(i) of the Internal Revenue Code provides that any corporation 100% of whose stock is held by a REIT is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Income Tests. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

     o At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

     o At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

     o The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

     o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, or 10% or more by value of HRPT Properties Trust's shares for so long as HRPT Properties Trust owns 10% or more by value of us, as well as 10% or more by vote or value of the stock of one of our lessees, would result in that lessee's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

     o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For taxable years after 2000, the ratio will be determined by reference to fair market values rather than tax bases.

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code.

         In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value, at the time the loan is made, at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

         Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

     o own our assets for investment with a view to long-term income production and capital appreciation;

     o engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

     o make occasional dispositions of our assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

     o our failure to meet the test was due to reasonable cause and not due to willful neglect;

     o we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

     o any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy three percentage tests relating to the nature of our assets:

     o At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

     o Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

     o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For taxable years after 2000, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above three asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 95% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

For our taxable years after 2000, the preceding 95% percentages are reduced to 90%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. Dividends declared in October, November, or December and paid during the following January will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.
Taking  into  account  our   distribution   policies,   including  the  dividend
reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the

4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

         In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.

         If we do not have enough cash or other liquid assets to meet the 95% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

         If we fail to distribute sufficient dividends for any year, we may be able to rectify this failure by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

         Recent Federal Taxation Changes. The Tax Relief Extension Act of 1999 was enacted late in 1999 and is effective for taxable years after 2000. This legislation contained several tax provisions regarding REITs, including a reduction of the annual distribution requirement for real estate investment trust taxable income from 95% to 90%, as mentioned above. The Act also changed the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to exceptions, a REIT will no longer be allowed to own more that 10% by vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. Another exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of an electing "taxable REIT subsidiary," provided that no more than 20% of the REIT's assets is represented by the stock or securities of taxable REIT subsidiaries. A taxable REIT subsidiary can perform noncustomary services for tenants of a REIT without disqualifying rents received from the tenants for purposes of the REIT's gross income tests and can also undertake third-party management and development activities and activities that are not related to real estate. A taxable REIT subsidiary cannot directly or indirectly operate or manage a health care facility. A taxable REIT subsidiary will be taxed as a subchapter C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to the REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that:

     o tenants who pay a taxable REIT subsidiary for services are charged an arm's length amount by the taxable REIT subsidiary for these services;

     o shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two; and

     o interest paid by a taxable REIT subsidiary to the REIT that owns it is commercially reasonable.

         In connection with foreclosure actions, we anticipate operating health care properties through taxable subsidiaries in which we own less than 10% of the vote but most of the value, all in accordance with current laws. For taxable years after 2000, we will restructure our affairs as appropriate to comply with the requirements of applicable law.

Depreciation and Federal Income Tax Treatment of Leases

         Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

         The initial tax bases and depreciation schedules for our assets we held immediately after we ceased to be wholly-owned by HRPT Properties Trust depends upon whether the deemed exchange that resulted from the spin-off was an exchange under Section 351(a) of the Internal Revenue Code. We believe that Section 351(a) treatment was appropriate, and we carried over HRPT Properties Trust's tax basis and depreciation schedule in each of the assets, and to the extent that HRPT Properties Trust recognized gain on an asset in the deemed exchange, we have additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets. In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT Properties Trust in the deemed exchange, and we will depreciate these tax bases in the same manner as we depreciate newly purchased assets. We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a), and we will perform all our tax reporting accordingly. We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange is an exchange under Section 351(a). We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a).

         We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property. While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a so-called "disqualified leaseback agreement" rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the annual distribution requirement. Disqualified leaseback agreements include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Recently issued Treasury regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts. Therefore, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts generally should not cause the leases to be disqualified leaseback agreements under Section 467.

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

         In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

         (1) we will be taxed at regular corporate capital gains tax rates on retained amounts,

         (2) each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend,

         (3) each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay,

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay, and

         (5) both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportional among all classes of our shares.

         Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

         Dividends that we declare in October, November or December of a taxable year to U.S. shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends during the following January. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

         A U.S. shareholder's sale or exchange of our shares will result in recognition of gain or loss in an amount equal to the difference between the amount realized and the shareholder's adjusted basis in the shares sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

         Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code.

         Special rules apply to tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year. The pension trust may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

         (1) the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

         (2) the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

     o    the REIT is "predominantly held" by tax-exempt pension trusts, and

     o the REIT would otherwise fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the restrictions in our declaration of trust regarding the ownership concentration of our shares, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Taxation of Non-U.S. Shareholders

         The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion on the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate
non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under current Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encourage non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding at a 31% rate when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

     o    provides  the  U.S.  shareholder's  correct  taxpayer   identification
          number; and

     o certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other applicable withholding agent may also have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld if any, will be reported to it and to the IRS.

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding at a 31% rate, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and 31% backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and 31% backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office. As described above, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders for payments made after December 31, 2000, and in general these new Treasury Regulations replace IRS Forms W-8, 1001, and 4224 with the new IRS Forms W-8 series. For a non-U.S. shareholder whose income and gain on our shares is effectively connected to the conduct of a United States trade or business, a slightly different rule may apply to proceeds received upon the sale, exchange, redemption, retirement or other disposition of our shares. Until the non-U.S. shareholder complies with the new Treasury regulations, information reporting and 31% backup withholding may apply in the same manner as to a U.S. shareholder, and thus the non-U.S. shareholder may have to execute an IRS Form W-9 or substantially similar form to prevent the backup withholding.

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts occur frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

         Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

     o    their   investment  in  our  shares   satisfies  the   diversification
          requirements of ERISA;

     o the investment is prudent in light of possible limitations on the marketability of our shares;

     o they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

     o    the   investment  is  otherwise   consistent   with  their   fiduciary
          responsibilities.

         Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as "non-ERISA plans," should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA plan or a non-ERISA plan, and persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

Special Fiduciary and Prohibited Transactions Consequences

         The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         Each class of our shares that is, our common shares and any class of preferred shares that we may issue must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares have been widely held and we expect our common shares to continue to be widely held. We expect the same to be true of any class of preferred stock that we may issue, but we can give no assurance in that regard.

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

     o any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

     o any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

     o any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

     o any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

         We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that at present there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

         Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel Sullivan & Worcester LLP that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

         At December 31, 1999, we had real estate investments totaling $731.7 million, at cost, after an impairment loss write-down and loan loss reserve, in 93 properties that were leased to or operated by nine tenants or mortgagors. We believe that the physical plant of the facilities in which we have invested is suitable and adequate for our present and any proposed uses. At December 31, 1999, 18 properties with an aggregate cost of $427.4 million were mortgaged to secure our bank credit facility.

         The following table summarizes some information about our properties as of December 31, 1999. All dollar figures are in thousands. Certain tenants' obligations to pay the rents or interest stated below may be affected by bankruptcy proceedings affecting those tenants. See "Item 1. Business--Business Developments--Tenant Financial Condition."


                                                                           Built/
Location                                   Property Type                Renovated(1)        Units/Beds(2)      Investment (3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
                                                                                                                   (000s)
Marriott International, Inc.
Scottsdale, AZ                             Assisted Living                  1990                  148               $9,926
Sun City, AZ                               Assisted Living                  1990                  148               11,916
Laguna Hills, CA                           Congregate Care                  1991                  402               31,791
Boca Raton, FL                             Congregate Care                  1999                  347               44,836
Deerfield Beach, FL                        Congregate Care                  1986                  288               16,935
Fort Myers, FL                             Congregate Care                  1987                  463               23,905
Palm Harbor, FL                            Congregate Care                  1992                  319               33,863
Port St. Lucie, FL                         Assisted Living                  1993                  128               12,451
Arlington Heights, IL                      Congregate Care                  1986                  363               36,742
Silver Spring, MD                          Congregate Care                  1992                  351               33,080
Bellaire, TX                               Assisted Living                  1991                  145               12,410
Arlington, VA                              Congregate Care                  1992                  419               18,889
Charlottesville, VA                        Congregate Care                  1991                  315               29,829
Virginia Beach, VA                         Assisted Living                  1990                  114                8,948
                                                                                           ----------------    --------------
                                                                                                3,950              325,521

Brookdale Living Communities, Inc.
Mesa, AZ                                   Congregate Care                  1985                  185               14,800
Chicago, IL                                Congregate Care                  1990                  341               62,000
Brighton, NY                               Congregate Care                  1988                  103               10,700
Spokane, WA                                Congregate Care                  1993                  200               14,350
                                                                                           ----------------    --------------
                                                                                                  829              101,850

Mariner Post-Acute Network, Inc. (4)
Phoenix, AZ                                Nursing Home                     1984                  127                3,185
Yuma, AZ                                   Nursing Home                     1984                  128                2,326
Yuma, AZ                                   Congregate Care                  1984                   65                  708
Fresno, CA                                 Nursing Home                     1985                  180                3,503
Lancaster, CA                              Nursing Home                     1994                   99                3,488
Newport Beach, CA                          Nursing Home                     1994                  167                4,128
Stockton, CA                               Nursing Home                     1991                  122                3,136
Tarzana, CA                                Nursing Home                     1969                  192                3,060
Thousand Oaks, CA                          Nursing Home                     1970                  124                3,454
Van Nuys, CA                               Nursing Home                     1984                   58                1,319
Lakewood, CO                               Nursing Home                     1985                  175                4,721
Littleton, CO                              Nursing Home                     1965                  230                5,576


                                                                           Built/
Location                                   Property Type                Renovated(1)        Units/Beds(2)      Investment (3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
                                                                                                                   (000s)

Concord, NC                                Nursing Home                     1990                  110               $2,216
Wilson, NC                                 Nursing Home                     1990                  119                2,402
Winston-Salem, NC                          Nursing Home                     1990                   80                1,771
Huron, SD                                  Nursing Home                     1977                  163                3,256
Huron, SD                                  Congregate Care                  1968                   59                1,014
Sioux Falls, SD                            Nursing Home                     1979                  139                3,319
Brookfield, WI                             Nursing Home                     1995                  226                6,891
Clintonville, WI                           Nursing Home                     1965                   78                1,761
Clintonville, WI                           Nursing Home                     1969                  109                1,747
Madison, WI                                Nursing Home                     1987                   73                1,887
Milwaukee, WI                              Nursing Home                     1983                  215                5,043
Milwaukee, WI                              Nursing Home                     1997                  102                1,601
Pewaukee, WI                               Nursing Home                     1969                  237                3,416
Waukesha, WI                               Nursing Home                     1995                  105                5,752
                                                                                           ----------------    --------------
                                                                                                3,482               80,680
Integrated Health Services, Inc. (Lease No. 1) (4)
Canon City, CO (5)                         Nursing Home/ Senior
                                           Apartments                       1984                  157                6,520
Colorado Springs, CO                       Nursing Home                     1996                  132                5,481
Delta, CO                                  Nursing Home                     1978                  100                3,737
Grand Junction, CO                         Nursing Home                     1986                  120                4,408
Grand Junction, CO                         Nursing Home                     1995                   82                3,905
College Park, GA                           Nursing Home                     1985                  100                3,025
Dublin, GA                                 Nursing Home                     1968                  130                4,504
Glenwood, GA                               Nursing Home                     1972                   62                1,742
Marietta, GA                               Nursing Home                     1973                  109                3,037
Clarinda, IA                               Nursing Home                     1968                  117                1,823
Council Bluffs, IA                         Nursing Home                     1963                   62                1,217
Mediapolis, IA                             Nursing Home                     1973                   62                2,121
Pacific Junction, IA                       Nursing Home                     1978                   12                  343
Winterset, IA (5)                          Nursing Home/ Senior
                                           Apartments                       1995                  118                2,703
Ellinwood, KS                              Nursing Home                     1972                   59                1,320
Tarkio, MO                                 Nursing Home                     1996                   95                2,455
Ainsworth, NE (6)                          Nursing Home                     1995                   50                  445
Ashland, NE (6)                            Nursing Home                     1996                  101                1,851
Blue Hill, NE (6)                          Nursing Home                     1996                   81                1,119
Edgar, NE (6)                              Nursing Home                     1995                   54                  139
Grand Island, NE                           Nursing Home                     1996                   80                1,934
Gretna, NE (6)                             Nursing Home                     1995                   62                  940
Lyons, NE (6)                              Nursing Home                     1974                   84                  810
Milford, NE (6)                            Nursing Home                     1970                   66                  904
Sutherland, NE (6)                         Nursing Home                     1995                   62                1,270
Waverly, NE (6)                            Nursing Home                     1995                   50                1,215
Laramie, WY                                Nursing Home                     1986                  144                4,022
Worland, WY (5)                            Nursing Home/ Senior
                                           Apartments                       1996                   99                3,223
                                                                                           ----------------    --------------
                                                                                                2,450               66,213


                                                                           Built/
Location                                   Property Type                Renovated(1)        Units/Beds(2)       Investment(3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
                                                                                                                   (000s)

Integrated Health Services, Inc. (Lease No. 2) (4)
Cheshire, CT (7)                           Nursing Home                     1971                  210               $9,459
Waterbury, CT (7)                          Nursing Home                     1974                  180                5,247
New Haven, CT (7)                          Nursing Home                     1971                  195                5,716
Slidell, LA (6)                            Nursing Home                     1989                  118                4,277
Middleboro, MA                             Nursing Home                     1987                  124               17,523
Worcester, MA                              Nursing Home                     1990                  173               18,769
Boston, MA                                 Nursing Home                     1985                  201               24,978
Hyannis, MA                                Nursing Home                     1982                  142                8,292
Howell, MI (6)                             Nursing Home                     1985                  189                4,930
Farmington, MI (6)                         Nursing Home                     1991                  153                4,156
Canonsburg, PA                             Nursing Home                     1990                  140               15,598
                                                                                           ----------------    --------------
Burlington, NJ                             Nursing Home                     1994                  150               13,007
                                                                                           ----------------    --------------
                                                                                                  150               13,007

Private Company Tenants
St. Joseph, MO                             Nursing Home                     1976                  120                1,333
Seattle, WA                                Nursing Home                     1964                  103                5,192
Waterford, CT (8)                          Nursing Home                     1989                  148                5,253
Killingly, CT (8)                          Nursing Home                     1989                  190                6,060
Willimantic, CT (8)                        Nursing Home                     1989                  124                4,179
Grove City, OH                             Nursing Home                     1965                  200                3,445
                                                                                           ----------------    --------------
                                                                                                  885               25,462
                                                                                           ----------------    --------------
Total Portfolio                                                                                13,571             $731,678
                                                                                           ================    ==============

(1)  The dates presented are the later of the date of original construction or the date of  substantial  renovation as  evidenced by capital expenditures in excess of 20% of HRPT's historical investment.
(2)  Units/beds are a customary measure of property values used in the senior housing industry.
(3)  Represents HRPT's carryforward historical costs before depreciation and, in some cases is net of impairment loss write-down and loan loss reserve.
(4)  Tenant or mortgagors subject to bankruptcy proceedings.
(5)  Two properties are located at each of these locations.
(6)  These properties are mortgage investments.
(7)  These three properties are managed by IHS. Under this management agreement, IHS has guaranteed the rent for these properties.
(8)  These properties were sold in February 2000.


Item 3.  Legal Proceedings

         Although in the ordinary course of business we are or may become involved in legal proceedings, we have a limited operating history and are not aware of any material pending legal proceedings affecting any of our properties for which we might become liable. However, as discussed above in "Item 1. Business--Business Developments--Tenant Financial Condition," several of our tenants have filed for bankruptcy, and we are pursuing claims and negotiations in those bankruptcy proceedings. The amounts at stake in these tenant bankruptcy proceedings are material.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our Shares began trading on the New York Stock Exchange (symbol: SNH) on October 12, 1999. The following table sets forth for the period indicated the high and low closing sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports.

                                                       High             Low
                                                       ----             ---
Fourth Quarter 1999 (since October 12, 1999)         $16 5/16         $11 1/16

         The closing price of the Shares on the New York Stock Exchange on March 27, 2000 was $9 7/8.

         As of March 27, 2000, there were approximately 5,229 holders of record of the Shares, and we estimate that as of such date there were in excess of 100,000 beneficial owners of the Shares.

         The following table sets forth the amount of distributions paid in 1999 and the respective annualized rates.

                                  Distribution                 Annualized
                                    Per Share               Distribution Rate
                                    ---------               -----------------
November 22, 1999                     $0.60                       $2.40

         All distributions have been paid and 100% of the 1999 distribution was classified as ordinary income and there was no return of capital. As previously discussed, two of our largest tenants, IHS and Mariner have experienced significant operating losses in 1999. Earlier this year they both filed for bankruptcy. These two tenants are responsible for approximately 48% of our revenues. We have reached a tentative agreement with Mariner, which is contingent upon third party approvals and we continue to negotiate with IHS regarding our future business relationships. A smaller tenant, Frontier Group, Inc., which represents 2% of our revenues filed for bankruptcy during 1999 and, in February 2000 we sold these three properties for $13.0 million. See "Item 1. Business--Business Developments--Tenant Financial Condition." The level of distributions to be made by us will depend, in part, on the final outcome of the negotiations with these tenants.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually will be at least 95% of our taxable income. All distributions will be made by us at the discretion of the Trustees and will depend on our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant. We have in the past distributed, and intend to continue to distribute, substantially all of our real estate investment trust taxable income to our shareholders.

         In October 1999, pursuant to our Incentive Share Award Plan, our two independent trustees at the time of our Spin-Off from HRPT each received a grant of 500 Shares valued at $16.50 per Share, the average price of the Shares on the NYSE on October 12, 1999 and our third independent trustee, who was subsequently elected to the fill the vacancy on our Board of Trustees, received a grant of 500 Shares valued at $12.75 per Share, the closing price of the Shares on the NYSE on October 21, 1999. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

         Prior to October 12, 1999, we and our properties were owned by HRPT. The following data is presented as if we were a separate entity from HRPT. Set forth below is selected financial data for the periods and dates indicated. This financial data has been derived from HRPT's historical financial statements for periods prior to October 12, 1999. Per share data has been presented as if the shares were outstanding for all periods prior to October 12, 1999. The following table includes pro rata allocations of interest expense and general and administrative expenses for periods prior to October 12, 1999. In the opinion of our management, the methods used for allocating interest and general and administrative expenses are reasonable. However, it is impossible to estimate all operating costs that we would have incurred as a separate public company from HRPT. Accordingly, the net income and funds from operations shown are not necessarily indicative of results that we may realize as a separate company. Additionally, year to year comparisions are impacted by property acquisitions during historical periods. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included herein in Item 14 of this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

Income Statement Data:                                  Year Ended December 31,
                                      ------------------------------------------------------
                                        1999        1998       1997       1996       1995
                                      ------------------------------------------------------
Total revenues                        $ 90,790   $ 88,306   $ 84,171   $ 70,442   $ 66,604
Net income(1)                           14,834     46,236     44,723     36,441     31,062
Funds from operations (2)               67,091     64,533     62,549     51,824     45,810
Distributions                           15,601         --         --         --         --

Weighted average shares
outstanding                             26,000     26,000     26,000     26,000     26,000

Per share:
   Net income(1)                      $   0.57   $   1.78   $   1.72   $   1.40   $   1.19
   Funds from operations (2)              2.58       2.48       2.41       1.99       1.76
   Distributions                          0.60         --         --         --         --
Balance Sheet Data:                                       At December 31,
                                      ------------------------------------------------------
                                        1999        1998       1997       1996       1995
                                      ------------------------------------------------------
Real estate properties, at cost       $708,739   $732,393   $720,987   $692,034   $586,940
Real estate mortgages, net              22,939     37,826     38,134     38,270     37,798
Total assets                           654,000    686,296    692,586    679,201    587,701
Total indebtedness                     200,000         --         --         --         --
Total shareholders' equity             409,406    642,069    646,938    664,492    573,793

(1)  Includes an impairment  loss write-down and loan loss reserve  totaling
     $30.0 million ($1.15 per share) for 1999.
(2)  Funds from operations or "FFO," as defined in the white paper on funds from operations which was approved by the Board of  Governors  of NAREIT in March 1995,  is net income computed in accordance with GAAP,  before gains or losses from sales of properties and extraordinary  items,  plus  depreciation  and  amortization  and after adjustment for unconsolidated  partnerships and joint ventures. Senior Housing considers FFO to be an appropriate  measure  of  performance  for an equity  REIT,  along with cash flow from operating  activities,  financing  activities  and  investing  activities,  because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital  expenditures,  pay distributions and fund other cash needs. Senior
     Housing computes FFO in accordance with the standards  established by NAREIT which may not be  comparable  to FFO  reported  by other  REITs  that do not  define the term in accordance  with the current NAREIT  definition or that interpret the current NAREIT definition  differently.  FFO does not represent cash generated by operating activities in accordance  with GAAP and should not be considered as an  alternative to net income, determined in accordance  with GAAP, as an indication of financial  performance  or the cash flow from operating  activities,  determined in accordance with GAAP, as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information is provided in connection with, and should be read in conjunction with, the Consolidated Financial Statements included herein as Item 14 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Year Ended December 31, 1999, Compared to 1998

         For the year ended December 31, 1999, compared to the year ended December 31, 1998, total revenues increased by $2.5 million, total expenses increased by $33.9 million and net income decreased by $31.4 million. Total revenues increased due to the full year impact of the rent generated from five properties acquired during 1998. Total expenses increased primarily due to a $30.0 million charge to income consisting of a write-down for the impairment of assets and a loan loss reserve. In addition, depreciation expense increased by $4.0 million, due to a change in the estimated useful lives of some real estate properties and the full year impact of five properties acquired during 1998. Net income was $14.8 million, or $0.57 per share, for the period ending December 31, 1999. During the period ending December 31, 1998, net income was $46.2 million, and on a pro forma 26.0 million average shares outstanding net income was $1.78 per share.

         As previously announced, three of our tenants, Frontier, Mariner and IHS have filed for protection under the bankruptcy laws. Frontier filed in July 1999, Mariner filed in January 2000 and IHS filed in February 2000. Bankruptcy laws may allow our tenants relief or discharge them from their financial obligations to us. For 1999, rental and mortgage interest income related to Frontier, Mariner and IHS was $2.2 million, $15.4 million and $26.6 million, respectively. At December 31, 1999 real estate investments, before impairment loss recognition and net of accumulated depreciation, for these three tenants were $10.0 million, $68.3 million and $136.9 million, respectively. We also had mortgage investments, before loss reserves, related to IHS of $36.6 million at December 31, 1999. Based on estimates of future cash flows from properties leased to Mariner and IHS, we recognized an impairment in the carrying value of properties totaling $30.0 million.

         In February 2000, all of the properties that were leased to Frontier were sold for $13.0 million. In March 2000, we repaid $12.0 million on our bank credit facility.

         In March 2000, we reached a conditional agreement with Mariner as follows:

     o Mariner's lease obligations for all 26 properties which we own and lease to Mariner will be terminated.

     o Approximately $24.0 million of cash and securities which we hold to secure Mariner's obligations will be retained by us.

     o We will assume operating responsibilities for 17 of these 26 properties. Title to five of these properties will be transferred to Mariner which will continue the operations. The remaining four nursing homes are now subleased to two private companies and we expect to negotiate with these two subtenants for their continued operations of those properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Our agreement with Mariner is contingent upon approval by Mariner's creditors committee and the Delaware Bankruptcy Court before which Mariner's bankruptcy is pending and required regulatory approvals from various states where affected nursing homes are located.

         The three Frontier properties which have been sold and the five Mariner properties which may be transferred for retention of the security deposits which we hold have been owned by us and our predecessor, HRPT since 1987 and 1990, respectively. Because of previously recorded depreciation and other accounting requirements we expect to realize accounting and tax gains as a result of these transactions during the first half of 2000. At the same time, future interest savings from the repayment of our bank credit facility with the proceeds from the sale of the Frontier properties and operating earnings from the former Mariner properties is expected to be less than the rent which we previously received from Mariner and Frontier, at least until the operations of the Mariner properties which are assumed by us are stabilized and those properties are sold or re-leased. Because we are still pursuing claims for breach of lease and rental arrearages for the former Frontier properties and because the Mariner agreement is contingent and subject to possible changes, the amount of gains or reduced cash flow which we will realize cannot be accurately estimated at this time.

         We are currently in negotiations with IHS. The current negotiations include, but are not limited to, the possibilities that we will sell the properties now leased to IHS, that lease terms may be changed, that new tenants may begin operations of these properties, that properties may be operated by us for our own account or mortgage obligations due to us may be released for other compensation. No assurances can be made as to if, when and how these negotiations will be concluded. We may recognize additional gains or losses when these negotiations are completed.

         Funds from operations for the year ended December 31, 1999, were $67.1 million, or $2.58 per share, compared to $64.5 million, or $2.48 per share, in 1998. The increase is due to the full year impact of income from five properties acquired during 1998. Non-recurring and non-cash losses excluded from the 1999 calculation of funds from operations aggregated $30.0 million. Distributions for the year ended December 31, 1999, were $15.6 million or $0.60 per share. Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Year Ended December 31, 1998, Compared to 1997

         For the year ended December 31, 1998, compared to the year ended December 31, 1997, total revenues increased by $4.1 million, total expenses increased by $2.6 million and net income increased by $1.5 million. Total revenues increased due to rent generated from the acquisition of five properties during 1998 and the full year impact of the rent generated from five properties acquired during 1997. Total expenses increased primarily because of higher allocated interest expense of $2.3 million, which resulted from increased borrowings. Net income was $46.2 million and $44.7 million for the year ended December 31, 1998 and 1997, respectively. There were no shares outstanding during these periods. On a pro forma 26.0 million average shares outstanding, net income per share would have been $1.78 and $1.72 for the year ended December 31, 1998 and 1997, respectively.

         Funds from operations increased by $2.0 million for the year ended December 31, 1998, compared to the prior period due to income from five properties acquired during 1998 and the full year impact of income from five properties acquired during 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

LIQUIDITY AND CAPITAL RESOURCES

         In September 1999, our registration statement on Form S-11, relating to the distribution of 13.2 million of our common shares to HRPT's shareholders
(the "Spin-Off") was declared effective by the Securities and Exchange Commission. Prior to the Spin-Off, we had 26.0 million common shares outstanding, all of which were owned by HRPT. On October 12, 1999, HRPT distributed 13.2 million of our common shares to HRPT's shareholders of record on October 8, 1999.

         At December 31, 1999, we had cash and cash equivalents of $17.1 million. For the years ended December 31, 1999 and 1998, cash flows from operating activities were $64.1 million and $60.2 million, respectively, cash flows from investing activities were $387,000 and $306,000, respectively, and cash used for financing activities was $47.5 million and $60.4 million, respectively. We expect that our current cash, cash equivalents, future cash flows from operating and financing activities will be sufficient to meet our short-term and long-term working capital requirements.

         Total assets decreased by $32.3 million from $686.3 million as of December 31, 1998, to $654.0 million as of December 31, 1999. The decrease was primarily due to the write-down resulting from impairment of assets, a loan loss reserve provision and depreciation.

         On September 1, 1999, we agreed to pay HRPT $200 million (the "Formation Debt") in connection with the transfer to us of HRPT's 100% ownership in one of the subsidiaries that own some of our properties. The Formation Debt bore interest at HRPT's weighted average cost of debt, (7.1%), and was paid to HRPT on October 13, 1999.

         In September 1999, we entered into an agreement for a $350 million, three-year, interest only bank credit facility secured by first mortgages on 18 properties. The interest rate is LIBOR plus 2.0% per annum and will increase by 0.25% if our debt to total capital, as defined, exceeds 50%. The bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. Our bank credit facility documentation has customary representations, warranties, covenants and event of default provisions. The material restrictive financial covenants require us to:

     o    limit debt to no more than 60% of total capital, as defined;

     o maintain a ratio of net income plus interest expense and depreciation to interest expense of at least 1.5; and

     o maintain a tangible net worth, as defined, of $450 million, subject to increases based on equity issuances.

         After the Spin-Off, we borrowed $200 million under this bank credit facility which we used to pay the Formation Debt to HRPT. At December 31, 1999, we had $150 million available under the bank credit facility. In March 2000, we used $12 million of proceeds from the sale of the three former Frontier properties to reduce amounts outstanding under the bank credit facility to $188 million, leaving $162 million available to be borrowed.

         In the short-term, we expect to use the bank credit facility to fund our working capital needs for operations of the Mariner properties which we will assume if the Mariner agreement described above is approved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         In both the short-term and the long-term, we intend to acquire additional senior housing properties. These purchases will be initially funded with excess working capital, if any, and proceeds of borrowings under the bank credit facility. We expect to repay bank credit facility borrowings periodically with long-term debt or equity capital. We believe that we will have sufficient access to capital markets to meet our working capital needs, our growth objectives and refinance our debt as needed. However, access to capital will depend upon numerous factors, including some beyond our control. We can provide no assurance that we will be able to raise additional capital in sufficient amounts, or at appropriate costs, to meet our working capital needs, to fund growth or to repay debt in both the short-term and the long-term.

Impact of Inflation

         Inflation might have both positive and negative impact upon our business. Inflation might cause the value of our real estate investments to increase. Similarly, in an inflationary environment, the percentage rents which we receive based upon CPI increases or as a percentage of our tenants' revenues should increase. Also, rent yields we could charge for new investments would likely increase. Offsetting these benefits, inflation might cause the costs of equity and debt capital to increase. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we may purchase interest rate cap agreements. The decision to enter into these agreements will be based on the amount of floating rate debt outstanding and our belief that material interest rate increases are likely to occur. We do not believe inflation in the U.S. economy during the next few years will have any material effect on our business.

Year 2000

         We experienced no disruptions in our information and non-information technology systems and incurred no costs with respect to year 2000 issues. We are not aware of any material problems resulting from year 2000 issues by our systems or the systems of our tenants or their material vendors and our material vendors, but will continue to monitor these systems throughout the year to ensure that any late year 2000 issues that may arise are addressed promptly.

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intent or expectation concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to the approval of the Mariner agreement, our ability to operate and stabilize operations at the Mariner properties, our ability to successfully negotiate with Mariner's subtenants, our ability to successfully negotiate with IHS, our ability to expand our portfolio, performance of our assets, the ability to make distributions, our tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, status of the capital markets (including prevailing interest rates), compliance with the changes to regulations within the healthcare industry, competition, changes to federal, state, and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable and prudent at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $200 million at December 31, 1999, is 8.17% per annum. An immediate 10% change in that interest rate or 81.7 basis points, would increase or decrease our costs by $1.6 million, or $0.06 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                        Total Interest
                           Interest Rate   Outstanding      Expense
                              Per Year        Debt          Per Year
                           --------------  -----------    -----------
At December 31, 1999          8.17%         $200,000       $ 16,340
10% reduction                 7.35%          200,000         14,700
10% increase                  8.99%          200,000         17,980

         The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 81.7 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

         We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

         During the past few months, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We purchased an interest rate cap agreement on our current debt to protect against rate increases above 8%. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

         We currently own real estate mortgages receivable inclusive of a loan loss reserve with a carrying value of $22.9 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses at a weighted average estimated per year market rate for December 31, 1999 of 10.75%, the estimated fair value of our mortgages receivable was $23.7 million.

         An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our real estate mortgages receivable at December 31,1999, would affect the fair value of those receivables as follows:

                                            Carrying Value of
                                               Real Estate
                          Interest Rate         Mortgages        Estimated Fair
                             Per Year          Receivable             Value
                          -------------     -----------------    --------------
                                         (dollars in thousands)
   Estimated market            10.75%            $22,939             $23,722
   10% reduction                9.67%             22,939              25,256
   10% increase                11.83%             22,939              22,328

         If the market rate changes occurred gradually over time, the effect of these changes would be realized gradually. Because our real estate mortgages receivable are fixed rate instruments, changes in market interest rates will have no effect on our operating results unless these receivables are sold. At this time, we expect to hold our existing mortgages to their maturity and not to realize any profit or loss from trading these mortgages. Also, we do not presently expect to expand our mortgage investments.

         The interest rate changes that affect the valuations of our mortgages are U.S. dollar long-term rates for corporate obligations of companies with ratings similar to our mortgagors.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included herein in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

         The information in Part III (Items 10 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Index to Financial Statements and Financial Statement Schedules

                         SENIOR HOUSING PROPERTIES TRUST

                                                                                                                 Page
The following consolidated financial statements and financial statement schedules of Senior
    Housing  Properties  Trust are  included  herein on the pages indicated:
      Report of Ernst and  Young  LLP,  Independent Public Accountants                                            F-1
      Consolidated Balance Sheets as of December 31, 1999 and 1998                                                F-2
      Consolidated Statements of Income for each of the three  years in the periods ended
        December 31, 1999                                                                                         F-3
      Consolidated Statements of Shareholders' Equity for each of the three years in the periods
        ended December 31, 1999                                                                                   F-4
      Consolidated Statements of Cash Flows for each of the three years in the periods ended
        December 31, 1999                                                                                         F-5
      Notes to Consolidated Financial Statements                                                                  F-6
      Schedule III - Real Estate and Accumulated Depreciation                                                     S-1
      Schedule IV - Mortgage Loans on Real Estate                                                                 S-5

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 1999, we filed the following Current Reports on Form 8-K:

         (i) Current Report on Form 8-K dated October 21, 1999, relating to the election of a new trustee (Item 5).

(c)      Exhibits

         2.1 Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K filed on October 26, 1999 by HRPT Properties Trust.)

         3.1      Amended and Restated Declaration of Trust.  (Filed herewith.)

         3.2 Amended and Restated Bylaws, as amended to date. (Filed herewith.)

         4.1 Form of temporary common share certificate. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

         10.1 Advisory Agreement, dated as of October 12, 1999, between the Company and REIT Management & Research, Inc. (+) (Filed herewith.)

         10.2     1999  Incentive  Share  Award  Plan.  (+)   (Incorporated   by
                  reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.3 Promissory Note, dated September 1, 1999, from the Company and SPTMRT Properties Trust, as makers, to HRPT Properties Trust, as holder. (Incorporated by reference to the Current Report on Form 8-K filed on October 26, 1999 by HRPT Properties Trust.)

         10.4 Revolving Loan Agreement, dated as of September 15, 1999, among the Company, Dresdner Bank AG, the Other Lenders Party Thereto, SPTMRT Properties Trust and SPTBrook Properties Trust, together with Exhibits and Form of Mortgage, Form of Deed of Trust and Form of Pledge Agreement. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.5 Master Lease Agreement, dated as of December 27, 1996, between Health and Retirement Properties Trust and BLC Property, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.6 Guaranty Agreement, dated as of December 27, 1996, by Brookdale Living Communities, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., and Brookdale Living Communities of Arizona, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.7 First Amendment to Master Lease Agreement and Incidental Documents, dated as of May 7, 1997, by and among Health and Retirement Properties Trust, BLC Property, Inc., Brookdale Living Communities of Washington, Inc., Brookdale Living Communities of Arizona, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., Brookdale Living Communities, Inc, The Prime Group, Inc., Prime International, Inc., PGLP, Inc., Prime Group Limited Partnership, and Prime Group II, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.8 Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.9 Representative Guaranty of Tenant Obligations, dated as of October 8, 1993, by Marriott International, Inc. in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.10 Representative First Amendment to Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.11 Representative Assignment and Assumption of Leases, Guarantees and Permits for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the
                  Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.12 Representative Second Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.13 Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.14 Assignment of Lease, dated as of June 16, 1994, by HMC Retirement Properties, Inc. in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.15 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.16 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.17 Consent and Modification Agreement, dated as of October 10, 1997, between Marriott International, Inc., Marriott Senior Living Services, Inc., New Marriott MI, Inc., Health and Retirement Properties Trust, and Church Creek Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.18 Master Lease Document, General Terms and Conditions dated as of December 28, 1990, between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.19 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.20 Lease dated as of March 27, 1992, between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.21 Amendment to Master Lease Document dated as of December 29, 1993 between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the
                  Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.22 Amendment to AMS Properties, Inc. Facility Leases dated as of October 1, 1994 between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.23 Amendment to AMS Properties, Inc. Facility Leases dated October 31, 1997 between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.24 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.25 Master Lease Agreement dated as of June 30, 1992 by and between Health and Rehabilitation Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.26 Amended and Restated HRP Shares Pledge Agreement, dated as of June 30, 1992, between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.27 Amended and Restated Voting Trust Agreement, dated as of June 30, 1992 from AMS Properties, Inc. to HRPT Advisors, Inc., as voting trustee. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.28 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.29 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.30 Amendment to Master Lease Document dated as of December 29, 1993 between Health and Rehabilitation Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.31 Amendment to GCI Health Care Centers, Inc., Master Lease Document and Facility Leases dated as of October 1, 1994 between Health and Retirement Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.32 Amendment to GCI Health Care Centers, Inc. Facility Leases dated October 31, 1997 between Health and Retirement Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.33 Guaranty, Cross Default and Cross Collateralization Agreement, dated as of June 30, 1992, by and among AMS Properties, Inc., CGI Health Care Centers, Inc. and Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.34 Guaranty, dated as of October 31, 1997, by Grancare Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.35 Guaranty, dated as of October 31, 1997, by Paragon Health Network, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.36 Amended, Restated and Consolidated Master Lease Document, dated as of September 24, 1997, between Health and Retirement Properties Trust and ECA Holdings, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., and College Park/SCC, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.37 Guaranty By Integrated Health Services, Inc., dated as of September 24, 1997, by Integrated Health Services, Inc., in favor of Health and Retirement Properties Trust (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.38 Representative Lease Agreement for properties leased to Integrated Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.39 Representative Lease Agreement for properties leased to Integrated Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.40 Guaranty, dated as of February 11 1994, by Horizon Healthcare Corporation in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.41 Consent, Assumption and Guaranty Agreement, dated as of December 31, 1997, by and among Integrated Health Services, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Healthsouth Corporation, Horizon Healthcare Corporation, Health and Retirement Properties Trust, and Indemnity Collection Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         12.1 Statement regarding computation of ratio of earnings to fixed charges. (Filed herewith.)

         21.1     List of Subsidiaries. (Filed herewith.)

         23.1     Consent of Sullivan &  Worcester  LLP.  (Contained  In Exhibit
                  8.1.)

         27.1     Financial Data Schedule.  (Filed herewith.)

         ----------------------
         (+)      Management contract or compensatory plan or arrangement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statements and schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Housing Properties Trust and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young LLP
Boston, Massachusetts
March 17, 2000

                                          SENIOR HOUSING PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         December 31,
                                                                          ---------------------------------------
                                                                                1999                  1998
                                                                          -----------------      ----------------

ASSETS
Real estate properties, at cost, (including properties leased to affiliates with a cost of $20,422 in 1999 and $38,270 in 1998):
    Land                                                                         $69,673               $69,673
    Buildings and improvements                                                   639,066               662,720
                                                                          -----------------      ----------------
                                                                                 708,739               732,393
    Accumulated depreciation                                                    (108,709)              (94,616)
                                                                          -----------------      ----------------
                                                                                 600,030               637,777

Real estate mortgages receivable, net of loan loss reserve of $14,500
  in 1999                                                                         22,939                37,826
Cash and cash equivalents                                                         17,091                   139
Other assets                                                                      13,940                10,554
                                                                          -----------------      ----------------
                                                                                $654,000              $686,296
                                                                          =================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                              $200,000                   $--
Deferred rents and other deferred revenues                                        26,715                28,266
Security deposits                                                                 15,235                15,235
Other liabilities                                                                  2,317                   726
Due to affiliate                                                                     327                    --

Commitments and contingencies                                                         --                    --

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, 26,001,500 shares and 26,374,760
      shares issued and outstanding, respectively                                    260                   264
    Additional paid-in capital                                                   444,511                    --
    Cumulative net loss                                                          (19,764)                   --
    Distributions                                                                (15,601)                   --
    Ownership interest of HRPT Properties Trust                                       --               641,805
                                                                          -----------------      ----------------
      Total shareholders' equity                                                 409,406               642,069
                                                                          -----------------      ----------------
                                                                                $654,000              $686,296
                                                                          =================      ================


See accompanying notes

                                          SENIOR HOUSING PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF INCOME
                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                           Year Ended December 31,
                                                          -----------------------------------------------------------
                                                                1999                 1998                 1997
                                                          -----------------    -----------------    -----------------

    Revenues:
        Rental income                                           $84,881              $82,542             $78,463
        Interest and other income                                 5,909                5,764               5,708
                                                          -----------------    -----------------    -----------------
          Total revenues                                         90,790               88,306              84,171
                                                          -----------------    -----------------    -----------------

    Expenses:
        Interest                                                 18,768               19,293              16,958
        Depreciation                                             22,247               18,297              17,826
        General and administrative                                4,941                4,480               4,664
        Loan loss reserve                                        14,500                   --                  --
        Impairment of assets                                     15,500                   --                  --
                                                          -----------------    -----------------    -----------------
          Total expenses                                         75,956               42,070              39,448
                                                          -----------------    -----------------    -----------------

    Net income                                                  $14,834              $46,236             $44,723
                                                          =================    =================    =================


    Weighted average shares outstanding (note 2)                 26,000               26,000              26,000
                                                          =================    =================    =================

    Basic and diluted earnings per share data:

          Net income                                              $0.57                $1.78               $1.72
                                                          =================    =================    =================


See accompanying notes

                                          SENIOR HOUSING PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS)


                                                                                                        Ownership
                                                                                                       Interest of
                                                         Additional                                        HRPT
                                Number of   Common         Paid-in      Cumulative                      Properties
                                 Shares       Shares       Capital       Net Loss     Distributions       Trust          Total
                              ------------  -----------  ------------  -------------  ---------------  -------------  ------------
Balance at
  December 31, 1996                    --          $--           $--           $--              $--       $664,492      $664,492
Net income                             --          --             --            --               --         44,723        44,723
Owner distribution, net                --          --             --            --               --        (62,277)      (62,277)
                              ------------  -----------  ------------  -------------  ---------------  -------------  ------------
Balance at
  December 31, 1997                    --          --             --            --               --        646,938       646,938
Net income                             --          --             --            --               --         46,236        46,236
Owner distribution, net                --          --             --            --               --        (51,369)      (51,369)
Issuance of shares             26,374,760         264             --            --               --             --           264
                              ------------  -----------  ------------  -------------  ---------------  -------------  ------------
Balance at
  December 31, 1998            26,374,760         264             --            --               --        641,805       642,069
Net income (January 1 to
  October 11)                          --          --             --            --               --         34,598        34,598
Owner distribution, net                --          --             --            --               --        (31,919)      (31,919)
Cancellation of shares           (374,760)         (4)            --            --               --              4            --
Distribution of shares to
HRPT shareholders                      --          --        444,488            --               --       (644,488)     (200,000)
Net loss (October 12 to
  December 31)                         --          --             --       (19,764)              --             --       (19,764)
Distributions                          --          --             --            --          (15,601)            --       (15,601)
Issuance of shares                  1,500          --             23            --               --             --            23
                              ------------  -----------  ------------  -------------  ---------------  -------------  ------------
Balance at
  December 31, 1999            26,001,500        $260       $444,511      $(19,764)        $(15,601)           $--      $409,406
                              ============  ===========  ============  =============  ===============  =============  ============

See accompanying notes

                                          SENIOR HOUSING PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)




                                                                               Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                      1999               1998               1997
                                                                 ----------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $14,834            $46,236            $44,723
   Adjustments to reconcile net income to cash
           provided by operating activities:
       Depreciation                                                    22,247             18,297             17,826
       Impairment of assets and loan loss reserve                      30,000                 --                 --
       Changes in assets and liabilities:
           Other assets                                                (3,363)            (2,876)            (2,394)
           Deferred rents and other deferred revenues                  (1,551)            (1,455)            22,087
           Security deposits                                               --                 --              8,815
           Other liabilities                                            1,591                 34                 37
           Due to affiliate                                               327                 --                 --
                                                                 ----------------    --------------     --------------
       Cash provided by operating activities                           64,085             60,236             91,094
                                                                 ----------------    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Real estate acquisitions and improvements                               --                 (2)           (19,799)
   Investments in mortgage loans                                           --                 --               (124)
   Repayments of mortgage loans                                           387                308                260
                                                                 ----------------    --------------     --------------
       Cash provided by (used for) investing activities                   387                306            (19,663)
                                                                 ----------------    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Owner's net distribution                                           (31,919)           (60,403)           (71,431)
   Distributions                                                      (15,601)                --                 --
   Proceeds from borrowing                                            200,000                 --                 --
   Repayment of Formation Debt due to HRPT
          Properties Trust                                           (200,000)                --                 --
                                                                 ----------------    --------------     --------------
       Cash used for financing activities                             (47,520)           (60,403)           (71,431)
                                                                 ----------------    --------------     --------------

Increase in cash and cash equivalents                                  16,952                139                 --
Cash and cash equivalents at beginning of period                          139                 --                 --
                                                                 ----------------    --------------     --------------
Cash and cash equivalents at end of period                            $17,091               $139                $--
                                                                 ================    ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $2,446                $--                $--

NON-CASH INVESTING ACTIVITIES:
   Real estate acquisitions                                                --             (9,298)            (9,154)

NON-CASH FINANCING ACTIVITIES:
   Formation Debt due to HRPT Properties Trust                        200,000                 --                 --
   Owner's  contribution                                                   --              9,298              9,154
   Issuance of common shares                                               23                 --                 --

See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization

            The consolidated financial statements of Senior Housing Properties Trust include the accounts of 81 properties and 12 mortgages receivable (the "Properties") and of Senior Housing Properties Trust ("Senior Housing Trust"). The Properties and Senior Housing Trust are collectively referred to as "Senior Housing". These consolidated financial statements are presented as if Senior Housing was a legal entity separate from HRPT Properties Trust ("HRPT"); although no such entity existed until October 12, 1999. Senior Housing operates in a single segment.

            HRPT organized Senior Housing Trust, a 100% owned subsidiary through October 11, 1999, as a Maryland real estate investment trust on December 16, 1998. At the time of its organization, Senior Housing Trust issued 26.4 million shares to HRPT for consideration of $263,748. Subsequently, 0.4 million shares were cancelled and 26.0 million shares are currently issued and outstanding.

            For a substantial part of the periods presented, the Properties were owned by HRPT. On or about June 30, 1999, the Properties were transferred by HRPT to several of its 100% owned subsidiaries. Effective as of September 1, 1999, HRPT transferred 100% ownership of the several subsidiaries, which own the Properties, to Senior Housing Trust. On October 12, 1999, HRPT distributed 13.2 million shares of its 26.0 million Senior Housing Trust shares to HRPT shareholders (the "Spin-Off").

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. Prior to the Spin-Off, all of Senior Housing was owned by HRPT, and transactions have been presented at HRPT's historical basis. Prior to the Spin-Off substantially all the rental income and mortgage interest income received by HRPT from the tenants and mortgagors of Senior Housing was deposited in and commingled with HRPT's general funds. Funds for capital investments and other cash required by Senior Housing was provided by HRPT. Prior to September 1, 1999, interest expense was allocated based on HRPT's historical interest expense as a percentage of HRPT's average historical costs of real estate investments. General and administrative costs of HRPT for the periods prior to the Spin-Off were allocated to Senior Housing based on HRPT's investment advisory agreement formula and other costs were allocated based on historical costs as a percentage of HRPT's average historical costs of real estate investments. In the opinion of management, the methods for allocating interest and general and administrative expenses were reasonable. It was not practicable to estimate additional costs that would have been incurred by Senior Housing as a separate entity.

REAL ESTATE PROPERTIES AND MORTGAGE INVESTMENTS. Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. During 1999, the estimated useful lives of certain real estate properties were changed. The effect reduced net income and earnings per share, for the period ending December 31, 1999, $3.8 million and $0.15 per share, respectively. Impairment losses on properties are recognized when indicators of impairment are present and the estimated, undiscounted cash flows to be generated by the properties are less than the carrying amount of concerned properties.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest which approximates market.

INTEREST RATE CAP AGREEMENTS. Senior Housing has entered into an interest rate cap agreement to limit exposure to the risk of rising interest rates. This arrangement, which expires in December 2001, has a notional amount of $200 million. Senior Housing will be entitled to receive payments by a counterparty should LIBOR increase above a threshold amount.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION. Rental income from operating leases is recognized on a straight-line basis over the life of the lease agreements. Interest income is recognized as earned over the terms of the real estate mortgages. Percentage rent and supplemental mortgage interest income are recognized as earned. For interim periods, percentage rent and supplemental mortgage interest income are accrued prior to achievement of specified targets when the achievement of the targets is probable. For the years ended December 31, 1999, 1998 and 1997, percentage rent and supplemental mortgage interest income aggregated $4.0 million, $2.9 million and $2.9 million, respectively.

EARNINGS PER COMMON SHARE. Because Senior Housing's operations were included in the consolidated financial statements of HRPT prior to the Spin-Off, there are no shareholder equity accounts for Senior Housing prior to 1999. Common shares outstanding of 26.0 million at October 12, 1999 have been included in the earnings per share calculation as if the shares were outstanding for all periods prior to October 12, 1999. Earnings per common share are computed using the weighted average number of shares outstanding during the period. Senior Housing has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

USE OF ESTIMATES. Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

INCOME TAXES. Prior to the Spin-Off, Senior Housing's operations were included in HRPT's income tax returns. Senior Housing and HRPT qualify as real estate investment trusts under the Internal Revenue Code of 1986, as amended. Accordingly, they are not expected to be subject to federal income taxes provided they distribute their taxable income and continue to meet the other requirements for qualifying as a real estate investment trust. However, they are subject to state and local taxes on their income and property.

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998, which was further amended by Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" in 1999. FAS 133 must be adopted for the 2001 financial statements. Senior Housing believes adoption of FAS 133 is not expected to have a significant impact on its reported financial condition or results of operations.

Note 3.  Report of Tenants' Financial Condition

         Three of Senior Housing's tenants, The Frontier Group, Inc. ("Frontier"), Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS") have filed for protection under bankruptcy laws. Frontier filed in July 1999, Mariner filed in January 2000 and IHS filed in February 2000. For 1999, rental income and mortgage interest related to Frontier, Mariner and IHS was $2.2 million, $15.4 million and $26.6 million, respectively. At December 31, 1999 real estate investments, before impairment loss recognition and net of accumulated depreciation, for these three tenants were $10.0 million, $68.3 million and $136.9 million, respectively. Senior Housing also had mortgage investments, before loss reserves, related to IHS of $36.6 million at December 31, 1999.

         Senior Housing has concluded that impairment indicators are present with respect to properties operated by these tenants and has prepared undiscounted cash flow projections for each of the properties. For purposes of these projections, Senior Housing has assumed that rents on some properties may be modified and that some of the leases may be terminated after which Senior Housing will operate the properties for a period of time and, ultimately, sell them. In addition, a third party not in bankruptcy has guaranteed the lease obligations of some of the properties operated by one of the tenants. Senior Housing has assumed that the guarantor will honor the lease obligations. The undiscounted cash flow projections reflect the expected rents to be earned over the lease term and the expected cash flows earned from operating the properties for a period of time plus the proceeds

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from assumed future sales of the properties. Cash flows during the period in which Senior Housing may operate the properties are estimated based on the historical performance of each property, excluding rent paid to Senior Housing. Projected sale prices are based on an estimated per bed value consistent with industry practice and reflect prices that Senior Housing has observed in recent transactions. Based on these undiscounted cash flow projections, Senior Housing has concluded that certain of its real estate and mortgage investments are impaired as of December 31, 1999. Based on its estimates of fair values net of selling costs, Senior Housing has written down the carrying value of these real estate investments, including investments leased to an affiliate, Advisors Healthcare Group, Inc. ("Advisors Health"), as of December 31, 1999 by recording an impairment loss write-down in the accompanying consolidated statement of income of $15.5 million. In addition, Senior Housing has recorded a loan loss reserve of $14.5 million related to the mortgage investment it considered impaired. It is reasonably possible that estimates of future cash flows could be reduced significantly depending on the outcome of the bankruptcy proceedings or if the third party should fail to honor its guarantee. As a result, additional losses could be recognized in future periods and the amounts could be material.

         In February 2000, Senior Housing sold all of the properties that were leased to Frontier for $13.0 million. Senior Housing is continuing to pursue claims against Frontier and other parties for breach of its leases and for rental arrearages. The amount of net gain, if any, which may be realized from the sale of the Frontier properties will depend upon the outcome of these claims. The amount of gain or loss to be realized as a result of this transaction is not expected to be material. Because these properties have been sold, Senior Housing will no longer receive rental income from these properties.

         In March 2000, Senior Housing reached an agreement in principle with Mariner whereby Mariner may be released from its lease obligations, certain security deposits held by Senior Housing may be retained by Senior Housing, certain properties now operated by Mariner will in the future be operated by Senior Housing, and other properties now owned by Senior Housing will be conveyed to Mariner. If this agreement is approved Senior Housing expects that it may realize gains and that its future earnings and cash flows may be less than the rent previously earned from the Mariner leases, at least on a short term basis. This agreement is contingent upon third party approvals beyond
Senior Housing's control. If and when this agreement is implemented it may result in additional material gains or losses.

         Senior Housing is currently in negotiations with IHS. The current negotiations include, but are not limited to, the possibilities that Senior Housing will sell some of the properties, that lease or mortgage terms may be changed, that new tenants may begin operations of properties, that properties may be operated by Senior Housing for its own account or that mortgage obligations due to Senior Housing may be released for other compensation. Senior Housing may recognize additional gains or losses when these negotiations are completed and the additional gains or losses may be material.

Note 4.  Real Estate Properties

         The owned Properties are generally leased on a triple net basis, pursuant to noncancellable, fixed term operating leases expiring between 2001 to 2019. Generally, the leases to a single tenant or group of affiliated tenants are cross-defaulted and cross-guaranteed, and provide for all or none tenant renewal options at existing rates followed by several market rate renewal terms. These triple net leases generally require the lessee to pay all property operating costs.

         The future minimum lease payments to be received during the current terms of the leases, as of December 31, 1999, were approximately $78.3 million in 2000, $78.0 million in 2001, $79.4 million in 2002, $79.6 million in 2003,
$79.4 million in 2004 and $602.7 million thereafter. These future payments include minimum lease payments from IHS and Mariner of $36.3 million in 2000, $36.5 million in 2001, $36.6 million in 2002, $36.8 million in 2003, $36.9 million in 2004, and $179.9 million thereafter.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Real Estate Mortgages Receivable

                                                        December 31,
                                            ------------------------------------
                                                  1999                1998
                                            -----------------    ---------------
                                                   (dollars in thousands)
Mortgage notes receivable due December 2016           $8,693             $8,769
Mortgage note receivable due January 2013                883                883
Mortgage note receivable due December 2010            18,777             18,992
Mortgage note receivable due January 2006              9,086              9,182
                                            -----------------    ---------------
                                                      37,439             37,826
Loan loss reserve                                    (14,500)                --
                                            -----------------    ---------------
                                                     $22,939            $37,826
                                            =================    ===============

           At December 31, 1999, the interest rates on these notes receivable ranged from 10.3% to 13.75% per annum. In 1999 Senior Housing established an allowance of $14.5 million for the impairment of a real estate mortgage loan with a face value of $18.8 million.

Note 6.  Shareholders' Equity

           Senior Housing has reserved 1,300,000 shares of Senior Housing's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). During 1999, the three Independent Trustees, as part of their annual fee, were each granted 500 common shares from this plan. The shares granted to the Trustees vest immediately. At December 31, 1999, 1,298,500 of Senior Housing's common shares remain reserved for issuance under the Award Plan.

           In January 2000, Senior Housing declared a distribution of $0.60 per share which was distributed on February 24, 2000. Distributions per share paid by Senior Housing for 1999 were $0.60 per share, or approximately $15.6 million.

Note 7.  Commitments and Contingencies

          At December 31, 1999 and 1998, Senior Housing had total commitments aggregating $3.7 million to fund or finance improvements to the Properties.

Note 8.  Transactions with Affiliates

          Senior Housing has entered into an agreement with REIT Management & Research, Inc. ("REIT Management") to provide investment, management and administrative services. Gerard M. Martin and Barry M. Portnoy, who serve as managing trustees of Senior Housing and HRPT, own REIT Management. REIT Management is paid by Senior Housing based on a formula amount of gross invested assets in the properties. Investment advisory fees for 1999, 1998 and 1997 with respect to Senior Housing's invested assets were $3.9 million, $3.8 million and $3.7 million, respectively. Beginning with the year ending December 31, 2000, REIT Management will also be entitled to an incentive fee, paid in restricted shares, based on a formula.

          Messrs. Martin and Portnoy are principal shareholders of Advisors Health (formerly known as Connecticut Subacute Corporation II), which is a lessee of Senior Housing. The lease with Advisors Health is based on market terms and is generally similar to Senior Housing's leases with unaffiliated companies. These properties are managed by IHS. Senior Housing recorded rental income of $4.5 million as a result of this lease during each of the years ending December 31, 1999, 1998 and 1997.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Indebtedness

          In September 1999, Senior Housing entered into an agreement for a $350 million, three-year, interest only, bank credit facility. The bank credit facility is secured by 18 properties, with a net book value of $380.2 million at December 31, 1999, and matures in 2002. The interest rate is LIBOR plus a premium (8.17% at December 31, 1999) and will increase if Senior Housing's debt to total capital, as defined, meets or exceeds 50%. The bank credit facility is available for acquisitions, working capital and for general business purposes. On October 13, 1999, $200 million, used to pay the formation debt due to HRPT, was outstanding under the bank credit facility.

Note 10.  Fair Value of Financial Instruments and Commitments

          The financial statements presented include mortgage investments, rents receivable, other liabilities and security deposits. Except as follows, the fair values of the financial instruments and commitments to fund improvements were not materially different from their carrying values at December 31, 1999 and 1998:

                                                         1999                                1998
                                            --------------------------------    -------------------------------
                                               Carrying                           Carrying
                                                Amount          Fair Value         Amount          Fair Value
                                            ---------------    -------------    --------------    -------------
                                                 (dollars in thousands)              (dollars in thousands)
Real estate mortgages receivable, net           $22,939          $23,722            $37,826          $40,525
Commitments to fund improvements                     --            3,707                 --            3,707
Interest rate cap agreement                          --              341                 --               --

          The fair values of the real estate mortgages and interest rate cap agreement are based on estimates using discounted cash flow analyses and currently prevailing market rates. The fair value of the commitments represent the actual amounts committed.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Concentration of Credit Risk

          The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States. The following is a summary of the significant lessees and mortgagors as of and for the years ended December 31, 1999 and 1998:

                                                                                           Year Ending
                                                    December 31, 1999                   December 31, 1999
                                              -------------------------------      -----------------------------
                                                                    % of                               % of
                                                Investment          Total            Revenue           Total
                                              ---------------    ------------      -------------    ------------
                                                   (dollars in thousands)              (dollars in thousands)
Marriott International, Inc.                     $325,521              45%            $30,893              35%
Integrated Health Services, Inc.                  185,158              25              26,615              30
Brookdale Living Communities, Inc.                101,850              14              11,174              13
Mariner Post-Acute Network, Inc.                   80,680              11              15,449              17
Frontier Group, Inc.                               15,492               2               2,160               2
All others                                         22,977               3               2,786               3
                                              ---------------    ------------      -------------    ------------
                                                 $731,678             100%            $89,077             100%
                                              ===============    ============      =============    ============

                                                                                           Year Ending
                                                    December 31, 1998                   December 31, 1998
                                              --------------- -- ------------      ------------- -- ------------
                                                                    % of                               % of
                                                Investment          Total            Revenue           Total
                                              ---------------    ------------      -------------    ------------
                                                   (dollars in thousands)              (dollars in thousands)
Marriott International, Inc.                     $325,521              42%            $30,270              35%
Integrated Health Services, Inc.                  217,893              29              26,841              31
Brookdale Living Communities, Inc.                101,850              13              11,074              13
Mariner Post-Acute Network, Inc.                   86,486              11              13,620              16
Frontier Group, Inc.                               15,492               2               2,160               2
All others                                         22,977               3               2,792               3
                                              ---------------    ------------      -------------    ------------
                                                 $770,219             100%            $86,757             100%
                                              ===============    ============      =============    ============

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12.  Selected Quarterly Financial Data (unaudited)

          The following is a summary of the quarterly results of operations of Senior Housing for 1999 and 1998. The dollars are in thousands except per share amounts.

                                                1999
                        ------------------------------------------------------
                           First       Second         Third         Fourth
                          Quarter      Quarter       Quarter        Quarter
                        ------------ ------------ --------------- ------------
Revenues                    $22,668      $22,622         $22,621      $22,879
Net income (loss) (1)        10,971       10,861          11,176      (18,174)
Per share data:
   Net income (loss)           0.42         0.42            0.43        (0.70)

                                                1998
                        ------------------------------------------------------
                           First       Second         Third         Fourth
                          Quarter      Quarter       Quarter        Quarter
                        ------------ ------------ --------------- ------------
Revenues                    $21,496      $21,714         $21,711      $23,385
Net income                   11,134       11,537          11,012       12,553
Per share data:
   Net income                  0.43         0.44            0.42         0.48


(1)  Reflects an  impairment  loss,  as  described  in note 3, during the Fourth
Quarter

                                               SENIOR HOUSING PROPERTIES TRUST
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      December 31, 1999
                                                   (Dollars in thousands)

                          Initial Cost                             Gross Amount Carried at Close
                           to Company                                    of Period 12/31/99
                         ----------------                           ---------------------------
                               Buildings  Costs Capitalized                Buildings                                       Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location       State   Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation(2) Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Yuma              AZ     $103       $604        $1         $--      $103       $605       $708       $129       06/30/92     1984
Phoenix           AZ      655      2,525         5          --       655      2,530      3,185        544       06/30/92     1963
Yuma              AZ      223      2,100         3          --       223      2,103      2,326        445       06/30/92     1984
Scottsdale        AZ      979      8,807       140          --       990      8,936      9,926      1,256       05/16/94     1990
Sun City          AZ    1,174     10,569       173          --     1,189     10,727     11,916      1,486       06/17/94     1990
Mesa              AZ    1,480     13,320         -          --     1,480     13,320     14,800      1,013       12/27/96     1985
Newport Beach     CA    1,176      1,729     1,223          --     1,176      2,952      4,128        676       12/28/90     1962
Fresno            CA      738      2,577       188          --       738      2,765      3,503        727       12/28/90     1963
Van Nuys          CA      716        378       225          --       718        601      1,319        175       12/28/90     1969
Thousand Oaks     CA      622      2,522       310          --       622      2,832      3,454        721       12/28/90     1965
Tarzana           CA    1,277        977       806          --     1,278      1,782      3,060        456       12/28/90     1969
Lancaster         CA      601      1,859     1,028          --       601      2,887      3,488        695       12/28/90     1969
Stockton          CA      382      2,750         4          --       382      2,754      3,136        585       06/30/92     1968
Laguna Hills      CA    3,132     28,184       475          --     3,172     28,619     31,791      3,788       09/09/94     1975
Littleton         CO      185      5,043       348          --       185      5,391      5,576      1,378       12/28/90     1965
Lakewood          CO      232      3,766       723          --       232      4,489      4,721      1,094       12/28/90     1972
Grand Junction    CO      204      3,875       329          --       204      4,204      4,408        781       12/30/93     1968
Grand Junction    CO        6      2,583     1,316          --       136      3,769      3,905        624       12/30/93     1978
Colorado Springs  CO      245      5,236         -          --       245      5,236      5,481        300       09/26/97     1972
Delta             CO      167      3,570         -          --       167      3,570      3,737        204       09/26/97     1963
Canon City        CO      292      6,228         -          --       292      6,228      6,520        357       09/26/97     1970
Killingly         CT      240      5,360       460          --       240      5,820      6,060      2,123       05/15/87     1972
Willimantic       CT      134      3,566       479          --       166      4,013      4,179      1,411       05/15/87     1965
Waterford         CT       86      4,714       453          --        86      5,167      5,253      1,952       05/15/87     1965
Cheshire          CT      520      7,380     1,559          --       520      8,939      9,459      3,204       11/01/87     1963
Waterbury         CT    1,003      9,023       915      (5,694)    1,003      4,244      5,247        445       05/11/92     1974
New Haven         CT    1,681     14,953     1,236     (12,154)    1,681      4,035      5,716        667       05/11/92     1971
Deerfield Beach   FL    1,664     14,972       299          --     1,690     15,245     16,935      2,143       05/16/94     1986
Palm Harbor       FL    3,327     29,945       591          --     3,379     30,484     33,863      4,285       05/16/94     1992
Boca Raton        FL    4,404     39,633       799          --     4,474     40,362     44,836      5,673       05/20/94     1994
Port St. Lucie    FL    1,223     11,009       219          --     1,242     11,209     12,451      1,575       05/20/94     1993
Fort Myers        FL    2,349     21,137       419          --     2,385     21,520     23,905      2,892       08/16/94     1984



                                               SENIOR HOUSING PROPERTIES TRUST
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      December 31, 1999
                                                   (Dollars in thousands)

                          Initial Cost                             Gross Amount Carried at Close
                           to Company                                    of Period 12/31/99
                         ----------------                           ---------------------------
                               Buildings  Costs Capitalized                Buildings                                       Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location       State   Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation(2) Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Marietta          GA      300      2,702        35          --       300      2,737      3,037        292       05/15/96     1967
Dublin            GA      442      3,982        80          --       442      4,062      4,504        432       05/15/96     1968
Glenwood          GA      174      1,564         4          --       174      1,568      1,742        160       05/15/96     1972
College Park      GA      300      2,702        23          --       300      2,725      3,025        304       05/15/96     1985
Mediapolis        IA       94      1,776       251          --        94      2,027      2,121        366       12/30/93     1973
Winterset         IA      111      2,099       493          --       111      2,592      2,703        454       12/30/93     1973
Clarinda          IA       77      1,453       293          --        77      1,746      1,823        308       12/30/93     1968
Pacific Junction  IA       32        306         5          --        32        311        343         40       04/01/95     1978
Council Bluffs    IA      225        893        99          --       225        992      1,217        189       04/01/95     1963
Arlington Heights IL    3,621     32,587       534          --     3,665     33,077     36,742      4,377       09/09/94     1986
Chicago           IL    6,200     55,800         -          --     6,200     55,800     62,000      4,243       12/27/96     1990
Ellinwood         KS      130      1,137        53          --       130      1,190      1,320        155       04/01/95     1972
Middleboro        MA    1,771     15,752         -          --     1,771     15,752     17,523      4,676       05/01/88     1970
Worcester         MA    1,829     15,071     1,869          --     1,829     16,940     18,769      6,608       05/01/88     1970
Boston            MA    2,164     20,836     1,978          --     2,164     22,814     24,978      8,345       05/01/89     1968
Hyannis           MA      829      7,463         -          --       829      7,463      8,292      2,240       05/11/92     1972
Silver Spring     MD    3,229     29,065       786          --     3,301     29,779     33,080      4,063       07/25/94     1992
St. Joseph        MO      111      1,027       195          --       111      1,222      1,333        185       06/04/93     1976
Tarkio            MO      102      1,938       415          --       102      2,353      2,455        408       12/30/93     1970
Concord           NC       90      2,126         -          --        90      2,126      2,216        544       09/10/98     1990
Wilson            NC       27      2,375         -          --        27      2,375      2,402        606       09/10/98     1990
Winston-Salem     NC       75      1,696         -          --        75      1,696      1,771        429       09/10/98     1990
Grand Island      NE      119      1,446       369          --       119      1,815      1,934        195       04/01/95     1963
Burlington        NJ    1,300     11,700         7          --     1,300     11,707     13,007      1,245       09/29/95     1994
Brighton          NY    1,070      9,630         -          --     1,070      9,630     10,700        732       12/27/96     1988
Grove City        OH      332      3,081        32          --       332      3,113      3,445        508       06/04/93     1965
Canonsburg        PA    1,499     13,493       606          --     1,518     14,080     15,598      4,675       03/01/91     1985
Huron             SD       45        968         1          --        45        969      1,014        204       06/30/92     1968
Sioux Falls       SD      253      3,062         4          --       253      3,066      3,319        647       06/30/92     1960
Huron             SD      144      3,108         4          --       144      3,112      3,256        654       06/30/92     1968



                                               SENIOR HOUSING PROPERTIES TRUST
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      December 31, 1999
                                                   (Dollars in thousands)

                          Initial Cost                             Gross Amount Carried at Close
                           to Company                                    of Period 12/31/99
                         ----------------                           ---------------------------
                               Buildings  Costs Capitalized                Buildings                                       Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location       State   Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation(2) Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Bellaire          TX    1,223     11,010       177          --     1,238     11,172     12,410      1,570       05/16/94     1991
Virginia Beach    VA      881      7,926       141          --       893      8,055      8,948      1,132       05/16/94     1990
Charlottesville   VA    2,936     26,422       471          --     2,976     26,853     29,829      3,719       06/17/94     1991
Arlington         VA    1,859     16,734       296          --     1,885     17,004     18,889      2,320       07/25/94     1992
Seattle           WA      256      4,869        67          --       256      4,936      5,192        938       11/01/93     1964
Spokane           WA    1,035     13,315         -          --     1,035     13,315     14,350        938       05/07/97     1993
Brookfield        WI      834      3,849     8,014      (5,806)      834      6,057      6,891        470       12/28/90     1964
Clintonville      WI       49      1,625        87          --        30      1,731      1,761        436       12/28/90     1965
Clintonville      WI       14      1,695        38          --        14      1,733      1,747        438       12/28/90     1960
Madison           WI      144      1,633       110          --       144      1,743      1,887        439       12/28/90     1920
Waukesha          WI       68      3,452     2,232          --        68      5,684      5,752      1,189       12/28/90     1958
Milwaukee         WI      277      3,883         -          --       277      3,883      4,160        883       03/27/92     1969
Milwaukee         WI      232      1,368         1          --       232      1,369      1,601        319       09/10/98     1970
Pewaukee          WI      984      2,432         -          --       984      2,432      3,416        589       09/10/98     1963
Worland           WY      132      2,503       588          --       132      3,091      3,223        526       12/30/93     1970
Laramie           WY      191      3,632       199          --       191      3,831      4,022        715       12/30/93     1964
                     --------  ---------  --------  ----------  --------  ---------  ---------  ---------
Grand Total           $69,030   $628,080   $35,283    ($23,654)  $69,673   $639,066   $708,739   $108,709
                     ========  =========  ========  ==========  ========  =========  =========  =========

(1)   Aggregate cost for federal income tax purposes is approximately $770,860.
(2)   Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.
(3)   Represents acquisition dates of HRPT Properties Trust.



                                               SENIOR HOUSING PROPERTIES TRUST
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      December 31, 1999
                                                   (Dollars in thousands)

                          Initial Cost                             Gross Amount Carried at Close
                           to Company                                    of Period 12/31/99
                         ----------------                           ---------------------------
                               Buildings  Costs Capitalized                Buildings                                       Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location       State   Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation(2) Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------

                 Reconciliation  of the  carrying  amount  of  real  estate  and equipment and accumulated  depreciation at the beginning of the period:
                                                                   Real Estate and              Accumulated
                                                                      Equipment                Depreciation
                                                                 --------------------         ----------------
                 Balance at January 1, 1997                             $692,034                    $56,387
                    Additions                                             28,953                     17,826
                                                                 --------------------         ----------------
                 Balance at December 31, 1997                            720,987                     74,213
                    Additions                                             11,406                     20,403
                                                                 --------------------         ----------------
                 Balance at December 31, 1998                            732,393                     94,616
                    Additions                                                  -                     22,247
                    Impairment                                           (23,654)                    (8,154)
                                                                 --------------------         ----------------
                 Balance at December 31, 1999                           $708,739                   $108,709
                                                                 ====================         ================

                                               SENIOR HOUSING PROPERTIES TRUST
                                                         SCHEDULE IV
                                                MORTGAGE LOANS ON REAL ESTATE
                                                      December 31, 1999
                                                   (Dollars in thousands)
                                                                                                                 Principal Amount of
                                                                                                                    Loans Subject to
                                                                                                             Carrying     Delinquent
                                Final                                                        Face Value of   Value of      Principal
Location       Interest Rate  Maturity Date  Periodic Payment Terms                           Mortgage (1)   Mortgage    or Interest
------------------------------------------------------------------------------------------------------------------------------------

Farmington, MI      11.50%      1/1/06       Principal and interest, payable monthly in           $4,156       $4,156         $--
                                             arrears.  $3.8 million due at maturity.

Howell, MI          11.50%      1/1/06       Principal and interest, payable monthly in            4,930        4,930         --
                                             arrears.  $4.5 million due at maturity.

Lyons, NE           10.30%     12/31/16      Principal and interest, payable monthly in            1,549        1,549
Milford, NE                                  arrears.  $926 due at maturity.

Ainsworth, NE       10.86%     12/31/16      Principal and interest, payable monthly in            5,109        5,109         --
Ashland, NE                                  arrears.  $3.1 million due at maturity.
Blue Hill, NE
Gretna, NE
Sutherland, NE
Waverly, NE

Ainsworth, NE       11.23%     12/31/16      Principal and interest, payable monthly in            2,035        2,035         --
Ashland, NE                                  arrears.  $1.3 million due at maturity.
Blue Hill, NE
Edgar, NE
Gretna, NE
Sutherland, NE
Waverly, NE
Lyons, NE
Milford, NE

Slidell, LA         11.00%     12/31/10      Principal and interest, payable monthly in           18,777        4,277         --
                                             arrears.  $13.9 million due at maturity.

Milwaukee, WI       13.75%      1/31/13      Interest only, payable monthly in advance.              883          883         --
                                             $883 due at maturity.
                                                                                             -------------- ------------- ----------
                                                                                                 $37,439      $22,939         $--
                                                                                             ============== ============= ==========

(1) Also represents cost for federal income tax purposes.

                          SENIOR HOUSING PROPERTIES TRUST
                               SCHEDULE IV-continued
                           MORTGAGE LOANS ON REAL ESTATE
                                 December 31, 1999
                              (Dollars in thousands)


         Reconciliation of the carrying amount of mortgage loans at the beginning of the period:

         Balance at January 1, 1997                           $38,270
            New mortgage loans                                    124
            Collections of principal                             (260)
                                                       ----------------
         Balance at December 31, 1997                          38,134
            Collections of principal                             (308)
                                                       ----------------
         Balance at December 31, 1998                          37,826
            Collections of principal                             (387)
            Loan loss reserve                                 (14,500)
                                                       ----------------
         Balance at December 31, 1999                         $22,939
                                                       ================

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SENIOR HOUSING PROPERTIES TRUST

                                      By: /s/ David J. Hegarty
                                          David J. Hegarty
                                          President and Chief Operating Officer
                                          Dated: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                                                Date

/s/ David J. Hegarty                        President and Chief Operating Officer                March 30, 2000
David J. Hegarty


/s/ Ajay Saini                              Treasurer and Chief Financial Officer                March 30, 2000
Ajay Saini


/s/ Bruce M. Gans, M.D.                     Trustee                                              March 30, 2000
Bruce M. Gans, M.D.


/s/ Arthur G. Koumantzelis                  Trustee                                              March 30, 2000
Arthur G. Koumantzelis


/s/ John L. Harrington                      Trustee                                              March 30, 2000
John L. Harrington


/s/ Gerard M. Martin                        Trustee                                              March 30, 2000
Gerard M. Martin


/s/ Barry M. Portnoy                        Trustee                                              March 30, 2000
Barry M. Portnoy