Form 10-Q
period 2000-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2000-05-15
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Number of Common Shares outstanding at May 10, 2000:
           26,001,500 shares of beneficial interest, $0.01 par value.


                         SENIOR HOUSING PROPERTIES TRUST


                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                                                                                                                   Page
PART I       Financial Information

Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                                      1

             Consolidated Statements of Income - Three Months Ended March 31, 2000 and 1999                          2

             Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999                      3

             Notes to Consolidated Financial Statements                                                              4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                              9

PART II      Other Information

Item 5.      Other Information                                                                                      10

Item 6.      Exhibits and Reports on Form 8-K                                                                       13

             Certain Important Factors                                                                              14

             Signatures                                                                                             15



                                           SENIOR HOUSING PROPERTIES TRUST

                                             CONSOLIDATED BALANCE SHEETS
                                       (dollars in thousands, except per share)
                                                     (unaudited)

                                                                                    March 31,           December 31,
                                                                                      2000                  1999
                                                                                   -----------          ------------

ASSETS
Real estate properties at cost (including properties leased to affiliates with a cost of $20,422):
    Land                                                                            $  69,126           $  69,673
    Buildings and improvements                                                        624,066             639,066
                                                                                    ---------           ---------
                                                                                      693,192             708,739
    Accumulated depreciation                                                         (108,340)           (108,709)
                                                                                    ---------           ---------
                                                                                      584,852             600,030

Real estate mortgages receivable, net of loan loss reserve of $14,500                  22,939              22,939
Cash and cash equivalents                                                              12,870              17,091
Other assets                                                                           15,817              13,940
                                                                                    ---------           ---------
                                                                                    $ 636,478           $ 654,000
                                                                                    =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                                  $ 188,000           $ 200,000
Deferred rents and other deferred revenues                                             26,398              26,715
Security deposits                                                                      15,235              15,235
Other liabilities                                                                       5,479               2,644

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
    50,000,000 shares authorized, 26,001,500 shares issued and
    outstanding                                                                           260                260
    Additional paid-in capital                                                        444,511            444,511
    Cumulative net loss                                                               (12,204)            (19,764)
    Distributions                                                                     (31,201)            (15,601)
                                                                                    ---------           ---------
    Total shareholder's equity                                                        401,366             409,406
                                                                                    ---------           ---------
                                                                                    $ 636,478           $ 654,000
                                                                                    =========           =========





                                                See accompanying notes

                                 SENIOR HOUSING PROPERTIES TRUST


                                CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands, except per share)
                                           (unaudited)



                                                                  Three Months Ended March 31,
                                                               ---------------------------------
                                                                 2000                      1999
                                                               --------                  -------
Revenues:
   Rental income                                                $18,060                  $21,226
   Interest and other income                                        537                    1,442
                                                                -------                  -------
      Total revenues                                             18,597                   22,668
                                                                -------                  -------

Expenses:
   Interest                                                       4,475                    4,976
   Depreciation                                                   5,175                    5,607
   General and administrative                                     1,387                    1,114
                                                                -------                  -------
      Total expenses                                             11,037                   11,697
                                                                -------                  -------

Net income                                                      $ 7,560                  $10,971
                                                                =======                  =======


Weighted average shares outstanding (Note 2)                     26,002                   26,000
                                                                =======                  =======

Basic and diluted  earnings per share data:
   Net income                                                   $  0.29                  $  0.42
                                                                =======                  =======


                                      See accompanying notes

                                    SENIOR HOUSING PROPERTIES TRUST


                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)
                                              (unaudited)

                                                                         Three Months Ended March 31,
                                                                       -------------------------------
                                                                         2000                   1999
                                                                       --------               --------
Cash flows from operating activities:
   Net income                                                          $  7,560               $ 10,971
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                       5,175                  5,607
       Changes in assets and liabilities:
             Other assets                                                (2,482)                 1,723
             Deferred rents and other deferred revenues                    (317)                  (481)
             Other liabilities                                            1,265                     15
                                                                       --------               --------
       Cash provided by operating activities                             11,201                 17,835
                                                                       --------               --------

Cash flows from investing activities:
   Proceeds from sale of real estate                                     12,178                     --
   Repayments of mortgage loans                                              --                     93
                                                                       --------               --------
       Cash provided by investing activities                             12,178                     93
                                                                       --------               --------

Cash flows from financing activities:
   Repayment of credit facility                                         (12,000)                    --
   Owner's net distribution                                                  --                (17,900)
   Distributions                                                        (15,600)                    --
                                                                       --------               --------
       Cash used for financing activities                               (27,600)               (17,900)
                                                                       --------               --------

(Decrease) increase in cash and cash equivalents                         (4,221)                    28
Cash and cash equivalents at beginning of period                         17,091                    139
                                                                       --------               --------
Cash and cash equivalents at end of period                             $ 12,870               $    167
                                                                       ========               ========


Supplemental cash flow information:
   Cash paid for interest                                              $  4,227                     --
                                                                       ========               ========


                                         See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

Senior Housing Properties Trust ("Senior Housing"), a Maryland real estate investment trust, was organized on December 16, 1998 as a 100% owned subsidiary of HRPT Properties Trust ("HRPT").

At March 31, 2000, Senior Housing owned 75 properties and 12 mortgages receivable in 26 states and operates in a single segment.

On October 12, 1999, HRPT distributed 49.3% of its ownership in Senior Housing to HRPT shareholders (the "Spin-Off"). Prior to the Spin-Off the properties and mortgages were owned by HRPT. These consolidated financial statements are presented as if Senior Housing was a separate legal entity from HRPT prior to the Spin-Off, although no such entity existed until October 12, 1999.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. Prior to the Spin-Off, Senior Housing, including its properties and mortgages, were owned by HRPT, and transactions in those periods have been presented on HRPT's historical basis. Prior to the Spin-Off substantially all the rental income and mortgage interest income received by HRPT from the tenants and mortgagors of Senior Housing was deposited in and commingled with HRPT's general funds. Funds for capital investments and other cash required by Senior Housing were provided by HRPT. Prior to September 1, 1999, interest expense was allocated based on HRPT's historical interest expense as a percentage of HRPT's average historical costs of real estate investments. General and administrative costs of HRPT for the periods prior to the Spin-Off were allocated to Senior Housing based on HRPT's investment advisory agreement formula and other costs were allocated based on historical costs as a percentage of HRPT's average historical costs of real estate investments. In the opinion of management, the methods for allocating interest and general and administrative expenses were reasonable. It was not practicable to estimate additional costs that would have been incurred by Senior Housing as a separate entity.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Accounting for Contingent Rent in Interim Financial Periods" ("SAB 101"). Senior Housing has adopted the provisions of SAB 101 prospectively as of January 1, 2000. If Senior Housing had elected the adoption retroactively to January 1, 1999, for the three months ended March 31, 1999, net income would have been $10.0 million ($0.38/share). SAB 101 will have no impact on Senior Housing's annual results of operations, rather the accounting changes required by SAB 101 are expected to, in general, defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year.

EARNINGS PER COMMON SHARE. Because Senior Housing's operations were included in the consolidated financial statements of HRPT prior to the Spin-Off, there were no shareholder equity accounts for Senior Housing prior to 1999. Common shares outstanding of 26.0 million at October 12, 1999, have been included in the earnings per share calculation as if the shares were outstanding for all periods prior to October 12, 1999. Earnings per common share are computed using the weighted average number of shares outstanding during the period. Senior Housing has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Note 3.  Interim Financial Statements

The financial statements of Senior Housing have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, included in the Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Real Estate Properties

In February 2000 Senior Housing sold all of the properties that were leased to The Frontier Group, Inc. ("Frontier") for $13.0 million. Senior Housing is pursuing claims against Frontier and other parties for breach of its leases and for rental arrearages. The amount of net gain, if any, which may be realized from the sale of the Frontier properties will depend upon the outcome of these claims. The amount of gain or loss to be realized as a result of this transaction is not expected to be material. The net proceeds of $12.2 million were used to repay, in part, a portion of the outstanding balance on the bank credit facility.

Note 5.  Report of Tenants' Financial Condition

Two of Senior Housing tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS") have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mariner filed in January 2000 and IHS filed in February 2000.

         In March 2000 Senior Housing reached an agreement in principle with Mariner as follows:

     o    Mariner's lease obligations for all 26 properties will be terminated.
     o Approximately $24.0 million of cash and securities which secure Mariner's obligations will be retained by Senior Housing.
     o Senior Housing will assume operation responsibilities for 17 of these 26 properties. Title to five of these properties will be transferred to Mariner which will continue the operations. The remaining four nursing homes are now subleased to two private companies and Senior Housing expects to negotiate with these two subtenants for their continued operation of those properties.
     o Mariner will continue to pay its contractual obligations to Senior Housing until the agreement is consummated.

The agreement with Mariner has been approved by Mariner's creditors committee and the Delaware Bankruptcy Court, before which this bankruptcy is pending. This agreement still requires regulatory approvals from various states where affected properties are located. If this agreement is approved, Senior Housing expects its future earnings and cash flows may be less than the rent previously earned from the Mariner lease, at least on a short term basis. If and when this agreement is implemented additional gains or losses may result.

         In April 2000 Senior Housing reached an agreement in principle with IHS as follows:

     o The lease for one property will be amended to provide a new ten year term at $1.2 million per year, effective January 1, 2000.
     o Senior Housing's mortgage investment secured by one property will be cancelled and IHS will continue to own and operate the property.
     o IHS's lease and mortgage obligations for 37 properties will be terminated.
     o IHS will pay Senior Housing $500,000 per month for use and occupancy of Senior Housing's properties from the date of IHS's bankruptcy filing until this transaction is closed.
     o IHS will convey nine properties to Senior Housing which are currently owned and operated by IHS.
     o    Senior Housing will assume operating responsibility for 41 properties.

In addition, Horizon/CMS Corporation, a subsidiary of HEALTHSOUTH Corporation, (together "HEALTHSOUTH") is a guarantor of the lease obligations for four properties owned by Senior Housing and leased to IHS. Senior Housing and HEALTHSOUTH have reached an understanding, conditional upon implementation of the agreement between Senior Housing and IHS, whereby HEALTHSOUTH will assume operating responsibility for these four properties and lease and operate one property that will be conveyed to Senior Housing by IHS. Annual rents under these five leases total approximately $10.0 million.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement with IHS is contingent upon approval by IHS's creditors committees and the Delaware Bankruptcy Court before which this bankruptcy is pending and requires regulatory approvals from various states where affected properties are located. If this agreement is approved, Senior Housing expects its future earnings and cash flows may be less than the rent previously earned from the IHS leases, at least on a short term basis. If and when this agreement is implemented additional gains or losses may result.

Note 6.  Transactions with Affiliates

Senior Housing entered into an investment advisory agreement with REIT Management & Research, Inc. ("REIT Management") to provide investment, management and administrative services. REIT Management is owned by Gerard M. Martin and Barry M. Portnoy, who serve as managing trustees of Senior Housing.

Note 7.  Indebtedness

Senior Housing has a $350.0 million, three-year, interest only, bank credit facility. The bank credit facility is secured by 18 properties, with a net book value of $377.7 million at March 31, 2000, and matures in 2002. The interest rate is LIBOR plus a premium (7.96% at March 31, 2000). The bank credit facility is available for acquisitions, working capital and for general business purposes. As of March 31, 2000, $188.0 million was outstanding and $162.0 million was available under the credit facility.

Note 8.  Shareholders' Equity

Senior Housing has reserved 1,300,000 shares of Senior Housing's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). During 1999 the three Independent Trustees, as part of their annual fee, were each granted 500 common shares from this plan. The shares granted to the Trustees vest immediately. At March 31, 2000, 1,298,500 of Senior Housing's common shares remain reserved for issuance under the Award Plan.

In February 2000 Senior Housing paid a distribution of $0.60 per share, or $15.6 million. In April 2000 Senior Housing declared a distribution of $0.30 per share, or $7.8 million, which will be distributed to shareholders on or about May 25, 2000.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of the results of operations of the properties and mortgages we owned for the three months ended March 31, 2000 and 1999. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of NAREIT in March 1995 and as clarified from time to time, is net income computed in accordance with GAAP, before extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT adjusted for the impact of Staff Accounting Bulletin No. 101, "Accounting for Contingent Rent in Interim Financial Periods", issued by the Securities and Exchange Commission in December 1999, and non cash items, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to March 31, 1999

For the three months ended March 31, 2000, compared to the three months ended March 31, 1999, total revenues decreased by $4.1 million, total expenses decreased by $660,000 and net income decreased by $3.4 million. Revenues decreased because no rent was received after the sale date from three properties formerly owned by Senior Housing which have been sold and because reduced rent and interest was accrued from the properties pursuant to the work out agreements described below. Total expenses decreased due to a decrease in interest expense of $501,000 and depreciation expense of $432,000, offset by an increase in general and administrative expenses of $273,000. The decrease in interest expense is primarily due to lower interest expense actually incurred during 2000 as compared to HRPT's allocated interest expense in 1999. The decrease in depreciation expense is primarily due to the write down for the impairment of assets at December 31, 1999, and the sale of three properties in February 2000. General and administrative expenses increased in 2000 over 1999 because Senior Housing's expenses were higher than the allocable portion of HRPT's expenses and because of costs arising from the work out agreements described below. Net income was $7.6 million and $11.0 million for the three months ended March 31, 2000 and 1999, respectively.

Two of our tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS") have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mariner filed in January 2000 and IHS filed in February 2000.

         In March 2000 we reached an agreement in principle with Mariner as follows:

     o    Mariner's lease obligations for all 26 properties will be terminated.
     o Approximately $24.0 million of cash and securities which secure Mariner's obligations will be retained by us.
     o We will assume operation responsibilities for 17 of these 26 properties. Title to five of these properties will be transferred to Mariner which will continue the operations. The remaining four nursing homes are now subleased to two private companies and we expect to negotiate with these two subtenants for their continued operations of these properties.
     o Mariner will continue to pay its historical contractual obligations to us until this agreement is consummated.

The agreement with Mariner has been approved by Mariner's creditors committee and the Delaware Bankruptcy Court, before which this bankruptcy is pending. This agreement still requires regulatory approvals from various states where affected properties are located. If this agreement is approved we expect our future earnings and cash flows may be less than the rent previously earned from the Mariner lease, at least on a short term basis. If and when this agreement is implemented additional material gains or losses may result.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         In April 2000 we reached an agreement in principle with IHS as follows:

     o The lease for one property will be amended to provide a new ten year term at $1.2 million per year, effective January 1, 2000.
     o Our mortgage investment secured by one property will be cancelled and IHS will continue to own and operate and mortgage the property.
     o IHS's lease and mortgage obligations for 37 properties will be terminated.
     o IHS will pay us $500,000 per month for use and occupancy of Senior Housing's properties from the date of IHS's bankruptcy filing until this transaction is closed.
     o    IHS will convey  nine  properties  to us.
     o    We will assume operating responsibility for 41 properties.

In addition, Horizon/CMS Corporation, a subsidiary of HEALTHSOUTH Corporation, (together "HEALTHSOUTH") is a guarantor of the lease obligations for four properties leased to IHS. We have reached an understanding with HEALTHSOUTH whereby HEALTHSOUTH will assume operating responsibility for these four properties and one property that will be conveyed to us by IHS. Annual rents under these five leases total approximately $10.0 million.

The agreement with IHS is contingent upon approval by IHS's creditors committees and the Delaware Bankruptcy Court before which this bankruptcy is pending and requires regulatory approvals from various states where affected properties are located. If this agreement is approved we expect our future earnings and cash flows may be less than the rent previously earned from the IHS leases, at least on a short term basis. If and when this agreement is implemented additional material gains or losses may result.

FFO for the three months ended March 31, 2000, was $13.3 million, or $0.51 per share, compared to $16.6 million, or $0.64 per share for the same period in 1999. The decrease of $3.3 million is due to the factors discussed above. Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had cash and cash equivalents of $12.9 million. For the three months ended March 31, 2000 and 1999, cash flows provided by operating activities were $11.2 million and $17.8 million, respectively; cash flows provided by investing activities were $12.2 million and $93,000, respectively; and cash used for financing activities was $27.6 million and $17.9 million, respectively. We expect that our current cash, cash equivalents, future cash flows from operating activities and availability under our bank credit facility will be sufficient to meet our short-term and long-term working capital requirements, including our distribution of $7.8 million, or $0.30 per share, for the quarter ending on March 31, 2000, which we will pay on or about May 25, 2000.

We have a $350.0 million, three-year, interest only, bank credit facility secured by first mortgages on 18 properties. The interest rate is LIBOR plus a premium per annum. The bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. Our bank credit facility documentation has customary representations, warranties, covenants and event of default provisions.

During the first quarter of 2000 we repaid $12.0 million of amounts outstanding under our bank credit facility with the proceeds from the sale of three properties. Subsequent to March 31, 2000 we repaid an additional $10.0 million. We currently have $178.0 million outstanding and $172.0 million available under this credit facility.

Total assets decreased by $17.5 million from $654.0 million as of December 31, 1999, to $636.5 million as of March 31, 2000. The decrease is primarily due to depreciation on real estate properties and the sale of the three properties in February 2000.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

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

Impact of Inflation

Inflation  might have both  positive  and negative  impacts  upon our  business.
Inflation might cause the value of our real estate investments to increase. Similarly, in an inflationary environment, the percentage rents which we receive based upon CPI increases or as a percentage of our tenants' revenues should increase. Also, rent yields we could charge for new investments would likely increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we may purchase interest rate cap agreements. The decision to enter into these agreements will be based on the amount of floating rate debt outstanding and our belief that material interest rate increases are likely to occur. We do not believe inflation in the U.S. economy during the next few years will have any material effect on our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $188.0 million at March 31, 2000, was 7.96% per annum. An immediate 10% change in that interest rate or 79.6 basis points, would increase or decrease our costs by approximately $1.5 million, or $0.06 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                   Total
                                                                  Interest
                         Interest Rate       Outstanding        Expense Per
                            Per Year            Debt                Year
                         ---------------    --------------     ---------------
At March 31, 2000              7.96%           $188,000            $14,965
10% reduction                  7.16%            188,000             13,461
10% increase                   8.76%            188,000             16,469

The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 79.6 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

During the past few months, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We purchased an interest rate cap agreement on our current debt to protect against rate increases above 8%. However, we may incur additional debt at floating or fixed rates in the future which would increase our exposure to market changes in interest rates.

We currently own real estate mortgages receivable with a carrying value of $22.9 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses at a weighted average estimated per year market rate for March 31, 2000, of 10.75%, the estimated fair value of our mortgage receivables was $23.7 million.

                         SENIOR HOUSING PROPERTIES TRUST

An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our mortgage receivables at March 31, 2000, would affect the fair value of those receivables as follows:

                                          Carrying Value
                        Interest           of Mortgages         Estimated
                      Rate Per Year         Receivable          Fair Value
                      --------------     -----------------    ---------------
                                      (dollars in thousands)
Estimated market           10.75%            $22,939              $23,722
10% reduction               9.68%             22,939               25,256
10% increase               11.83%             22,939               22,328

If the market rate changes occurred gradually over time, the effect of these changes would be realized gradually. Because our mortgages receivable are fixed rate instruments, changes in market interest rates will have no effect on our operating results unless these receivables are sold.

The interest rate changes that affect the valuations of our mortgages are U.S. dollar long-term rates for corporate obligations of companies with ratings similar to our mortgagors.

Item 5.  Other Information

     (a) On May 11, 2000, the Board of Trustees elected John R. Hoadley as Controller of the Company. Mr. Hoadley is also the Controller of Hospitality Properties Trust, a position he has held since October 1999. From 1998 until October 1999, Mr. Hoadley served as the Assistant Controller of REIT Management & Research, Inc., the Company's investment advisor. Mr. Hoadley was employed by Arthur Andersen LLP from 1993 to 1998, most recently as a senior auditor, with clients primarily in the real estate and utilities industries. Mr. Hoadley is a certified public accountant.

     (b) See Item 2 above for information with respect to the Company's previously disclosed agreements in principle with Mariner Post-Acute Network, Inc. and its affiliates and with Integrated Health Services, Inc. and its affiliates.

     (c) The Company's Board of Trustees has amended and restated the Company's Bylaws. The following is a summary of certain provisions of the Bylaws, as amended. Because it is a summary, it does not contain all of the information which may be important to a shareholder or other investor. For more information, the Company refers to the full text of its amended and restated Bylaws which are being filed as an exhibit to this Quarterly Report on Form 10-Q.

o    The  Company  has  elected to be subject  to Section  3-804(b)  and (c) and
     Section 3-805 of Title 3, Subtitle 8 of the Maryland General Corporation Law. Those sections:

     o provide that the number of trustees may be fixed only by a vote of the Board of Trustees; and

     o provide that vacancies on the Board of Trustees may be filled only by the affirmative vote of a majority of the remaining trustees in office, even if the remaining trustees do not constitute a quorum.

o The amended Bylaws provide that nomination of persons for election to the Board of Trustees at an annual meeting of shareholders and business to be transacted by the shareholders at an annual meeting of shareholders may be properly brought before the meeting only (1) pursuant to the Company's notice of meeting, (2) by or at the direction of the Board of Trustees, or
     (3) by any shareholder who is a shareholder of record both at the time of giving of the advance notice described below and at the time of the annual meeting, who is entitled to vote at the meeting and who complies with the advance notice and other applicable terms and provisions set forth in the Bylaws. No business may be transacted at a special meeting of shareholders except as specifically designated in the notice of the meeting. Nominations of persons for election to the Board of Trustees at a special meeting of

                         SENIOR HOUSING PROPERTIES TRUST

     shareholders at which trustees are to be elected may be made only (1) pursuant to the Company's notice of meeting; (2) by or at the direction of the Board of Trustees, or (3) by any shareholder who is a shareholder of record both at the time of giving of the advance notice described below and at the time of the special meeting, who is entitled to vote at the meeting and who complies with the advance notice and other applicable terms and provisions set forth in the Bylaws.

o The amended Bylaws require a shareholder who is nominating a person for election to the Board of Trustees at an annual meeting or proposing business to be transacted at an annual meeting to give notice of such nomination or proposal to the secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the date of mailing of the notice for the preceding year's annual meeting. If the date of mailing of the notice for the annual meeting is advanced or delayed by more than 30 days from the anniversary date of the date of mailing of the notice for the preceding year's annual meeting, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to the date of mailing of the notice for such annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the date of mailing of the notice for such annual meeting or (2) the 10th day following the day on which public announcement of the date of mailing of the notice for such meeting is first made by the Company. The public announcement of a postponement of the mailing of the notice for such annual meeting or of an adjournment or postponement of an annual meeting to a later date or time will not commence a new time period for the giving of a shareholder's notice. If the number of Trustees to be elected to the Board of Trustees is increased and there is no public announcement by the Company of such action or specifying the size of the increased Board of Trustees at least one hundred (100) days prior to the first anniversary of the date of mailing of notice for the preceding year's annual meeting, a shareholder's notice also shall be considered timely, but only with respect to nominees for any new positions created by such increase, if the notice is delivered to the secretary at the Company's principal executive offices not later than the close of business on the 10th day immediately following the day on which such public announcement first is made by the Company.

o The amended Bylaws require a shareholder who is nominating a person for election to the Board of Trustees at a special meeting at which trustees are to be elected to give notice of such nomination to the secretary of the Company at its principal executive offices not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of (1) the 90th day prior to such special meeting or (2) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Trustees to be elected at such meeting. The public announcement of a postponement or adjournment of a special meeting to a later date or time will not commence a new time period for the giving of a shareholder's notice as described above.

o The amended Bylaws provide that a shareholder's notice of a nomination for election to the Board of Trustees or of a proposal of business to be transacted at a shareholders meeting must be in writing and must include:

     o as to each person whom the shareholder proposes to nominate for election or reelection as a Trustee, (1) the person's name, age, business address and residence address, (2) the class and number of shares of beneficial interest of the Company that are beneficially owned or owned of record by such person and (3) all other information relating to such person that is required to be disclosed in solicitations of proxies for election of Trustees in an election contest, or is otherwise required, in each case pursuant to Regulation 14A or any successor provision under the Securities Exchange Act of 1934, including such person's written consent to being named in the proxy statement as a nominee and to serving as a Trustee if elected;

     o as to any business that the shareholder proposes to bring before the meeting, a description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any interest of such shareholder in such business (including any anticipated benefit to the shareholder therefrom) and of each beneficial owner, if any, on whose behalf the proposal is made; and

     o as to the shareholder giving the notice and each beneficial owner, if any, on whose behalf the nomination or proposal is made, (1) the name and address of such shareholder, as they appear on the Company's share ledger and current name and address, if different, of any such beneficial owner and (2) the class and number of shares of the Company which are owned beneficially and of record by such shareholder and any such beneficial owner.

                         SENIOR HOUSING PROPERTIES TRUST

o The amended Bylaws provide that, at the same time as or prior to the submission to the Board of Trustees of any shareholder proposal of business to be conducted at an annual or special meeting of the shareholders that, if approved or implemented, would cause the Company to be in breach of a covenant under any existing or proposed debt instrument or agreement with any lender, the proponent shareholder must submit to the secretary of the Company at the principal executive offices of the Company evidence satisfactory to the Board of Trustees of the lender's willingness to waive the breach or a plan for repayment of affected indebtedness which is satisfactory to the Board of Trustees and which specifically identifies the source of funds to be used in the repayment and presents evidence satisfactory to the Board of Trustees that the identified funds could be applied by the Company to the repayment.

o The amended Bylaws provide that, at the same time as or prior to the submission to the Board of Trustees of any shareholder proposal of business to be conducted at an annual or special meeting of the shareholders that, if approved, could not be implemented by the Company without notifying or obtaining the consent or approval of any regulatory body, the proponent shareholder must submit to the secretary of the Company at the principal executive offices of the Company evidence satisfactory to the Board of Trustees that any and all required notices, consents or approvals have been given or obtained or a plan, satisfactory to the Board of Trustees, for making the requisite notices or obtaining the requisite consents or approvals, as applicable, prior to the implementation of the proposal.

o The amended Bylaws provide that the Company is not required to include in its proxy statement a shareholder nomination of persons for election to the Board of Trustees or a shareholder proposal of business to be brought before an annual or special meeting of shareholders, unless the proponent shareholder has complied with (1) all applicable requirements of state and federal law and the rules and regulations thereunder, including Rule 14a-8 or any successor provision under the Securities Exchange Act of 1934, and
     (2) the advance notice and the other applicable procedures and requirements set forth in the Bylaws. This Bylaw provision does not affect any right of the Company to omit a shareholder proposal from the Company's proxy statement under the Securities Exchange Act of 1934, including nominations of persons for election to the Board of Trustees and business to be brought before the shareholders at an annual or special meeting of shareholders.

o The amended Bylaws include provisions to clarify the organization and conduct of meetings of shareholders. These include, among other things, that

     o meetings of shareholders will be conducted by an individual appointed by the Trustees to be chairperson of the meeting or, in the absence of such appointment or the absence of the appointed individual, by specified officers of the Company or, in the absence of such officers, a chairperson chosen by the shareholders by the vote of holders of shares of beneficial interest representing a majority of the votes cast by shareholders present in person or represented by proxy;

     o the order of business and all other matters of procedure at any meeting of shareholders will be determined by the chairperson of the meeting;

     o the chairperson of the meeting may prescribe such rules, regulations and procedures and take such actions as, in the discretion of such chairperson, are appropriate for the proper conduct of the meeting, including, without limitation: (1) restricting admission to the time set for the commencement of the meeting; (2) limiting attendance at the meeting to shareholders of record of the Company, their duly authorized proxies or other such persons as the chairperson of the meeting may determine; (3) limiting participation at the meeting on any matter to shareholders of record of the Company entitled to vote on such matter, their duly authorized proxies or other such persons as the chairperson of the meeting may determine; (4) limiting the time allotted to questions or comments by participants; (5) maintaining order and security at the meeting; (6) removing any shareholder or other person who refuses to comply with meeting procedures, rules or guidelines as set forth by the chairperson of the meeting; and (7) recessing or adjourning the meeting to a later date and time and place announced at the meeting; and

     o unless otherwise determined by the chairperson of the meeting, meetings of shareholders are not required to be held in accordance with the rules of parliamentary procedure or any established rules of order.

         As stated in the Company's proxy statement dated March 23, 2000 relating to the annual meeting of shareholders held on May 9, 2000, shareholder proposals intended to be presented at the Company's 2001 Annual

                         SENIOR HOUSING PROPERTIES TRUST

Meeting of Shareholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Company at its principal executive offices not later than December 1, 2000.

         Under the amended Bylaws, in order to be considered "timely" within the meaning of Rule 14a-4(c) under the Securities Exchange Act of 1934, notice of a shareholder proposal intended for presentation at the Company's 2001 Annual Meeting of Shareholders made outside of Rule 14a-8 under the Securities Exchange Act of 1934 must be received by the Company no later than January 2, 2001 and no earlier than December 1, 2000, rather than respective dates which were specified in the Company's proxy statement dated March 31, 2000, and must be made in accordance with the provisions, requirements and procedures set forth in the Company's amended Bylaws.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          3.1  Articles Supplementary of the Company. (Filed herewith.)

          3.2  Amended and Restated Bylaws of the Company. (Filed herewith.)

          10.1 Settlement Agreement, dated as of March 20th, 2000, among the Company, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., GranCare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc. (Filed herewith.)

          10.2 Settlement Agreement, dated as of April 11, 2000, among the Company, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC,
               SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-MASSACHUSETTS, INC.,
               SNH-MICHIGAN, INC., Five Star Quality Care, Inc., Advisors Healthcare Group, Inc., Integrated Health Services, Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., MARIETTA/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No.
               148, Inc., IHS  Acquisition  No. 152, Inc., IHS  Acquisition  No.
               153, Inc., IHS Acquisition 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc. and Quality Care of Columbus, Inc. (Filed herewith.)

          27.  Financial Data Schedule. (Filed herewith.)

     (b) Reports on Form 8-K:

              None.

                         SENIOR HOUSING PROPERTIES TRUST


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places on this Form 10-Q and include statements regarding our beliefs, intent or expectation concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to the approval and consummation of the Mariner and IHS agreements, our ability to operate and stabilize operations at the Mariner and IHS properties, our ability to successfully negotiate with Mariner's subtenants and our ability to make future distributions, depend upon various factors over some of which we and/or our lessees have or may have limited or no control. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements. Material changes could occur as a result of numerous factors. Those factors include, without limitation, our ability to successfully operate the Mariner and IHS properties whose operations we assume, the status of the economy, status of the capital markets (including prevailing interest rates), compliance with the changes to regulations within the healthcare industry, competition in both the real estate and healthcare industries, changes to federal, state, and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable and prudent at this time. The information contained in this Form 10-Q, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause differences.

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING THE COMPANY, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER,
SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH US, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SENIOR HOUSING PROPERTIES TRUST


                                   By:/s/ David J. Hegarty
                                      David J. Hegarty
                                      President and Chief Operating Officer
                                      Dated:  May 12, 2000

                                   By:/s/ Ajay Saini
                                      Ajay Saini
                                      Treasurer and Chief Financial Officer
                                      Dated:  May 12, 2000