Form 10-Q
period 2000-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2000-08-11
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Number of Common Shares outstanding at August 10, 2000:
           25,916,100 shares of beneficial interest, $0.01 par value.

                                             SENIOR HOUSING PROPERTIES TRUST


                                                        FORM 10-Q

                                                      JUNE 30, 2000

                                                          INDEX
                                                                                                                   Page


PART I       Financial Information

Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                                       1

             Consolidated Statements of Income - Three and Six Months Ended June 30, 2000 and 1999                   2

             Consolidated Statements of Cash Flows -Six Months Ended June 30, 2000 and 1999                          3

             Notes to Consolidated Financial Statements                                                              4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             10

PART II      Other Information

Item 2.      Changes in Securities                                                                                  11

Item 4.      Submission of Matters to a Vote of Security Holders                                                    11

Item 6.      Exhibits and Reports on Form 8-K                                                                       11

             Certain Important Factors                                                                              13

             Signatures                                                                                             14

                                                   SENIOR HOUSING PROPERTIES TRUST


                                                     CONSOLIDATED BALANCE SHEETS
                                                       (dollars in thousands)
                                                             (unaudited)

                                                                                         June 30,                     December 31,
                                                                                           2000                           1999
                                                                                        -----------                   -----------
ASSETS
Real estate properties at cost (including properties leased to affiliates with a cost of $20,422)
    Land                                                                                 $  69,126                     $  69,673
    Buildings and improvements                                                             624,066                       639,066
                                                                                         ---------                     ---------
                                                                                           693,192                       708,739
    Accumulated depreciation                                                              (113,482)                     (108,709)
                                                                                         ---------                     ---------
                                                                                           579,710                       600,030

Real estate mortgages receivable, net of loan loss reserve of $14,500                       22,939                        22,939
Cash and cash equivalents                                                                   10,770                        17,091
Other assets                                                                                18,076                        13,940
                                                                                         ---------                     ---------
                                                                                         $ 631,495                     $ 654,000
                                                                                         =========                     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                                       $ 182,000                     $ 200,000
Deferred rents and other deferred revenues                                                  25,991                        26,715
Security deposits                                                                           15,235                        15,235
Other liabilities                                                                            7,423                         2,644

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
       50,000,000 shares authorized, 26,003,000 shares and 26,001,500
        shares issued outstanding, respectively                                                260                           260
    Additional paid-in capital                                                             444,524                       444,511
    Cumulative net loss                                                                     (4,936)                      (19,764)
    Distributions                                                                          (39,002)                      (15,601)
                                                                                         ---------                     ---------
       Total shareholder's equity                                                          400,846                       409,406
                                                                                         ---------                     ---------
                                                                                         $ 631,495                     $ 654,000
                                                                                         =========                     =========


                                                       See accompanying notes


                                          SENIOR HOUSING PROPERTIES TRUST


                                         CONSOLIDATED STATEMENTS OF INCOME
                                              (dollars in thousands)
                                                    (unaudited)



                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                   ----------------------------         --------------------------
                                                      2000            1999                 2000             1999
                                                   ----------------------------         --------------------------

Revenues:
   Rental income                                    $18,196         $21,183               $36,256         $42,409
   Interest and other income                            436           1,439                   973           2,881
                                                    -------         -------               -------         -------
      Total revenues                                 18,632          22,622                37,229          45,290
                                                    -------         -------               -------         -------

Expenses:
   Interest                                           3,924           5,016                 8,399           9,992
   Depreciation                                       5,142           5,600                10,317          11,207
   General and administrative                         2,298           1,145                 3,685           2,259
                                                    -------         -------               -------         -------
      Total expenses                                 11,364          11,761                22,401          23,458
                                                    -------         -------               -------         -------

Net income                                          $ 7,268         $10,861               $14,828         $21,832
                                                    =======         =======               =======         =======


Weighted average shares outstanding
(Note 2)                                             26,002          26,000                26,002          26,000
                                                    =======         =======               =======         =======

Basic and diluted  earnings per share data:
   Net income                                       $  0.28         $  0.42               $  0.57         $  0.84
                                                    =======         =======               =======         =======






                                              See accompanying notes



                                          SENIOR HOUSING PROPERTIES TRUST


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                    (unaudited)
                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------

                                                                                      2000                1999
                                                                                    --------            --------
Cash flows from operating activities:
   Net income                                                                       $ 14,828            $ 21,832
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation                                                                   10,317              11,207
       Changes in assets and liabilities:
           Other assets                                                               (4,728)                636
           Deferred rents and other deferred revenues                                   (724)               (897)
           Other liabilities                                                           3,209                  30
                                                                                    --------            --------
       Cash provided by operating activities                                          22,902              32,808
                                                                                    --------            --------

Cash flows from investing activities:
Proceeds from sale of real estate                                                     12,178                  --
Repayments of mortgage loans                                                              --                 188
                                                                                    --------            --------
       Cash provided by investing activities                                          12,178                 188
                                                                                    --------            --------

Cash flows from financing activities:
   Repayment of credit facility                                                      (22,000)                 --
   Draws on credit facility                                                            4,000
   Owner's net distribution                                                               --             (32,967)
   Distributions to shareholders                                                     (23,401)                 --
                                                                                    --------            --------
       Cash used for financing activities                                            (41,401)            (32,967)
                                                                                    --------            --------

(Decrease) increase in cash and cash equivalents                                      (6,321)                 29
Cash and cash equivalents at beginning of period                                      17,091                 139
                                                                                    --------            --------
Cash and cash equivalents at end of period                                          $ 10,770            $    168
                                                                                    ========            ========


Supplemental cash flow information:
   Cash paid for interest                                                           $  8,208                 $--
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

On October 12, 1999, HRPT distributed 50.7% of its ownership in Senior Housing to HRPT shareholders (the "Spin-Off"). Prior to the Spin-Off the properties and mortgages were owned by HRPT. These consolidated financial statements are presented as if Senior Housing was a separate legal entity from HRPT prior to the Spin-Off, although no such entity existed until October 12, 1999.

At June 30, 2000, Senior Housing owned 78 properties and 12 mortgages receivable in 26 states and operates in a single segment.

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Accounting for Contingent Rent in Interim Financial Periods" ("SAB 101"). Senior Housing has adopted the provisions of SAB 101 prospectively as of January 1, 2000. If Senior Housing had elected the adoption retroactively to January 1, 1999, for the three and six months ended June 30, 1999, net income would have been $10.1 million ($0.39/share) and $20.4 million ($0.78/share), respectively. SAB 101 will have no impact on Senior Housing's annual results of operations, rather the accounting changes required by SAB 101 are expected to, in general, defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year.

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

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Real Estate Properties

In February 2000 Senior Housing sold all of the properties that were leased to The Frontier Group, Inc. ("Frontier"). Senior Housing's claims for rental arrearages and breach of its lease obligations are pending in court. The amount of net gain, if any, from the sale of the Frontier properties will depend upon the outcome of these claims and is not expected to be material.

Note 5.  Report of Tenants' Financial Condition

Two of Senior Housing larger tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS") have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mariner filed in January 2000 and IHS filed in February 2000.

In June 2000 Senior Housing's restructuring agreement with Mariner was approved by the bankruptcy court. Full implementation of this restructuring transaction is still contingent upon Senior Housing obtaining regulatory approval in the states where these properties are located. This restructuring agreement provides as follows:

     o    Mariner's lease obligations for all 26 properties are terminated.
     o $15.0 million of cash, 1,000,000 common shares of HRPT and 100,000 shares of Senior Housing's common shares which secured Mariner's obligations to be retained by Senior Housing.
     o Senior Housing assumes operating responsibilities for 17 of the 26 properties. Ownership of five of these properties is transferred to Mariner. The remaining four nursing homes are now subleased to two private companies and Senior Housing is negotiating with these two subtenants for their continued operation of those properties.
     o Mariner continued to pay its contractual obligations to Senior Housing until June 30, 2000.

In July 2000 Senior Housing's restructuring agreement with IHS was approved by the bankruptcy court. Full implementation of this restructuring transaction is still contingent upon Senior Housing obtaining regulatory approval in the state where these properties are located. This restructuring agreement provides as follows:

     o The lease for one property is amended to provide a new ten year term at $1.2 million per year, effective January 1, 2000.
     o Senior Housing's mortgage investment secured by one property is cancelled and IHS will continue to own and operate the property.
     o    IHS's lease and mortgage obligations for 37 properties are terminated.
     o IHS paid Senior Housing $600,000 per month for use and occupancy of Senior Housing's properties from the date of IHS's bankruptcy filing until June 30, 2000.
     o IHS conveyed nine properties to Senior Housing which were previously owned and operated by IHS.
     o Senior Housing will assume operating responsibility for 41 properties, effective July 1, 2000.

In addition, Horizon/CMS Corporation, a subsidiary of HEALTHSOUTH Corporation, (together "HEALTHSOUTH") is a guarantor of the lease obligations for four properties owned by Senior Housing and leased to IHS. HEALTHSOUTH in the process of assuming operating responsibility for these four properties. Also HEALTHSOUTH will lease and operate one property that was conveyed to Senior Housing by IHS. Annual rents under these five leases total approximately $10.0 million.

The bankruptcy filings and restructuring agreements with Mariner and IHS are expected to adversely impact Senior Housing's revenues and net income which may be realized in the future by Senior Housing, at least on a short term basis. As a result of the closing of these transactions, significant gains or losses may result in the quarter ended September 30, 2000.

Subject to, and pending regulatory approval where these properties are located, these properties being managed on behalf of Mariner and IHS by Five Star Quality Care, Inc., an affiliate of Senior Housing.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 22, 2000, Multicare, a non-consolidated subsidiary of Genesis Health Ventures, Inc., a tenant that leases one property from Senior Housing filed bankruptcy. SNH's annual rent from this property is $1.5 million. As of July 31, 2000, Multicare is current on its lease obligations to Senior Housing.

Note 6.  Indebtedness

Senior Housing has a $350.0 million, three-year, interest only, bank credit facility. The bank credit facility is secured by 18 properties, with a net book value of $375.0 million at June 30, 2000, and matures in 2002. The interest rate is LIBOR plus a premium (8.63% at June 30, 2000). The bank credit facility is available for acquisitions, working capital and for general business purposes. As of June 30, 2000, $182.0 million was outstanding and $168.0 million was available under the credit facility.

Note 7.  Shareholders' Equity

Senior Housing has reserved 1,300,000 shares of Senior Housing's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). In May 2000 the three Independent Trustees, as part of their annual fee, were each granted 500 common shares from this plan. The shares granted to the Trustees vest immediately. At June 30, 2000, 1,297,000 of Senior Housing's common shares remain reserved for issuance under the Award Plan.

On August 1, 2000, pursuant to our incentive share award plan, our officers and certain key employees of our advisor, REIT Management & Research Inc., received grants aggregating 13,100 common shares valued at $8.625 per share, the closing price of the common shares on the New York Stock Exchange on August 1, 2000. The grants were made pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

In May 2000 Senior Housing paid a distribution to shareholders of $0.30 per share, or $7.8 million. In July 2000 Senior Housing declared a distribution of $0.30 per share, or $7.8 million, which will be distributed to shareholders on or about August 24, 2000.

In connection with the restructuring agreement with Mariner, Senior Housing received 100,000 of its own common shares and, effective July 1, 2000, these shares were cancelled.

Note 8.  Subsequent Events

On July 27, 2000, Senior Housing entered an agreement to sell four independent living properties leased to Brookdale Living Communities, Inc. for $123 million. Senior Housing acquired these properties in December 1996 and May 1997 for an investment of $101.9 million. Senior Housing expects to record a gain on sale of approximately $26 million when the transaction closes on or before October 31, 2000. Proceeds from the sale will be applied against the bank credit facility.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of the results of operations of the properties and mortgages we owned for the three and six months ended June 30, 2000 and 1999. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO in accordance with the standards established by NAREIT adjusted for the impact of Staff Accounting Bulletin No. 101, "Accounting for Contingent Rent in Interim Financial Periods", issued by the Securities and Exchange Commission in December 1999, and for non cash items, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Versus 1999

For the three months ended June 30, 2000, compared to the three months ended June 30, 1999, total revenues decreased by $4.0 million, total expenses decreased by $397,000 and net income decreased by $3.6 million. Revenues decreased because no rent was received from three properties sold by Senior Housing and because reduced rent and interest was accrued from the properties pursuant to the restructuring agreements with Mariner and IHS described below. Total expenses decreased due to a decrease in interest expense of $1.1 million and depreciation expense of $458,000 offset by an increase in general and administrative expenses of $1.2 million. The decrease in interest expense is primarily due to lower interest expense actually incurred during 2000 as compared to HRPT's allocated interest expense in 1999. The decrease in depreciation expense is primarily due to the write down for the impairment of assets at December 31, 1999, and the sale of three properties in February 2000. General and administrative expenses increased due to costs related to the restructuring agreements with IHS and Mariner. Net income was $7.3 million and $10.9 million for the three months ended June 30, 2000 and 1999, respectively.

Two of Senior Housing larger tenants, Mariner and IHS have filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Mariner filed in January 2000 and IHS filed in February 2000.

In June 2000 Senior Housing's restructuring agreement with Mariner was approved by the bankruptcy court. The full implementation of this restructuring transaction is still contingent upon Senior Housing obtaining regulatory approval in the states where these properties are located. The restructuring agreement provides as follows:

     o    Mariner's lease obligations for all 26 properties are terminated.
     o $15.0 million of cash, 1,000,000 common shares of HRPT and 100,000 shares of Senior Housing's common shares which secured Mariner's obligations to be retained by Senior Housing.
     o Senior Housing assumes operating responsibilities for 17 of the 26 properties. Ownership of five of these properties is transferred to Mariner. The remaining four nursing homes are now subleased to two private companies and Senior Housing is negotiating with these two subtenants for their continued operation of those properties.
     o Mariner continued to pay its contractual obligations to Senior Housing until June 30, 2000.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

In July 2000 Senior Housing's restructuring agreement with IHS was approved by the bankruptcy court. This restructuring transaction is still contingent upon Senior Housing obtaining regulatory approval in the states where these properties are located. This restructuring agreement provides as follows:

     o The lease for one property is amended to provide a new ten year term at $1.2 million per year, effective January 1, 2000.
     o Senior Housing's mortgage investment secured by one property is cancelled and IHS will continue to own and operate the property.
     o    IHS's lease and mortgage obligations for 37 properties are terminated.
     o IHS paid Senior Housing $600,000 per month for use and occupancy of Senior Housing's properties from the date of IHS's bankruptcy filing through June 30, 2000.
     o IHS conveyed nine properties to Senior Housing which were previously owned and operated by IHS.
     o Senior Housing will assume operating responsibility for 41 properties, effective July 1, 2000.

In addition HEALTHSOUTH Corporation is a guarantor of the lease obligations for four properties owned by Senior Housing and leased to IHS. HEALTHSOUTH is in the process of assuming operating responsibility for these four properties. Also HEALTHSOUTH will lease and operate one additional property that was conveyed to Senior Housing by IHS. Annual rents under these five leases total approximately $10.0 million.

The bankruptcy filings and restructuring agreements with Mariner and IHS are expected to adversely impact Senior Housing's revenues and net income which may be realized in the future by Senior Housing, at least on a short term basis. As a result of the closing of these transactions, gains or losses may result in the quarter ended September 30, 2000.

Subject to, and pending   regulatory  approval where the properties are located,
these properties are being managed on behalf of Mariner and IHS by Five Star Quality Care, Inc., an affiliate of Senior Housing.

FFO for the three months ended June 30, 2000 was $13.2 million, or $0.51 per share, compared to $16.5 million, or $0.63 per share for the same period in 1999. The decrease of $3.3 million is due mainly to the factors discussed above. Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Six Months Ended June 30, 2000 Compared to June 30, 1999

For the six months ended June 30, 2000, compared to the six months ended June 30, 1999, total revenues decreased by $8.0 million, total expenses decreased by $1.1 million and net income decreased by $7.0 million. Revenues decreased because rent from three properties sold by Senior Housing and because reduced rent and interest was accrued from the properties pursuant to the restructuring agreements described previously. Total expenses decreased due to a decrease in interest expense of $1.6 million and depreciation expense of $890,000 offset by an increase in general and administrative expenses of $1.4 million. The decrease in interest expense is primarily due to lower interest expense actually incurred during 2000 as compared to HRPT's allocated interest expense in 1999. The decrease in depreciation expense is primarily due to the write down for the impairment of assets at December 31, 1999, and the sale of three properties in February 2000. General and administrative expenses increased due to costs related to the restructuring agreements with IHS and Mariner. Net income was $14.8 million and $21.8 million for the six months ended June 30, 2000 and 1999, respectively.

FFO for the six months ended June 30, 2000 was $26.5 million or $1.02 per share, compared to $33.0 million, or $1.27 per share for the same period in 1999. The decrease of $6.5 million is due mainly to the factors discussed above. Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -continued

LIQUIDITY AND CAPITAL RESOURCES

We have a $350 million, three-year, interest only, bank credit facility secured by first mortgages on 18 properties. The interest rate is LIBOR plus a premium per annum. The bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. Our bank credit facility documentation has customary representations, warranties, covenants and event of default provisions. We currently have $182 million outstanding and $168 million available for borrowing under this credit facility.

At June 30, 2000, we had cash and cash equivalents of $10.8 million. For the six months ended June 30, 2000 and 1999, cash flows provided by operating activities were $22.9 million and $32.8 million, respectively; cash flows provided by investing activities were $12.2 million and $188,000 respectively; and cash used for financing activities and distributions to shareholders was $41.4 million and $33.0 million, respectively. We expect that our current cash, cash equivalents, future cash flows from operating activities and availability under our bank credit facility will be sufficient to meet our short-term and long-term working capital requirements, including the distribution of $7.8 million, or $0.30 per share, for the quarter ended on June 30, 2000, which we will pay on or about August 24, 2000.

Total assets decreased by $22.5 million from $654.0 million as of December 31, 1999, to $631.5 million as of June 30, 2000. The decrease is primarily due to depreciation on real estate properties, distributions to shareholders and the sale of three properties in February 2000.

On July 27, 2000, Senior Housing entered an agreement to sell four independent living properties leased to Brookdale Living Communities, Inc. for $123 million. Senior Housing acquired these properties in December 1996 and May 1997 for an investment of $101.9 million. Senior Housing expects to record a gain on sale of approximately $26 million when the transaction closes on or before October 31, 2000. Proceeds from the sale will be applied against the bank credit facility.

Year 2000

We experienced no disruptions in our information and non-information technology systems and incurred no costs with respect to year 2000 issues. We are not aware of any material problems resulting from year 2000 issues by our systems, the systems of our tenants or their material vendors, or our material vendors; but we will continue to monitor these systems throughout the year to ensure that any late year 2000 issues that may arise are addressed promptly.

Impact of Inflation

Inflation  might have both  positive  and negative  impacts  upon our  business.
Inflation might cause the value of our real estate investments to increase. Similarly, in an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we may purchase interest rate cap agreements. The decision to enter into these agreements will be based on the amount of floating rate debt outstanding and our belief that material interest rate increases are likely to occur. We do not believe inflation in the U.S. economy during the next few years will have any material effect on our business; however, we are now studying the impact that wage inflation may have on the results of operations which we may realize from properties formerly operated by Mariner and IHS as these operations are assumed by us effective July 1, 2000.

                         SENIOR HOUSING PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $182.0 million at June 30, 2000, was 8.63% per annum. An immediate 10% change in that interest rate or 86.3 basis points, would increase or decrease our costs by approximately $1.6 million, or $0.06 per share per year:


                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                     Total
                           Interest Rate       Outstanding          Interest
                              Per Year            Debt            Expense Per
                                                                      Year
                           ---------------    --------------     ---------------
At June 30, 2000                 8.63%           $182,000           $15,707
10% reduction                    7.77%            182,000            14,141
10% increase                     9.49%            182,000            17,272

The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 86.3 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

During the past few years, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We have purchased an interest rate cap agreement on all our current debt to protect against rate increases of LIBOR above 8%. However, we may incur additional debt at floating or fixed rates in the future which would increase our exposure to market changes in interest rates.

At June 30, 2000 we owned real estate mortgages receivable with a carrying value of $22.9 million. When comparable term market interest rates decline, the value of these receivables increases; when comparable term market interest rates rise, the value of these receivables declines. Using discounted cash flow analyses, at a weighted average estimated per year market rate for June 30, 2000 of 10.75%, the estimated fair value of our mortgage receivables was $23.7 million. An immediate 10% change in the market rate of interest, or 108 basis points, applicable to our mortgage receivables at June 30, 2000, would affect the fair value of those receivables as follows:

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

The interest rate changes that affect the valuations of our mortgages are U.S. dollar long-term rates for corporate obligations of companies with ratings similar to our mortgagors. Substantially all of our outstanding mortgage receivables have been cancelled by implementations of the restructuring agreements with Mariner and IHS effective July 1, 2000.

                         SENIOR HOUSING PROPERTIES TRUST


Part II.          Other Information

Item 2.  Changes in Securities

On May 11, 2000, pursuant to our incentive share award plan, our three independent trustees each received a grant of 500 (total 1,500) common shares of beneficial interest, par value $0.01 per share, valued at $9.00 per share, the closing price of the common shares on the New York Stock Exchange on May 11, 2000. The grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended. In connection with the restructuring agreement with Mariner, Senior Housing received 100,000 of its own common shares and, effective July 1, 2000, these shares were cancelled.

On August 1, 2000, pursuant to our incentive share award plan, our officers and certain key employees of our advisor, REIT Management & Research Inc., received grants aggregating 13,100 common shares valued at $8.625 per share, the closing price of the common shares on the New York Stock Exchange on August 1, 2000. The grants were made pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of matters to a vote of Security Holders

At our regular annual meeting of shareholders held on May 11, 2000, Dr. Bruce M. Gans, M.D. and Mr. Barry M. Portnoy were re-elected trustees (24,739,583 shares voted for and votes with respect to 199,517 shares withheld for Dr. Gans and 24,735,922 shares voted for and votes with respect to 203,178 shares withheld for Mr. Portnoy). The term of Dr. Gans and Mr. Portnoy will extend until our annual meeting of shareholders in 2003. Messrs. John L. Harrington, Gerard M. Martin and Arthur G. Koumantzelis continue to serve as trustees with terms expiring in 2001, 2001, and 2002, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  10.1 Order of the United States Bankruptcy Court for the District of Delaware, dated May 10, 2000, in re:
                           Mariner Post-Acute Network, Inc., a Delaware Corporation, and affiliates, Debtors.

                  10.2 Letter Agreement, dated as of June 30, 2000, amending Settlement Agreement dated as of March 20, 2000, among Senior Housing Properties Trust, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., Grancare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc.

                  10.3 Interim Management Agreement, dated as of July 1, 2000, among Mariner Post-Acute Network, Inc., AMS Properties, Inc., GCI Health Care Centers, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC and Five Star Quality Care, Inc.

                  10.4 Order of the United States Bankruptcy Court for the District of Delaware, dated July 7, 2000, in re:
                           Integrated Health Services, Inc., et al., Debtors.

                  10.5 Amendment to Settlement Agreement, dated as of June 29, 2000, among Integrated Health Services, Inc., Community Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., Senior Housing Properties Trust, SPTIHS Properties
                           Trust,   HRES1  Properties  Trust,  HRES2  Properties
                           Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC,
                           SHOPCO-MA,   LLC,  SHOPCO-MI,  LLC,  SHOPCO-

                           MO,   LLC,   SHOPCO-NE,    LLC,    SHOPCO-WY,    LLC,
                           SNH-Nebraska,       Inc.,       SNH-Iowa,       Inc.,
                           SNH-Massachusetts, Inc., SNH-Michigan, Inc., Advisors Healthcare Group, Inc. and Five Star Quality Care, Inc.

                  10.6 Management and Servicing Agreement, dated as of July 10, 2000, among Integrated Health Services, Inc., ECA Holdings, Inc., ECA Properties, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., Integrated Health Services at Grandview Care Center, Inc., Quality Care of Columbus, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 175, Inc., Senior Housing Properties Trust, Five Star Quality Care, Inc., SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC and Advisors Healthcare Group, Inc.

                  10.7 Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc.

                  10.8 Guaranty, dated as of January 1, 2000, made by Integrated Health Services, Inc. in favor of HRES1 Properties Trust.

                  27       Financial Data Schedule.

         (b) Reports on Form 8-K:

              Current Report on Form 8-K, dated July 1, 2000, relating to (i) the Company's settlements with Mariner Post-Acute Networks, Inc. and its subsidiaries, and with Integrated Health Services, Inc. and its subsidiaries, and (ii) the management of certain of the Company's properties by Five Star Quality Care, Inc. (Item 5).

                         SENIOR HOUSING PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places on this Form 10-Q and include statements regarding our beliefs, intent or expectation concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to, our ability to operate and stabilize operations at the Mariner and IHS properties, our ability to successfully negotiate with Mariner's subtenants and our ability to make future distributions, depend upon various factors over some of which we have limited or no control. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those stated or implied in the forward looking statements. Material changes could occur as a result of numerous factors. Those factors include, without limitation, our ability to successfully operate the Mariner and IHS properties whose operations we assume, the status of the economy, status of the capital markets (including prevailing interest rates), compliance with the changes to regulations within the healthcare industry, competition in both the real estate and healthcare industries, changes to federal, state, and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, implied, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time. The information contained in this Form 10-Q, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause differences.

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING THE COMPANY, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH US, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                         SENIOR HOUSING PROPERTIES TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENIOR HOUSING PROPERTIES TRUST


                                 By: /s/ David J. Hegarty
                                     David J. Hegarty
                                     President and Chief Operating Officer
                                     Dated:  August 10, 2000

                                 By: /s/ Ajay Saini
                                     Ajay Saini
                                     Treasurer and Chief Financial Officer
                                     Dated:  August 10, 2000