Form 10-Q
period 2000-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2000-11-14
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-15319

                         SENIOR HOUSING PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                                      04-3445278
   (State or other jurisdiction               (IRS Employer Identification No.)
        of incorporation)

                 400 Centre Street, Newton, Massachusetts        02458
               (Address of principal executive offices)        (Zip Code)

                                  617-796-8350

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Common Shares outstanding at November 13, 2000:
           25,916,100 shares of beneficial interest, $0.01 par value.


                                              SENIOR HOUSING PROPERTIES TRUST

                                                         FORM 10-Q

                                                     SEPTEMBER 30, 2000

                                                           INDEX
                                                                                                                      Page
                                                                                                                      ----

   PART I       Financial Information

   Item 1.      Financial Statements (unaudited)

                Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                                  1

                Consolidated Statements of Income - Three and Nine Months Ended September 30, 2000 and 1999             2

                Consolidated Statements of Cash Flows -Nine Months Ended September 30, 2000 and 1999                    3

                Notes to Consolidated Financial Statements                                                              4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             12

   PART II      Other Information

   Item 2.      Changes in Securities                                                                                  13

   Item 6.      Exhibits and Reports on Form 8-K                                                                       13

                Certain Important Factors                                                                              14

                Signatures                                                                                             15



                                      SENIOR HOUSING PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands, except per share amounts)
                                                (unaudited)


                                                                        September 30,        December 31,
                                                                             2000                1999
                                                                       --------------        ------------
ASSETS
Real estate properties, at cost
    Land                                                                 $  69,036            $  69,673
    Buildings and improvements                                             632,404              639,066
                                                                         ---------            ---------
                                                                           701,440              708,739
    Less accumulated depreciation                                         (115,678)            (108,709)
                                                                         ---------            ---------
                                                                           585,762              600,030

Real estate mortgages receivable, net of loan loss reserve of $14,500
in 1999                                                                         --               22,939
Cash and cash equivalents                                                    7,028               17,091
Investment in HRPT Properties Trust                                          7,125                   --
Net investment in facilities' operations                                    23,902                   --
Other assets                                                                 8,771               13,940
                                                                         ---------            ---------
                                                                         $ 632,588            $ 654,000
                                                                         =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                       $ 201,000            $ 200,000
Deferred rents                                                               9,040               26,715
Security deposits                                                              235               15,235
Accrued expenses, other liabilities and deferred credit                     24,126                2,644


Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      25,916,100 shares and 26,001,500 shares issued and outstanding
      at September 30, 2000, and December 31, 1999, respectively               259                  260
    Additional paid-in capital                                             444,638              444,511
    Cumulative net loss                                                       (562)             (19,764)
    Cumulative distributions                                               (46,773)             (15,601)
    Unrealized gain on investment in HRPT Properties Trust                     625                   --
                                                                         ---------            ---------
      Total shareholders' equity                                           398,187              409,406
                                                                         ---------            ---------
                                                                         $ 632,588            $ 654,000
                                                                         =========            =========

                                          See accompanying notes


                                          SENIOR HOUSING PROPERTIES TRUST


                                         CONSOLIDATED STATEMENTS OF INCOME
                                 (amounts in thousands, except per share amounts)
                                                    (unaudited)



                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                            ---------------------------------    --------------------------------
                                                 2000               1999             2000                 1999
                                            -------------       -------------    ------------          ----------
Revenues:
    Rental income                              $13,624             $21,185         $49,880               $63,594
    Other real estate income                     1,228                  --           1,228                    --
    Interest and other income                      356               1,436           1,329                 4,317
                                               -------             -------         -------               -------
      Total revenues                            15,208              22,621          52,437                67,911
                                               -------             -------         -------               -------

Expenses:
    Interest                                     4,196               4,771          12,595                14,763
    Depreciation                                 5,062               5,520          15,379                16,727
    General and administrative                   1,576               1,154           5,261                 3,413
                                               -------             -------         -------               -------
      Total expenses                            10,834              11,445          33,235                34,903
                                               -------             -------         -------               -------


Net income                                     $ 4,374             $11,176         $19,202               $33,008
                                               =======             =======         =======               =======

Weighted average shares outstanding             25,912              26,000          25,979                26,000
                                               =======             =======         =======               =======

Basic and diluted earnings per share data:

Net income                                     $  0.17             $  0.43         $  0.74               $  1.27
                                               =======             =======         =======               =======


                                              See accompanying notes

                                        SENIOR HOUSING PROPERTIES TRUST


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (dollars in thousands)
                                                  (unaudited)
                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 2000                 1999
                                                                              ----------           ----------

Cash flows from operating activities:
   Net income                                                                 $  19,202             $  33,008
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Other real estate income                                                  (1,228)                   --
       Depreciation                                                              15,379                16,727
       Changes in assets and liabilities:
             Other assets                                                         2,249                (1,127)
             Deferred rents                                                        (700)               (1,285)
             Accrued expenses, other liabilities and deferred credit              2,297                    47
                                                                              ---------             ---------
       Cash provided by operating activities                                     37,199                47,370
                                                                              ---------             ---------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                        12,178                    --
   Equipment purchases                                                             (179)                   --
   Repayments of mortgage loans                                                      --                   286
   Investment in facilities' operations                                         (29,089)                   --
                                                                              ---------             ---------
       Cash (used for) provided by investing activities                         (17,090)                  286
                                                                              ---------             ---------

Cash flows from financing activities:
   Repayment of credit facility                                                 (22,000)                   --
   Draws on credit facility                                                      23,000                    --
   Owner's net distribution                                                          --               (47,625)
   Distributions to shareholders                                                (31,172)                   --
                                                                              ---------             ---------
       Cash used for financing activities                                       (30,172)              (47,625)
                                                                              ---------             ---------

(Decrease)increase in cash and cash equivalents                                 (10,063)                   31
Cash and cash equivalents at beginning of period                                 17,091                   139
                                                                              ---------             ---------
Cash and cash equivalents at end of period                                    $   7,028             $     170
                                                                              =========             =========

Supplemental cash flow information:

Non-cash financing activities:
   Formation debt due to HRPT Properties Trust                                      $--             $ 200,000
   Owner's distribution                                                              --              (200,000)

Non-cash investing  activities resulting from settlements and restructuring with bankruptcy tenants:
   Real estate and related property received                                     15,224                    --
   Real estate and related property conveyed                                    (13,570)                   --
   Mortgage conveyed, net of previous loan loss reserve                          (4,277)                   --
   Mortgages foreclosed                                                         (17,779)                   --
   Shares of HRPT Properties Trust received                                       6,500                    --


                                            See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust ("Senior Housing"), a Maryland real estate investment trust, was organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in Senior Housing to HRPT shareholders (the "Spin-Off"). Prior to the Spin-Off, the assets of Senior Housing were owned by HRPT. These consolidated financial statements are presented as if Senior Housing was a separate legal entity from HRPT prior to the Spin-Off, although no such entity existed until October 12, 1999.

At September 30, 2000, Senior Housing owned 90 properties in 24 states and operated in a single segment.

Note 2.  Interim Financial Statements

The quarterly financial statements of Senior Housing have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. Prior to the Spin-Off, all of Senior Housing, including its properties and mortgages, was owned by HRPT, and transactions in those periods have been presented on HRPT's historical basis. Prior to the Spin-Off, substantially all the rental income and mortgage interest income received by HRPT from the tenants and mortgagors of Senior Housing was deposited in and commingled with HRPT's general funds. Funds for capital investments and other cash required by Senior Housing were provided by HRPT. Prior to the Spin-Off, interest expense was allocated based on HRPT's historical interest expense as a percentage of HRPT's average historical costs of real estate investments. General and administrative costs of HRPT for the periods prior to the Spin-Off were allocated to Senior Housing based on HRPT's investment advisory agreement formula and other costs were allocated based on historical costs as a percentage of HRPT's average historical costs of real estate investments. In the opinion of management, the methods for allocating interest and general and administrative expenses were reasonable. It was not practical to estimate additional costs that would have been incurred by Senior Housing as a separate entity.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Accounting for Contingent Rent in Interim Financial Periods" ("SAB 101"). Senior Housing has adopted the provisions of SAB 101 prospectively as of January 1, 2000. If Senior Housing had elected the adoption retroactively to January 1, 1999, for the three and nine months ended September 30, 1999, net income would have been $10.5 million ($0.40/share) and $30.9 million ($1.19/share), respectively. SAB 101 will have no impact on Senior Housing's annual results of operations, rather the accounting changes required by SAB 101 are expected to defer recognition of percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year.

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

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2000 and 1999: (in thousands)

                                      Three Months Ended September 30,             Nine Months Ended September 30,
                                   ---------------------------------------    --------------------------------------
                                         2000                  1999                 2000                  1999
                                   ------------------     ----------------    ------------------    ----------------

Net income                                    $4,374              $11,176               $19,202              $33,008
Other comprehensive income:
    Unrealized gain on
       investment in HRPT                        625                   --                   625                   --
                                   -----------------      ---------------     -----------------     ----------------
Comprehensive income                          $4,999             $11,176                $19,827              $33,008
                                   =================      ================    =================     ================

Note 5.  Tenant Defaults

Senior Housing previously leased four nursing facilities to Sun Healthcare Group, Inc. ("Sun"), three of which facilities were subleased to Frontier Group, Inc. ("Frontier") and the fourth was subleased to a regional operator in Washington State. Frontier filed for bankruptcy in July 1999 and Sun filed for bankruptcy in October 1999. A receiver was appointed to operate the Frontier nursing homes and some rents due Senior Housing for all four facilities were unpaid. In February 2000 Senior Housing sold the three Frontier properties. Claims against Sun, Frontier and the Frontier receiver have been settled. Senior Housing's claims against the regional operator in Washington State remain pending. Future income realized by Senior Housing will be adversely impacted by the loss of rental income from the three sold properties.

Senior Housing previously leased 26 nursing homes to Mariner Post-Acute Network, Inc. ("Mariner"). Mariner filed for bankruptcy in January 2000. In June 2000 Senior Housing's restructuring agreement with Mariner was approved by the bankruptcy court. Full implementation of this restructuring is contingent upon Senior Housing obtaining regulatory approvals in the states where these properties are located. In accordance with the restructuring agreement, as of July 1, 2000:

     o Mariner's lease obligations for all 26 properties owned by Senior Housing and previously operated by Mariner were terminated.
     o A $15.0 million cash security deposit, 1,000,000 common shares of HRPT and 100,000 common shares of Senior Housing which secured Mariner's obligations were retained by Senior Housing.
     o Senior Housing assumed operating responsibilities for 17 of the 26 properties. Ownership of five of the properties was transferred to Mariner. The four remaining properties were previously subleased to two private companies and Senior Housing is negotiating with these two private companies for their continued operation of those properties or to assume operations for its own account.

Senior Housing previously leased or mortgaged 39 nursing homes operated by Integrated Health Services, Inc. ("IHS"). IHS filed for bankruptcy in February 2000. In July 2000 Senior Housing's restructuring agreement with IHS was approved by the bankruptcy court. Full implementation of this restructuring is contingent upon Senior Housing obtaining regulatory approvals in the states where these properties are located. The restructuring provides that:

     o IHS paid Senior Housing $600,000 per month for the use and occupancy of Senior Housing's properties from the date of IHS's bankruptcy filing until June 30, 2000.
     o The lease for one property was amended to provide a new ten-year term and rent at $1.2 million per year, effective January 1, 2000.
     o Senior Housing's mortgage investment secured by one property was cancelled effective July 1, 2000, and IHS continues to own and operate that property.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     o IHS's lease and mortgage obligations to Senior Housing for the additional 37 properties were terminated as of July 1, 2000.
     o IHS conveyed nine properties to Senior Housing which were previously owned by IHS free of debt effective July 1, 2000.
     o In addition, a subsidiary of HEALTHSOUTH Corporation ("HEALTHSOUTH"), was a guarantor of the lease obligations for four properties owned by Senior Housing and leased to IHS. HEALTHSOUTH assumed the tenancy for these four properties and for one property that was conveyed to Senior Housing by IHS. Annual minimum rents under these five leases total approximately $10.0 million. These leases expire in 2006 and provide for rental increases based on increases in net patient revenues.
     o Senior Housing assumed operating responsibility for 41 properties effective July 1, 2000.

The bankruptcy filings and restructuring agreements with Mariner and IHS are expected to adversely impact Senior Housing's revenues and net income which may be realized in the future compared to the rental income and mortgage interest which Senior Housing previously received from Mariner and IHS.

Note 6.  Report of Tenant's Financial Condition

On June 22, 2000, Multicare, Inc., a non-consolidated subsidiary of Genesis Health Ventures, Inc., ("Multicare") filed for bankruptcy. Multicare leases one property from Senior Housing. Senior Housing's annual rent from this property is $1.5 million. As of October 31, 2000, Multicare is current on its rent obligations to Senior Housing.

Note 7.  Investment in HRPT Properties Trust/Unrealized Gain on Investment

As a result of the restructuring agreement with Mariner described in Note 5 above, one million shares of HRPT which were owned by Mariner and previously pledged to secure Mariner's lease obligations were transferred to Senior Housing on July 1, 2000. The Unrealized Gain On Investment shown on the balance sheet represents the difference between the market price of these HRPT shares on July 1, 2000 ($6.50 per share), and on September 30, 2000 ($7.125 per share).

Note 8.   Net Investment in Operating Facilities/Other Real Estate Income

As described in Notes 5 and 12, Senior Housing assumed operating responsibility for 58 nursing homes effective July 1, 2000. The capital invested in these operations is included on Senior Housing's balance sheet as Net Investment In Facilities' Operations. The net income from these facilities' operations is shown on Senior Housing's income statements as Other Real Estate Income. The following is summary financial data for Senior Housing's investment in these facilities' operations (in thousands):

                  Balance Sheet Data                                     Operating Income Data
                   (as of 9/30/00)                               (for the three months ended 9/30/00)
-------------------------------------------------------    --------------------------------------------------

Current assets                               $41,158       Revenues                              $55,515
Property and equipment, net                    7,536       Expenses                               54,287
                                   --------------------                                  --------------------
Total assets                                 $48,694       Other real estate income              $ 1,228
                                   ====================                                  ====================

Current liabilities                          $24,792
Net investment in facilities'
operations                                    23,902
                                   --------------------
Total liabilities and net
investment in operating
facilities                                   $48,694
                                   ====================

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9.  Indebtedness

At September 30, 2000, Senior Housing had a $350 million, three-year, interest only, revolving secured bank credit facility. The bank credit facility matures in 2002. The interest rate is LIBOR plus a premium (8.62% at September 30, 2000). The bank credit facility is available for acquisitions, working capital and for general business purposes. As of September 30, 2000, $201 million was outstanding and $149 million was available under the credit facility. See Note 13 below.

Note 10.  Shareholders' Equity

Senior Housing has reserved 1,300,000 shares of its common shares for possible issuance under the terms of an Incentive Share Award Plan (the "Award Plan"). In May 2000 the three Independent Trustees were each awarded 500 common shares under the Award Plan as part of their annual fee. On August 1, 2000, 13,100 common shares were awarded pursuant to the Award Plan to Senior Housing's officers and certain employees of REIT Management & Research, Inc. ("RMR"), the investment advisor to Senior Housing. The shares awarded to Senior Housing's officers and employees of RMR vest over a three-year period. The shares awarded to the Trustees vest immediately. At September 30, 2000, 1,283,900 of Senior Housing's common shares remain reserved for issuance under the Award Plan.

On August 24, 2000, Senior Housing paid a distribution to shareholders of $0.30 per share, or $7.8 million. On October 5, 2000, Senior Housing declared a distribution of $0.30 per share, or $7.8 million, which will be distributed to shareholders on or about November 21, 2000.

In connection with the restructuring with Mariner, Senior Housing received 100,000 of its own common shares and, effective July 1, 2000, these shares were cancelled.

Note 11.  Management Agreements

Five Star Quality Care, Inc. ("Five Star"), a recently formed company owned by Barry Portnoy and Gerard Martin, Senior Housing's Managing Trustees, is currently managing all of the nursing home businesses which Senior Housing obtained in the restructurings with Mariner and IHS. Under applicable Internal Revenue Code provisions, a REIT such as Senior Housing is allowed to operate foreclosure properties and properties received from defaulting tenants for its own account for up to three months and thereafter for up to four years provided the REIT engages an independent contractor to manage the operations on market terms. Five Star is an independent contractor to Senior Housing within the meaning of these applicable laws. During the first three months Senior Housing assumed the operations for the 58 facilities, Five Star managed these properties and incurred $2.3 million of costs and Five Star was paid $2.3 million by Senior Housing.

Note 12.  Contingencies

The restructuring agreements entered by Senior Housing with Mariner and IHS are contingent, in part, upon Senior Housing and its affiliates obtaining licenses and other governmental approvals necessary to operate the 58 affected nursing homes. Senior Housing has applied for all of the required licenses and as of November 1, 2000, the required licenses for 22 of these facilities have been received. Required licenses for the remaining facilities which are located in six states are pending and are expected to be received. If Senior Housing is unable to obtain the licenses necessary to operate these nursing homes, the restructuring agreements with Mariner and IHS may have to be renegotiated or Senior Housing may have to identify another licensed operator to lease or purchase these properties. A failure to obtain necessary licenses would have adverse financial consequences to Senior Housing.

A substantial majority of the revenues at the 58 nursing homes now operated by Senior Housing is received from the Federal Medicare program and from various state Medicaid programs. Until Senior Housing received or receives the required licenses to operate these nursing homes, billings for these patients were and are made through Mariner and IHS as licensees, respectively. Applicable provisions of Federal and some state laws allow paying agents for

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

these Medicare and Medicaid programs to recoup amounts owed by Mariner and IHS to these programs for historical overpayments from current payments despite the bankruptcy filings by Mariner and IHS. Also, some state nursing home licensing agencies have in the past required that a successor nursing home licensee, such as Senior Housing, agree to assume financial responsibility for a predecessor licensee's obligations due to those state Medicaid programs. Senior Housing has negotiated agreements with the U.S. Department of Justice to limit Senior Housing's liabilities for obligations of Mariner and IHS to the Federal Medicare program and those agreements have been approved by the bankruptcy courts. As Senior Housing seeks licenses and new Medicaid provider agreements in the states where these 58 nursing homes are located, Senior Housing has attempted to eliminate or mitigate its financial responsibility for obligations of Mariner and IHS to those states.

Three of the 41 nursing homes formerly operated by IHS are currently licensed to an affiliate of RMR, Advisors Healthcare Group, Inc. ("AHG"). AHG assumed responsibility as the licensee of these properties as an accommodation to Senior Housing and to the predecessor of IHS. IHS was the manager of these three properties and was financially responsible for all operating profits and losses of these properties after rent due Senior Housing; and IHS guaranteed that rent. As a result of the IHS bankruptcy, some historical operating expenses of these nursing homes have not been paid and may not be paid by IHS. Some of these creditors have asserted claims against AHG and Senior Housing. Senior Housing and AHG have defended against these claims based upon the contractual arrangements with IHS and the IHS bankruptcy; nonetheless, the outcome of such claims can not be predicted at this time. Similarly, Senior Housing has paid certain creditor claims arising at the nursing homes previously operated by Mariner and IHS in order to maintain patient services.

The amounts of the security deposits and of other assets transferred to Senior Housing by its bankrupt tenants, net of the book values of assets transferred to Mariner and IHS as described in Note 5 above, have been included in Accrued Expenses, Other Liabilities And Deferred Credit on the September 30, 2000, balance sheet to cover the costs incurred to assume operations of the 58 nursing homes, including any liabilities of the former tenants for which Senior Housing may be responsible, the costs and expenses of obtaining the nursing home licenses, and the legal, accounting and other costs arising from the tenant bankruptcies. Senior Housing believes that the net values it has received under these agreements with its bankrupt former tenants will be sufficient to cover all of these charges and may result in a gain. Due to the number of contingencies associated with obtaining licenses and Medicare and Medicaid provider agreements, any gain has been deferred until Senior Housing can reasonably estimate the total costs it will incur and the amount of liabilities it may be required to assume.

Eight of the 41 nursing homes delivered to Senior Housing by IHS were not previously owned or mortgaged by Senior Housing. These properties were transferred to Senior Housing by IHS as partial compensation for its defaults under mortgages and leases. Because these properties were not owned or mortgaged by Senior Housing they do not constitute foreclosure property under Internal Revenue Code provisions which permit REITs to operate nursing homes. To comply with laws applicable to REITs these nursing homes are now operated by corporations which are 99% beneficially owned by Senior Housing and 1%
beneficially owned by Senior Housing's Managing Trustees, Barry Portnoy and Gerard Martin, who also control 100% of the voting power of these corporations. Senior Housing is now studying various forms of business organizations which may permit the continued operation of these corporations for its benefit after January 1, 2001, when the REIT Modernization Act of 1999 becomes effective and so called 99/1 corporations are no longer an acceptable means for REITs to operate nursing homes.

Note 13.  Subsequent Events

On October 31, 2000, Senior Housing sold four independent living properties which were leased to Brookdale Living Communities, Inc. for $123 million. Senior Housing acquired these properties in December 1996 and May 1997 for a total investment of $101.9 million. After taking account of previously recorded depreciation, Senior Housing recorded a gain on sale of approximately $27 million. Proceeds from the sale were used to reduce amounts outstanding under Senior Housing's bank credit facility. The four sold properties were part of the collateral security for the bank credit facility and the capacity of the bank credit facility was adjusted to a maximum of $270 million. The amount outstanding under the bank credit facility after application of the sales proceeds on October 31, 2000, was $71 million and $199 million was available to draw.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2000 and 1999. This discussion includes references to funds from operations. Funds from operations, or "FFO", as defined in the white paper on funds from operations which was approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 and as clarified from time to time, is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We believe that we compute FFO in accordance with the definition established by NAREIT. The NAREIT definition was established before the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which requires deferral of contingent rent in interim financial statements of income. We include estimates of contingent rent in our calculation of FFO in interim statements. The way we calculate FFO may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, or as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

For the three months ended September 30, 2000, compared to the three months ended September 30, 1999, total revenues decreased to $15.2 million from $22.6 million. This decrease is primarily due to the tenant bankruptcies and the settlement and restructuring agreements described below. The revenues for the three months ended September 30, 2000, include other real estate income of $1.2 million. This other real estate income represents the net operating income we realized as a result of nursing home operations which we undertook on July 1, 2000.

Total expenses for the three months ended September 30, 2000, were $10.8 million compared to total expenses for the three months ended September 30, 1999, of $11.4 million. Interest expense in 2000 was $575,000 lower because actual interest expense incurred during 2000 was less than HRPT Properties Trust's
("HRPT") interest expense allocated to us in 1999. Depreciation expense was lower in 2000 by $458,000 compared to 1999 because we sold three properties in February 2000, a reduction in asset values as a result of an impairment loss recorded at December 31, 1999, and the net effect of the assets disposed of versus assets acquired in the restructurings. General and administrative expense increased by $422,000 for the 2000 period versus the 1999 period because actual expenses which we incurred were greater than HRPT's 1999 general and administrative expenses allocated to us and because of increased professional fees arising from the tenant bankruptcies described below.

Sun Healthcare Group, Inc. ("Sun") previously leased four nursing homes from us. Sun filed for bankruptcy in October 1999. Three of our four properties leased to Sun were subleased to Frontier Group, Inc. ("Frontier"). Frontier filed for bankruptcy in July 1999. We sold the three Frontier subleased properties in February 2000. Our remaining property leased to Sun was subleased to a private company nursing home operator. Prior to September 30, 2000, we reached settlements with the court appointed receiver for Frontier and with Sun concerning rental arrearages. We are currently in negotiations with the subtenant of the remaining property formerly leased to Sun. That subtenant has paid only part of the rent due for the three months in September 30, 2000; and these negotiations may result in a new lease or in our assuming the operations of this property.

Mariner Post-Acute Network, Inc. ("Mariner") previously leased 26 nursing homes from us. Mariner filed for bankruptcy in January 2000. We entered a restructuring agreement with Mariner effective July 1, 2000. Pursuant to this restructuring we transferred title to five nursing homes to Mariner and we cancelled the leases for 17 nursing homes and assumed those operations. The remaining four properties were subleased by Mariner to two separate private companies which continue to pay rent to us directly. Also as part of this restructuring we retained a $15 million security deposit, one million shares of HRPT Properties Trust previously owned by Mariner and 100,000 of our shares, all of which were pledged to us to secure Mariner's lease obligations.

                         SENIOR HOUSING PROPERTIES TRUST


We previously leased or mortgaged 39 nursing homes to Integrated Health Services, Inc. ("IHS"). In February 2000 IHS filed for bankruptcy. As part of a restructuring agreement with IHS effective July 1, 2000: (i) we released IHS from its mortgage obligations to us for one property; (ii) the lease for one property was amended and extended; (iii) IHS paid us some of its rental arrearages and transferred to us nine nursing homes which it owned free of debt;
(iv) four of the nursing homes which were previously leased to IHS and one nursing home delivered to us by IHS were leased to HEALTHSOUTH Corporation; and
(v) we assumed operating responsibility for 41 nursing homes which we formerly leased or mortgaged to IHS or which we received from IHS.

The following chart summarizes our total portfolio of properties and the impact upon our revenues of these tenant bankruptcies and the settlement and restructuring agreements during the three months ended September 30, 2000, and the comparable period in 1999:

                                                          Three Months Ended September 30
                                                                  ($ in 000's)

                                                      2000                            1999
                                            --------------------------------------------------------
                                              No. of                           No. of
                Tenant                      Properties    Revenues           Properties    Revenues1
                ------                      ----------    --------           ----------    ---------
Marriott International, Inc.2                   14         $ 7,012                14        $ 7,012

Brookdale Living Communities, Inc.               4           2,768                 4          2,768

Genesis Health Ventures,
Inc./Multicare Companies, Inc.                   1             365                 1            362

Two private company tenants                      2             169                 2            164

Sun Healthcare Group, Inc.:
   -    Frontier Group, Inc                     --              --                 3            540
   -    One subtenant                            1              63                 1            171

Mariner Post-Acute Network                      --              --                26          3,932
   -    Two subtenants                           4             434                --             --

Integrated Health Services, Inc.                 1             300                39          6,970

HEALTHSOUTH Corporation, Inc.                    5           2,513                --             --

Operating facilities                            58           1,228                --             --
(other real estate income)
                                            -------------------------------------------------------
Totals                                          90         $14,852                90        $21,919
                                            -------------------------------------------------------


     1.   1999 period includes $1,435 of mortgage interest income.
     2.   Excludes  approximately  $700  of  percentage  rent  recorded  in the  1999  period  and an approximately  equal amount of percentage  rent in the 2000 period which is deferred to the final quarter of 2000 pursuant to SAB 101.

Net income was $4.4 million in the three months ended September 30, 2000, as compared to $11.2 million in the three months ended September 30, 1999. This decrease in net income is primarily the consequence of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and restructurings described above.

                         SENIOR HOUSING PROPERTIES TRUST


FFO for the three months ended September 30, 2000, was $10.2 million, or $0.39 per share, compared to $16.7 million, or $0.64 per share, for the same period in 1999. The decrease of $6.5 million, or $0.25 per share, is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flows are affected by factors not included in the funds from operations calculation, such as changes in assets and liabilities.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

For the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, total revenues decreased by $15.5 million, total expenses decreased by $1.7 million and net income decreased by $13.8 million. Revenues decreased because of the sale of three properties in February 2000 and the reduced rent and interest received as a result of the tenant bankruptcies and the settlement and restructuring agreements described above. Total expenses decreased due to a decrease in interest expense of $2.2 million and depreciation expense of $1.3 million, offset by an increase in general and administrative expenses of $1.8 million. The decrease in interest expense is primarily because interest expense actually incurred during 2000 was less than HRPT's interest expense in 1999 allocated to us. The decrease in depreciation expense is primarily due to the write down for the impairment of assets at December 31, 1999, the sale of three properties in February 2000 and the net effect of the assets disposed of versus assets acquired in the restructurings. General and administrative expenses increased because actual expenses which we incurred were greater than HRPT's 1999 expenses allocated to us and because of increased professional fees arising from the tenant bankruptcies.

FFO for the nine months ended September 30, 2000, was $36.7 million, or $1.41 per share, compared to $49.7 million, or $1.91 per share, for the same period in 1999. The decrease of $13 million is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flows are affected by other factors not included in the funds from operations calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had a $350 million, interest only, secured, revolving bank credit facility. The interest rate is LIBOR plus a premium (8.62% per annum at September 30, 2000). The bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. On October 31, 2000, we sold four properties formerly leased to Brookdale Living Communities, Inc. for $123 million. These properties were part of the collateral security for our bank credit facility; all of the proceeds of this sale were used to reduce amounts outstanding under the bank credit facility and the maximum available amount of this facility was reduced to $270 million. On October 31, 2000, we had $71 million outstanding and $199 million available for borrowing under this credit facility.

As a result of the settlements and restructurings with bankrupt tenants described above, we have paid certain costs and expenses and may have to pay additional charges to obtain nursing home licenses, to settle historical debts arising from the nursing home operations which we assumed and otherwise. We retained collateral previously pledged to us to secure the lease and mortgage obligations which were defaulted, and we also received other property as partial compensation for these defaults. We believe that the values transferred to us under these agreements, net of the values which we transferred to the bankrupt tenants, will be sufficient to cover all our charges arising from these transactions and may result in a book gain. However, the revenues and net income which we expect to receive in the future will be less than the rental income and mortgage interest which we previously received from these bankrupt tenants. The working capital required to pay charges and for facility operations which we assumed as a result of these transactions has been provided by drawings under our revolving bank credit facility. We believe that additional bank drawings and cash flow from operating activities will be sufficient to meet the additional capital needs resulting from these transactions.

At September 30, 2000, we had cash and cash equivalents of $7 million. For the nine months ended September 30, 2000 and 1999, cash provided by operating activities was $37.2 million and $47.4 million, respectively; cash (used for) provided by investing activities was ($17.1) million and $286,000, respectively; and cash used for financing activities was $30.2 million and $47.6 million, respectively. We expect that our current cash, cash equivalents, future cash from operating activities and availability under our bank credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution of $7.8 million, or $0.30 per share, for the quarter ended on September 30, 2000, which we will pay on or about November 21, 2000.

                         SENIOR HOUSING PROPERTIES TRUST


Impact of Inflation

Inflation might have both positive and negative impacts upon our business. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Similarly, inflation may tend to increase patient revenues and Medicare and Medicaid rates at the facilities which we operate. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase and wages and other operating costs at the facilities we operate to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact has an adverse impact upon operating income. We do not believe it will be possible to eliminate the adverse impact of rapid inflation upon the results of the facilities' operations which we have undertaken. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we have purchased an interest rate cap agreement and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of floating rate debt outstanding and our belief that material interest rate increases are likely to occur.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $201 million at September 30, 2000, was 8.62% per annum. An immediate 10% change in that interest rate, or 86 basis points, would increase or decrease our costs by approximately $1.7 million, or $.07 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                       Total
                                 Interest Rate     Outstanding        Interest
                                    Per Year          Debt          Expense Per
                                                                        Year
                                 -------------    ------------     ------------
At September 30, 2000                  8.62%         $201,000         $17,326
10% reduction                          7.76%         $201,000         $15,598
10% increase                           9.48%         $201,000         $19,055

The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 86 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

During the past few years, short-term U.S. dollar based interest rates have tended to rise. We are unable to predict the direction or amount of interest rate changes during the next year. We have purchased an interest rate cap agreement covering all our current debt to protect against rate increases of LIBOR above 8%. Moreover, we may incur additional debt at floating or fixed rates in the future which would increase our exposure to market changes in interest rates.

                         SENIOR HOUSING PROPERTIES TRUST


Part II.          Other Information

Item 2.  Changes in Securities

Effective July 1, 2000, the Company retired the 100,000 common shares received from Mariner in connection with the restructuring with Mariner.

On August 1, 2000, pursuant to our incentive share award plan, our officers and certain employees of our investment advisor, REIT Management & Research Inc., received grants aggregating 13,100 common shares valued at $8.625 per share, the closing price of our common shares on the New York Stock Exchange on August 1, 2000. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          27    Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K:

          Current Report on Form 8-K, dated July 1, 2000, relating to (i) the Company's settlements with Mariner Post-Acute Network, Inc. and its subsidiaries, and with Integrated Health Services, Inc. and its subsidiaries, and (ii) the management of certain of the Company's properties by Five Star Quality Care, Inc. (Item 5).

                         SENIOR HOUSING PROPERTIES TRUST



CERTAIN IMPORTANT FACTORS

THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO OUR ABILITY TO SUCCESSFULLY OPERATE NURSING HOMES, THE POSSIBILITY THAT WE CAN SUCCESSFULLY NEGOTIATE LEASE TERMS WITH FORMER SUBTENANTS OF SUN AND MARINER, OUR ABILITY TO ELIMINATE OR LIMIT PAYMENTS TO MEDICARE AND MEDICAID PROGRAMS FOR PAST OVERPAYMENTS TO MARINER AND IHS AND TO OTHER CREDITORS OF MARINER AND IHS, THE POSSIBILITY THAT WE WILL OBTAIN ALL LICENSES AND GOVERNMENTAL APPROVALS NECESSARY FOR OPERATION OF OUR NURSING HOMES, THE POSSIBLITY THAT OUR SETTLEMENTS AND RESTRUCTURING WITH BANKRUPT FORMER TENANTS MAY RESULT IN A GAIN, OUR ABILITY TO CONTINUE OPERATING NURSING HOMES AND REMAIN A REIT AND TO PAY DISTRIBUTIONS, AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED. WE MAY NOT REALIZE A GAIN FROM THE SETTLEMENTS AND RESTRUCTURING, WE MAY BE UNABLE TO OPERATE NURSING HOMES IN A FINANCIALLY
SUCCESSFUL MANNER, TO CONTINUE TO QUALIFY AS A REIT OR TO MAKE FUTURE DISTRIBUTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

                               SENIOR HOUSING PROPERTIES TRUST


                               By:  /s/ David J. Hegarty
                                    David J. Hegarty
                                    President, Chief Operating Officer and
                                    Acting Chief Financial Officer
                                    Dated:  November 14, 2000




                               By:  /s/ John R. Hoadley
                                    John R. Hoadley
                                    Controller, Chief Accounting Officer
                                    Dated:  November 14, 2000