Form 10-K405
period 2000-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2001-04-02
CIK 1075415

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

For the Fiscal Year Ended December 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $134.9 million based on the $10.40 closing price per share for such stock on the New York Stock Exchange on March 23, 2001. For purposes of this calculation, 12,809,237 shares held by HRPT Properties Trust and an aggregate of 132,106 shares held directly or by affiliates of the trustees and executive officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares of Beneficial Interest, $0.01 par value ("Shares"), outstanding as of March 23, 2001: 25,916,100.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 10, 2001.

IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and concern our ability to successfully operate properties which we took back from financially troubled tenants, the possible expansion of our portfolio, the performance of our tenants and properties, our ability to make distributions, our policies and plans regarding investments, financings and other matters, our tax status as a real estate investment trust, our ability to appropriately balance the use of debt and equity and to access capital markets or other sources of funds and other statements or implications arising from such statements or otherwise referencing our intent, belief or expectations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include, without limitation, the status of the economy and the capital markets (including prevailing interest rates), compliance with and changes to regulations and payment policies within the health care industry, changes in financing terms, competition within the health care and senior housing industries, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identify other important factors that could cause such differences.

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

                                            SENIOR HOUSING PROPERTIES TRUST
                                             2000 FORM 10-K ANNUAL REPORT


                                                   Table of Contents

                                                        Part I
                                                                                                                  Page

Item 1.           Business................................................................................          1
Item 2.           Properties..............................................................................         30
Item 3.           Legal Proceedings.......................................................................         32
Item 4.           Submission of Matters to a Vote of Security Holders.....................................         32

                                                        Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters....................         33
Item 6.           Selected Financial Data.................................................................         34
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                         of  Operations...................................................................         35
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................         40
Item 8.           Financial Statements and Supplementary Data.............................................         40
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.............................................................         40

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 10, 2001, to be filed pursuant to Regulation 14A.

                                                        Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................         41

         References in this Annual Report on Form 10-K to the "Company," "Senior Housing," "we" or "us" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I

Item 1.  Business

         The Company. Senior Housing Properties Trust (the "Company," "Senior Housing," "we" or "us") is a Maryland real estate investment trust ("REIT") which invests in senior housing real estate, including apartment buildings for aged residents, assisted living facilities, congregate care communities and nursing homes. We were organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"), a REIT which now invests principally in office buildings. On October 12, 1999, HRPT distributed 13.2 million common shares of Senior Housing to HRPT shareholders (the "Spin-Off") to create Senior Housing as a separate public REIT. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 796-8350.

         As of December 31, 2000, we owned 86 properties located in 23 states. On that date our undepreciated carrying value of these properties, net of impairment losses, was $593.4 million.

                                      Number of               Undepreciated
Location of Properties by State       Properties             Carrying Value
-------------------------------       ----------             --------------
                                                             (in thousands)
Arizona                                      5                   $28,012
California                                   7                    48,991
Colorado                                     7                    27,805
Connecticut                                  3                    14,710
Florida                                      5                   131,990
Georgia                                      4                    12,308
Illinois                                     1                    36,742
Iowa                                         7                    11,377
Kansas                                       1                     1,320
Maryland                                     1                    33,080
Massachusetts                                5                    73,422
Michigan                                     2                     9,086
Missouri                                     2                     3,788
Nebraska                                    15                    13,437
New Jersey                                   1                    13,007
Ohio                                         1                     3,445
Pennsylvania                                 1                    15,598
South Dakota                                 3                     7,589
Texas                                        1                    12,410
Virginia                                     3                    57,666
Washington                                   1                     5,192
Wisconsin                                    8                    25,175
Wyoming                                      2                     7,245
                                            --                  --------
Total Investments                           86                  $593,395
                                            ==                  ========

         We believe that the aging of the United States population will increase the demand for existing senior apartments, congregate care communities, assisting living facilities and nursing homes and encourage development of new properties. Our basic business plan is to profit from this increasing demand in two ways. First, we intend to purchase additional properties and lease them at initial rents that are greater than our costs of acquisition capital. Second, we intend to structure leases that provide for periodic rental increases.

         Our current operating environment is challenging. Our historical investments have been approximately 50% in nursing homes and the nursing home industry has been financially devastated by Medicare payment reductions, increased governmental regulation, increasing amounts of tort litigation, rapid growth of the competing assisting living industry and tight capital markets. The current difficulties being faced by the nursing home industry have severely affected some of our tenants.

         Our present business plan contemplates investment in properties which offer four types of senior housing accommodations, including some properties that combine more than one type in a single building or campus.

         Senior Apartments. Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is usually restricted on the basis of age. Purpose built properties may have special function rooms, concierge services, high levels of security and assistance call systems for emergency use. Tenants at these properties who need healthcare or assistance with the activities of daily living are expected to contract independently for these services with homemakers or home healthcare companies.

         Congregate Communities. Congregate communities also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, a congregate community usually bundles several services as part of a regular monthly charge--for example, one or two meals per day in a central dining room, weekly maid service or a social director. Additional services are generally available from staff employees on a fee-for-service basis. In some congregate communities, separate parts of the property are dedicated to assisted living or nursing services.

         Assisted Living Facilities. Assisted living facilities are typically comprised of one bedroom suites which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times. Since the early 1990s there has been explosive growth in the number of purpose built assisted living facilities.

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

         During the past few years, nursing home owners and operators have faced two significant business challenges. First, the rapid expansion of the assisted living industry which started in the early 1990s has attracted a number of residents away from nursing homes. This was especially significant because the residents who chose assisted living facilities often previously had been the most profitable residents in the nursing homes. These residents required a lesser amount of care and were able to pay higher private rates rather than government rates.

         The second major challenge arose as a result of Medicare and Medicaid cost containment laws beginning in 1994, particularly 1997 federal legislation that required the Medicare program to implement a prospective payment program for various subacute services provided in nursing homes. Implementation of this Medicare prospective payment program began on July 1, 1998. Prior to the prospective payment program, Medicare generally paid nursing home operators based upon audited costs for services provided. The prospective payment system sets Medicare rates based upon government estimated costs of treating specified medical conditions. Although it is possible that a nursing home may increase its profit if it is able to provide quality services at below average costs, we believe that the effect of the new Medicare rate setting methodology has been and will be to reduce the profitability of Medicare services in nursing homes. This belief is based upon our observation of the impact of similar Medicare changes that were implemented for hospitals during the 1980s.

         Tenants. Our financial condition depends, in part, on the financial condition of our tenants.

         Marriott. About 65% of our current rents are received from Marriott International, Inc. and some of its subsidiaries ("Marriott"). Our properties leased to Marriott predominantly offer congregate care and assisted living services; and almost all of the revenues of these properties are paid by residents from private resources.

         We own 14 congregate care communities and assisted living facilities located in seven states with 4,137 units that are leased to Marriott. Marriott is a NYSE listed company whose major businesses are developing, operating and managing hotels, senior housing properties and time share resorts. The annual rent under this lease is currently approximately $30 million, which is 65% of our current total annual rent, and the lease provides for rent increases equal to 4.5% of increases in gross revenues of these properties. Marriott has guaranteed all of these lease obligations. Our historic investment in these properties is $325.5 million. The current lease expires in 2013, and Marriott has four all-or-none renewal options for five years each.

         The following table presents summary financial information of Marriott from its Annual Report on Form 10-K for the three years ended December 29, 2000.

          Summary Financial Information of Marriott International, Inc.
                                  (in millions)

                                       As of or for the year ended
                                ------------------------------------------
                                December 29,    December 31,    January 1,
                                     2000           1999           1999
                                ------------    ------------    ----------
Sales........................     $10,017          $8,739         $7,968
Net income...................         479             400            390
Total assets.................       8,237           7,324          6,233
Debt.........................       2,016           1,676          1,267
Equity.......................       3,267           2,908          2,570

         Other Tenants. As previously announced, two former large tenants, Integrated Health Services, Inc. ("IHS") and Mariner Post-Acute Network, Inc. ("Mariner"), which on a combined basis represented about 48% of our historical rents in 1999, filed for bankruptcy in early 2000. During 2000, we negotiated settlements with both of these lessees to surrender their leasehold interests to us and exchanged other consideration so that we can operate the properties for our own account under the Internal Revenue Code ("IRC") foreclosure property rules applicable to REITs.

         The leases for five nursing homes containing 762 beds that were previously operated by IHS were assumed by a subsidiary of HEALTHSOUTH Corporation ("HEALTHSOUTH"), a NYSE listed company which was a historical co-obligor under these leases. Our historic investment in these properties is $73.4 million. These leases expire on January 1, 2006, and total annual rent is approximately $10 million or 22% of our current total annual rent. The leases provide for annual rental increases equal to 3% of net patient revenues in excess of net patient revenues for the year ended May 31, 2000. These leases have renewal options, but we do not expect HEALTHSOUTH to exercise these options.

         We own one nursing home with 150 beds that is leased to a subsidiary of Genesis Health Ventures, Inc. ("Genesis"). Genesis is a publicly owned company whose major businesses are operating nursing homes, congregate care communities and assisting living facilities. The annual rent under this lease is $1.5 million, which is 3% of our current total annual rent, and the lease provides for annual rent increases of $13,000. Our historic investment in this property is $13 million. This lease expires in 2005, and Genesis has two renewal options for ten years each and one for five years. Genesis filed for bankruptcy on June 22, 2000, but has continued to pay rent to us for this nursing home at the contractual rate.

         In addition to the tenants described above, we currently lease seven nursing homes and assisted living facilities located in five states with 964 units to five separate private companies and one nursing home with 140 beds to IHS. These leases require total annual rent of $4.2 million. These leases are currently being paid according to their contractual terms, but as discussed below, some of these contracts with IHS and with former subtenants of now bankrupt tenants have recently been renegotiated.

         Lease Terms. Our leases are so called "triple net" leases which require the tenants to maintain our properties during the lease terms and to indemnify us for liability which may arise by reason of our ownership of the properties. Lease terms generally include the following:

         Maintenance and Alterations. Our tenants are required to maintain, at their expense, the leased properties in good order and repair, including structural and nonstructural maintenance. Except in the case of properties leased to Marriott, alterations and additions to any leased property which exceed threshold amounts may only be made with our prior consent. Any alterations or improvements made to any leased property during the terms of the leases become our property at the expiration of the lease, subject in some cases to our obligation to pay to the tenants unamortized costs. At the end of the leases, tenants are required to surrender the leased properties in substantially the same condition as existed on the commencement dates of the leases, subject to permitted alterations and subject to ordinary wear and tear.

         Assignment. Our consent is generally required for any assignment or sublease of our properties. In the event of a subletting, the initial tenant remains liable under the lease and all guarantees and other security remain in place.

         Environmental Matters. Our tenants are required, at their expense, to remove and dispose of any hazardous substance at the leased properties in compliance with all applicable environmental laws and regulations and to pay any costs we incur in connection with removal and disposal. Each tenant has indemnified us for any claims asserted as a result of the presence of hazardous substances at the leased property and from any violations or alleged violations of applicable environmental laws or regulations.

         Indemnification and Insurance. Each tenant has agreed to indemnify us from all claims arising from our ownership or their use of our properties. Each tenant is required to maintain insurance for our properties covering:

         o comprehensive general liability for damage to property or injury arising out of the ownership, use, occupancy or maintenance of the property;

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

         Damage, Destruction or Condemnation. If any of our properties is damaged by fire, or other casualty or is taken for a public use, we receive all insurance or taking proceeds and our tenants are required to pay any difference between the amount of proceeds and the historical investment by us or HRPT in the affected property. In the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our or HRPT's historical investment in the property.

         Events of Default.  Events of default include:

         o        the failure of the tenant to pay rent when due;

         o the failure of the tenant to perform terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice;

         o the occurrence of events of insolvency with respect to the tenant;

         o the failure of the tenant to maintain required insurance coverages; or

         o the revocation of any material license necessary for the tenant's operation of our property.

         Default Remedies. Upon the occurrence of any event of default, we may (subject to applicable law):

         o        terminate the affected lease and accelerate the rent;

         o terminate the tenant's rights to occupy and use the affected property, relet the property and recover from the tenant the difference between the amount of rent which would have been due under the lease and the rent received under the reletting;

         o make any payment or perform any act required to be performed by the tenant under its lease; and

         o require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

         Ground Lease Terms. The land underlying two of our properties is leased. Our leases require the tenants to pay and perform all obligations arising under these ground leases. These ground leases terminate in 2079 and 2086. The annual rents payable under these ground leases in 2000 totaled approximately $140,100. If our tenants fail to pay the applicable ground rent, we may have to do so in order to protect our investment in these properties.

         Foreclosure Properties. At the beginning of 2000, we leased 27 nursing homes, including three with some adjacent senior apartments, located in nine states and had mortgage investments secured by 12 nursing homes in three states all of which were operated by IHS. IHS stopped paying rent and debt service to us in January 2000 and filed for bankruptcy on February 2, 2000. After the IHS bankruptcy we negotiated a settlement of IHS' obligations to us as follows: IHS surrendered to us its leasehold for 26 of our properties, IHS gave us deeds in lieu of foreclosure for 11 of the 12 properties which we had mortgage financed, IHS gave us deeds to nine nursing homes (including one of which was closed) and various parcels of land which it had owned debt free and IHS paid us some of our rental arrearages. In exchange, we released IHS from its obligations for the 26 surrendered leaseholds and the 11 mortgaged properties, we released our mortgage for one property which was retained by IHS and the rent for one of our properties which IHS continues to operate was lowered and the lease term extended for a new 10 year period. This settlement was approved by the Bankruptcy Court on July 7, 2000, with an effective date of July 1, 2000.

         At the beginning of 2000, we also leased 26 nursing homes to Mariner, four of which were subleased to other nursing home operators. On January 18, 2000, Mariner filed for bankruptcy, but continued to pay its rent to us. We negotiated a settlement agreement with Mariner whereby Mariner forfeited a $15 million cash security deposit, 1,000,000 common shares of HRPT, 100,000 of our common shares and their leasehold interest in 17 of the nursing homes. The 1,000,000 HRPT shares and 100,000 of our shares were previously pledged to us to secure Mariner's lease obligations. We became direct lessors of the four subleased properties and deeded five nursing homes to Mariner. This settlement agreement was approved by the Bankruptcy Court on June 29, 2000, with an effective date of July 1, 2000.

         As a result of these two lease termination and foreclosure situations, we took over the operations of 57 nursing homes and one vacant nursing home on July 1, 2000. Under applicable IRC provisions, within 90 days of taking over the properties after foreclosures and lease terminations, a REIT is required to engage an independent third party manager to manage the properties. See "Federal Income Tax Considerations - REIT Qualification Requirements." We hired Five Star Quality Care, Inc. ("Five Star") to manage the properties. Five Star is a newly formed entity owned by Gerard M. Martin and Barry M. Portnoy, our Managing Trustees. Until we receive licenses and provider agreements, IHS and Mariner remain ultimately responsible under their licenses for the facilities' operations with Five Star as a submanager, and the net profit or loss is reflected as Other Real Estate Income in our Consolidated Statements of Income. As of April 2, 2001, we have received all licenses required to operate 50 of the 57 affected nursing homes.

Investment Policies

         Our investment policies are established by our Board of Trustees and may be changed by the Board of Trustees at any time without shareholder approval.

         Acquisitions. Our present investment goals are to acquire additional senior apartments, congregate care communities, assisted living facilities and nursing homes, primarily for income and secondarily for their appreciation potential. In making acquisitions, we will consider a range of factors including:

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

         We intend to acquire properties which will enhance the diversity of our portfolio with respect to tenants, types of services provided and locations. However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

         Form of Investments. We prefer wholly-owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

         Other Types of Real Estate. During the past year we have on several occasions considered investing in real estate different from senior housing properties. We have focused upon purpose built specialized real estate which is triple net leased for long terms. To date we have not made any such investments, but we may continue to explore such alternative investments.

         Completed   Acquisitions.   During  2000  we  completed  only  one  new
investment, as follows:

         When we began operations as a separate public company in October 1999, HRPT transferred substantially all of its senior housing investments to us. At that time, we entered a transaction agreement with HRPT which, in part, governs future potential competition between us and HRPT. By its terms, the transaction agreement does not apply to several mortgage receivables secured by senior housing properties which were retained by HRPT. During 2000, one of these mortgages with a principal balance of $2.4 million went into default and HRPT foreclosed. Although it may not have been required to do so under the specific terms of the transaction agreement, HRPT offered to sell this property to us; and in October 2000 we purchased from HRPT this 90-bed assisted living facility in California for its appraised value of $2.3 million.

Disposition Policies

         From time to time we consider the sale of one or more properties. Disposition decisions are made based on a number of factors including the following:

         o        the proposed sale price;

         o the strategic fit of the property with the rest of our portfolio;

         o potential opportunities to increase revenues by reinvesting sale proceeds;

         o the potential for, or the existence of, any environmental or regulatory problems affecting a particular property;

         o        our capital needs; and

         o the requirements for our continued qualification as a REIT under the IRC.

         On October 31, 2000, we sold four independent living properties previously leased to Brookdale Living Communities, Inc. ("Brookdale") for $123 million. HRPT acquired these properties in December 1996 and May 1997 for a total investment of $101.9 million. Proceeds from the sale were used to reduce amounts outstanding under our bank credit facility. We decided to sell these properties because of the attractive sales price and because of a change in Brookdale's business plan.

         In addition, on February 24, 2000, we sold three nursing homes previously leased to Sun Healthcare Group, Inc. ("Sun") and sublet to The Frontier Group, Inc. ("Frontier") for $13 million. Both Sun and Frontier filed for bankruptcy in 1999. After applying the proceeds to various professional fees incurred and rental arrearages, a nominal gain was recorded from the sale. We used the net proceeds from the sale to reduce amounts outstanding on our bank credit facility. We decided to sell these properties because we were unable to locate an acceptable new tenant after Sun and Frontier defaulted.

         As explained above, we assumed nursing home operations at 57 properties as a result of lease terminations and foreclosures arising from two tenant bankruptcies in 2000. Under applicable IRC REIT provisions, we are required to dispose of these operations within three years, subject to extension periods for up to an additional three years. As these operations are stabilized we expect to offer these properties for lease or sale or to otherwise separate these operations from our continuing qualified REIT business activities.

Financing Policies

         We have a $270 million bank credit facility. The facility requires payment of interest only at LIBOR plus a premium until maturity on September 15, 2002. Outstanding borrowings under the facility were $97 million at December 31, 2000. The bank credit facility capacity was reduced from $350 million to $270 million upon our sale of the four properties in October 2000, which were part of the collateral security for this facility. This bank credit facility is secured by first mortgages upon, and a collateral assignment of leases for, the 14 Marriott properties. This bank credit facility has several covenants typically found in revolving loan facilities including covenants to maintain a minimum net worth and minimum collateral value and which prohibit us from incurring debt in excess of 60% of our total capital.

         We may use our bank credit facility to fund acquisitions and for working capital. Periodically, we expect to repay amounts drawn under the bank credit facility with proceeds of equity and long term debt offerings. Our organizational documents do not limit the amount of indebtedness we may incur. At present we expect to maintain a capital structure in which our debt will not exceed 60% of our total capital. We will consider future equity offerings when, in our judgment, doing so will improve our capital structure without materially adversely affecting the market value of our shares. Unless we achieve an investment grade rating at some future date, we expect that the least costly debt capital available to us will be secured debt and that most of our debt will be secured. In the future, we may modify our current financing policies in light of then current economic conditions, relative costs of debt and equity capital, acquisition opportunities and other factors; and our intended ratio of debt to total capital may change.

Policies with Respect to Other Activities

         We operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. Except for the possible acquisition of other REITs, we do not currently intend to invest in the securities of other companies for the purpose of exercising control, to underwrite securities of other companies or to trade actively in loans or other investments.

         We may make investments other than as previously described. We have authority to repurchase or otherwise reacquire our shares or other securities we issue and may do so in the future. In the future, we may issue shares or other securities in exchange for property. Also, although we have no current intention to do so, we may make loans to third parties, including to our trustees and officers and to joint ventures in which we participate.

Our Investment Advisor and Other Operating Arrangements

         We have no employees. Services which would be provided to us by employees are provided by our investment advisor, REIT Management & Research, Inc. ("RMR"). RMR is a Delaware corporation owned by Gerard M. Martin and Barry
M. Portnoy. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John C. Popeo, Treasurer, and Evrett W. Benton, John A. Mannix, David M. Lepore, Thomas M. O'Brien and Jennifer B. Clark, Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our Managing Trustees, and David J. Hegarty is one of our officers.

         As noted above, IRC REIT provisions require that we engage an independant contractor to manage the nursing home operations which we assumed as a result of our settlements with bankrupt former tenants. We have engaged Five Star as our manager for these nursing homes. Five Star is a Delaware corporation owned by

Gerard M. Martin and Barry M. Portnoy, our Managing Trustees. The Directors of Five Star are Gerard M. Martin and Barry M. Portnoy. The officers of Five Star are Evrett W. Benton, President, Rosemary Esposito, Vice President and Chief Operating Officer, David J. Hegarty, Acting Treasurer, Gretchen A. Holtz, Maryann Hughes, Larry W. Smith and Beth S. Witte, Vice Presidents and John R. Hoadley, Controller.

         IHS was unable or unwilling to pay us in money for the damages we incurred as a result of its lease terminations and mortgage defaults. As part of the settlement approved by the IHS Bankruptcy Court, IHS delivered to us title to nine nursing homes which it previously owned debt free in partial satisfaction of our claims against IHS. Because we did not own or mortgage these properties prior to the IHS bankruptcy, these properties were not foreclosure properties as defined in applicable IRC regulations. Accordingly, we created new subsidiaries to take title to these properties and assume these operations, which subsidiaries were 99% beneficially owned by us with no voting control and 0.5% beneficially owned with 50% voting control by each of our Managing Trustees, Gerard M. Martin and Barry M. Portnoy. Effective January 1, 2001, the IRC laws concerning permissible REIT activities were changed and we acquired 100% ownership interests of these entities from Messrs. Martin and Portnoy at their cost, and these nursing homes are now owned by our taxable REIT subsidiaries and managed for us by Five Star. The same ownership arrangements were used by us for the 90-bed assisted living facility which we acquired from HRPT during 2000.

Employees

         As of March 23, 2001, we had no employees. RMR, which administers our day-to-day operations, had about 200 full-time employees. As of that date, Five Star had approximately 7,000 employees, including approximately 75 in its headquarters and regional offices and approximately 6,900 in the nursing homes which it manages for us.

Regulation and Reimbursement

         Our own and our tenants' operations of our properties must comply with numerous federal, state and local statutes and regulations. The health care industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Government Regulations and Rate Setting

         Senior Apartments. Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents' private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may purchase and lease some subsidized senior apartment properties, we do not expect these investments to be a major part of our future business, and today we own no senior apartments where rent subsidies are applicable.

         Congregate Communities. We understand that generally government benefits are not available to congregate communities and the resident charges in these properties are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential facilities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include congregate facilities and assisted living properties. Because congregate communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition  to  complying  with  land use and life  safety
requirements. In many states, congregate communities are licensed by state health departments, social service agencies, or offices on aging with jurisdiction over group residential facilities for seniors. To the extent that congregate communities maintain units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the facilities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate congregate communities in which residents pay entrance fees or prepay other costs.

         Assisted Living. According to the National Academy for State Health Policy, by June 2000, 38 states provided Medicaid payments for residents in some assisted living properties under waivers granted by the Health Care Finance Administration of the U.S. Department of Health and Human Services or under Medicaid state plans, and eight other states were planning some Medicaid funding by implementing assisted living pilot programs or demonstration projects. Because rates paid to assisted living property operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at and physical conditions of the participating properties. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for nursing homes.

         In light of the large number of states using Medicaid to purchase services at assisted living properties and the growth of assisted living, a majority of states have adopted licensing standards applicable to assisted living facilities. The National Academy for State Health Policy reported in July 2000 that 29 states had implemented licensing standards specifically for assisted living. Eighteen states have revised their licensing regulations since June 1998, and 25 states reported they were drafting or revising their regulations in 2000. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Some state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, the National Academy for State Health Policy found that nine states require certificates of need from state health planning authorities before new assisted living properties may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living properties that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living properties located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living properties may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

         Two federal government studies provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. In April 1999, the General Accounting Office issued a report to the Senate Special Committee on Aging on consumer information and quality of care issues in assisted living facilities in four states and found a variety of residential settings serving a wide range of resident health and care needs. The GAO found that consumers often receive insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The GAO anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and is expected to result in additional reports on the assisted living industry, including reports on quality of care and financing. A report by the National Academy for State Health Policy in 1998, a 1999 national survey of assisted living facilities and a June 2000 report on residents leaving assisted living, are part of this second study. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations; and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that with the absence of federal standards, the states' policies will continue to vary widely.

         Nursing Homes. About 58% of all nursing home revenues in the U.S. in 1998 came from government Medicare and Medicaid programs, including about 46% from Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home owners to spend money for capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over extended useful lives of the improvements. However, under the Medicare prospective payment system, PPS, which began being phased in for cost reporting years starting on or after July 1, 1998, capital costs are part of the prospective rate and are not facility specific. Medicare PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services. At the same time federal enforcement and oversight of nursing homes is increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including several of our tenants. In December 2000, Congress provided some relief by providing limited increases to Medicare PPS rates.

         The federal Health Care Financing Administration, HCFA, has begun to implement an initiative to increase the effectiveness of Medicare/Medicaid nursing facility survey and enforcement activities. HCFA's initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and HCFA's July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, HCFA's Office of Inspector General issued several reports concerning quality of care in nursing homes, and the GAO issued reports in 1999 and 2000 which recommended that HCFA and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. In 1998, 1999 and 2000, the Senate Special Committee on Aging held hearings on these issues. HCFA is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare/Medicaid standards and to identify chain-operated facilities with patterns of noncompliance. HCFA is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition HCFA has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results for each nursing home are being posted on the internet. In 2000, HCFA issued a report on its study linking nursing staffing levels with quality of care, and HCFA is assessing the impact that minimum staffing requirements would have on facility costs and operations. Federal efforts to target fraud and abuse and violations of anti-kickback laws by Medicare and Medicaid providers have also increased. In March 2000, the HHS Office of Inspector General issued compliance guidelines for nursing facilities, to assist them to develop voluntary compliance programs to prevent fraud and abuse. Also, new HCFA rules governing the use and disclosure of individually identified health information are currently scheduled to become final in 2001 and to require compliance in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning our or any of our tenants' license or eligibility for Medicare or Medicaid reimbursement or compliance with applicable federal or state regulations could adversely affect our finances or our Tenant's ability to pay rent.

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

         A number of legislative proposals that would affect major reforms of the health care system have been introduced in Congress, such as additional Medicare and Medicaid reforms and cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

Competition

         We compete with other real estate investment trusts. We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in real estate. Some of these competitors have resources that are greater than ours and have lower costs of capital.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

         o a bank, life insurance company, regulated investment company or other financial institution;

         o        a broker or dealer in securities or foreign currency;

         o        a person  who has a  functional  currency  other than the U.S.
                  dollar;

         o a person who acquires our shares in connection with employment or other performance of services;

         o        a person subject to alternative minimum tax;

         o a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, or conversion transaction; or

         o except as specifically described in the following summary, a tax-exempt entity or a foreign person.

         The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not sought a ruling from the IRS with respect to any matter described in this summary other than the one private ruling request summarized below in respect of our taxable REIT subsidiaries, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" for federal income tax purposes is:

         o a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

         o a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations;

         o an estate the income of which is subject to federal income taxation regardless of its source; or

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

Taxation as a REIT

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1999. Our REIT election, assuming continuing compliance with the qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 and 2000 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

         o        We  will  be  taxed  at   regular   corporate   rates  on  any
                  undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

         o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

         o If we have net income from the sale or other disposition of our "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this net income from foreclosure property at the highest regular corporate rate, which is currently 35%. We estimate there will be no federal income tax liability for foreclosure property income for 2000.

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

         o As explained below, effective for our taxable year 2001 and thereafter, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be taxed on its net income as a C corporation that is separate from us, and will be subject to limitations on the deductibility of interest expense paid to us. If it is determined that transactions between and among us, our tenants, and our taxable REIT subsidiaries are not at arm's length we will be subject to a 100% tax on redetermined rents, deductions and excess interest expense.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will not pay federal income tax except to the extent of taxes due on "taxable REIT subsidiary" income, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible by us, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2000, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends received from the REIT.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships. Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation for federal tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Taxable REIT Subsidiaries. Effective for taxable year 2001 and thereafter, we are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

          (1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

          (2)  join with us in making a taxable REIT subsidiary election;

          (3) not directly or indirectly operate or manage a lodging facility or a health care facility; and

          (4) not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility.

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries, if any, have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can undertake third-party management and development activities and activities not related to real estate.

         Restrictions are imposed on taxable REIT subsidiaries so as to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

         In our 2000 taxable year, we took title to several healthcare facilities, valued in the aggregate at less than $9 million, through corporate subsidiaries in which we owned 99% of the outstanding common stock, all of which was nonvoting, and in which individual shareholders owned 1% of the outstanding common stock, all of which was voting. We could not take direct title to these particular facilities and operate them under the "foreclosure property" rules discussed below, because the facilities were not leased by or mortgaged to us at the time of our tenant-mortgagor's default. Nor could we lease these facilities on suitable terms because of distressed market conditions. Accordingly, our 99% subsidiaries took title to these particular facilities and retained an independent contractor to oversee the day-to-day operation and management of the facilities. Although there can be no assurance in this regard, we believe that these 99% subsidiaries' ownership and operational structure during our 2000 taxable year satisfied the then applicable REIT asset tests discussed below, because we never owned more than 10% of the voting securities of the 99% subsidiaries. As of January 1, 2001, we acquired 100% ownership of the formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election for these subsidiaries effective January 1, 2001. These subsidiaries continue to retain the independent contractor to oversee the day-to-day operation and management of their healthcare facilities. We have submitted a private letter ruling request to the IRS to confirm that these subsidiaries comply with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary.

         In the event that the IRS rules that these subsidiaries are ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would be qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code because we own 100% of them and they are not properly classified as taxable REIT subsidiaries. As our qualified REIT subsidiaries, the gross income from the subsidiaries' healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% gross income test and the 95% gross income test discussed below. Although there can be no assurance in this regard, in the event of an adverse IRS determination on our private letter ruling request, we expect either that we will be able to satisfy the 75% and 95% gross income tests in spite of the additional nonqualifying income imputed to us, or that we will make alternate arrangements in a timely manner--for example, a lease of the healthcare facilities--whereby the healthcare facilities will yield us qualifying income under the 75% and 95% gross income tests or otherwise not hinder us in meeting the federal income tax requirements for REIT qualification described in this summary.

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

         o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, or 10% or more by value of HRPT Properties Trust's shares for so long as HRPT Properties Trust owns 10% or more by value of us, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

         o For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

         o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined
                  in  Section   512(b)(3)  of  the  Internal

                  Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

         o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

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

         In our 2000 taxable year, we reduced to possession several healthcare facilities, including both the real property and the incidental personal property at these facilities, in each case after a default or imminent default on either a loan secured by the facility or a lease of the facility. In the absence of "foreclosure property" treatment under Section 856(e) of the Internal Revenue Code, gross operating income from these repossessed facilities would not qualify under the 75% and 95% gross income tests, and would likely disqualify us from being a REIT. As foreclosure property, however, gross operating income from our repossessed facilities will qualify under the 75% and 95% gross income tests. Further, any gain we recognize on the sale of foreclosure property, plus any income we receive from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by our expenses directly connected with the production of those items of income, will be subject to tax at the maximum corporate rate, currently 35%.

         We believe that we are eligible, pursuant to Section 856(e) of the Internal Revenue Code, to treat our repossessed facilities as "foreclosure property," and we intend to make an election to that effect with our 2000 federal income tax return. However, a repossessed facility's status as foreclosure property will cease upon the earlier of:

         o the end of our 2003 taxable year, unless an extension is granted by the Secretary of the Treasury;

         o the date we begin to lease the facility on terms that give rise to income that does not qualify under the 75% gross income test, or the date we begin to receive or accrue income pursuant to a lease, directly or indirectly, that does not qualify under the 75% gross income test;

         o the first day after repossession on which construction takes place, other than completion of a building or other improvement where more than 10% of the construction was completed before our tenant's or debtor's default became imminent; or

         o the first day more than 90 days after repossession that we do not retain an independent contractor, from whom we do not derive or receive any income, to operate the facility on our behalf.

We have retained an independent contractor from whom we do not derive or receive any income to oversee the day-to-day operation of our repossessed facilities, and although there can be no assurance in this regard, we believe that our repossessed facilities have qualified, and will continue to qualify, as foreclosure property under Section 856(e) of the Internal Revenue Code. Accordingly, we believe that gross operating income from these repossessed facilities has qualified, and will continue to qualify, under the 75% and 95% gross income tests.

         Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

         o own our assets for investment with a view to long-term income production and capital appreciation;

         o engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

         o make occasional dispositions of our assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year under certain relief provisions. Even if these relief provisions did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

         o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

         o For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

Prior to our 2001 taxable year, the preceding 90% percentages were 95%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and if the dividend is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         If we do not have enough cash or other liquid assets to meet the 95% or 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing or sell properties to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

         The initial tax bases and depreciation schedules for our assets we held immediately after we ceased to be wholly-owned by HRPT Properties Trust depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the Internal Revenue Code. We believe that
Section 351(a) treatment was appropriate. Therefore, we carried over HRPT Properties Trust's tax basis and depreciation schedule in each of the assets, and to the extent that HRPT Properties Trust recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets. In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT Properties Trust in the deemed exchange, and we will depreciate these tax bases in the same manner as we depreciate newly purchased assets. We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code, and we will perform all our tax reporting accordingly. We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange is an exchange under Section 351(a) of the Internal Revenue Code. We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.

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

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a so-called "disqualified leaseback agreement" rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the annual distribution requirement. Disqualified leaseback agreements include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Treasury regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts or upon changes in a reasonable price index. Therefore, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts or changes in a reasonable price index generally should not cause the leases to be disqualified leaseback agreements under Section 467.

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

         In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

         (1) we will be taxed at regular corporate capital gains tax rates on retained amounts;

         (2) each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

         (3) each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay;

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay; and

         (5) both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

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

Taxation of Tax-Exempt Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code.

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

         o        the REIT is "predominantly held" by tax-exempt pension trusts;
                  and

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

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

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

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under prior Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encouraged non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

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

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above. For example, if a state has not updated its REIT taxation provisions to permit taxable REIT subsidiaries, then our use of a taxable REIT subsidiary may disqualify us from favorable taxation as a REIT in that state.

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

         Each class of our shares, that is, our common shares and any class of preferred shares that we may issue, must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

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

Item 2.  Properties

         At December 31, 2000, we had real estate investments totaling $593.4 million, at cost and after an impairment loss write-down, in 86 properties that were leased to tenants or operated for our account by Five Star. At December 31, 2000, 14 properties with an aggregate cost of $325.5 million were mortgaged to secure our bank credit facility.

         The following table summarizes some information about our properties as of December 31, 2000. All dollar amounts are in thousands. See "Item 1. Business."

                                                                           Built/                                 Invest
Location                                   Property Type                Renovated(1)        Units/Beds(2)        -ment(3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
Triple Net Leases:

Marriott International, Inc.
Scottsdale, AZ                             Assisted Living                  1990                  148               $9,877
Sun City, AZ                               Assisted Living                  1990                  149               11,916
Laguna Hills, CA                           Congregate Care                  1991                  403               31,791
Boca Raton, FL                             Congregate Care                  1999                  372               44,836
Deerfield Beach, FL                        Congregate Care                  1986                  288               16,935
Fort Myers, FL                             Congregate Care                  1987                  470               23,905
Palm Harbor, FL                            Congregate Care                  1992                  319               33,863
Port St. Lucie, FL                         Assisted Living                  1993                  128               12,451
Arlington Heights, IL                      Congregate Care                  1986                  363               36,742
Silver Spring, MD                          Congregate Care                  1992                  501               33,080
Bellaire, TX                               Assisted Living                  1991                  145               12,410
Arlington, VA                              Congregate Care                  1992                  421               18,889
Charlottesville, VA                        Congregate Care                  1991                  316               29,829
Virginia Beach, VA                         Assisted Living                  1990                  114                8,948
                                                                                           ----------------    --------------
                                                                                                4,137              325,472
HEALTHSOUTH Corporation
Boston, MA                                 Nursing Home                     1985                  201               24,978
Hyannis, MA                                Nursing Home                     1982                  142                8,292
Middleboro, MA                             Nursing Home                     1987                  124               17,523
North Andover, MA                          Nursing Home                     1985                  122                3,860
Worcester, MA                              Nursing Home                     1990                  173               18,769
                                                                                           ----------------    --------------
                                                                                                  762               73,422
Integrated Health Services, Inc. (4)
Canonsburg, PA                             Nursing Home                     1990                  140               15,598
                                                                                           ----------------    --------------
                                                                                                  140               15,598
Genesis Health Ventures, Inc./
Multicare Companies, Inc. (4)
Burlington, NJ                             Nursing Home                     1994                  150               13,007
                                                                                           ----------------    --------------
                                                                                                  150               13,007
Private Company Tenants
Fresno, CA                                 Nursing Home                     1985                  180                3,503
Grove City, OH                             Nursing Home                     1965                  200                3,445
St. Joseph, MO                             Nursing Home                     1976                  120                1,333
Huron, SD                                  Nursing Home                     1977                  163                3,256
Huron, SD                                  Assisted Living                  1968                   59                1,014
Sioux Falls, SD                            Nursing Home                     1979                  139                3,319
Seattle, WA                                Nursing Home                     1964                  103                5,192
                                                                                           ----------------    --------------
                                                                                                  964               21,062

                                                                           Built/                                 Invest
Location                                   Property Type                Renovated(1)        Units/Beds(2)        -ment(3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
Properties Managed by Five Star:

Phoenix, AZ                                Nursing Home                     1984                  127                3,185
Yuma, AZ                                   Nursing Home                     1984                  128                2,326
Yuma, AZ                                   Congregate Care                  1984                   80                  708
Arleta, CA                                 Assisted Living                  1976                   90                2,300
Lancaster, CA                              Nursing Home                     1994                   99                3,488
Stockton, CA                               Nursing Home                     1991                  116                3,136
Thousand Oaks, CA                          Nursing Home                     1970                  124                3,454
Van Nuys, CA                               Nursing Home                     1984                   58                1,319
Canon City, CO                             Nursing Home/ Senior
                                           Apartments                       1984                   85                3,008
Colorado Springs, CO                       Nursing Home                     1996                  100                2,450
Delta, CO                                  Nursing Home                     1978                   90                3,737
Grand Junction, CO                         Nursing Home                     1986                   96                4,408
Grand Junction, CO                         Nursing Home                     1995                   82                3,905
Lakewood, CO                               Nursing Home                     1985                  175                4,721
Littleton, CO                              Nursing Home                     1965                  230                5,576
Cheshire, CT                               Nursing Home                     1971                  140                3,747
New Haven, CT                              Nursing Home                     1971                  150                5,716
Waterbury, CT                              Nursing Home                     1974                  150                5,247
College Park, GA                           Nursing Home                     1985                  100                3,025
Dublin, GA                                 Nursing Home                     1968                  130                4,504
Glenwood, GA                               Nursing Home                     1972                   62                1,742
Marietta, GA                               Nursing Home                     1973                  109                3,037
Clarinda, IA                               Nursing Home                     1968                  117                1,823
Council Bluffs, IA                         Nursing Home                     1963                   62                1,217
Mediapolis, IA                             Nursing Home                     1973                   62                2,121
Des Moines, IA                             Nursing Home                     1997                   93                  750
Glenwood, IA                               Nursing Home                     1982                  128                2,420
Pacific Junction, IA                       Nursing Home                     1978                   12                  343
Winterset, IA                              Nursing Home/ Senior
                                           Apartments                       1995                   99                2,703
Ellinwood, KS                              Nursing Home                     1972                   55                1,320
Farmington, MI                             Nursing Home                     1991                  153                4,156
Howell, MI                                 Nursing Home                     1985                  176                4,930
Tarkio, MO                                 Nursing Home                     1996                   95                2,455
Ainsworth, NE                              Nursing Home                     1995                   50                  445
Ashland, NE                                Nursing Home                     1996                  101                1,851
Blue Hill, NE                              Nursing Home                     1996                   68                1,119
Campbell, NE (5)                           Nursing Home                     1969                   45                   --
Central City, NE                           Nursing Home                     1999                   70                  940
Columbus, NE                               Nursing Home                     1978                   48                  650
Edgar, NE                                  Nursing Home                     1995                   54                  139
Exeter, NE                                 Nursing Home                     1972                   56                  630
Grand Island, NE                           Nursing Home                     1996                   74                1,934
Gretna, NE                                 Nursing Home                     1995                   63                  940
Lyons, NE                                  Nursing Home                     1974                   82                  810
Milford, NE                                Nursing Home                     1970                   60                  904
Sutherland, NE                             Nursing Home                     1995                   62                1,270
Utica, NE                                  Nursing Home                     1988                   41                  590

                                                                           Built/                                 Invest
Location                                   Property Type                Renovated(1)        Units/Beds(2)        -ment(3)
---------------------------------------    ----------------------     ----------------     ----------------    --------------
Waverly, NE                                Nursing Home                     1995                   51                1,215
Brookfield, WI                             Nursing Home                     1995                  226                6,145
Clintonville, WI                           Nursing Home                     1965                   68                1,761
Clintonville, WI                           Nursing Home                     1969                  107                1,747
Madison, WI                                Nursing Home                     1987                   73                1,887
Milwaukee, WI                              Nursing Home                     1983                  215                4,160
Milwaukee, WI (6)                          Nursing Home                     1997                   --                  307
Pewaukee, WI                               Nursing Home                     1969                  237                3,416
Waukesha, WI                               Nursing Home                     1995                  105                5,752
Laramie, WY                                Nursing Home                     1986                  144                4,022
Worland, WY                                Nursing Home/ Senior
                                           Apartments                       1996                   87                3,223
                                                                                           ----------------    --------------
                                                                                                5,760              144,834
                                                                                           ----------------    --------------
Total Portfolio                                                                                11,913             $593,395
                                                                                           ================    ==============

(1)  The dates  presented are the later of the date of original  construction  or the date of substantial  renovation as evidenced by capital expenditures in excess of 20% of the investment shown in the last column.
(2)  Units/beds are a customary measure of property values used in the senior housing industry.
(3)  Represents  Senior Housing's costs before  depreciation  and, in some cases, is net of impairment loss write-downs.
(4)  Tenant in bankruptcy proceedings.
(5)  Five Star is currently operating for our account one leased property in Campbell, NE which was transferred to us by
     IHS during 2000.  This property is leased from a  municipality  through  2006.  No rent is paid for this  property, except a $3,000/month replacement reserve.
(6)  This facility was closed in November 2000 and is expected to be sold in 2001.

Item 3.  Legal Proceedings

         In the ordinary course of business we are and may become involved in legal proceedings. We are not aware of any pending or threatened legal proceedings affecting us or any of our properties the outcome of which we expect to have a material impact upon us.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our Shares began trading on the New York Stock Exchange (symbol: SNH) on October 12, 1999. The following table sets forth for the periods indicated the high and low closing sale prices for our Shares as reported in the New York Stock Exchange Composite Transactions reports.

                           2000                     High               Low
                           ----                     ----               ---
Fourth Quarter...............................     $10.31              $8.81
Third Quarter................................       9.56               7.94
Second Quarter...............................      10.25               7.33
First Quarter................................      13.56               8.19

                           1999
                           ----
Fourth Quarter 1999 (from October 12, 1999)        16.31              11.06

         The closing price of our Shares on the New York Stock Exchange on March 23, 2001, was $10.40.

         As of March 23, 2001, there were approximately 4,365 record holders of our Shares, and we estimate that as of that date there were in excess of 77,000 beneficial owners of our Shares.

         The following table sets forth the amount of distributions paid and payable in 2000 and 1999 and the respective annualized rates.

                                              Common           Annualized
                                           Distribution          Common
                        Date Paid            Per Share       Distribution Rate
                        ---------            ---------       -----------------

                           2000
                           ----
January 24, 2001......................        $0.30                $1.20
November 21, 2000.....................         0.30                 1.20
August 24, 2000.......................         0.30                 1.20
May 25, 2000..........................         0.30                 1.20
February 24, 2000.....................         0.60                 2.40

                           1999
                           ----
November 22, 1999.....................         0.60                 2.40


A distribution of $0.30 per Share, or $1.20 per Share on an annualized rate, was declared in December 2000 and paid in January 2001. This distribution is included in the foregoing table as a 2000 distribution. The 2000 distributions are classified for tax purposes as 12.95% ordinary income and 87.05% capital gain (of which, 30.1% was unrecaptured depreciation). The 1999 distribution was classified as 100% ordinary income.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the IRC, we are required to make distributions to shareholders which equal annually at least 90% (2000 and prior, 95%) of our taxable income. All distributions are made at the discretion of our Board of Trustees. Our Board of Trustees determines the amounts of distributions based upon our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant.

Item 6.  Selected Financial Data

         Set forth below is selected financial data for the periods and dates indicated. Prior to October 12, 1999, we and our properties were owned by HRPT. The following data is presented as if we were a separate entity from HRPT for all periods. This financial data has been derived from HRPT's historical financial statements for periods prior to October 12, 1999. Per share data has been presented as if our shares were outstanding for all periods prior to October 12, 1999. The following table includes pro rata allocations of HRPT's interest expense and general and administrative expenses for periods prior to October 12, 1999. In the opinion of our management, the methods used for allocating interest and general and administrative expenses are reasonable. However, it is impossible to estimate all operating costs that we would have incurred as a public company separate from HRPT. Accordingly, the net income and funds from operations shown are not necessarily indicative of results that we would have realized as a separate company. Additionally, year to year comparisons are impacted by property acquisitions during historical periods. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

Income Statement Data:                                                  Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                     2000          1999           1998           1997           1996
                                                 ----------------------------------------------------------------------
Total revenues (1)                                 $75,522       $90,790         $88,306       $84,171         $70,442
Income before gain on sale of
  properties (2)                                    31,022        14,834          46,236        44,723          36,441
Net income (3)                                      58,437        14,834          46,236        44,723          36,441
Funds from operations (4)                           47,638        67,091          64,533        62,549          51,824
Distributions                                       46,722        15,601              --            --              --

Weighted average shares outstanding                 25,958        26,000          26,000        26,000          26,000

Per share:
   Income before gain on sale of
      properties (2)                                 $1.20         $0.57           $1.78         $1.72           $1.40
   Net income (3)                                     2.25          0.57            1.78          1.72            1.40
   Funds from operations (4)                          1.84          2.58            2.48          2.41            1.99
   Distributions                                      1.80          0.60              --            --              --
Balance Sheet Data:                                                        At December 31,
                                                 ----------------------------------------------------------------------
                                                     2000          1999           1998           1997           1996
                                                 ----------------------------------------------------------------------
Real estate properties, at cost                   $593,395      $708,739        $732,393      $720,987        $692,034
Real estate mortgages receivable, net                   --        22,939          37,826        38,134          38,270
Total assets                                       530,573       654,000         686,296       692,586         679,201
Total indebtedness                                  97,000       200,000              --            --              --
Total shareholders' equity                         422,310       409,406         642,069       646,938         664,492

(1)  Includes a gain on foreclosures and lease terminations of $7.1 million ($0.27 per share) in 2000.
(2)  Includes a gain on foreclosures  and lease  terminations of $7.1 million ($0.27 per share ) and $3.5 million ($0.14 per share) of non-recurring  expenses related to the foreclosures and lease terminations in 2000, and an impairment loss write-down and loan loss reserve totaling $30 million ($1.15 per share) in 1999.
(3)  Includes a gain on sale of properties of $27.4 million ($1.06 per share) in 2000.
(4)  Funds from operations or "FFO," is defined in the "Management's  Discussion and Analysis of Financial Condition and
     Results of Operations" on the next page.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the consolidated financial statements included as Item 14 of this Annual Report on Form 10-K.

         This discussion includes references to Funds from Operations ("FFO"). FFO is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary and non-recurring items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The way we calculate FFO may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

RESULTS OF OPERATIONS

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000, were $75.5 million, compared to total revenues of $90.8 million for the year ended December 31, 1999. Rental income decreased by $20.5 million and interest and other income decreased by $4.4 million. These decreases are the result of the tenant bankruptcies and the sale of properties during 2000. Included in total revenues for the year ended December 31, 2000, is Other Real Estate Income of $2.5 million, which represents the net operating income from nursing home operations that we assumed as of July 1, 2000. Also included in total revenues for the year ended December 31, 2000, is a gain on foreclosures and lease terminations of $7.1 million which represents the excess of the security deposits forfeited, properties received and acceleration of deferred revenues, over the professional fees incurred, third party liabilities incurred, fixed asset impairment write-downs and a reserve for funds to cure deferred maintenance, arising from the foreclosures and lease terminations settled in 2000, as discussed below.

         Total expenses for the year ended December 31, 2000, were $44.5 million, compared to total expenses of $76.0 million for the year ended December 31, 1999. Interest expense was $3.4 million lower in 2000 compared to 1999 because actual interest expense incurred during 2000 was less than HRPT's interest expense allocated to us in 1999. This decline also reflects the fact that we used the net proceeds of property sales to pay down debt. Depreciation expense decreased in 2000 by $2.1 million compared to 1999, due to the sale of properties in 2000, a reduction in asset values as a result of impairment losses recorded in 1999, and the net effect of the assets disposed of versus the assets acquired from the settlement agreements with our bankrupt former tenants. Recurring general and administrative expense increased by $534,000 for 2000, compared to 1999, because actual expenses incurred during 2000 were greater than HRPT's general and administrative expenses allocated to us in 1999. During 2000, we incurred nonrecurring general and administrative costs totaling $3.5 million as a consequence of the foreclosures and lease terminations. Also included in the 1999 period is $30 million of losses resulting from the impairment of some of our properties and previously held mortgage investments.

         In 1999 and 2000 several of our tenants filed for bankruptcy.

         Sun Healthcare Group, Inc. ("Sun") filed for bankruptcy in October 1999 and The Frontier Group, Inc. ("Frontier") filed for bankruptcy in July 1999. We previously leased four nursing homes to Sun, which subleased three of these properties to Frontier and the fourth property to a private company. As a result of these bankruptcies, some rents due to us for all four properties were unpaid. In 2000 we sold the three properties subleased to Frontier for $13 million and reached an agreement with a court appointed receiver for Frontier

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

and with Sun for some past due rents. We recently reached an agreement with the subtenant for the fourth property previously leased to Sun whereby that subtenant will enter a new 10 year lease directly with us and pay some of its rental arrearages over a two year period; but that agreement has not yet been fully consummated.

         Mariner Post-Acute Network, Inc. ("Mariner") which previously leased 26 healthcare facilities from us filed for bankruptcy in January 2000. In 2000, we entered a settlement agreement with Mariner, effective July 1, 2000. As a result of this settlement agreement, leases for all 26 nursing homes between Mariner and us were terminated. Five of these properties were transferred to Mariner to be operated by Mariner for its own account. Subject to the receipt of necessary healthcare licenses, we assumed operating responsibility for 17 of the 26 properties. Mariner subleased the remaining four properties to two separate private companies that now pay rent to us directly. In addition, we retained a $15 million security deposit, 1,000,000 common shares of HRPT and 100,000 of our common shares, which had previously been pledged to us to secure Mariner's lease obligations and related guarantees. The lease for one of the properties that was subleased was renegotiated to a new fifteen year lease directly between us and the subtenant.

         We previously leased or mortgaged 39 nursing facilities to Integrated Health Services, Inc. ("IHS"). In February 2000, IHS filed for bankruptcy. During 2000 we reached a settlement agreement with IHS that affected 27 nursing facilities owned by us and originally leased to IHS and 12 nursing facilities originally owned by IHS and mortgaged to us. In accordance with this settlement agreement: (i) we released IHS from one of its mortgage obligations to us and IHS conveyed to us title to the remaining 11 nursing facilities that it had mortgaged to us; (ii) one of the leased properties will continue to be leased by IHS from us pursuant to an amended lease agreement; (iii) IHS transferred nine nursing homes to us which it owned free of debt; (iv) four of the nursing homes which were previously leased to IHS and one nursing home delivered to us by IHS, were leased to HEALTHSOUTH Corporation; (v) IHS paid us $600,000 per month for the use and occupancy of our properties and other liabilities to third parties from the date of its bankruptcy through June 30, 2000, and (vi) subject to the receipt of necessary healthcare licenses, we assumed operating responsibility for a total of 40 properties, consisting of 22 properties previously leased by IHS, 11 properties previously subject to mortgages with us, and seven of the nine properties conveyed to us by IHS. One property conveyed to us by IHS was not in operation and is being held for sale and the other property conveyed to us was leased to HEALTHSOUTH.

         The full implementation of these settlement agreements requires receipt of healthcare licenses and provider agreements permitting us to operate the affected facilities and to receive payment for services from the federal and state governments. In 2000, we entered into management arrangements with Five Star Quality Care, Inc. ("Five Star"), pursuant to which Five Star will manage the properties for us following relicensing. Mariner and IHS agreed with Five Star and us to perform transition services for a period until licenses are obtained. As of December 31, 2000, many of the required approvals had not been received and the net income from the operations of these facilities was reported as Other Real Estate Income on our Consolidated Statements of Income, and the capital we invested in these operations was included in Net Investment in Facilities' Operations on our Consolidated Balance Sheets.

         Our 2000 revenues and net income were adversely impacted by the settlement agreements described above, compared to the rental income and mortgage interest income we previously received from Sun, Frontier, Mariner and IHS; and we expect future revenues and net income to also be adversely impacted compared to historical results. The following chart summarizes our total portfolio of properties and the impact upon our revenues from property sales, tenant bankruptcies and the settlement agreements with Mariner and IHS for the years ended December 31, 2000 and 1999 (dollars in thousands):

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

                                                     Year Ended December 31, 2000         Year Ended December 31, 1999
                                                   ---------------------------------    --------------------------------
                                                       No. of                                No. of
Tenant                                               Properties        Revenues1           Properties       Revenues1
------------------------------------------------------------------------------------    --------------------------------
Marriott International, Inc.                              14           $30,141                 14            $30,893
Brookdale Living Communities, Inc. 2                      --             9,366                  4             11,174
Genesis Health Ventures, Inc./Multicare
    Companies, Inc. 3                                      1             1,459                  1              1,449
Two private company tenants                                2               684                  2                651
Sun Healthcare Group, Inc. 3
    The Frontier Group, Inc.  3, 4                        --               360                  3              2,160
    One subtenant                                          1               720                  1                686
Mariner Post-Acute Network, Inc. 3                        --             7,006                 26             15,449
    Two subtenants                                         4             1,735                 --                 --
Integrated Health Services, Inc. 3                         1             1,200                 39             26,615
    Settlement agreement revenues                         --             2,500                 --                 --
HEALTHSOUTH Corporation 5                                  5             9,267                 --                 --
Operating facilities (other real estate income) 6         58             2,520                 --                 --
                                                   ---------------------------------    --------------------------------
    Totals                                                86           $66,958                 90            $89,077
                                                   =================================    ================================

1.   The 2000 and 1999 periods include $61 and $4,196 of mortgage interest income, respectively.
2.   These properties were sold in October 2000.
3.   Tenant in bankruptcy.
4.   These properties were sold in February 2000.
5.   Properties  formerly  leased to IHS are now leased  HEALTHSOUTH.  HEALTHSOUTH was a co-obligor on the IHS lease for these properties.
6.   Includes properties  formerly leased or mortgaged to Mariner and IHS where we assumed operations  effective July 1,
     2000, subject to appropriate licensure.

         Net income was $58.4 million for the year ended December 31, 2000, compared to $14.8 million for the same period in 1999. The increase in net income for the 2000 period is due primarily to a gain of $27.4 million recognized from the sale of four independent living properties that were leased to Brookdale Living Communities, Inc. ("Brookdale"), a net gain of $7.1 million from the foreclosures and lease terminations that occurred in 2000 and $30 million of impairment losses recognized in 1999. FFO for the year ended December 31, 2000, was $47.6 million, or $1.84 per share, compared to $67.1 million, or $2.58 per share, for the same period in 1999. The FFO decrease of $19.5 million, or $0.74 per share, is due primarily to the consequences of the settlement agreements with Mariner and IHS. Distributions paid or payable for the years ended December 31, 2000 and 1999, were $46.7 million, or $1.80 per share, and $15.6 million, or $0.60 per share, respectively. Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO as cash flows are affected by factors not included in the FFO calculation, such as changes in assets and liabilities.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

         For the year ended December 31, 1999, compared to the year ended December 31, 1998, total revenues increased by $2.5 million, total expenses increased by $33.9 million and net income decreased by $31.4 million. Total revenues increased due to the full year impact of the rent generated from five properties acquired during 1998. Total expenses increased primarily due to a $30 million charge to income consisting of write-downs for the impairment of assets and a loan loss reserve. In addition, depreciation expense increased by $4 million, due to a change in the estimated useful lives of some real estate properties and the full year impact of five properties acquired during 1998. Net income was $14.8 million, or $0.57 per share, for the period ending December 31,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

1999. During the period ending December 31, 1998, net income was $46.2 million, and on a pro forma 26 million average shares outstanding, net income was $1.78 per share.

         FFO for the year ended December 31, 1999, were $67.1 million, or $2.58 per share, compared to $64.5 million, or $2.48 per share, in 1998. The increase is due to the full year impact of income from five properties acquired during 1998. Non-recurring and non-cash losses consisting of $30 million of impairment losses and a loan reserve were excluded from the 1999 calculation of FFO. Distributions for the year ended December 31, 1999, were $15.6 million or $0.60 per share. Cash flow provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flow is affected by other factors not included in the FFO calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets at December 31, 2000, were $530.6 million, compared to $654 million at December 31, 1999. The decrease is due primarily to the sale of some properties in 2000 and the net effect that the foreclosures and lease terminations with Mariner and IHS had on our assets.

         At December 31, 2000, we had a $270 million, interest only, secured, bank credit facility. The interest rate is LIBOR plus a premium (8.71% per annum at December 31, 2000). This bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in 2002. In October 2000, we sold four properties formerly leased to Brookdale for $123 million. All of the proceeds from this sale were used to reduce amounts outstanding under our bank credit facility. The Brookdale properties were part of the collateral for our bank credit facility and accordingly, the maximum amount available under this facility was reduced from $350 million to $270 million. On December 31, 2000, $97 million was outstanding and $173 million was available for borrowing under this bank credit facility.

         As a result of the bankruptcy settlements with Mariner and IHS, we paid certain costs and expenses and may have to pay additional amounts to obtain nursing home licenses, to settle some historical obligations arising from the nursing home operations which we assumed and otherwise. We retained collateral previously pledged to us to secure the lease and mortgage obligations which were defaulted, and we also received other property as partial compensation for these defaults. The values transferred to us under these agreements, net of the values which we transferred to Mariner and IHS, were sufficient to cover our charges arising from these transactions and resulted in a gain for financial statement purposes of $7.1 million. However, the revenues and net income which we expect to receive in the future will be less than the rental income and mortgage interest income which we previously received from these bankrupt tenants. The working capital required to pay charges and for facility operations which we assumed as a result of these transactions has been provided by drawings under our revolving bank credit facility. We believe that additional bank drawings and cash flow from operating activities will be sufficient to meet the additional capital needs resulting from these transactions.

         At December 31, 2000, we had cash and cash equivalents of $515,000. For the years ended December 31, 2000, 1999 and 1998, cash provided by operating activities was $31 million, $64.1 million and $60.2 million, respectively; cash provided by investing activities was $94.3 million, $387,000 and $306,000, respectively; and cash used for financing activities was $141.9 million, $47.5 million and $60.4 million, respectively. We expect that our current cash, cash equivalents, future cash from operating activities and availability under our bank credit facility will be sufficient to meet our short-term and long-term capital requirements, including distributions payable to our shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Impact of Inflation

         Inflation might have both positive and negative impacts upon our business. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Similarly, inflation may tend to increase patient revenues and Medicare and Medicaid rates at the facilities which we operate. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase and wages and other operating costs at the facilities we operate to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact has an adverse impact upon operating income. We do not believe it will be possible to eliminate the adverse impact of rapid inflation upon the results of the facilities' operations which we have undertaken. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we previously have purchased an interest rate cap agreement and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of floating rate debt outstanding and our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Certain Considerations

         THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS REQUIRES US TO MAKE ESTIMATES AND ASSUMPTIONS AND CONTAINS STATEMENTS OF OUR BELIEFS, INTENT OR EXPECTATIONS CONCERNING PROJECTIONS, PLANS, FUTURE EVENTS AND PERFORMANCE. THE ESTIMATES, ASSUMPTIONS, STATEMENTS AND IMPLICATIONS, SUCH AS THOSE RELATING TO OUR ABILITY TO SUCCESSFULLY OPERATE NURSING HOMES, THE POSSIBILITY THAT WE WILL OBTAIN ALL LICENSES AND GOVERNMENTAL APPROVALS
NECESSARY FOR OPERATION OF OUR NURSING HOMES, OUR ABILITY TO EXPAND OUR PORTFOLIO, THE PERFORMANCE OF OUR ASSETS, THE ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO ACCESS CAPITAL MARKETS, DEPEND UPON VARIOUS FACTORS OVER WHICH WE HAVE OR MAY HAVE LIMITED OR NO CONTROL. THOSE FACTORS INCLUDE, WITHOUT LIMITATION, THE STATUS OF THE ECONOMY, THE STATUS OF THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES), COMPLIANCE WITH, AND CHANGES TO, REGULATIONS WITHIN THE HEALTHCARE INDUSTRY, COMPETITION, CHANGES TO FEDERAL, STATE, AND LOCAL LEGISLATION AND OTHER FACTORS. WE CANNOT PREDICT THE IMPACT OF THESE FACTORS, IF ANY. HOWEVER, THESE FACTORS COULD CAUSE OUR ACTUAL RESULTS FOR SUBSEQUENT PERIODS TO BE DIFFERENT FROM THOSE STATED, ESTIMATED, ASSUMED OR IMPLIED IN THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE BELIEVE THAT OUR ESTIMATES AND ASSUMPTIONS ARE REASONABLE AT THIS TIME. HOWEVER, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON OUR ESTIMATES, ASSUMPTIONS AND OTHER FORWARD LOOKING STATEMENTS.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks arising from market changes in interest rates. Because interest on all of our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $97 million at December 31, 2000, was 8.71% per annum. An immediate 10% change in that interest rate, or 87.1 basis points, would increase or decrease our costs by $844,000, or $0.03 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                               Total Interest
                             Interest Rate     Outstanding         Expense
                               Per Year           Debt            Per Year
                             --------------   ------------     ---------------
At December 31, 2000              8.71%          $97,000           $8,449
10% reduction                     7.84%           97,000            7,605
10% increase                      9.58%           97,000            9,293

         The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate changes by 10%, or 87.1 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

         We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

         During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As required by our revolving bank credit facility, we purchased an interest rate cap agreement on our current debt to protect against LIBOR rate increases above 8%. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included in this Annual Report on Form 10-K.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure

         Not applicable

                                    PART III

         The information in Part III (Items 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Index to Financial Statements and Financial Statement Schedules

                         SENIOR HOUSING PROPERTIES TRUST


The  following   consolidated   financial  statements  and  financial  statement
schedules of Senior Housing Properties Trust are included on the pages indicated:
                                                                          Page

      Report of Ernst & Young LLP, Independent Public Accountants          F-1
      Consolidated Balance Sheets as of December 31, 2000 and 1999         F-2
      Consolidated Statements of Income for each of the three years
           in the period ended December 31, 2000                           F-3
      Consolidated Statements of Shareholders' Equity for each of the
           three years in the period ended December 31, 2000               F-4
      Consolidated Statements of Cash Flows for each of the three years
            in the period ended December 31, 2000                          F-5
      Notes to Consolidated Financial Statements                           F-7
      Schedule III - Real Estate and Accumulated Depreciation              S-1
      Schedule IV - Mortgage Loans on Real Estate                          S-5

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         During the fourth quarter of 2000, we filed the following Current Reports on Form 8-K:

         (i) Current Report on Form 8-K, dated October 31, 2000, relating to the sale by SPTBROOK Properties Trust of four independent living properties for $123 million cash consideration to a designee of Brookdale Living Communities, Inc., the parent of the lessees of the properties (Item 2).

(c)      Exhibits

         3.1 Amended and Restated Declaration of Trust, dated September 20, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

         3.2 Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

         3.3 Amended and Restated Bylaws, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

         4.1      Form of common share certificate.  (Filed herewith.)

         8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

         10.1 Advisory Agreement, dated as of October 12, 1999, between the Company and REIT Management & Research, Inc. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

         10.2     1999  Incentive  Share  Award  Plan.  (+)   (Incorporated   by
                  reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.3 Revolving Loan Agreement, dated as of September 15, 1999, among the Company, Dresdner Bank AG, the Other Lenders Party Thereto, SPTMRT Properties Trust and SPTBROOK Properties Trust, together with Exhibits and Form of Mortgage, Form of Deed of Trust and Form of Pledge Agreement. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.4 Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K filed on October 26, 1999 by HRPT Properties Trust.)

         10.5 Promissory Note, dated September 1, 1999, from the Company and SPTMRT Properties Trust, as makers, to HRPT Properties Trust, as holder. (Incorporated by reference to the Current Report on Form 8-K filed on October 26, 1999 by HRPT Properties Trust.)

         10.6 Form of Master Management Agreement, dated as of October 1, 2000, between Five Star Quality Care, Inc., and SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-CALIFORNIA, INC. and SNH-MICHIGAN, INC. (+) (Filed herewith.)

         10.7 Master Lease Agreement, dated as of December 27, 1996, between Health and Retirement Properties Trust and BLC Property, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.8 Guaranty Agreement, dated as of December 27, 1996, by Brookdale Living Communities, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., and Brookdale Living Communities of Arizona, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.9 First Amendment to Master Lease Agreement and Incidental Documents, dated as of May 7, 1997, among Health and Retirement Properties Trust, BLC Property, Inc., Brookdale Living Communities of Washington, Inc., Brookdale Living Communities of Arizona, Inc., Brookdale Living Communities of Illinois, Inc., Brookdale Living Communities of New York, Inc., Brookdale Living Communities, Inc., The Prime Group, Inc., Prime International, Inc., PGLP, Inc., Prime Group Limited Partnership, and Prime Group II, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.10 Purchase and Sale Agreement, dated July 26, 2000, between SPTBROOK Properties Trust, as Seller, and Brookdale Living Communities, Inc., as Purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2000.)

         10.11 Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.12 Representative Guaranty of Tenant Obligations, dated as of October 8, 1993, by Marriott International, Inc. in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.13 Representative First Amendment to Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.14 Representative Assignment and Assumption of Leases, Guarantees and Permits for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the
                  Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.15 Representative Second Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.16 Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.17 Assignment of Lease, dated as of June 16, 1994, by HMC Retirement Properties, Inc. in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.18 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.19 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.20 Consent and Modification Agreement, dated as of October 10, 1997, between Marriott International, Inc., Marriott Senior Living Services, Inc., New Marriott MI, Inc., Health and Retirement Properties Trust, and Church Creek Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.21 Third Amendment of Lease, dated August 4, 2000, between SPTMRT Properties Trust and Marriott Living Services, Inc. (Filed herewith.)

         10.22    Representative Fourth Amendment of Lease for properties leased
                  to  subsidiaries  of  Marriott   International,   Inc.  (Filed
                  herewith.)

         10.23    Representative  Fifth Amendment of Lease for properties leased
                  to  subsidiaries  of  Marriott   International,   Inc.  (Filed
                  herewith.)

         10.24 Master Lease Document, General Terms and Conditions, dated as of December 28, 1990, between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.25 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.26 Lease, dated as of March 27, 1992, between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.27 Amendment to Master Lease Document, dated as of December 29, 1993, between Health and Rehabilitation Properties Trust and AMS Properties, Inc. (Incorporated by reference to the
                  Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.28 Amendment to AMS Properties, Inc. Master Lease Document and Facility Leases, dated as of October 1, 1994, between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.29 Amendment to AMS Properties, Inc. Facility Leases, dated October 31, 1997, between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.30 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.31 Master Lease Agreement, dated as of June 30, 1992, between Health and Rehabilitation Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.32 Amended and Restated HRP Shares Pledge Agreement, dated as of June 30, 1992, between Health and Retirement Properties Trust and AMS Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.33 Amended and Restated Voting Trust Agreement, dated as of June 30, 1992, from AMS Properties, Inc. to HRPT Advisors, Inc., as voting trustee. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.34 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.35 Representative Lease for properties leased to Mariner Post-Acute Network, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.36 Amendment to Master Lease Document, dated as of December 29, 1993, between Health and Rehabilitation Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.37 Amendment to GCI Health Care Centers, Inc., Master Lease Document and Facility Leases, dated as of October 1, 1994, between Health and Retirement Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.38 Amendment to GCI Health Care Centers, Inc. Facility Leases, dated October 31, 1997, between Health and Retirement Properties Trust and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.39 Guaranty, Cross Default and Cross Collateralization Agreement, dated as of June 30, 1992, by and among AMS Properties, Inc., CGI Health Care Centers, Inc. and Health and Rehabilitation

                  Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.40 Guaranty, dated as of October 31, 1997, by GranCare, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.41 Guaranty, dated as of October 31, 1997, by Paragon Health Network, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.42 Settlement Agreement, dated as of March 20, 2000, among the Company, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., GranCare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

         10.43 Order of the United States Bankruptcy Court for the District of Delaware, dated May 10, 2000, in re: Mariner Post-Acute Network, Inc., a Delaware Corporation, and affiliates, Debtors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.44 Letter Agreement, dated as of June 30, 2000, amending Settlement Agreement dated as of March 20, 2000, among Senior Housing Properties Trust, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., Grancare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.45 Interim Management Agreement, dated as of July 1, 2000, among Mariner Post-Acute Network, Inc., AMS Properties, Inc., GCI Health Care Centers, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC and Five Star Quality Care, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.46 Amended, Restated and Consolidated Master Lease Document, dated as of September 24, 1997, between Health and Retirement Properties Trust and ECA Holdings, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., and College Park/SCC, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.47 Guaranty By Integrated Health Services, Inc., dated as of September 24, 1997, by Integrated Health Services, Inc. in favor of Health and Retirement Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.48 Representative Lease Agreement for properties leased to Integrated Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.49 Representative Lease Agreement for properties leased to Integrated Health Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.50 Guaranty, dated as of February 11 1994, by Horizon Healthcare Corporation in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.51 Consent, Assumption and Guaranty Agreement, dated as of December 31, 1997, by and among Integrated Health Services, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Healthsouth Corporation, Horizon Healthcare Corporation, Health and Retirement Properties Trust, and Indemnity Collection Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

         10.52 Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.53 Guaranty, dated as of January 1, 2000, made by Integrated Health Services, Inc. in favor of HRES1 Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.54 Settlement Agreement, dated as of April 11, 2000, among the Company, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC,
                  SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-MASSACHUSETTS, INC., SNH-MICHIGAN, INC., Five Star Quality Care, Inc., Advisors Healthcare Group, Inc., Integrated Health Services, Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc.,
                  MARIETTA/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition 154, Inc., IHS Acquisition No. 155, Inc., IHS
                  Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc. and Quality Care of Columbus, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

         10.55 Amendment to Settlement Agreement, dated as of June 29, 2000, among Integrated Health Services, Inc., Community Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., Senior Housing Properties Trust, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO- 11 MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-Nebraska, Inc., SNH-Iowa, Inc., SNH-Massachusetts, Inc., SNH-Michigan, Inc., Advisors Healthcare Group, Inc. and Five Star

                  Quality Care, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.56 Order of the United States Bankruptcy Court for the District of Delaware, dated July 7, 2000, in re: Integrated Health Services, Inc., et al., Debtors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

         10.57 Management and Servicing Agreement, dated as of July 10, 2000, among Integrated Health Services, Inc., ECA Holdings, Inc., ECA Properties, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., Integrated Health Services at Grandview Care Center, Inc., Quality Care of Columbus, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 175, Inc., Senior Housing Properties Trust, Five Star Quality Care, Inc., SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC and Advisors Healthcare Group, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 22, 2001

                                SENIOR HOUSING PROPERTIES TRUST

                                  CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          December 31,
                                                                ------------------------------
                                                                    2000               1999
                                                                ------------      ------------

ASSETS
Real estate properties, at cost:
    Land                                                          $  60,060         $  69,673
    Buildings and improvements                                      533,335           639,066
                                                                  ---------         ---------
                                                                    593,395           708,739
    Less accumulated depreciation                                   106,681           108,709
                                                                  ---------         ---------
                                                                    486,714           600,030

Real estate mortgages receivable, net of loan loss
     reserve of $14,500 in 1999                                          --            22,939
Cash and cash equivalents                                               515            17,091
Net investment in facilities' operations                             29,046                --
Other assets                                                         14,298            13,940
                                                                  ---------         ---------
                                                                  $ 530,573         $ 654,000
                                                                  =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                $  97,000         $ 200,000
Deferred rents                                                           56            26,715
Security deposits                                                       235            15,235
Distribution payable                                                  7,775                --
Other liabilities                                                     3,184             2,317
Due to affiliate                                                         13               327

Commitments and contingencies                                            --                --

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
       50,000,000 shares authorized, 25,916,100 shares and
       26,001,500 shares issued and outstanding at December 31,
       2000 and 1999, respectively                                      259               260
    Additional paid-in capital                                      444,638           444,511
    Cumulative net income (loss)                                     38,673           (19,764)
    Cumulative distributions                                        (62,323)          (15,601)
    Unrealized gain on investments                                    1,063                --
                                                                  ---------         ---------
       Total shareholders' equity                                   422,310           409,406
                                                                  ---------         ---------
                                                                  $ 530,573         $ 654,000
                                                                  =========         =========

See accompanying notes


                                SENIOR HOUSING PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF INCOME
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Year Ended December 31,
                                                    -----------------------------------------
                                                       2000            1999           1998
                                                    ---------       ---------       ---------
Revenues:
    Rental income                                    $64,377         $84,881         $82,542
    Other real estate income                           2,520              --              --
    Interest and other income                          1,520           5,909           5,764
    Gain on foreclosures and lease
        terminations                                   7,105              --              --
                                                     -------         -------         -------
      Total revenues                                  75,522          90,790          88,306
                                                     -------         -------         -------

Expenses:
    Interest                                          15,366          18,768          19,293
    Depreciation                                      20,140          22,247          18,297
    General and administrative
    -  Recurring                                       5,475           4,941           4,480
    -  Related to foreclosures and lease
           terminations                                3,519              --              --
    Loan loss reserve                                     --          14,500              --
    Impairment of assets                                  --          15,500              --
                                                     -------         -------         -------
      Total expenses                                  44,500          75,956          42,070
                                                     -------         -------         -------

Income before gain on sale of properties              31,022          14,834          46,236

Gain on sale of properties                            27,415              --              --
                                                     -------         -------         -------

Net income                                           $58,437         $14,834         $46,236
                                                     =======         =======         =======


Weighted average shares outstanding (Note 2)          25,958          26,000          26,000
                                                     =======         =======         =======

Basic and diluted earnings per share:
    Income before gain on sale of properties         $  1.20         $  0.57         $  1.78
                                                     =======         =======         =======
    Net income                                       $  2.25         $  0.57         $  1.78
                                                     =======         =======         =======

See accompanying notes

                                                   SENIOR HOUSING PROPERTIES TRUST

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)

                                                                                              Ownership
                                                                                              Interest      Accumulated
                                                 Additional     Cumulative                    of HRPT         Other
                          Number        Common     Paid-in      Net Income     Cumulative    Properties   Comprehensive
                         of Shares      Shares     Capital       (Loss)       Distributions     Trust        Income         Total
                         ----------    --------   ----------    ----------    -------------  -----------  -------------  ----------

Balance at
  December 31, 1997               --       $--          $--           $--            $--    $   646,938          $--   $   646,938
Net income                        --        --           --            --             --         46,236           --        46,236
Owner distribution,               --        --           --            --             --        (51,369)          --       (51,369)
  net
Issuance of shares        26,374,760       264           --            --             --             --           --           264
                         -----------    ------    ---------   -----------    -----------    -----------    ---------   -----------
Balance at
  December 31, 1998       26,374,760       264           --            --             --        641,805           --       642,069
Net income (January 1
  to October 11)                  --        --           --            --             --         34,598           --        34,598
Owner distribution,               --        --           --            --             --        (31,919)          --       (31,919)
  net
Cancellation of shares      (374,760)       (4)          --            --             --              4           --            --
Distribution of
  shares to HRPT                  --        --      444,488            --             --       (644,488)          --      (200,000)
  shareholders
Net loss (October 12
  to December 31)                 --        --           --       (19,764)            --             --           --       (19,764)
Distributions                     --        --           --            --        (15,601)            --           --       (15,601)
Issuance of shares             1,500        --           23            --             --             --           --            23
                         -----------    ------    ---------   -----------    -----------    -----------    ---------   -----------
Balance at
  December 31, 1999       26,001,500       260      444,511       (19,764)       (15,601)            --           --       409,406
Comprehensive income:
  Net income                      --        --           --        58,437             --             --           --        58,437
  Other
  comprehensive
  gain:
     Unrealized
  gain on                         --        --           --            --             --             --        1,063         1,063
  investments                     --        --           --            --             --             --           --            --

Total comprehensive
  income                          --        --           --        58,437             --             --        1,063        59,500
                         -----------    ------    ---------   -----------    -----------    -----------    ---------   -----------
Distributions                     --        --           --            --        (46,722)            --           --       (46,722)
Cancellation of shares      (100,000)       (1)           1            --             --             --           --            --
Issuance of shares            14,600        --          126            --             --             --           --           126
                         -----------    ------    ---------   -----------    -----------    -----------    ---------   -----------
Balance at
  December 31, 2000       25,916,100    $  259    $ 444,638   $    38,673    $   (62,323)           $--    $   1,063   $   422,310
                         ===========    ======    =========   ===========    ===========    ===========    =========   ===========



See accompanying notes

                              SENIOR HOUSING PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)


                                                            Year Ended December 31,
                                                    -------------------------------------
                                                         2000         1999        1998
                                                    -----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  58,437    $  14,834    $  46,236
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Other real estate income                         (2,520)          --           --
       Depreciation                                     20,140       22,247       18,297
       Impairment of assets and loan loss reserve           --       30,000           --
       Gain on sale of properties                      (27,415)          --           --
       Gain on foreclosures and lease terminations      (7,105)          --           --
       Changes in assets and liabilities:
         Other assets                                      339       (3,363)      (2,876)
         Deferred rents                                 (7,612)      (1,551)      (1,455)
         Other liabilities                              (2,927)       1,591           34
         Due to affiliate                                 (314)         327           --
                                                     ---------    ---------    ---------
       Cash provided by operating activities            31,023       64,085       60,236
                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate, net              135,178           --           --
   Real estate acquisitions and improvements            (2,300)          --           (2)
   Repayments of real estate mortgages receivable           --          387          308
   Investment in facilities' operations                (38,530)          --           --
                                                     ---------    ---------    ---------
     Cash provided by investing activities              94,348          387          306
                                                     ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Owner's net distribution                                 --      (31,919)     (60,403)
   Distributions to shareholders                       (38,947)     (15,601)          --
   Proceeds from borrowings                             49,000      200,000           --
   Repayments on borrowings                           (152,000)          --           --
   Repayment of formation debt due to HRPT
     Properties Trust                                       --     (200,000)          --
                                                     ---------    ---------    ---------
     Cash used for financing activities               (141,947)     (47,520)     (60,403)
                                                     ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents       (16,576)      16,952          139
Cash and cash equivalents at beginning of period        17,091          139           --
                                                     ---------    ---------    ---------
Cash and cash equivalents at end of period           $     515    $  17,091    $     139
                                                     =========    =========    =========

See accompanying notes

                                      SENIOR HOUSING PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)


                                                                       Year Ended December 31,
                                                         -------------------------------------------------
                                                             2000                1999             1998
                                                         -----------         -----------       -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                           $ 15,344           $  2,446               $--

NON-CASH INVESTING ACTIVITIES:
   Real estate acquisitions                                     $--                $--          $ (9,298)
   Real estate and related property received                (27,869)                --                --
   Real estate and related property conveyed, net            10,759                 --                --
   Real estate mortgage receivable conveyed, net              4,277                 --                --
   Real estate mortgages receivable foreclosed               17,779                 --                --
   Shares of HRPT Properties Trust received                   6,500                 --                --

NON-CASH FINANCING ACTIVITIES:
   Formation debt due to HRPT Properties Trust                  $--           $200,000               $--
   Owner's contribution                                          --                 --             9,298
   Issuance of common shares                                    126                 23                --






See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization

         Senior Housing Properties Trust ("Senior Housing"), a Maryland real estate investment trust ("REIT"), was organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in Senior Housing to HRPT shareholders (the "Spin-Off"). These consolidated financial statements are presented as if Senior Housing was a separate legal entity from HRPT prior to the Spin-Off, although no such entity existed until October 12, 1999. At December 31, 2000, Senior Housing owned 86 properties in 23 states and operated in a single segment.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. Subsequent to the Spin-Off, the consolidated financial statements include the accounts of Senior Housing and all of its subsidiaries. All intercompany transactions have been eliminated.

Prior to the Spin-Off, all of Senior Housing was owned by HRPT and transactions are presented on HRPT's historical basis. Substantially all of the rental income and mortgage interest income received by HRPT from Senior Housing's tenants and mortgagors was deposited in and commingled with HRPT's general funds. Funds for capital investments and other cash required by Senior Housing were provided by HRPT. Interest expense was allocated based on HRPT's historical interest expense as a percentage of HRPT's average historical costs of real estate investments. General and administrative costs of HRPT were allocated to Senior Housing based on HRPT's investment advisory agreement formula, and other costs were allocated based on historical costs as a percentage of HRPT's average historical costs of real estate investments. In the opinion of management, the methods for allocating interest and general and administrative expenses for periods prior to the Spin-Off are reasonable. It is not practicable to estimate additional costs that would have been incurred by Senior Housing as a separate entity.

Effective July 1, 2000, Senior Housing assumed the operations of 57 healthcare facilities from bankrupt tenants pursuant to negotiated settlement agreements. The operations of these facilities are subject to obtaining licenses from state agencies and entering into payor agreements with the federal and state governments. Senior Housing had not received substantially all of the required licenses as of December 31, 2000. As a result, the operations of the facilities are accounted for using the equity method of accounting and the net income from the facilities' operations is reported as Other Real Estate Income in the Consolidated Statements of Income and the capital invested in the operations by Senior Housing is included in Net Investment in Facilities' Operations in the Consolidated Balance Sheets.

REAL ESTATE PROPERTIES. Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. During 1999 the estimated useful lives of certain real estate properties were changed. As a result, net income and net income per share for the period ended December 31, 1999, was reduced by $3.8 million and $0.15 per share, respectively. Impairment losses on properties are recognized when indicators of impairment are present and the estimated, undiscounted cash flows to be generated by the properties are less than the carrying amount of such properties.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents, consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

INVESTMENT IN HRPT PROPERTIES TRUST. One of Senior Housing's bankrupt tenants had pledged 1,000,000 common shares of HRPT to secure its lease obligations. As part of Senior Housing's settlement with this tenant, Senior Housing received these shares on July 1, 2000. This ownership of HRPT shares is in Other Assets and is classified as an investment available for sale and carried at fair value,
with  unrealized   gains  and

                         SENIOR HOUSING PROPERTIES TRUST
losses reported as a separate component of shareholders' equity. At December 31, 2000, and March 22, 2001, Senior Housing's investment in HRPT had a fair value of $7.6 million and $8.1 million and unrealized gains since July 1, 2000 of $1.1 million and $1.6 million, respectively.

INTEREST RATE CAP AGREEMENTS. Senior Housing has an interest rate cap agreement to limit its exposure to the risk of rising interest rates. This arrangement has a notional amount of $200 million and expires in December 2001. Senior Housing is entitled to receive payments by a counterparty if LIBOR increases above a threshold amount. At December 31, 2000, the interest rate cap agreement had a carrying value and a fair market value of zero.

REVENUE RECOGNITION. Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements. Interest income is recognized as earned over the terms of real estate mortgages. Percentage rent and supplemental mortgage interest income are recognized as earned in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Senior Housing adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. SAB 101 had no impact on Senior Housing's annual results of operations. The adoption of SAB 101 required the Company to defer percentage rental income from the first, second and third quarters to the fourth quarter within the year. For the years ended December 31, 2000, 1999 and 1998, percentage rent and supplemental mortgage interest income aggregated $3 million, $4 million and $2.9 million, respectively.

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. Senior Housing has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Because Senior Housing's operations were included in the consolidated financial statements of HRPT prior to the Spin-Off, there were no shareholder equity accounts for Senior Housing prior to October 12, 1999. Common shares outstanding of 26 million at October 12, 1999, have been included in the earnings per share calculation as if the shares were outstanding for all periods prior to October 12, 1999.

USE OF ESTIMATES. Preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

INCOME TAXES. Prior to the Spin-Off, Senior Housing's operations were included in HRPT's income tax returns. Senior Housing and HRPT qualify as real estate investment trusts under the Internal Revenue Code of 1986, as amended ("IRC"). Accordingly, they are not expected to be subject to federal income taxes provided they distribute their taxable income and continue to meet the other requirements for qualifying as a real estate investment trust. However, they are subject to some state and local taxes on their income and property.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which are effective for fiscal years beginning after June 15, 2000. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Senior Housing does not believe this pronouncement will have a material effect on its financial statements.

                         SENIOR HOUSING PROPERTIES TRUST

Note 3.  Report of Tenants' Financial Conditions

         In 1999 and 2000 several of Senior Housing's tenants filed for bankruptcy.

         Sun Healthcare Group, Inc. ("Sun") filed for bankruptcy in October 1999 and The Frontier Group, Inc. ("Frontier") filed for bankruptcy in July 1999. Senior Housing previously leased four properties to Sun, which subleased three of the properties to Frontier and the fourth property to a private company. The three properties leased to Frontier were sold in February 2000 for $13 million. The fourth property remains leased to a private company. In 2000 Senior Housing reached agreements with Sun and the private company whereby all past due rents are expected to be paid over the next two years and a new ten year lease will be entered directly with this operator. As of March 22, 2001, the agreement with Sun has been completed but the agreement with the private company has not yet been consummated. The transaction is awaiting approval from that company's lender.

         Mariner Post-Acute Network, Inc. ("Mariner") which previously leased 26 healthcare facilities from Senior Housing filed for bankruptcy in January 2000. During 2000 Senior Housing and Mariner reached an agreement that was approved by the Bankruptcy Court in June 2000. The terms of the settlement agreement, which were effective July 1, 2000, are as follows:

         o Mariner's leases for all 26 properties owned by Senior Housing and previously leased by Mariner were terminated.

         o Senior Housing retained $15 million in cash, 1,000,000 common shares of HRPT and 100,000 common shares of Senior Housing, which had previously been pledged to Senior Housing to secure Mariner's lease obligations and related guarantees.

         o Subject to the receipt of necessary healthcare licenses, Senior Housing assumed operating responsibility for 17 of the 26 properties.

         o Ownership of five of the 26 properties was transferred to Mariner.

         o Mariner previously subleased the remaining four properties to two private companies. These subtenants will continue to occupy and operate these properties and pay rents directly to Senior Housing.

         Integrated Health Services, Inc. ("IHS") filed for bankruptcy in February 2000. In July 2000 the Bankruptcy Court approved a settlement agreement between Senior Housing and IHS. The IHS settlement affected 27 nursing facilities owned by Senior Housing and previously leased to IHS, and 12 nursing facilities previously owned by IHS and mortgaged to Senior Housing. The terms of this settlement agreement are as follows:

         o IHS paid Senior Housing $600,000 per month for the use and occupancy of Senior Housing's properties and other liabilities to third parties from the date of IHS' bankruptcy until June 30, 2000.
         o The lease for one property was amended to provide for a new 10-year term and annual rent of $1.2 million, effective January 1, 2000. IHS is currently paying this rent.
         o One of Senior Housing's real estate mortgage investments was cancelled as of July 1, 2000, and ownership of the property that secured the mortgage was retained by IHS.
         o IHS' leases for 26 properties owned by Senior Housing were terminated, and IHS' mortgage obligations to Senior Housing for the remaining 11 properties were terminated and title to those properties were transferred to Senior Housing, all as of July 1, 2000.
         o IHS conveyed nine properties (one of which was vacant), which were previously owned by IHS free of debt, to Senior Housing, effective July 1, 2000.
         o In addition, a subsidiary of HEALTHSOUTH Corporation ("HEALTHSOUTH") was a co-obligor of the lease for four of the properties owned by Senior Housing and leased to IHS. HEALTHSOUTH assumed the tenancy for these four properties and for one of the nine properties that were conveyed

                         SENIOR HOUSING PROPERTIES TRUST
                  to Senior Housing by IHS. Annual minimum rents under these five leases total approximately $10 million. These leases expire in 2006 and provide for rental increases based on increases in net patient revenues.
         o        Subject  to the  receipt  of  necessary  healthcare  licenses,
                  Senior Housing assumed operating responsibility for 22 properties previously leased by IHS, 11 properties previously owned by IHS and subject to mortgages with Senior Housing, and seven of the nine properties conveyed to Senior Housing, effective July 1, 2000.

         Senior Housing released Mariner and IHS from their obligations under all existing leases, management agreements and mortgage documents, including unpaid rent and interest, the principal amounts of the mortgage loans secured by the mortgaged properties and liquidated damages payable under the leases. In addition, Senior Housing released Mariner and IHS from all claims by Senior Housing, and Mariner and IHS in turn released Senior Housing from all claims by them, in both instances to the extent such claims arose out of an event or condition that occurred or was in existence prior to the closing of the settlement transactions. Senior Housing's future revenues and net income are expected to be adversely impacted by the settlement agreements described above, compared to the rental income and mortgage interest income previously received from Mariner and IHS.

         In 2000 and 1999, Senior Housing concluded that impairment indicators were present with respect to certain properties previously leased to Mariner and IHS and recorded impairment losses of $9.7 million, as discussed in Note 4 below, and $15.5 million, respectively. In addition, $14.5 million was recorded in 1999 as a loan loss reserve related to one of Senior Housing's real estate mortgage investments with IHS. These losses were based on cash flow projections prepared for the real estate mortgage investment and for each of the leased properties. For purposes of these projections, Senior Housing assumed that rents on some properties were modified and that some of the leases were terminated after which Senior Housing would operate the properties for a period of time and ultimately, sell them. Cash flows during the period in which Senior Housing would operate the properties were estimated based on the historical performance of each property, excluding rent paid to Senior Housing. Projected sale prices were based on an estimated per bed value consistent with industry practice and reflected prices that Senior Housing had observed in historical recent transactions. In addition, a third party not in bankruptcy, HEALTHSOUTH, was responsible for the lease obligations of some of the properties operated by IHS. Senior Housing assumed that HEALTHSOUTH would honor its lease obligations.

         In June 2000, Multicare Companies, Inc., a non-consolidated subsidiary of Genesis Health Ventures, Inc. ("Multicare"), filed for bankruptcy. Multicare leases one property from Senior Housing. Senior Housing's annual rent from this property is $1.5 million. As of December 31, 2000, Multicare was current on its obligations to Senior Housing.

Note 4.  Gain on Foreclosures and Lease Terminations

         In connection with the foreclosures and lease terminations discussed in
Note 3, Senior Housing retained a forfeited $15 million security deposit, 1,000,000 common shares of HRPT valued at $6.5 million, 100,000 common shares of Senior Housing, nine properties valued at $10.1 million and the personal property at all of the foreclosed properties and terminated leased properties. In addition, recognition of rental income previously deferred related to these properties totaling $19 million was accelerated. These income items were offset by the value of the properties deeded to Mariner, the forgiveness of mortgage debt on one IHS facility, legal and professional costs, licensing costs, and impairment write-downs of $9.7 million related to certain of the properties and a reserve for repairs and deferred maintenance at these properties of $10 million. The net result of assets received and accelerated deferred income over the assets traded to Mariner and IHS, various costs, the impairment write-downs and the repairs and maintenance reserve was recorded in 2000 as a $7.1 million gain on foreclosures and lease terminations.

                         SENIOR HOUSING PROPERTIES TRUST

Note 5.  Real Estate Properties

         During October 2000, Senior Housing sold four independent living properties that were leased to Brookdale Living Communities, Inc. for $123 million and recognized a gain of $27.4 million. In February 2000, Senior Housing also sold three nursing homes that were leased to Sun and subleased to Frontier for $13 million. A nominal gain was realized on the sale of these three nursing homes. Net proceeds from these sales were used to reduce amounts outstanding under Senior Housing's bank credit facility.

         Senior Housing acquired a 90-bed assisted living facility in October 2000 from HRPT for $2.3 million.

         Senior Housing's properties that are leased to third parties are generally leased on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2001 and 2015. Generally, the leases to a single tenant or group of affiliated tenants are cross-defaulted and cross-guaranteed, and provide for all or none tenant renewal options at existing rates followed by several market rate renewal terms. These triple net leases generally require the lessee to pay all property operating costs. The cost and the carrying value of the properties leased were $448.6 million and $363.4 million at December 31, 2000, respectively. The future minimum lease payments to be received during the current terms of Senior Housing's leases as of December 31, 2000, are approximately $43.5 million in 2001, $44.9 million in 2002, $44.9 million in 2003, $44.5 million in 2004, $44.6 million in 2005 and $243.9 million thereafter.

Note 6.  Real Estate Mortgages Receivable, Net

         At December 31, 1999, Senior Housing had mortgage notes receivable due between January 2006 and December 2016 totaling $37.4 million. A loan loss reserve of $14.5 million was established at December 31, 1999, for these loans.

         During 2000, Senior Housing terminated all of these real estate mortgages incident to the settlements with Mariner and IHS. Pursuant to the settlement agreement with IHS discussed in Note 3, one real estate mortgage with a carrying value of $4.3 million was cancelled as of July 1, 2000. This real estate mortgage was secured by one property and the ownership of that property was retained by IHS. Senior Housing received deeds in lieu of foreclosure for the remaining real estate mortgages and assumed operating responsibility for the 11 properties that secured these mortgages effective July 1, 2000.

Note 7.  Net Investment in Facilities' Operations

         As discussed in Note 3, Senior Housing assumed operating responsibility for 17 Mariner facilities and 40 IHS facilities effective July 1, 2000, pending final regulatory approvals which are required in the healthcare industry. Senior Housing entered into management arrangements with Five Star Quality Care, Inc. ("Five Star"), an affiliate of REIT Management & Research, Inc. ("RMR"), the advisor to Senior Housing, pursuant to which Five Star will manage the properties for Senior Housing following relicensing. Mariner and IHS agreed with Senior Housing and Five Star to perform transition services with respect to the nursing facilities formerly operated by them until appropriate licenses are received by Senior Housing and Five Star. At December 31, 2000, all approvals had not been received. Since such approvals were not received, Senior Housing reported the net income from these facilities as Other Real Estate Income in the Consolidated Statements of Income for the year ended December 31, 2000. The capital invested in these operations by Senior Housing is included in Net Investment in Facilities' Operations in the Consolidated Balance Sheets at December 31, 2000.

                         SENIOR HOUSING PROPERTIES TRUST

         Summary financial data for these facilities' operations is as follows (dollars in thousands):

                                                                                            July 1 through
                                          December 31,                                       December 31,
                                              2000                                                2000
                                       ------------------                                  -----------------

Current assets                              $55,938                Revenues                       $114,483
Property and equipment, net                   2,399                Expenses                        111,963
                                       ------------------                                  -----------------
                                            $58,337                Other real
                                       ==================              estate income                $2,520
                                                                                           =================
Current liabilities                         $29,291
Net investment in facilities'
   operations                                29,046
                                       ------------------
                                            $58,337
                                       ==================

Note 8.  Shareholders' Equity

         Senior Housing originally reserved 1,300,000 shares of Senior Housing's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). During the year ended December 31, 2000, 13,100 common shares were awarded to officers of Senior Housing and certain employees of RMR pursuant to this plan. In addition, Senior Housing's Independent Trustees are each awarded 500 common shares annually as part of their annual fees. The shares awarded to the Trustees vest immediately. The shares awarded to Senior Housing's officers and certain employees of RMR vest over a three-year period. At December 31, 2000, 1,283,900 of Senior Housing's common shares remain reserved for issuance under the Award Plan.

         In December 2000, Senior Housing declared a distribution of $0.30 per share, which was paid on January 24, 2001, to shareholders of record on December 29, 2000. Distributions paid or payable by Senior Housing for the years ended December 31, 2000 and 1999, were $1.80 per share, and $0.60 per share, respectively.

         In connection with the settlement  agreement with Mariner  discussed in
Note 3, Senior Housing received 100,000 of its own common shares and, effective July 1, 2000, these shares were cancelled.

Note 9.  Commitments and Contingencies

         The settlement agreements entered by Senior Housing with Mariner and IHS were contingent, in part, upon Senior Housing obtaining licenses and other government approvals necessary to operate the affected healthcare facilities. Senior Housing applied for all of the required licenses and as of December 31, 2000, the required licenses for 26 of these facilities had been received. Required licenses for an additional 22 facilities were received in January 2001 and two more licenses were received in February 2001. The required licenses for the remaining seven facilities, which are located in one state are pending. If Senior Housing is unable to obtain the licenses necessary to operate these healthcare facilities, the settlement agreements with Mariner and IHS may have to be renegotiated or Senior Housing may have to identify another licensed operator to lease or purchase these properties with possible adverse financial conditions.

         A substantial majority of the revenues at the nursing homes now operated by Senior Housing is received from the Federal Medicare program and from various state Medicaid programs. Until Senior Housing received or receives the required licenses to operate these nursing homes, billings for these patients were and are made through Mariner and IHS as licensees, respectively. As of December 31, 2000, approximately $18 million received by IHS and Mariner since July 1, 2000, which is due to Senior Housing is included on Senior Housing's Consolidated Balance Sheets as Net Investment in Facilities' Operations. At March 22, 2001, the

                         SENIOR HOUSING PROPERTIES TRUST
receivable balance due from Mariner has been paid in full and approximately $8.5 million remained due from IHS. Senior Housing believes these funds will be paid by IHS pursuant to its contractual obligation approved by its Bankruptcy Court. However, IHS remains in bankruptcy proceedings and its record keeping and payment processing has not been timely. Applicable provisions of Federal and some state laws allow paying agents for these Medicare and Medicaid programs to recoup amounts owed by Mariner and IHS to these programs for historical overpayments from current payments despite the bankruptcy filings by Mariner and IHS. Also, some state nursing home licensing agencies have in the past required that a successor nursing home licensee, such as Senior Housing, agree to assume financial responsibility for a predecessor licensee's obligations due to those state Medicaid programs. Senior Housing has negotiated agreements with the U.S. Department of Justice and understandings with all state Medicaid agencies, except one, to limit Senior Housing's liabilities for obligations of Mariner and IHS to the Federal Medicare and state Medicaid programs.

         Eight nursing homes delivered to Senior Housing by IHS were not previously owned or mortgaged by Senior Housing. These properties were transferred to Senior Housing by IHS as partial compensation for its defaults under leases and mortgages. Because these properties were not owned or mortgaged by Senior Housing they do not constitute foreclosure property under IRC provisions which permit REITs to operate nursing homes. To comply with laws applicable to REITs, these nursing homes were operated during 2000 by corporations which were 99% beneficially owned by Senior Housing and 1% beneficially owned by Senior Housing's Managing Trustees, Barry M. Portnoy and Gerard M. Martin, who also control 100% of the voting power of these corporations. On January 1, 2001, the laws concerning Senior Housing's ability to own and operate these properties changed and Senior Housing purchased Messrs. Portnoy and Martin's ownership interests in these entities. Senior Housing has applied for an Internal Revenue Service ruling in order to clarify its ability to continue operating these properties which were received as compensation for losses it suffered as a result of IHS' bankruptcy. If this revenue ruling is denied Senior Housing may have to lease or sell these properties with possible adverse financial consequences.

         Under IRC laws and regulations applicable to REITs, after a 90 day transition period, Senior Housing is required to engage a third party contractor to manage the nursing home operations which it acquired from Mariner and IHS. Also, under IRC laws applicable to REITs, Senior Housing may continue to operate nursing homes which are categorized as "foreclosure properties" for only up to three years (subject to extensions in certain circumstances). RMR and Messrs. Martin and Portnoy organized Five Star to serve as an independent contractor to operate nursing homes for Senior Housing. If Five Star is unable for any reason to continue to manage these nursing homes, Senior Housing may be unable to find a qualified operator to assume these management responsibilities, and, in those circumstances, Senior Housing may lose its IRC status as a REIT or otherwise suffer adverse financial consequences. Similarly, if Senior Housing is unable to sell or lease these properties to a financially qualified operator within applicable time periods, Senior Housing may cease to be a REIT or otherwise suffer adverse financial consequences.

Note 10.  Transactions with Affiliates

         Senior Housing has an agreement for RMR to provide investment advice and administrative services to Senior Housing. RMR is owned by Messrs. Martin and Portnoy, who are Senior Housing's Managing Trustees. RMR is compensated annually based on a formula amount of gross invested real estate assets. RMR is also entitled to an incentive fee beginning with the year ended December 31, 2000, which is based on a formula and paid in restricted shares of Senior Housing. Investment advisory fees paid to RMR for the years ended December 31, 2000, 1999 and 1998 were $3.7 million, $3.9 million and $3.8 million, respectively. To date, Senior Housing had not paid and RMR is not due any incentive fees.

         As a result of the nursing home bankruptcies and settlements discussed above, Senior Housing assumed operating responsibilities for 57 healthcare facilities effective July 1, 2000. Nursing care and other services are provided at these properties to approximately 5,000 residents. Under IRC laws and regulations applicable to

REITs, Senior Housing is required to engage a contractor to manage these properties after a 90 day transition period. Senior Housing has entered into management agreements with Five Star to provide these services. Five Star is owned by Messrs. Martin and Portnoy, Senior Housing's Managing Trustees. Under these management agreements, during the first 90 days Five Star was paid its costs and expenses incurred in managing the facilities for Senior Housing and thereafter it is paid a fee equal to five percent of patient revenues at the managed nursing homes. During 2000 the fees paid to Five Star by Senior Housing totaled $5.1 million. This amount includes fees with respect to all services provided by Five Star to Senior Housing including those described in this paragraph and in the next three paragraphs.

         Prior to July 1, 2000, Senior Housing leased three nursing homes to Advisors Healthcare Group, Inc. ("AHG"). AHG is owned by Senior Housing's Managing Trustees, Messrs. Martin and Portnoy. AHG assumed responsibility as the licensee of these properties to facilitate a transfer of operations among predecessors of IHS. Prior to July 1, 2000, IHS managed these nursing homes and was financially responsible for the rent due Senior Housing. IHS filed for bankruptcy in February 2000 and, pursuant to the settlement approved by the IHS Bankruptcy Court as described in Note 3, the IHS management agreements and the AHG leases for these three nursing homes were cancelled effective July 1, 2000. No payments have been made between AHG and Senior Housing with respect to these leases or their cancellation. Since July 1, 2000, Five Star has managed these nursing homes' operations for Senior Housing.

         As part of the bankruptcy settlement agreement between Senior Housing and IHS described in Note 3, in partial satisfaction of its financial obligations to Senior Housing, IHS conveyed nine nursing homes free of debt to Senior Housing. Under IRC laws and regulations applicable to REITs during 2000, Senior Housing was unable to operate nursing homes that were not previously owned and leased or mortgaged by Senior Housing. Accordingly, new corporations were created to take title to and operate these nine nursing homes, and Messrs. Martin and Portnoy each purchased 0.5% of the beneficial ownership and 50% of the voting control while Senior Housing retained 99% of the beneficial ownership and no voting control (the "99-1 Corporation"). Effective January 1, 2000, applicable laws were changed to permit REITs to have voting control of taxable REIT subsidiaries ("TRSs"). Effective January 1, 2001, Messrs. Martin and Portnoy sold their beneficial ownership and voting control of the 99-1 Corporations to Senior Housing for their historical investment. The nursing homes owned by these 99-1 Corporations and TRSs have been and are managed by Five Star.

         When Senior Housing was organized, HRPT transferred substantially all its nursing home investments to Senior Housing. However, HRPT retained several mortgage receivables which were secured by nursing homes and assisted living facilities. During 2000 one of these mortgages with a principal balance outstanding of $2.4 million went into default and HRPT foreclosed. During 2000 a 99-1 Corporation owned by Senior Housing and Messrs. Martin and Portnoy purchased this assisted living facility from HRPT for its appraised value of $2.3 million. Effective January 1, 2001, a TRS owned by Senior Housing purchased Messrs. Martin's and Portnoy's interest in this nursing home for their historical costs. This facility has been managed by Five Star since its acquisition by Senior Housing.

Note 11.  Indebtedness

         Senior Housing has a $270 million, interest only, bank credit facility. The bank credit facility is secured by 14 properties with a carrying value of $277.9 at December 31, 2000 and matures in 2002. The bank credit facility bears interest at LIBOR plus a premium. The interest rate at December 31, 2000, was 8.71%. The bank credit facility is available for acquisitions, working capital and for general business purposes. As discussed in Note 5, Senior Housing sold seven properties in 2000. Four of the sold properties were included in the properties that originally secured this bank credit facility; and, after this sale, the maximum capacity on Senior Housing's bank credit facility was reduced from $350 million to $270 million.

                         SENIOR HOUSING PROPERTIES TRUST

Note 12.  Fair Value of Financial Instruments and Commitments

         The financial statements presented include mortgage investments, rents receivables, other liabilities and security deposits. Except as follows, the fair values of the financial instruments and commitments were not materially different from their carrying values at December 31, 2000 and 1999:

                                                                        2000                               1999
                                                           -------------------------------    -------------------------------
                                                            Carrying                            Carrying
                                                             Amount          Fair Value          Amount         Fair Value
                                                           ------------    ---------------    -------------    --------------
                                                               (dollars in thousands)             (dollars in thousands)
Real estate mortgages receivable, net                         $--              $--               $22,939           $23,722
Commitments                                                    --               --                    --             3,707
Interest rate cap agreement                                    --               --                    --               341

         The fair values of the real estate mortgages and interest rate cap agreement are based on estimates using cash flow analyses and currently prevailing market rates. The fair value of the commitments represent the actual amounts committed.

Note 13.  Concentration of Credit Risk

         The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States. The following is a summary of the significant lessees and mortgagors as of and for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                                                             Year Ending
                                                    December 31, 2000                     December 31, 2000
                                              -----------------------------      -------------------------------
                                                                   % of
                                               Investment (1)        Total          Revenue (2)      % of Total
                                              ---------------     ---------      --------------    -------------
Marriott International, Inc.                     $325,472              73%           $30,141               47%
Brookdale Living Communities, Inc.                     --              --              9,366               14
HEALTHSOUTH Corporation                            73,422              16              9,267               14
Mariner Post-Acute Network, Inc.                       --              --              7,006               11
Integrated Health Services, Inc.                   15,598               3              3,700                6
All others                                         34,069               8              4,958                8
                                              ---------------      --------      --------------    -------------
                                                 $448,561             100%           $64,438              100%
                                              ===============      ========      ==============    =============
                                                                                           Year Ending
                                                    December 31, 1999                   December 31, 1999
                                              -----------------------------      -------------------------------
                                                                   % of
                                               Investment (1)        Total          Revenue (2)      % of Total
                                              ---------------     ---------      --------------    -------------
Marriott International, Inc.                     $325,521              45%           $30,893               35%
Integrated Health Services, Inc.                  185,158              25             26,615               30
Brookdale Living Communities, Inc.                101,850              14             11,174               13
Mariner Post-Acute Network, Inc.                   80,680              11             15,449               17
The Frontier Group, Inc.                           15,492               2              2,160                2
All others                                         22,977               3              2,786                3
                                              ---------------      --------      --------------    -------------
                                                 $731,678             100%           $89,077               100%
                                              ===============      ========      ==============    =============

(1)  Historical costs before  previously  recorded  depreciation and, in certain  instances,  after impairment losses and loan loss reserves.
(2)  Included in revenue is $61 and $4,196 of mortgage interest income in 2000 and 1999, respectively.

                         SENIOR HOUSING PROPERTIES TRUST

Note 14.  Selected Quarterly Financial Data (unaudited)

         The following is a summary of the unaudited quarterly results of operations of Senior Housing for 2000 and 1999 (dollars in thousands, except per share amounts):

                                                                                       2000
                                                             ---------------------------------------------------------
                                                                 First          Second         Third        Fourth
                                                                Quarter         Quarter       Quarter       Quarter
                                                             ---------------------------------------------------------
Revenues (1)                                                     $18,597         $18,632        $15,208      $23,085
Income before gain on sale of properties                           7,560           7,268          4,374       11,820
Gain on sale of properties                                            --              --             --       27,415
Net income                                                         7,560           7,268          4,374       39,235
Per share data:
   Income before gain on sale of properties                         0.29            0.28           0.17         0.46
   Net income                                                       0.29            0.28           0.17         1.51
                                                                                       1999
                                                             ---------------------------------------------------------
                                                                 First          Second         Third        Fourth
                                                                Quarter         Quarter       Quarter       Quarter
                                                             ---------------------------------------------------------
Revenues                                                         $22,668         $22,622        $22,621      $22,879
Income (loss) before gain on sale of properties                   10,971          10,861         11,176      (18,174)
Gain on sale of properties                                            --              --             --           --
Net income (loss) (2)                                             10,971          10,861         11,176      (18,174)
Per share data:
   Income (loss) before gain on sale of properties                  0.42            0.42           0.43        (0.70)
   Net income (loss) (2)                                            0.42            0.42           0.43        (0.70)

(1)  Includes a gain on foreclosures  and lease  terminations  during the fourth quarter,  as described in Note 4.
(2)  Includes an impairment loss during the fourth quarter, as described in Note 3.

Note 15.  Pro Forma Information (unaudited)

         As of March 22, 2001, Senior Housing had received required operating licenses for 50 of the 57 nursing home operations which it assumed pursuant to the bankruptcy settlements with Mariner and IHS described in Note 3. The following unaudited pro forma condensed consolidated statements of income are presented as if Senior Housing had obtained all required healthcare licenses, the acquisition of the 57 healthcare facility operations and the sale of the four independent living facilities discussed in Note 5 had occurred at the beginnings of the periods presented. This unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisition of the 57 facilities' operations and the sale of the four independent living facilities been consummated as of the assumed dates, nor is it indicative of future results of operations.

                         SENIOR HOUSING PROPERTIES TRUST

Condensed Pro Forma Consolidated Statements of Income (unaudited) (amounts in thousands, except per share amounts)

                                             Years Ended December 31,
                                          ------------------------------
                                             2000                1999
                                          -----------        -----------
Revenues:
   Rental income                           $  45,655          $  53,333
   Net patient revenues                      222,516            216,976
   Interest and other income                   2,567              3,478
                                           ---------          ---------
      Total revenues                         270,738            273,787
                                           ---------          ---------
Expenses:
   Depreciation                               20,306             26,135
   Patient operating expenses (1)            207,440            198,858
   General and administrative                 11,547             13,543
   Interest                                    6,780             11,890
   Loan loss reserve                              --             14,500
   Impairment of assets (1)                       --            171,829
                                           ---------          ---------
      Total expenses                         262,743            436,755
                                           ---------          ---------

Net income (loss)                          $   7,995          $(162,968)
                                           =========          =========


Net income (loss) per share                $    0.31          $   (6.29)
                                           =========          =========

(1) For 2000 and 1999, includes non-recurring losses and impairment write downs of $16,670 and $156,329, respectively, incurred by IHS and Mariner in the periods prior to July 1, 2000.

                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in Thousands)
                                                                     Gross Amount Carried at Close
                     Initial Cost to Company                              of Period 12/31/00
                    ------------------------                         ----------------------------
                                             Costs
                               Buildings  Capitalized                      Buildings                (2)          (3)      Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location         State Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation   Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Yuma                 AZ     $103      $604         $1         $--      $103       $605       $708        $146    06/30/92    1984
Phoenix              AZ      655     2,525          5          --       655      2,530      3,185         616    06/30/92    1963
Yuma                 AZ      223     2,100          3          --       223      2,103      2,326         504    06/30/92    1984
Scottsdale (4)       AZ      979     8,807         91          --       941      8,936      9,877       1,479    05/16/94    1990
Sun City (4)         AZ    1,174    10,569        173          --     1,189     10,727     11,916       1,754    06/17/94    1990
Arleta               CA      230     2,070         --          --       230      2,070      2,300           9    11/01/00    1976
Fresno               CA      738     2,577        188          --       738      2,765      3,503         808    12/28/90    1963
Van Nuys             CA      716       378        225          --       718        601      1,319         195    12/28/90    1969
Thousand Oaks        CA      622     2,522        310          --       622      2,832      3,454         802    12/28/90    1965
Lancaster            CA      601     1,859      1,028          --       601      2,887      3,488         781    12/28/90    1969
Stockton             CA      382     2,750          4          --       382      2,754      3,136         663    06/30/92    1968
Laguna Hills (4)     CA    3,132    28,184        475          --     3,172     28,619     31,791       4,503    09/09/94    1975
Littleton            CO      185     5,043        348          --       185      5,391      5,576       1,533    12/28/90    1965
Lakewood             CO      232     3,766        723          --       232      4,489      4,721       1,219    12/28/90    1972
Grand Junction       CO      204     3,875        329          --       204      4,204      4,408         913    12/30/93    1968
Grand Junction       CO        6     2,583      1,316          --       136      3,769      3,905         734    12/30/93    1978
Colorado Springs     CO      245     5,236         --      (3,031)      245      2,205      2,450          --    09/26/97    1972
Delta                CO      167     3,570         --          --       167      3,570      3,737         294    09/26/97    1963
Canon City           CO      292     6,228         --      (3,512)      292      2,716      3,008          --    09/26/97    1970
Cheshire             CT      520     7,380      1,559      (5,712)      520      3,227      3,747         270    11/01/87    1963
Waterbury            CT    1,003     9,023        915      (5,694)    1,003      4,244      5,247         900    05/11/92    1974
New Haven            CT    1,681    14,953      1,236     (12,154)    1,681      4,035      5,716       1,101    05/11/92    1971
Deerfield Beach (4)  FL    1,664    14,972        299          --     1,690     15,245     16,935       2,524    05/16/94    1986
Palm Harbor (4)      FL    3,327    29,945        591          --     3,379     30,484     33,863       5,047    05/16/94    1992
Boca Raton (4)       FL    4,404    39,633        799          --     4,474     40,362     44,836       6,682    05/20/94    1994
Port St. Lucie (4)   FL    1,223    11,009        219          --     1,242     11,209     12,451       1,856    05/20/94    1993
Fort Myers (4)       FL    2,349    21,137        419          --     2,385     21,520     23,905       3,430    08/16/94    1984
Marietta             GA      300     2,702         35          --       300      2,737      3,037         372    05/15/96    1967
Dublin               GA      442     3,982         80          --       442      4,062      4,504         552    05/15/96    1968
Glenwood             GA      174     1,564          4          --       174      1,568      1,742         205    05/15/96    1972
College Park         GA      300     2,702         23          --       300      2,725      3,025         388    05/15/96    1985


                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in Thousands)
                                                                     Gross Amount Carried at Close
                     Initial Cost to Company                              of Period 12/31/00
                    ------------------------                         ----------------------------
                                             Costs
                               Buildings  Capitalized                      Buildings                (2)          (3)      Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location         State Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation   Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Mediapolis           IA       94     1,776        251          --        94      2,027      2,121         428    12/30/93    1973
Winterset            IA      111     2,099        493          --       111      2,592      2,703         532    12/30/93    1973
Clarinda             IA       77     1,453        293          --        77      1,746      1,823         362    12/30/93    1968
Pacific Junction     IA       32       306          5          --        32        311        343          48    04/01/95    1978
Council Bluffs       IA      225       893         99          --       225        992      1,217         213    04/01/95    1963
Des Moines           IA      123       627         --          --       123        627        750           9    07/01/00    1965
Glenwood             IA      322     2,098         --          --       322      2,098      2,420          30    07/01/00    1964
Arlington Heights (4)IL    3,621    32,587        534          --     3,665     33,077     36,742       5,204    09/09/94    1986
Ellinwood            KS      130     1,137         53          --       130      1,190      1,320         185    04/01/95    1972
Middleboro           MA    1,771    15,752         --          --     1,771     15,752     17,523       5,762    05/01/88    1970
Worcester            MA    1,829    15,071      1,869          --     1,829     16,940     18,769       7,679    05/01/88    1970
Boston               MA    2,164    20,836      1,978          --     2,164     22,814     24,978       9,799    05/01/89    1968
Hyannis              MA      829     7,463         --          --       829      7,463      8,292       2,756    05/11/92    1972
North Andover        MA      410     3,450         --          --       410      3,450      3,860          40    07/01/00    1973
Farmington           MI      474     3,682         --          --       474      3,682      4,156          48    07/01/00    1969
Howell               MI      703     4,227         --          --       703      4,227      4,930          56    07/01/00    1966
Silver Spring (4)    MD    3,229    29,065        786          --     3,301     29,779     33,080       4,808    07/25/94    1992
St. Joseph           MO      111     1,027        195          --       111      1,222      1,333         215    06/04/93    1976
Tarkio               MO      102     1,938        415          --       102      2,353      2,455         480    12/30/93    1970
Grand Island         NE      119     1,446        369          --       119      1,815      1,934         241    04/01/95    1963
Ainsworth            NE       25       420         --          --        25        420        445          10    07/01/00    1966
Ashland              NE       28     1,823         --          --        28      1,823      1,851          27    07/01/00    1965
Blue Hill            NE       56     1,063         --          --        56      1,063      1,119          15    07/01/00    1967
Central City         NE       21       919         --          --        21        919        940          13    07/01/00    1969
Edgar                NE        1       138         --          --         1        138        139           3    07/01/00    1971
Exeter               NE        4       626         --          --         4        626        630          10    07/01/00    1965
Gretna               NE      267       673         --          --       267        673        940          13    07/01/00    1972
Lyons                NE       13       797         --          --        13        797        810          13    07/01/00    1969
Milford              NE       24       880         --          --        24        880        904          15    07/01/00    1967
Columbus             NE       89       561         --          --        89        561        650           8    07/01/00    1955
Palmer               NE        7       243         --        (250)       --         --         --          --    07/01/00    1975


                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2000
                                                       (Dollars in Thousands)
                                                                     Gross Amount Carried at Close
                     Initial Cost to Company                              of Period 12/31/00
                    ------------------------                         ----------------------------
                                             Costs
                               Buildings  Capitalized                      Buildings                (2)          (3)      Original
                                  and     Subsequent to                       and                Accumulated     Date   Construction
  Location         State Land  Equipment   Acquisition  Impairment  Land   Equipment  Total(1)  Depreciation   Aquired     Date
------------------------------------------------------------------------------------------------------------------------------------
Sutherland           NE       19     1,251         --          --        19      1,251      1,270          18    07/01/00    1970
Utica                NE       21       569         --          --        21        569        590           8    07/01/00    1966
Waverly              NE      529       686         --          --       529        686      1,215          13    07/01/00    1989
Burlington           NJ    1,300    11,700          7          --     1,300     11,707     13,007       1,538    09/29/95    1994
Grove City           OH      332     3,081         32          --       332      3,113      3,445         586    06/04/93    1965
Canonsburg           PA    1,499    13,493        606          --     1,518     14,080     15,598       5,578    03/01/91    1985
Huron                SD       45       968          1          --        45        969      1,014         231    06/30/92    1968
Sioux Falls          SD      253     3,062          4          --       253      3,066      3,319         733    06/30/92    1960
Huron                SD      144     3,108          4          --       144      3,112      3,256         742    06/30/92    1968
Bellaire (4)         TX    1,223    11,010        177          --     1,238     11,172     12,410       1,850    05/16/94    1991
Virginia Beach (4)   VA      881     7,926        141          --       893      8,055      8,948       1,334    05/16/94    1990
Charlottesville (4)  VA    2,936    26,422        471          --     2,976     26,853     29,829       4,391    06/17/94    1991
Arlington (4)        VA    1,859    16,734        296          --     1,885     17,004     18,889       2,745    07/25/94    1992
Seattle              WA      256     4,869         67          --       256      4,936      5,192       1,092    11/01/93    1964
Brookfield           WI      834     3,849      8,014      (6,552)      834      5,311      6,145         545    12/28/90    1964
Clintonville         WI       49     1,625         87          --        30      1,731      1,761         485    12/28/90    1965
Clintonville         WI       14     1,695         38          --        14      1,733      1,747         486    12/28/90    1960
Madison              WI      144     1,633        110          --       144      1,743      1,887         487    12/28/90    1920
Waukesha             WI       68     3,452      2,232          --        68      5,684      5,752       1,342    12/28/90    1958
Milwaukee            WI      277     3,883         --          --       277      3,883      4,160         997    03/27/92    1969
Milwaukee            WI      232     1,368          1      (1,294)      232         75        307          64    09/10/98    1970
Pewaukee             WI      984     2,432         --          --       984      2,432      3,416         660    09/10/98    1963
Worland              WY      132     2,503        588          --       132      3,091      3,223         619    12/30/93    1970
Laramie              WY      191     3,632        199          --       191      3,831      4,022         835    12/30/93    1964
                         ------------------------------------------------------------------------------------
Grand Totals             $59,506  $540,275    $31,813    ($38,199)  $60,060   $533,335   $593,395    $106,681
                         ====================================================================================

(1)  Aggregate cost for federal income tax purposes is approximately $649,201.
(2)  Depreciation is provided for on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.
(3)  Includes acquisition dates of HRPT Properties Trust, our predecessor.
(4)  These properties are collateral for our $270 million revolving credit facility.

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation during the period:




                                     Real Estate and      Accumulated
                                        Equipment        Depreciation
                                     ---------------    ---------------
Balance at January 1, 1998            $ 720,987           $  74,213
   Additions                             11,406              20,403
                                      ---------           ---------
Balance at December 31, 1998            732,393              94,616
   Additions                                 --              22,247
   Impairment                           (23,654)             (8,154)
                                      ---------           ---------
Balance at December 31, 1999            708,739             108,709
   Additions                             30,169              20,140
   Disposals                           (130,968)            (17,273)
   Impairment                           (14,545)             (4,895)
                                      ---------           ---------
Balance at December 31, 2000          $ 593,395           $ 106,681
                                      =========           =========




                                                   SENIOR HOUSING PROPERTIES TRUST
                                                             SCHEDULE IV
                                                    MORTGAGE LOANS ON REAL ESTATE
                                                          December 31, 2000
                                                       (Dollars in Thousands)



                                                                                                             Principal Amount of
                                                                                                              Loans Subject to
                                Final                                 Face Value of  Carrying Value of    Delinquent Principal or
Location    Interest Rate   Maturity Date    Periodic Payment Terms      Mortgage         Mortgage                Interest
----------------------------------------------------------------------------------------------------------------------------------
None








         Reconciliation of the carrying amount of mortgage loans during the period:

Balance at January 1, 1998                                             $ 38,134
   Collections of principal                                                (308)
                                                                       --------
Balance at December 31, 1998                                             37,826
   Collections of principal                                                (387)
   Loan loss reserve                                                    (14,500)
                                                                       --------
Balance at December 31, 1999                                             22,939
   Mortgage cancellations, net of loan loss reserve                     (22,939)
                                                                       --------
Balance at December 31, 2000                                                $--
                                                                       ========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SENIOR HOUSING PROPERTIES TRUST

                             By:    /s/ David J. Hegarty
                                    David J. Hegarty
                                    President and Chief Operating Officer
                                    Dated:  April 2, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----

/s/ David J. Hegarty                President and Chief            April 2, 2001
David J. Hegarty                        Operating Officer


/s/ John R. Hoadley                 Controller and Chief           April 2, 2001
John R. Hoadley                         Accounting Officer


/s/ Bruce M. Gans, M.D.             Trustee                        April 2, 2001
Bruce M. Gans, M.D.


/s/ Arthur G. Koumantzelis          Trustee                        April 2, 2001
Arthur G. Koumantzelis


/s/ John L. Harrington              Trustee                        April 2, 2001
John L. Harrington


/s/ Gerard M. Martin                Trustee                        April 2, 2001
Gerard M. Martin


/s/ Barry M. Portnoy                Trustee                        April 2, 2001
Barry M. Portnoy