Form 10-Q
period 2001-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2001-05-15
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Number of Common Shares outstanding at May 11, 2001:
           25,917,600 shares of beneficial interest, $0.01 par value.

                                          SENIOR HOUSING PROPERTIES TRUST

                                                     FORM 10-Q

                                                   MARCH 31, 2001

                                                       INDEX


                                                                                                                  Page
                                                                                                                  ----

PART I       Financial Information

Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                                      1

             Consolidated Statements of Income - Three Months Ended March 31, 2001 and 2000                          2

             Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000                      3

             Notes to Consolidated Financial Statements                                                              4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             12

PART II      Other Information

Item 5.      Other Items                                                                                            13

Item 6.      Exhibits and Reports on Form 8-K                                                                       13

             Certain Important Factors                                                                              14

             Signatures                                                                                             15



                                      SENIOR HOUSING PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands, except per share amounts)


                                                                         March 31,           December 31,
                                                                           2001                 2000
                                                                       -------------        -------------
                                                                        (unaudited)            (Note 2)

ASSETS
Real estate properties, at cost:
    Land                                                                $  60,060             $  60,060
    Buildings and improvements                                            536,837               533,335
                                                                        ---------             ---------
                                                                          596,897               593,395
    Less accumulated depreciation                                         111,633               106,681
                                                                        ---------             ---------
                                                                          485,264               486,714

Cash and cash equivalents                                                  13,718                   515
Accounts receivable, net                                                   56,736                 3,166
Net investment in facilities' operations                                       --                29,046
Other assets                                                               13,585                11,132
                                                                        ---------             ---------
                                                                        $ 569,303             $ 530,573
                                                                        =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                      $ 105,000             $  97,000
Prepaid rent                                                                7,681                    56
Security deposits                                                           1,135                   235
Distribution payable                                                           --                 7,775
Accounts payable and accrued expenses of facilities' operations            17,385                    --
Other liabilities                                                          12,239                 3,197

Commitments and contingencies                                                  --                    --

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      25,916,100 shares issued and outstanding                                259                   259
    Additional paid-in capital                                            444,638               444,638
    Cumulative net income                                                  41,509                38,673
    Cumulative distributions                                              (62,323)              (62,323)
    Unrealized gain on investment                                           1,780                 1,063
                                                                        ---------             ---------
      Total shareholders' equity                                          425,863               422,310
                                                                        ---------             ---------
                                                                        $ 569,303             $ 530,573
                                                                        =========             =========



                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                (amounts in thousands, except per share amounts)
                                   (unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                    -------------    -----------

Revenues:
    Rental income                                     $11,131            $18,060
    Facilities' operations                             57,354                 --
    Interest and other income                             237                537
                                                      -------            -------
      Total revenues                                   68,722             18,597
                                                      -------            -------

Expenses:
    Interest                                            2,160              4,475
    Depreciation                                        4,742              5,175
    Facilities' operations                             55,978                 --
    General and administrative
    - Recurring                                         1,045              1,387
    - Related to foreclosures
      and lease terminations                            1,961                 --
                                                      -------            -------
      Total expenses                                   65,886             11,037
                                                      -------            -------


Net income                                            $ 2,836            $ 7,560
                                                      =======            =======


Weighted average shares outstanding                    25,916             26,002
                                                      =======            =======

Basic and diluted earnings per share:

    Net income                                        $  0.11            $  0.29
                                                      =======            =======





                             See accompanying notes


                                           SENIOR HOUSING PROPERTIES TRUST


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (dollars in thousands)
                                                     (unaudited)
                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2001              2000
                                                                                        -----------       ----------

Cash flows from operating activities:
   Net income                                                                            $  2,836         $  7,560
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Depreciation                                                                         4,742            5,175
       Changes in assets and liabilities:
             Other assets                                                                    (489)          (2,482)
             Accounts receivable, net                                                      (6,047)              --
             Prepaid rent                                                                   7,625             (317)
             Security deposits                                                                900               --
             Accounts payable and accrued expenses of facilities' operations               (1,925)              --
             Other liabilities                                                               (949)           1,265
                                                                                         --------         --------
       Cash provided by operating activities                                                6,693           11,201
                                                                                         --------         --------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                                      --           12,178
   Equipment purchases                                                                       (893)              --
                                                                                         --------         --------
       Cash (used for) provided by investing activities                                      (893)          12,178
                                                                                         --------         --------

Cash flows from financing activities:
   Repayments on borrowings                                                                (5,000)         (12,000)
   Proceeds from borrowings                                                                13,000               --
   Distributions to shareholders                                                           (7,775)         (15,600)
                                                                                         --------         --------
       Cash provided by (used for) financing activities                                       225          (27,600)
                                                                                         --------         --------

Increase (decrease) in cash and cash equivalents                                            6,025           (4,221)
Cash and cash equivalents at beginning of period                                              515           17,091
Cash and cash equivalents at facilities' operations, beginning of period                    7,178               --
                                                                                         --------         --------
Cash and cash equivalents at end of period                                               $ 13,718         $ 12,870
                                                                                         ========         ========

Supplemental cash flow information:
   Interest paid                                                                         $  2,892         $  4,227
                                                                                         ========         ========


                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust ("Senior Housing"), a Maryland real estate investment trust, was organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in Senior Housing to HRPT shareholders. At March 31, 2001, Senior Housing and its subsidiaries (collectively the "Company") owned 86 properties in 23 states. Of these properties, 28 were leased to third party operators, 57 were operated for the Company's account and one property was closed.

Note 2.  Interim Financial Statements

These quarterly financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2000, has been derived from the December 31, 2000, audited financial statement.

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. In January and February 2000, two of the Company's larger tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS"), filed for bankruptcy. During 2000, the Company entered settlements with these tenants pursuant to which the operations of nursing homes were transferred from Mariner and IHS to the Company. Although the settlements as approved by the Bankruptcy Courts in the Mariner and IHS cases have financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including the Company's obtaining health regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes. Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, the Company reported the results of these nursing home operations using the equity method of accounting through December 31, 2000. Working capital invested in these nursing home operations was included in Net Investment in Facilities' Operations in the Company's Consolidated Balance Sheets and net income from these nursing homes was reported as Other Real Estate Income in the Company's Consolidated Statements of Income.

                         SENIOR HOUSING PROPERTIES TRUST

                                   (Unaudited)

During the first quarter of 2001, the Company obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations. Accordingly, the Company consolidated the nursing home operations effective January 1, 2001. On a proforma basis, assuming the nursing home operations had been consolidated with the Company's other subsidiaries as of December 31, 2000, the consolidated comparative balance sheets would have been (dollars in thousands):

                                                        March 31,   December 31,
                                                          2001          2000
                                                     ------------   ------------
Assets
Real estate properties, at cost                         $596,897        $596,004
Less accumulated depreciation                            111,633         106,891
                                                        --------        --------
                                                         485,264         489,113

Cash and cash equivalents                                 13,718           7,693
Accounts receivable, net                                  56,736          50,690
Other assets                                              13,585          12,367
                                                        --------        --------
                                                        $569,303        $559,863
                                                        ========        ========

Liabilities and Shareholders' Equity
Bank notes payable                                      $105,000        $ 97,000
Prepaid rent                                               7,681              56
Security deposits                                          1,135             235
Distribution payable                                          --           7,775
Accounts payable and accrued expenses of facilities'
operations                                                17,385          19,310
Other liabilities                                         12,239          13,177
Total shareholders' equity                               425,863         422,310
                                                        --------        --------
                                                        $569,303        $559,863
                                                        ========        ========

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. Senior Housing has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"), which are effective for fiscal years beginning after June 15, 2000. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Effective January 1, 2001, the Company adopted the provisions of FAS 133, as amended by FAS 138. As required by its revolving bank credit facility, the Company purchased an interest rate cap agreement on its current debt. At March 31, 2001, the value of the agreement was zero and the adoption of FAS 133 has had no effect on the Company's financial statements.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

                         SENIOR HOUSING PROPERTIES TRUST

                                   (Unaudited)

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2001 and 2000 (dollars in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   -----------      -----------

Net income                                            $2,836           $7,560
Other comprehensive income:
    Change in unrealized gain on
       investment                                        717               --
                                                      ------           ------
Comprehensive income                                  $3,553           $7,560
                                                      ======           ======

Note 5.  Tenant Default

The Company previously leased a nursing facility to Sun Healthcare Group, Inc. ("Sun"), which was subleased to a regional operator in Washington State. Sun filed for bankruptcy in October 1999. Sun and this subtenant both defaulted on their rental obligations to the Company. The Company entered a new lease directly with the regional operator during the second quarter of 2001, effective as of March 1, 2001. The new lease arrangement with this regional operator requires that accumulated rental arrearages be paid over two years with interest and that current rent be paid at the rate of approximately $800,000 per year.

Note 6.  Bankrupt Tenants

On June 22, 2000, Multicare, Inc., a non-consolidated subsidiary of Genesis Health Ventures, Inc. ("Multicare"), filed for bankruptcy. Multicare leases one property from the Company and the annual rent from this property is $1.5 million. As part of the Company's settlement with IHS described in Note 3 above, IHS remained a tenant for one property at annual rent of $1.2 million. IHS is currently in bankruptcy proceedings and the continuation of this rental arrangement has been approved by the Bankruptcy Court. As of April 30, 2001, both Multicare and IHS are current on their rent obligations to the Company.

Note 7.  Unrealized Gain on Investment

As of March 31, 2001, the Company owned one million HRPT common shares, which are carried at fair market value in Other Assets. The Unrealized Gain On Investment shown on the balance sheet represents the difference between their market prices on the date they were received from a former tenant ($6.50 per share) and on March 31, 2001 ($8.28 per share).

Note 8.  Segment Information

As a result of transactions with bankrupt former tenants and the Company's receipt of the applicable licenses and contracts to operate the facilities discussed in Note 3, the Company now has two reportable segments; leasing and facility operations. Revenues of the leasing activities are derived from rental agreements for properties that are triple net leased to third party operators. Revenues of the facility operations are derived from services provided to patients at the healthcare facilities operated for the Company's account. Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities' operations. The following table is a summary of these reportable segments as of and for the period ended

                         SENIOR HOUSING PROPERTIES TRUST

                                   (Unaudited)

March 31, 2001. Because the Company only operated in one segment for the three months ended March 31, 2000, a comparative table is not presented (dollars in thousands):

                                                   Three Months Ended March 31, 2001
                                       ------------------------------------------------------
                                                     Facilities'
                                         Leasing      Operations     Unallocated       Total
                                       ------------------------------------------------------
Revenues                                 $ 11,131      $ 57,354       $    237       $ 68,722
Interest expense                               --            --          2,160          2,160
Depreciation                                3,282         1,460             --          4,742
Facilities' operations                         --        55,978             --         55,978
General administrative
   -  Recurring                            1,045             --             --          1,045
   -  Related to foreclosures
      and  lease terminations                 --             --          1,961          1,961
                                       ------------------------------------------------------
Net income                               $  6,804           (84)      $ (3,884)      $  2,836
                                       ======================================================

Real estate investments                  $448,562      $148,335                      $596,897
Cash                                        9,149         4,569                        13,718
Accounts receivable, net                    1,314        55,422                        56,736
Other assets                               12,483         1,102                        13,585

Note 9.  Indebtedness

The Company has a $270 million, interest only, revolving, secured bank credit facility. The credit facility matures in 2002. The interest rate is LIBOR plus a premium (7.17% at March 31, 2001). The credit facility is available for acquisitions, working capital and for general business purposes. As of March 31, 2001, $105 million was outstanding and $165 million was available for drawing under the credit facility.

Note 10.  Shareholders' Equity

On January 24, 2001, the Company paid a distribution to shareholders of $0.30 per share, or $7.8 million. On April 3, 2001, the Company declared a distribution of $0.30 per share, or $7.8 million, which will be paid to shareholders on or about May 20, 2001.

Note 11.  Contingencies

A substantial majority of the revenues at the nursing homes now operated for the Company's account is received from the Federal Medicare program and from various state Medicaid programs. Until the Company received the required licenses and contracts to operate these nursing homes, billings for patients at these facilities were made through Mariner and IHS as licensees, respectively. As of March 31, 2001, approximately $19 million received by IHS and Mariner since July 1, 2000, which is due to the Company is included on the Company's Consolidated Balance Sheets in Accounts Receivable. At May 10, 2001, a receivable balance of approximately $14 million remained due from IHS and Mariner. The Company believes these funds will be paid by Mariner and IHS pursuant to their contractual obligations approved by the Bankruptcy Courts. However, IHS and Mariner remain in bankruptcy proceedings and their record keeping and payment processing has not always been timely.

Eight nursing homes delivered to the Company by IHS in 2000 were not previously owned or mortgaged by the Company. These properties were transferred to the Company by IHS as partial compensation for its defaults under leases and mortgages. Because these properties were not owned or mortgaged by the Company they do not constitute foreclosure property under Internal Revenue Code ("IRC") provisions which permit REITs to operate nursing homes. To comply with laws applicable to REITs, these nursing homes were operated during 2000 by corporations which were 99% beneficially owned by the Company and 1% beneficially owned by the Company's Managing Trustees, Barry M. Portnoy and Gerard M. Martin, who also controlled 100% of the voting power of these corporations. On January 1, 2001, the laws concerning the Company's ability to own and operate these

                         SENIOR HOUSING PROPERTIES TRUST

                                   (Unaudited)

properties changed and the Company purchased Messrs. Portnoy and Martin's ownership interests in these entities. The Company has applied for an Internal Revenue Service ruling in order to clarify its ability to continue operating these properties which were received as compensation for losses it suffered as a result of IHS' bankruptcy. If this revenue ruling is denied, the Company may have to lease or sell these properties with possible adverse financial consequences.

Under IRC laws applicable to REITs, after a 90 day transition period, the Company is required to engage a third party contractor to manage the nursing home operations which it acquired from Mariner and IHS. Also, under IRC laws applicable to REITs, the Company may continue to operate nursing homes which are categorized as "foreclosure properties" for up to three years (subject to extensions in certain circumstances). Messrs. Martin and Portnoy organized Five Star Quality Care, Inc. ("Five Star") to serve as an independent contractor to operate nursing homes for the Company. If Five Star is unable to continue managing these nursing homes, the Company may be unable to find a qualified operator to assume these management responsibilities, and, in those circumstances, the Company may lose its IRC status as a REIT or otherwise suffer adverse financial consequences. Similarly, if the Company is unable to sell or lease these properties to a financially qualified operator within applicable time periods, the Company may cease to be a REIT or otherwise suffer adverse financial consequences.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2001 and 2000. This discussion includes references to Funds from Operations ("FFO"). FFO is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary and non-recurring items, plus depreciation and amortization and expected percentage rents. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The way we calculate FFO may not be comparable to FFO reported by other REITs that define the term differently. For example, we do not include proceeds of land sales in FFO although some REITs do, and we add expected percentage rent to FFO in certain periods although some REITs do not. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

The increases in total revenues and total expenses for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, are primarily the result of the required account for facilities' operations which, during the 2001 period were operated for our account. During the first quarter of 2000, we owned only properties leased to third parties and mortgage investments and therefore we only had rental and interest income and expenses related to investments in leased and mortgaged properties.

For the three months ended March 31, 2001, compared to the three months ended March 31, 2000, rental income decreased to $11.1 million from $18.1 million. This decrease is primarily due to the sale of seven properties in 2000 and the tenant bankruptcies and the settlements which terminated leases and assigned operations to us or our nominees.

Interest expense was $2.3 million lower in 2001 compared to 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. Depreciation expense decreased in 2001 by $443,000 due to the sale of seven properties in 2000, a reduction in asset values as a result of impairment losses recorded in 2000 and the net effect of the assets disposed of versus the assets acquired from the settlement agreements with our bankrupt former tenants. Recurring general and administrative expense decreased by $342,000 primarily due to the impact of the sale of properties in 2000. During 2001, we incurred nonrecurring general and administrative costs totaling approximately $2 million in connection with the establishment of operating systems for foreclosed properties. Similar types of start-up charges are expected in the second quarter of 2001, but are expected to materially decline thereafter.

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following chart summarizes changes to our portfolio of leased properties and to our rental revenues resulting from property sales, tenant bankruptcies and the settlements during the three months ended March 31, 2001, and the comparable period in 2000:

                                                        Three Months Ended March 31,
                                                          (dollars in thousands)
                                                    2001                           2000
                                            -----------------------------------------------------
                                              No. of                      No. of
                Tenant                      Properties    Revenues      Properties       Revenues
                ------                      ----------    --------      ----------       --------
Marriott International, Inc.                    14         $7,013            14           $7,011
Brookdale Living Communities, Inc.              --             --             4            2,782
Genesis Health Ventures,
Inc./Multicare Companies, Inc.                   1            370             1              364
Two private company tenants                      2            175             2              164
Sun Healthcare Group, Inc.:
   -    Frontier Group (subtenant)              --             --             3              360
   -    One subtenant                            1            202             1              171
Mariner Post-Acute Network, Inc.                --             --            26(1)         3,906
   -    Two subtenants                           4            553            --               --
Integrated Health Services, Inc.                 1            300            39(1)         3,302
HEALTHSOUTH Corporation                          5          2,518            --               --

                                            ----------------------------------------------------
Totals                                          28        $11,131            90          $18,060
                                            ----------------------------------------------------

      (1)Some of the Mariner and IHS facilities that were leased in 2000 are now being operated for our account.

With regard to facilities' operations, there are no comparative results to the first quarter of 2000 since no facilities were operated for our account during the earlier period. However, our net operating income, calculated as Facilities' Operations Revenues less Facilities' Operations Expenses has increased from the fourth quarter of 2000 by $84,000. In the fourth quarter of 2000, our net operating income was presented as Other Real Estate Income. The table below shows these comparable results of the operations (dollars in thousands):

                                                    Three Months Ended
                                       March 31, 2001        December 31, 2000
                                     ----------------     --------------------
Facilities' operations revenues         $57,354                $58,944
Facilities' operations expenses          55,978                 57,652
                                     ----------------     --------------------
Net                                      $1,376                 $1,292
                                     ================     ====================


The decreases in net patient revenues and patient operating expenses are primarily due to there being two less days of operations for the three months ended March 31, 2001, as compared to the three months ended December 31, 2000 and the closure of one nursing home during the fourth quarter of 2000.

Net income was $2.8 million ($0.11 per share) in the three months ended March 31, 2001, as compared to $7.6 million ($0.29 per share) in the three months ended March 31, 2000. This decrease in net income is primarily the consequence of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and sales of properties in 2000.

FFO for the three months ended March 31, 2001, was $10.3 million, or $0.40 per share, compared to $13.3 million, or $0.51 per share, for the same period in 2000. The decrease of $3 million, or $0.11 per share, is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily

                         SENIOR HOUSING PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

equal funds from operations as cash flows are affected by factors not included in the funds from operations calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have a $270 million, interest only, secured, revolving bank credit facility. The interest rate is LIBOR plus a premium (7.17% per annum at March 31, 2001). The credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this credit facility until its maturity in September 2002. At March 31, 2001, there was $105 million drawn under this facility and $165 million available for borrowing.

On May 7, 2001, we filed a shelf registration statement for the issuance of up to $500 million of equity and debt securities. When this becomes effective, we may be able to raise capital on an expedited basis in the future.

At March 31, 2001, we had cash and cash equivalents of $13.7 million. For the three months ended March 31, 2001 and 2000: cash provided by operating activities was $6.7 million and $11.2 million, respectively; cash (used for) provided by investing activities was ($893,000) and $12.2 million, respectively; and cash provided by (used for) financing activities was $225,000 and ($27.6 million), respectively. The working capital required for our operations, including facilities' operations, has been provided by our operations and by drawings under our credit facility. We believe that our current cash, cash equivalents, future cash from operating activities and availability under our credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution to shareholders of $7.8 million, or $0.30 per share, for the quarter ended March 31, 2001, which we will pay on or about May 20, 2001.

Impact of Inflation

Inflation might have both positive and negative impacts upon our business. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Similarly, inflation may tend to increase patient revenues and Medicare and Medicaid rates at the facilities which are operated for our account. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase and wages and other operating costs at the operated facilities to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact has an adverse impact upon operating income. We do not believe it will be possible to eliminate the adverse impact of rapid inflation upon the results of the facilities' operations conducted for our account. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation we have purchased an interest rate cap agreement and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these arrangements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Seasonality

Nursing home operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods nursing home patients are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, nursing home operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have any impact upon the ability of our tenants to pay our rent. We do not expect these seasonal differences to have a material impact on the financial results at the nursing homes operated for our account, but such seasonable differences may be noticed.

                         SENIOR HOUSING PROPERTIES TRUST


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. Because interest on all our outstanding debt is at a floating rate, changes in interest rates will not affect the value of our outstanding debt instruments. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $105 million at March 31, 2001, was 7.17% per annum. An immediate 10% change in that interest rate, or 71.7 basis points, would increase or decrease our costs by approximately $756,000, or $0.03 per share per year:

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                     Total
                                                                     Interest
                            Interest Rate       Outstanding       Expense Per
                               Per Year            Debt               Year
                           ---------------    --------------     -------------
At March 31, 2001                7.17%           $105,000            $7,529
10% reduction                    6.45%           $105,000            $6,773
10% increase                     7.89%           $105,000            $8,285

The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 71.7 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars and all of our current borrowings are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR.

During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As required by our revolving bank credit facility, we have purchased an interest rate cap agreement for a notional amount of $200 million to protect against LIBOR increases above 8% through December 10, 2001. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

                         SENIOR HOUSING PROPERTIES TRUST


Part II.          Other Information

Item 5.  Other Items

Ratio of Earnings to Fixed Charges - Our consolidated ratio of earnings to fixed charges for the quarter ended March 31, 2001 was 2.3x.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.1  Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated February 12, 2001, as amended by Current Report on Form 8-K/A dated February 14, 2001 (Items 2 and 7).

                         SENIOR HOUSING PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

THIS QUARTERLY REPORT ON FORM 10Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO OUR ABILITY TO SUCCESSFULLY OPERATE NURSING HOMES, OUR ABILITY TO CONTINUE OPERATING NURSING HOMES AND REMAIN A REIT AND TO PAY DISTRIBUTIONS, OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO MEET OUR OPERATING EXPENSES, INTEREST AND TO MAKE DISTRIBUTIONS, THE IMPACT OF SEASONAL FACTORS ON OUR BUSINESS AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED. WE MAY BE UNABLE TO OPERATE NURSING HOMES IN A FINANCIALLY SUCCESSFUL MANNER, TO CONTINUE TO QUALIFY AS A REIT OR TO MAKE FUTURE DISTRIBUTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING THE COMPANY, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH THE COMPANY, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SENIOR HOUSING PROPERTIES TRUST


                                  By: /s/ David J. Hegarty
                                      David J. Hegarty
                                      President, Chief Operating Officer and
                                      Chief Financial Officer
                                      Dated:  May 14, 2001




                                  By: /s/ John R. Hoadley
                                      John R. Hoadley
                                      Controller and Chief Accounting Officer
                                      Dated:  May 14, 2001