Form 10-Q
period 2001-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2001-08-10
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

             Number of Common Shares outstanding at August 8, 2001:
           29,374,700 shares of beneficial interest, $0.01 par value.



                                            SENIOR HOUSING PROPERTIES TRUST

                                                       FORM 10-Q

                                                     JUNE 30, 2001

                                                         INDEX

                                                                                                                   Page

PART I       Financial Information

Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                                       1

             Consolidated Statements of Income - Three and Six Months Ended June 30, 2001 and 2000                   2

             Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000                         3

             Notes to Consolidated Financial Statements                                                              4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                  10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             14

PART II      Other Information

Item 2.      Changes in Securities and Use of Proceeds                                                              15

Item 4.      Submission of Matters to a Vote of Security Holders                                                    15

Item 5.      Other Information                                                                                      15

Item 6.      Exhibits and Reports on Form 8-K                                                                       15

             Certain Important Factors                                                                              16

             Signatures






                                          SENIOR HOUSING PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands, except per share amounts)


                                                                                 June 30,             December 31,
                                                                                   2001                   2000
                                                                                -----------           ------------
                                                                                (unaudited)             (Note 2)

ASSETS
Real estate properties, at cost:
    Land                                                                         $  60,060              $  60,060
    Buildings and improvements                                                     538,466                533,335
                                                                                 ---------              ---------
                                                                                   598,526                593,395
    Less accumulated depreciation                                                  116,567                106,681
                                                                                 ---------              ---------
                                                                                   481,959                486,714

Cash and cash equivalents                                                            5,554                    515
Accounts receivable, net                                                            49,741                  3,166
Net investment in facilities' operations                                                --                 29,046
Other assets                                                                        20,442                 11,132
                                                                                 ---------              ---------
                                                                                 $ 557,696              $ 530,573
                                                                                 =========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                               $  74,000              $  97,000
Prepaid rent                                                                         8,520                     56
Security deposits                                                                    1,520                    235
Distribution payable                                                                    --                  7,775
Accounts payable and accrued expenses of facilities' operations                     15,575                     --
Other liabilities                                                                   10,774                  3,197
                                                                                 ---------              ---------
Total liabilities                                                                  110,389                108,263

Mandatorily  redeemable  preferred  securities of a subsidiary whose sole assets are the Company's junior subordinated debentures due
2041 ("Trust Preferred Securities")                                                 25,000                     --

Commitments and contingencies

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      25,917,600 shares issued and outstanding                                         259                    259
    Additional paid-in capital                                                     444,656                444,638
    Cumulative net income                                                           44,259                 38,673
    Cumulative distributions                                                       (70,097)               (62,323)
    Unrealized gain on investment                                                    3,230                  1,063
                                                                                 ---------              ---------
      Total shareholders' equity                                                   422,307                422,310
                                                                                 ---------              ---------
                                                                                 $ 557,696              $ 530,573
                                                                                 =========              =========


                             See accompanying notes



                                          SENIOR HOUSING PROPERTIES TRUST


                                         CONSOLIDATED STATEMENTS OF INCOME
                                  (amounts in thousands, except per share amounts)
                                                    (unaudited)



                                               Three Months Ended June 30,            Six Months Ended June 30,
                                            --------------------------------      --------------------------------
                                                2001              2000                2001               2000
                                            -------------    ---------------      -------------    ---------------

Revenues:
    Rental income                             $ 11,084          $ 18,196             $ 22,215          $ 36,256
    Facilities' operations                      55,906                --              113,260                --
    Interest and other income                      252               436                  489               973
                                              --------          --------             --------          --------
      Total revenues                            67,242            18,632              135,964            37,229
                                              --------          --------             --------          --------

Expenses:
    Interest                                     1,840             3,924                4,000             8,399
    Distributions on Trust Preferred
     Securities of subsidiary trust                 62                --                   62                --
    Depreciation                                 4,934             5,142                9,676            10,317
    Facilities' operations                      54,387                --              110,365                --
    General and administrative
    - Recurring                                  1,063             1,428                2,108             2,815
    - Related to foreclosures
      and lease terminations                     2,206               870                4,167               870
                                              --------          --------             --------          --------
      Total expenses                            64,492            11,364              130,378            22,401
                                              --------          --------             --------          --------


Net income                                    $  2,750          $  7,268             $  5,586          $ 14,828
                                              ========          ========             ========          ========


Weighted average shares
outstanding                                     25,917            26,002               25,917            26,002
                                              ========          ========             ========          ========

Basic and diluted earnings per
share:

    Net income                                $   0.11          $   0.28             $   0.22          $   0.57
                                              ========          ========             ========          ========





                             See accompanying notes



                                             SENIOR HOUSING PROPERTIES TRUST


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (dollars in thousands)
                                                       (unaudited)
                                                                                            Six Months Ended June 30,
                                                                                       ---------------------------------
                                                                                           2001                  2000
                                                                                       -----------            ----------

Cash flows from operating activities:
   Net income                                                                            $  5,586              $ 14,828
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Depreciation                                                                         9,676                10,317
       Changes in assets and liabilities:
             Other assets                                                                  (5,005)               (4,728)
             Accounts receivable, net                                                         949                    --
             Prepaid rent                                                                   8,464                  (724)
             Security deposits                                                              1,285                    --
             Accounts payable and accrued expenses of facilities' operations               (3,735)                   --
             Other liabilities                                                             (2,425)                3,209
                                                                                         --------              --------
       Cash provided by operating activities                                               14,795                22,902
                                                                                         --------              --------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                                      --                12,178
   Equipment purchases                                                                     (2,522)                   --
                                                                                         --------              --------
       Cash (used for) provided by investing activities                                    (2,522)               12,178
                                                                                         --------              --------

Cash flows from financing activities:
   Issuance of trust preferred securities                                                  25,000                    --
   Repayments on borrowings                                                               (45,000)              (22,000)
   Proceeds from borrowings                                                                22,000                 4,000
   Deferred financing costs incurred                                                         (863)                   --
   Distributions to shareholders                                                          (15,549)              (23,401)
                                                                                         --------              --------
   Cash used for financing activities                                                     (14,412)              (41,401)
                                                                                         --------              --------

Decrease in cash and cash equivalents                                                      (2,139)               (6,321)
Cash and cash equivalents at beginning of period                                              515                17,091
Cash and cash equivalents at facilities' operations, beginning of period                    7,178                    --
                                                                                         --------              --------
Cash and cash equivalents at end of period                                               $  5,554              $ 10,770
                                                                                         ========              ========

Supplemental cash flow information:
   Interest paid                                                                         $  4,874              $  8,208
                                                                                         ========              ========




                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust (together with its subsidiaries, the "Company"), a Maryland real estate investment trust, was organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in the Company (13,190,763 shares) to HRPT shareholders. At June 30, 2001, the Company owned 86 properties in 23 states. Of these properties, 28 were leased to third party operators, 56 were operated for the Company's account and two properties were closed.

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

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. In January and February 2000, two of the Company's larger tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS"), filed for bankruptcy. During 2000, the Company entered settlements with these tenants pursuant to which the operations of nursing homes were transferred from Mariner and IHS to the Company. Although the settlements as approved by the Bankruptcy Courts in the Mariner and IHS cases have financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including the Company's obtaining health regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes. Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, the Company reported the results of these nursing home operations using the equity method of accounting from July 1, 2000 through December 31, 2000. Working capital invested in these nursing home operations was included in Net Investment in Facilities' Operations in the Company's Consolidated Balance Sheets and net income from these nursing homes was reported as Other Real Estate Income in the Company's Consolidated Statements of Income.

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

                                                 June 30,        December 31,
                                                  2001              2000
                                              -------------    ---------------
Assets
Real estate properties, at cost                 $598,526         $596,004
Less accumulated depreciation                    116,567          106,891
                                                --------         --------
                                                 481,959          489,113

Cash and cash equivalents                          5,554            7,693
Accounts receivable, net                          49,741           50,690
Other assets                                      20,442           12,367
                                                --------         --------
                                                $557,696         $559,863
                                                ========         ========

Liabilities and Shareholders' Equity
Bank notes payable                              $ 74,000         $ 97,000
Prepaid rent                                       8,520               56
Security deposits                                  1,520              235
Distribution payable                                  --            7,775
Accounts payable and accrued expenses of
  facilities' operations                          15,575           19,310
Other liabilities                                 10,774           13,177
Trust Preferred Securities                        25,000               --
Total shareholders' equity                       422,307          422,310
                                                --------         --------
                                                $557,696         $559,863
                                                ========         ========

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"), which are effective for fiscal years beginning after June 15, 2000. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Effective January 1, 2001, the Company adopted the provisions of FAS 133, as amended by FAS 138. As required by its revolving bank credit facility, the Company purchased an interest rate cap agreement on its current debt. At June 30, 2001, the value of the agreement was zero and the adoption of FAS 133 has had no effect on the Company's financial statements.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2001 and 2000 (dollars in thousands):

                                        Three Months Ended June 30,         Six Months Ended June 30,
                                      --------------------------------    -----------------------------
                                          2001              2000             2001             2000
                                      --------------    --------------    ------------     ------------
Net income                                $ 2,750          $ 7,268           $ 5,586          $14,828
Other comprehensive income:
    Change in unrealized gain on
       investment                           1,450               --             2,167               --
                                          -------          -------           -------          -------
Comprehensive income                      $ 4,200          $ 7,268           $ 7,753          $14,828
                                          =======          =======           =======          =======


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

Note 6.  Bankrupt Tenants

On June 22, 2000, Multicare, Inc., a non-consolidated subsidiary of Genesis Health Ventures, Inc. ("Multicare"), filed for bankruptcy. Multicare leases one property from the Company for annual rent of $1.5 million. As part of the Company's settlement with IHS described in Note 3 above, IHS remained a tenant for one property for annual rent of $1.2 million. IHS is currently in bankruptcy proceedings and the continuation of this rental arrangement has been approved by the Bankruptcy Court. As of July 31, 2001, both Multicare and IHS are current on their rent obligations to the Company.

Note 7.  Unrealized Gain on Investment

As of June 30, 2001, the Company owned one million HRPT common shares, which are carried at fair market value in Other Assets. The Unrealized Gain On Investment shown on the balance sheets represents the difference between their market prices on the date they were received ($6.50 per share) and the market values on the dates of these balance sheets.

Note 8.  Segment Information

As a result of transactions with bankrupt former tenants and the Company's receipt of the applicable licenses and contracts to operate the facilities discussed in Note 3, the Company now has two reportable segments; leasing and facility operations. Revenues of the leasing activities are derived from rental agreements for properties that are triple net leased to third party operators. Revenues of the facility operations are derived from services provided to patients at the healthcare facilities operated for the Company's account. Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities' operations. The following table is a summary of these reportable segments as of and for the three and six months ended

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

June 30, 2001. Because the Company only operated in one segment for the three and six months ended June 30, 2000, a comparative table is not presented (dollars in thousands):

                                                Three Months Ended June 30, 2001
                                       ------------------------------------------------------
                                                      Facilities'
                                         Leasing      Operations     Unallocated      Total
                                       ------------------------------------------------------
Revenues                                $  11,084      $  55,906       $     252    $  67,242
Interest expense                               --             --           1,840        1,840
Distributions on Trust Preferred
     Securities                                --             --              62           62
Depreciation                                3,284          1,650              --        4,934
Facilities' operations                         --         54,387              --       54,387
General administrative
     -  Recurring                           1,063             --              --        1,063
     -  Related to foreclosures and
          lease terminations                   --             --           2,206        2,206
                                        ---------      ---------       ---------    ---------
Net income (loss)                       $   6,737      $    (131)      $  (3,856)   $   2,750
                                        =========      =========       =========    =========

                                                 Six Months Ended June 30, 2001
                                       ------------------------------------------------------
                                                      Facilities'
                                         Leasing      Operations     Unallocated      Total
                                       ------------------------------------------------------
Revenues                                $  22,215      $ 113,260       $     489    $ 135,964
Interest expense                               --             --           4,000        4,000
Distributions on Trust Preferred
     Securities                                --             --              62           62
Depreciation                                6,566          3,110              --        9,676
Facilities' operations                         --        110,365              --      110,365
General administrative
     -  Recurring                           2,108             --              --        2,108
     -  Related to foreclosures and
          lease terminations                   --             --           4,167        4,167
                                        ---------      ---------       ---------    ---------
Net income (loss)                       $  13,541      $    (215)      $  (7,740)   $   5,586
                                        =========      =========       =========    =========


Real estate investments                 $ 448,562      $ 149,694                    $ 598,256
Cash                                          781          4,773                        5,554
Accounts receivable, net                    2,076         47,665                       49,741
Other assets                               14,853          5,589                       20,442

Note 9.  Indebtedness

The Company has a $270 million, interest only, revolving, secured bank credit facility. The credit facility matures in September 2002. The interest rate is LIBOR plus a premium (5.87% at June 30, 2001). The credit facility is available for acquisitions, working capital and for general business purposes. As of June 30, 2001, $74 million was outstanding and $196 million was available for drawing under the credit facility.

Note 10. Manditorily Redeemable Preferred Securities of a Subsidiary Trust Whose Sole Assets are the Company's Junior Subordinated Debentures Due 2041

In June 2001, SNH Capital Trust I (the "Issuer"), a wholly-owned finance subsidiary of the Company, issued 1,000,000 shares of 10.125% quarterly income preferred securities (the "Trust Preferred Securities"), with a liquidation preference of $25 per share, for a total liquidation amount of $25 million. The Trust Preferred Securities represent an undivided beneficial ownership interest in the assets of the Issuer. Proceeds from the issuance of the

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Trust Preferred Securities were used to acquire 10.125% junior subordinated debentures (the "Debentures") due June 15, 2041 issued by the Company. The Issuer exists solely to issue the Trust Preferred Securities and its own common securities and acquire and hold the Debentures, which are its sole assets. The Company owns all of the common securities of the Issuer. The net proceeds from the sale of the Trust Preferred Securities and the Debentures were applied to reduce the Company's outstanding obligations under its revolving bank credit facility. The underwriting commissions and other costs will be deferred and amortized over the 40 year life of the Trust Preferred Securities and the Debentures. The Company can redeem the Debentures for their liquidation value before the maturity in whole or in part on or after June 15, 2006. The Issuer will redeem all of the outstanding Trust Preferred Securities when the Debentures are repaid at maturity. In addition, if the Company redeems any Debentures before their maturity, the Issuer will use the cash it receives on the redemption of the Debentures to redeem, on a proportionate basis, the Trust Preferred Securities and its common securities.

The Company has guaranteed the payments of distributions, redemption amounts and liquidation payments due on the Trust Preferred Securities to the extent the Issuer has funds available for the payments (the "Guarantee"). The obligations of the Company under the Guarantee are subordinate to its obligations to its other creditors to the same extent as the Debentures. The Trust Preferred Securities are shown as "Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Whose Sole Assets are the Junior Subordinated Debentures Due 2041" in the Company's consolidated balance sheets. The Company's obligations relating to the Trust Preferred Securities include obligations to make payments on the Debentures and obligations under the related junior subordinated indenture (as supplemented by the supplemental indenture) of the Company, the Guarantee and the amended and restated trust agreement of the Issuer. Taken together, these obligations represent a full and unconditional guarantee of amounts under the Trust Preferred Securities.

Note 11.  Shareholders' Equity

The Company has reserved 1,300,000 shares of the Company's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). In May 2001, the three Independent Trustees, as part of their annual fee, were each granted 500 common shares under the Award Plan . The shares granted to the Independent Trustees vested immediately. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. At June 30, 2001, 1,295,500 of the Company's common shares remain reserved for issuance under the Award Plan.

On May 20, 2001, the Company paid a distribution to shareholders of $0.30 per share, or $7.8 million.

Note 12.  Contingencies

A substantial majority of the revenues at the nursing homes now operated for the Company's account is received from the federal Medicare program and from various state Medicaid programs. Until the Company received the required licenses and contracts to operate these nursing homes, billings for patients at these facilities were made through Mariner and IHS as licensees, respectively. As of June 30, 2001, approximately $6.7 million received by IHS and Mariner since July 1, 2000, which is due to the Company is included on the Company's Consolidated Balance Sheets in Accounts Receivable. The Company believes these funds will be paid by Mariner and IHS pursuant to their contractual obligations approved by the Bankruptcy Courts. However, IHS and Mariner remain in bankruptcy proceedings and their record keeping and payment processing has not always been timely.

Eight nursing homes delivered to the Company by IHS in 2000 were not previously owned or mortgaged by the Company. These properties were transferred to the Company by IHS as partial compensation for its defaults under leases and mortgages. Because these properties were not owned or mortgaged by the Company they do not constitute foreclosure property under Internal Revenue Code ("IRC") provisions which permit REITs to operate

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

nursing homes. To comply with laws applicable to REITs, these nursing homes were operated during 2000 by corporations which were 99% beneficially owned by the Company and 1% beneficially owned by the Company's Managing Trustees, Barry M. Portnoy and Gerard M. Martin, who also controlled 100% of the voting power of these corporations. On January 1, 2001, the laws concerning the Company's ability to own and operate these properties changed and the Company purchased Messrs. Portnoy and Martin's ownership interests in these entities. The Company has applied for an Internal Revenue Service ruling in order to clarify its ability to continue operating these properties which were received as compensation for losses it suffered as a result of IHS' bankruptcy. If this ruling is denied, the Company may have to lease or sell these properties with possible adverse financial consequences.

Under IRC laws applicable to REITs, after a 90 day transition period, the Company is required to engage a third party contractor to manage the nursing home operations which it acquired from Mariner and IHS. Also, under IRC laws applicable to REITs, the Company may continue to operate nursing homes which are categorized as "foreclosure properties" for up to three years (subject to extensions in certain circumstances). Messrs. Martin and Portnoy organized Five Star Quality Care, Inc. ("Five Star") to serve as an independent contractor to operate nursing homes for the Company. If Five Star is unable to continue managing these nursing homes, the Company may be unable to find a qualified operator to assume these management responsibilities, and, in those circumstances, the Company may lose its IRC status as a REIT or otherwise suffer adverse financial consequences. Similarly, if the Company is unable to sell or lease these properties to a financially qualified operator within applicable time periods, the Company may suffer adverse financial consequences.

Note 13.  Subsequent Events

On July 3 and July 11, 2001, the Company issued a total of 3,445,000 common shares of beneficial interest, for gross proceeds of approximately $44.8 million. The proceeds received net of underwriting commissions and costs of issuance of $2.5 million were applied to reduce the Company's outstanding obligations under its revolving credit facility.

On July 9, 2001, the Company declared a distribution of $0.30 per share, or $7.8 million, which will be paid to shareholders on or about August 21, 2001.

On July 10, 2001, pursuant to the Award Plan, the Company's officers and certain key employees of the Company's advisor, REIT Management & Research Inc., received grants aggregating 12,100 common shares valued at $13.02 per share, the closing price of the common shares on the New York Stock Exchange on July 10, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2001, the Issuer sold 95,750 Trust Preferred Securities for $2.4 million which was invested in Company Debentures pursuant to the underwriters' exercise of an over-allotment option which had been granted pursuant to the transaction described in Note 10 above.

On July 12, 2001, the Company obtained mortgage financing secured by two of its properties in Michigan, which are operated for the Company's own account, for a total of $9.1 million. The mortgages require interest to be paid monthly at prime less a discount. These mortgages mature in July 2002, but the Company has an option to extend these mortgages for an additional 12 months.

On August 9, the Company entered an agreement to acquire 31 senior living communities from Crestline Capital Corporation for approximately $600 million. These communities contain 7,487 living units, a majority of which are independent living apartments. All of these communities are managed under long term contracts by Marriott International, Inc. Because these communities are managed by, but not leased to, Marriott, the Company announced its intention to identify or create a tenant entity in order to maintain its REIT status under applicable IRS rules. The closing of this acquisition is expected to occur in early 2002.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2001 and 2000. This discussion includes references to Funds from Operations ("FFO"). FFO is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary and non-recurring items, plus depreciation and amortization and expected percentage rents. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The way we calculate FFO may not be comparable to FFO reported by other REITs that define the term differently. For example, we do not include proceeds of land sales in FFO although some REITs do, and we add expected percentage rent to FFO in certain periods although some REITs do not. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

The increases in total revenues and total expenses for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, are primarily the result of the accounting for facilities' operations which, during the 2001 period were operated for our account. During the second quarter of 2000, we owned only properties leased to third parties and mortgage investments and therefore we only had rental and interest income and expenses related to investments in leased and mortgaged properties.

For the three months ended June 30, 2001, compared to the three months ended June 30, 2000, rental income decreased to $11.1 million from $18.2 million. This decrease is primarily due to the sale of seven properties in 2000 and the tenant bankruptcies and the settlements which terminated leases and assigned operations to us or our nominees.

Interest expense was $2.1 million lower in 2001 compared to 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. Depreciation expense decreased in 2001 by $208,000 due to the sale of seven properties in 2000, a reduction in asset values as a result of impairment losses recorded in 2000 and the net effect of the assets disposed of versus the assets acquired from our bankrupt former tenants. Recurring general and administrative expense decreased by $365,000 primarily due to the impact of the sale of properties in 2000. During the second quarter of 2001, we incurred nonrecurring general and administrative costs totaling approximately $2.2 million in connection with the establishment of operating systems for foreclosed properties. Similar types of start-up charges are not expected hereafter.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The following chart summarizes changes to our portfolio of leased properties and to our rental revenues resulting from property sales, tenant bankruptcies and the settlements during the three months ended June 30, 2001, and the comparable period in 2000:

                                                                    Three Months Ended June 30,
                                                                       (dollars in thousands)
                                                          2001                                        2000
                                            --------------------------------            -------------------------------
                                               No. of                                     No. of
                  Tenant                     Properties             Revenues            Properties             Revenues
                  ------                     ----------             --------            ----------             --------
Marriott International, Inc.                    14                  $ 7,013                  14                $ 7,012
Brookdale Living Communities, Inc.              --                       --                   4                  2,766
Genesis Health Ventures, Inc.
/Multicare Companies, Inc.                       1                      368                   1                    364
Two private company tenants                      2                      173                   2                    175
Sun Healthcare Group, Inc.:
  -  One subtenant                               1                      217                   1                    171
Mariner Post-Acute Network, Inc.                --                       --                  26(1)               3,906
  -  Two subtenants                              4                      495                  --                     --
Integrated Health Services, Inc.                 1                      300                  39(1)               3,802
HEALTHSOUTH Corporation                          5                    2,518
                                            --------------------------------            -------------------------------
Totals                                          28                  $11,084                  87                $18,196
                                            --------------------------------            -------------------------------

      (1)Some of the Mariner and IHS facilities that were leased in 2000 are now being operated for our account.

With regard to facilities' operations, there are no comparative results to the second quarter of 2000 since no facilities were operated for our account during the earlier period. However, our net operating income, calculated as Facilities' Operations Revenues less Facilities' Operations Expenses has increased from the first quarter of 2001 and the fourth quarter of 2000 by $143,000 and $227,000, respectively. In the fourth quarter of 2000, our net operating income was presented as Other Real Estate Income. The table below shows these comparable results of the operations (dollars in thousands):

                                                                 Three Months Ended
                                      ----------------------------------------------------------------------
                                        June 30, 2001          March 31, 2001          December 31, 2000
                                      -------------------    -------------------    ------------------------
Facilities' operations revenues            $55,906                   $57,354                $58,944
Facilities' operations expenses             54,387                    55,978                 57,652
                                      -------------------    -------------------    ------------------------
Net                                         $1,519                    $1,376                 $1,292
                                      ===================    ===================    ========================

The decreases in net patient revenues and patient operating expenses are primarily due to the closing of one nursing home during the fourth quarter of 2000 and one nursing home at the end of the first quarter of 2001.

Net income was $2.8 million ($0.11 per share) in the three months ended June 30, 2001, as compared to $7.3 million ($0.28 per share) in the three months ended June 30, 2000. This decrease in net income is primarily the consequence of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and sales of properties in 2000.

FFO for the three months ended June 30, 2001, was $10.8 million compared to $14 million for the same period in 2000. The decrease of $3.2 million is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal funds from operations as cash flows are affected by factors not included in the funds from operations calculation, such as changes in assets and liabilities.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

The increases in total revenues and total expenses for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, are primarily the result of the accounting for facilities' operations which were operated for our account during the 2001 period. During the first half of 2000, we owned only properties leased to third parties and mortgage investments and therefore we had only rental and interest income and expenses related to investments in leased and mortgaged properties.

For the six months ended June 30, 2001, compared to the six months ended June 30, 2000, rental income decreased to $22.2 million from $36.3 million. This decrease is primarily due to the sale of seven properties in 2000 and the tenant bankruptcies and the settlements which terminated leases and assigned operations to us or our nominees.

Interest expense was $4.4 million lower in 2001 compared to 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. Depreciation expense decreased in 2001 by $641,000 due to the sale of seven properties in 2000, a reduction in asset values as a result of impairment losses recorded in 2000 and the net effect of the assets disposed of versus the assets acquired in the settlement with our bankrupt former tenants. Recurring general and administrative expense decreased by $707,000 primarily due to the impact of the sale of properties in 2000. During the first six months of 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 in connection with the establishment of operating systems for foreclosed properties; similar types of facilities operations start-up charges are not expected hereafter.

Net income was $5.6 million ($0.22 per share) in the six months ended June 30, 2001, as compared to $14.8 million ($0.57 per share) in the six months ended June 30, 2000. This decrease in net income is primarily the consequence of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and sales of properties in 2000.

FFO for the six months ended June 30, 2001, was $21 million compared to $27.4 million for the same period in 2000. The decrease of $6.4 million is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal funds from operations because cash flows are affected by factors not included in the funds from operations calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have a $270 million, interest only, secured, revolving bank credit facility. The interest rate is LIBOR plus a premium (5.87% per annum at June 30, 2001). The credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this credit facility until its maturity in September 2002. At June 30, 2001, there was $74 million drawn under this facility and $196 million available for borrowing. At August 1, 2001 there was $29 million drawn under this facility and $241 million was available for borrowing.

On May 21, 2001, our shelf registration statement for the issuance of up to $500 million of equity and debt securities was declared effective by the SEC. An effective shelf registration enables us to raise capital on an expedited basis by filing a prospectus supplement with the SEC. At August 1, 2001, $428 million was available to be used under this effective shelf registration statement.

In June 2001, SNH Capital Trust I, a wholly-owned finance subsidiary of the Company, issued 1,000,000 shares of 10.125% quarterly income preferred securities with a liquidation preference of $25 per share, for a total liquidation amount of $25 million. An additional 95,750 of these preferred securities were issued in July 2001, to cover over-allotments, for a total liquidation value of approximately $2.4 million. The preferred securities represent an undivided beneficial ownership interest in the assets of SNH Capital Trust I. Proceeds from the issuance of the preferred securities were used to acquire our 10.125% junior subordinated debentures due June 15, 2041. SNH Capital Trust I exists solely to issue the preferred securities and its own common securities and acquire and hold the

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


debentures, which are its only assets. We used the net proceeds from the sale of the debentures to repay some of our debt outstanding under our revolving bank credit facility.

Subsequent to June 30, 2001, we issued 3,445,000 common shares of beneficial interest, raising net proceeds of approximately $42.3 million. These net proceeds received were used to repay some of our debt outstanding under our revolving credit facility.

Subsequent to June 30, 2001, we obtained mortgage financing of $9.1 million secured by two of our properties in Michigan, which are operated for our own account. The mortgages require interest to be paid monthly at prime less a discount. These mortgages mature in July 2002, but we have the option to extend these mortgages for an additional 12 months.

On August 9, 2001, we entered an agreement with Crestline Capital Corporation to acquire all of the capital stock of a Crestline subsidiary which owns 31 senior living communities with 7,487 living units. The purchase price is approximately $600 million and this acquisition is expected to close in early 2002. Available funding for this acquisition has been identified as follows: approximately $235 million of existing Crestline debt which may be assumed; about $150 million of new indebtedness to be placed by Crestline before closing and which we may assume at closing; and the balance by drawings under our existing bank credit facility. We also have the option to pay up to $25 million of this purchase price with an unsecured, two year note to Crestline at 10% per annum. Some of the Crestline debt which we will assume, the note to Crestline and our bank credit facility may be prepaid. Although we believe we have identified available capital sufficient to fund this acquisition, we are now considering financing alternatives which may provide longer term capital for this purchase; and some alternative long term capital may be raised before or after this acquisition is closed.

At June 30, 2001, we had cash and cash equivalents of $5.6 million. For the six months ended June 30, 2001 and 2000: cash provided by operating activities was $14.8 million and $22.9 million, respectively; cash (used for) provided by investing activities was $(2.5) million and $12.2 million, respectively; and cash used for financing activities was $14.4 million and $41.4 million, respectively. The working capital required for our operations, including our facilities' operations, has been provided by our operations and by drawings under our bank credit facility. We believe that our current cash, cash equivalents, future cash from operating activities and availability under our credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution to shareholders of $7.8 million, or $0.30 per share, for the quarter ended June 30, 2001, which we will pay on or about August 21, 2001.

Impact of Inflation

Inflation might have both positive and negative impacts upon our business. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Similarly, inflation may tend to increase patient revenues and Medicare and Medicaid rates at the facilities which are operated for our account. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase and wages and other operating costs at the operated facilities to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact has an adverse impact upon operating income. We do not believe it will be possible to eliminate the adverse impact of rapid inflation upon the results of the facilities' operations conducted for our account. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we have purchased an interest rate cap agreement and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these arrangements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Seasonality

Nursing home operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods nursing home patients are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home residents which can result in increased costs or discharges to hospitals. As a result of these factors and others,

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

nursing home operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have any impact upon the ability of our tenants to pay our rent. We do not expect these seasonal differences to have a material impact on the financial results at the nursing homes operated for our account, but such seasonable differences may be noticeable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how this exposure is managed in the near future. At June 30, 2001, we had $25 million of the Trust Preferred Securities outstanding, the dividends of which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041. No principal repayments are due on the debentures until maturity. If the debentures were to be refinanced at interest rates which are one percentage point higher, our per annum interest cost would increase $250,000.

Our trust preferred securities are listed on the New York Stock Exchange and their market value is principally determined by supply and demand factors. The market price, if any, of our debentures as of June 30, 2001, may be sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balance outstanding at June 30, 2001, and discounted cash flow analysis, a hypothetical immediate one percentage point change in interest rates would change the fair value of $25 million of our fixed rate debentures by approximately $2.2 million.

Our debentures have provisions that allow us to make repayments earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at high rates by refinancing at lower rates prior to maturity. Our ability to prepay the debentures at par will also effect the change in the fair value of the debentures which would result from a change in interest rates.

Because interest on our revolving credit facility is at a floating rate, changes in interest rates will not affect the value of our revolving credit facility. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our revolving credit facility of $74 million at June 30, 2001, was 5.87% per annum, and an immediate 10% change in that interest rate, or 58.7 basis points, would increase or decrease our costs by approximately $434,380, or $0.02 per share annually:

                       Impact of Changes in Interest Rates
                                (dollars in thousands)

                        Interest Rate       Outstanding          Total Interest
                           Per Year            Debt             Expense Per Year
                        -------------       -----------         ----------------
At June 30, 2001              5.87%            $74,000              $4,344
10% reduction                 5.28%            $74,000              $3,907
10% increase                  6.46%            $74,000              $4,780

The foregoing table presents a so-called "shock" analysis, which assumes that the interest rate change by 10%, or 58.7 basis points, is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars. All of our floating rate borrowings under our bank revolver are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR. During the past year, short-term U.S. dollar based interest rates have fluctuated. We are unable to predict the direction or amount of interest rate changes during the next year. As required by our revolving bank credit facility, we have purchased an interest rate cap agreement for a notional amount of $200 million to protect against LIBOR increases above 8% through December 10, 2001. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

                         SENIOR HOUSING PROPERTIES TRUST

Part II.          Other Information

Item 2.  Changes in Securities and Use of Proceeds

On May 10, 2001, pursuant to our incentive share award plan, our three independent trustees each received a grant of 500 (total 1,500) common shares of beneficial interest, par value $0.01 per share, valued at $12.20 per share, the closing price of our common shares on the New York Stock Exchange on May 10, 2000. On July 10, 2001, pursuant to our incentive share award plan, our officers and certain key employees of our advisor, REIT Management & Research, Inc., received grants aggregating 12,100 common shares valued at $13.02 per share, the closing price of our common shares on the New York Stock Exchange on July 10, 2001. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 10, 2001, John L. Harrington and Gerard M. Martin were re-elected trustees (24,854,914 shares voted for and 56,636 shares voted against with respect to Mr. Harrington and 24,855,361 shares voted for and 56,188 shares voted against with respect to Mr. Martin). The term of Messrs. Harrington and Martin will extend until our annual meeting of shareholders in 2004. Messrs. Arthur G. Koumantzelis, Barry M. Portnoy and Dr. Bruce M. Gans, M.D. continue to serve as trustees with terms expiring in 2002, 2003 and 2003, respectively.

Item 5.  Other Information

Ratio of Earnings to Fixed Charges - Our consolidated ratios of earnings to fixed charges for the six months ended June 30, 2001 and June 30, 2000 are 2.38x and 2.77x, respectively.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

    4.1 Junior Subordinated Indenture between Senior Housing Properties Trust and State Street Bank and Trust Company as trustee dated June 21, 2001.

    4.2 Supplemental Indenture No. 1 by and between Senior Housing Properties Trust and State Street Bank and Trust Company dated June 21, 2001.

    4.3 Amended and Restated Trust Agreement among SNH Capital Trust Holdings as sponsor, State Street Bank and Trust Company as property trustee and the regular trustees named therein relating to SNH Capital Trust I dated June 21, 2001.

    4.4 Guarantee Agreement between Senior Housing Properties Trust and State Street Bank and Trust Company as trustee dated June 21, 2001.

    4.5 Agreement  as  to  Expenses  and  Liabilities   between  Senior  Housing
        Properties Trust and SNH Capital Trust I dated June 21, 2001.

    12.1 Computation of Ratio of Earnings to Fixed Charges

    (b) Reports on Form 8-K:

        Current  Report  on Form  8-K,  dated  May 16,  2001,  reporting  Item 5
        information,   including  Unaudited  Pro  Forma  Condensed  Consolidated
        Statement of Income for the year ended December 31, 2000.

        Current Report on Form 8-K, dated June 11, 2001, reporting Item 5 information.

        Current  Report on Form 8-K,  dated June 18, 2001,  reporting Item 5 and
        Item 7 information.

        Current  Report on Form 8-K,  dated June 27, 2001,  reporting Item 5 and
        Item 7 information.

                         SENIOR HOUSING PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO OUR PROPOSED ACQUISITION OF SENIOR LIVING COMMUNITIES, OUR ABILITY TO SUCCESSFULLY OPERATE NURSING HOMES, OUR ABILITY TO CONTINUE OPERATING NURSING HOMES AND REMAIN A REIT AND TO PAY DISTRIBUTIONS, OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO MEET OUR OPERATING EXPENSES, TO PAY INTEREST AND TO MAKE DISTRIBUTIONS, THE IMPACT OF SEASONAL FACTORS ON OUR BUSINESS AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED. WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE OUR PROPOSED ACQUISITION, TO OPERATE NURSING HOMES IN A FINANCIALLY SUCCESSFUL MANNER, TO CONTINUE TO QUALIFY AS A REIT OR TO MAKE FUTURE DISTRIBUTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999 A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST. ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR
HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SENIOR HOUSING PROPERTIES TRUST


                               By:      /s/David J. Hegarty
                                        David J. Hegarty
                                        President, Chief Operating Officer and
                                        Chief Financial Officer
                                        Dated:  August 10, 2001




                               By:      /s/John R. Hoadley
                                        John R. Hoadley
                                        Controller and Chief Accounting Officer
                                        Dated:  August 10, 2001