Form 10-Q
period 2001-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2001-11-02
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Number of Common Shares outstanding at October 31, 2001:
           43,421,700 shares of beneficial interest, $0.01 par value.

                                              SENIOR HOUSING PROPERTIES TRUST

                                                         FORM 10-Q

                                                    SEPTEMBER 30, 2001

                                                           INDEX
                                                                                                                      Page


   PART I      Financial Information
   Item 1.      Financial Statements (unaudited)

                Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                                  1

                Consolidated Statements of Income - Three and Nine Months Ended September 30, 2001 and 2000             2

                Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000                   3

                Notes to Consolidated Financial Statements                                                              4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                  11

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                             14

   PART II      Other Information

   Item 2.      Changes in Securities and Use of Proceeds                                                              16

   Item 6.      Exhibits and Reports on Form 8-K                                                                       16

                Certain Important Factors                                                                              17

                Signatures

                                        SENIOR HOUSING PROPERTIES TRUST

                                          CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands, except per share amounts)


                                                                            September 30,         December 31,
                                                                                2001                  2000
                                                                           --------------         ------------
                                                                             (unaudited)             (Note 2)

ASSETS
Real estate properties, at cost:
    Land                                                                     $  60,060             $  60,060
    Buildings and improvements                                                 537,805               533,335
                                                                             ---------             ---------
                                                                               597,865               593,395
    Less accumulated depreciation                                              121,428               106,681
                                                                             ---------             ---------
                                                                               476,437               486,714

Cash and cash equivalents                                                        8,084                   515
Accounts receivable, net                                                        39,133                 3,166
Net investment in facilities' operations                                            --                29,046
Other assets                                                                    37,994                11,132
                                                                             ---------             ---------
                                                                             $ 561,648             $ 530,573
                                                                             =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank notes payable                                                           $  31,000             $  97,000
Mortgages payable                                                                9,100                    --
Prepaid and deferred rents                                                       9,475                    56
Security deposits                                                                1,520                   235
Distribution payable                                                                --                 7,775
Accounts payable and accrued expenses of facilities' operations                 16,113                    --
Other liabilities                                                                7,185                 3,197
                                                                             ---------             ---------
    Total liabilities                                                           74,393               108,263

Trust Preferred Securities (see Note 10)                                        27,394                    --

Commitments and contingencies

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      29,374,700 shares and 25,916,100 shares issued and
      outstanding, respectively                                                    294                   259
    Additional paid-in capital                                                 487,056               444,638
    Cumulative net income                                                       49,781                38,673
    Cumulative distributions                                                   (78,910)              (62,323)
    Unrealized gain on investment                                                1,640                 1,063
                                                                             ---------             ---------
      Total shareholders' equity                                               459,861               422,310
                                                                             ---------             ---------
                                                                             $ 561,648             $ 530,573
                                                                             =========             =========



                             See accompanying notes

                                           SENIOR HOUSING PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF INCOME
                                  (amounts in thousands, except per share amounts)
                                                     (unaudited)



                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                            --------------------------------        -------------------------------
                                                2001               2000                 2001               2000
                                            ------------       ------------         ------------       ------------

Revenues:
    Rental income                              $ 11,087          $ 13,624             $ 33,302           $ 49,880
    Facilities' operations                       57,421                --              170,681                 --
    Other real estate income                         --             1,228                   --              1,228
    Interest and other income                       408               356                  897              1,329
                                               --------          --------             --------           --------
      Total revenues                             68,916            15,208              204,880             52,437
                                               --------          --------             --------           --------

Expenses:
    Interest                                        900             4,196                4,900             12,595
    Distributions on Trust Preferred
    Securities                                      687                --                  749                 --
    Depreciation                                  4,861             5,062               14,537             15,379
    Facilities' operations                       55,865                --              166,230                 --
    General and administrative
    - Recurring                                   1,081             1,576                3,189              4,391
    - Related to foreclosures
        and lease terminations                       --                --                4,167                870
                                               --------          --------             --------           --------
      Total expenses                             63,394            10,834              193,772             33,235
                                                                 --------             --------           --------


Net income                                     $  5,522          $  4,374             $ 11,108           $ 19,202
                                               ========          ========             ========           ========


Weighted average shares
    outstanding                                  29,277            25,912               27,049             25,979
                                               ========          ========             ========           ========

Basic and diluted earnings per
    share:

    Net income                                 $   0.19          $   0.17             $   0.41           $   0.74
                                               ========          ========             ========           ========



                             See accompanying notes

                                              SENIOR HOUSING PROPERTIES TRUST



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (dollars in thousands)
                                                        (unaudited)


                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                              2001                2000
                                                                                          -----------         -----------
Cash flows from operating activities:
   Net income                                                                              $  11,108          $  19,202
   Adjustments to reconcile net income to cash provided by
   operating activities:
      Other real estate income                                                                    --             (1,228)
      Depreciation                                                                            14,537             15,379
       Changes in assets and liabilities:
             Other assets                                                                    (23,291)             2,249
             Accounts receivable, net                                                         11,557                 --
             Prepaid and deferred rents                                                        9,419               (700)
             Security deposits                                                                 1,285                 --
             Accounts payable and accrued expenses of facilities' operations                  (3,197)                --
             Other liabilities                                                                (5,992)             2,297
                                                                                           ---------          ---------
      Cash provided by operating activities                                                   15,426             37,199
                                                                                           ---------          ---------

Cash flows from investing activities:
   Proceeds from sale of real estate, net                                                         --             12,178
   Equipment purchases                                                                        (1,861)              (179)
   Investment in facilities' operations                                                           --            (29,089)
                                                                                           ---------          ---------
      Cash used for investing activities                                                      (1,861)           (17,090)
                                                                                           ---------          ---------

Cash flows from financing activities:
      Proceeds from issuance of Trust Preferred Securities                                    27,394                 --
         Repayments on borrowings                                                           (109,000)           (22,000)
         Proceeds from borrowings                                                             43,000             23,000
         Proceeds from issuance of mortgage debt                                               9,100                 --
         Proceeds from issuance of common shares, net                                         42,277                 --
         Deferred financing costs incurred                                                    (1,583)                --
         Distributions to shareholders                                                       (24,362)           (31,172)
                                                                                           ---------          ---------
         Cash used for financing activities                                                  (13,174)           (30,172)
                                                                                           ---------          ---------

Increase (decrease) in cash and cash equivalents                                                 391            (10,063)
Cash and cash equivalents at beginning of period                                                 515             17,091
Cash and cash equivalents at facilities' operations, beginning of period                       7,178                 --
                                                                                           ---------          ---------
Cash and cash equivalents at end of period                                                 $   8,084          $   7,028
                                                                                           =========          =========

Supplemental cash flow information:
   Interest paid                                                                           $   5,887          $  12,602
                                                                                           =========          =========

Non-cash investing  activities resulting from settlements and restructuring with bankruptcy tenants:
    Real estate and related property received                                                     --             15,224
    Real estate and related property conveyed                                                     --            (13,570)
    Mortgage conveyed, net of previous loan loss reserve                                          --             (4,277)
    Mortgages foreclosed                                                                          --            (17,779)
    Shares of HRPT Properties Trust received                                                      --              6,500


                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust (together with its subsidiaries, the "Company"), is a Maryland real estate investment trust ("REIT"), which was organized on December 16, 1998. At September 30, 2001, the Company owned 86 properties in 23 states. Of these properties, 28 were leased to third party operators, 56 were operated for the Company's account and two properties were not being operated.

Note 2.  Interim Financial Statements

These unaudited quarterly financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2000, has been derived from the December 31, 2000, audited financial statements.

Note 3.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. In January and February 2000, two of the Company's tenants, Mariner Post-Acute Network, Inc. ("Mariner") and Integrated Health Services, Inc. ("IHS"), filed for bankruptcy. During 2000, the Company entered settlements with these tenants pursuant to which the operations of nursing homes were transferred from Mariner and IHS to the Company. Although these settlements as approved by the Bankruptcy Courts had financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including the Company's obtaining health regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes. Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, the Company reported the results of these nursing home operations using the equity method of accounting from July 1, 2000, through December 31, 2000. Working capital invested in these nursing home operations was included in Net Investment in Facilities' Operations in the Company's Consolidated Balance Sheets and net income from these nursing homes was reported as Other Real Estate Income in the Company's Consolidated Statements of Income.

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

During the first quarter of 2001, the Company obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations. Accordingly, the Company consolidated the nursing home operations effective January 1, 2001. On a proforma basis, assuming the nursing home operations had been consolidated with the Company's other subsidiaries as of December 31, 2000, the consolidated comparative balance sheets would have been as follows (dollars in thousands):

                                              September 30,        December 31,
                                                   2001                2000
                                              -------------        ------------
Assets
Real estate properties, at cost                 $597,865             $596,004
Less accumulated depreciation                    121,428              106,891
                                                --------             --------
                                                 476,437              489,113

Cash and cash equivalents                          8,084                7,693
Accounts receivable, net                          39,133               50,690
Other assets                                      37,994               12,367
                                                --------             --------
                                                $561,648             $559,863
                                                ========             ========

Liabilities and Shareholders' Equity
Bank notes payable                              $ 31,000             $ 97,000
Mortgages payable                                  9,100                   --
Prepaid and deferred rents                         9,475                   56
Security deposits                                  1,520                  235
Distribution payable                                  --                7,775
Accounts payable and accrued expenses of
  facilities' operations                          16,113               19,310
Other liabilities                                  7,185               13,177
Trust Preferred Securities                        27,394                   --
Total shareholders' equity                       459,861              422,310
                                                --------             --------
                                                $561,648             $559,863
                                                ========             ========

On a proforma basis, assuming the nursing home operations had been consolidated with the Company's other subsidiaries during the three and nine months ended September 30, 2000, the consolidated comparative statements of income would have been as follows (dollars in thousands):

                                            Three Months Ended September 30,            Nine Months Ended September 30,
                                            ----------------------------------        ---------------------------------
                                                 2001                2000                 2001                 2000
                                            -------------        -------------        -----------           -----------

Revenues:
    Rental income                             $ 11,087             $ 13,624             $ 33,302              $ 49,880
    Facilities' operations                      57,421               55,515              170,681                55,515
    Interest and other income                      408                  356                  897                 1,329
                                              --------             --------             --------              --------
      Total revenues                            68,916               69,495              204,880               106,724
                                              --------             --------             --------              --------

Expenses:
    Interest                                       900                4,196                4,900                12,595
    Distributions on Trust Preferred
       Securities of subsidiary trust              687                   --                  749                    --
    Depreciation                                 4,861                5,062               14,537                15,379
    Facilities' operations                      55,865               54,287              166,230                54,287
    General and administrative                   1,081                1,576                7,356                 5,261
                                              --------             --------             --------              --------
      Total expenses                            63,394               65,121              193,772                87,522
                                                                   --------             --------              --------

Net income                                    $  5,522             $  4,374             $ 11,108              $ 19,202
                                              ========             ========             ========              ========

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"), which are effective for fiscal years beginning after June 15, 2000. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Effective January 1, 2001, the Company adopted the provisions of FAS 133, as amended by FAS 138. As required by its revolving bank credit facility, the Company purchased an interest rate cap agreement on its current debt. At September 30, 2001, the value of the agreement was zero and the adoption of FAS 133 had no effect on the Company's financial statements.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      -------------------    -------------------
                                        2001       2000        2001       2000
                                      --------   --------    --------   --------

Net income                            $ 5,522    $ 4,374     $11,108    $19,202
Other comprehensive income:
    (Decrease) increase in
    unrealized gain on investment      (1,590)       625         577        625

                                      -------    -------     -------    -------
Comprehensive income                  $ 3,932    $ 4,999     $11,685    $19,827
                                      =======    =======     =======    =======

Note 5. Tenant Default

On September 6, 2001, the Company was notified by HEALTHSOUTH Corporation ("HEALTHSOUTH") that it intends to close one of the five healthcare facilities which it leases, but that it expects to continue paying rent to the Company for this facility through the remainder of the lease term. The Company has notified HEALTHSOUTH that its closure of this facility is a default under its lease even if the rent were to be continuously paid. The Company believes that the closure of this facility may have a negative effect upon the value of this property. If HEALTHSOUTH's default matures into an event of default under the lease, the Company may have the right, among other actions, to assert a cross default under the other leases with HEALTHSOUTH, to accelerate all rents due to the Company from HEALTHSOUTH and to seek damages from HEALTHSOUTH. The Company does not know how HEALTHSOUTH would respond to the exercise of any of these rights. The Company has engaged counsel and is undertaking a dialogue with HEALTHSOUTH about this matter, but the outcome of HEALTHSOUTH's action or of the present dialogue cannot be predicted at this time.

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Note 6.  Bankrupt Tenants

On June 22, 2000, Multicare, Inc., a non-consolidated subsidiary of Genesis Health Ventures, Inc. ("Multicare"), filed for bankruptcy. On October 2, 2001, Multicare emerged from bankruptcy. Multicare leases one property from the Company for annual rent of $1.5 million. As part of the Company's settlement with IHS described in Note 3 above, IHS remained a tenant for one property for annual rent of $1.2 million. IHS is currently in bankruptcy proceedings and the continuation of this rental arrangement has been approved by the Bankruptcy Court. As of October 31, 2001, both Multicare and IHS are current on their rent obligations to the Company.

Note 7.  Unrealized Gain on Investment

As of September 30, 2001, the Company owned one million common shares of HRPT Properties Trust, which are carried at fair market value in Other Assets. These shares were received by the Company as part of its settlement with Mariner described in Note 3 above. The Unrealized Gain On Investment shown on the balance sheets represents the difference between their market prices on the date they were received ($6.50 per share) and the market values on the dates of these balance sheets.

Note 8.  Segment Information

The Company has two reportable segments; leasing and facility operations. Revenues of the leasing segment are derived from rental agreements for properties that are triple net leased to third party operators. Revenues of the facility operations segment are derived from services provided to patients at the healthcare facilities operated for the Company's account. Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities' operations. The following table is a summary of these reportable segments as of and for the three and nine months ended September 30, 2001. Because the Company operated in only one segment until January 1, 2001, a comparative table is not presented (dollars in thousands):

                                                 Three Months Ended September 30, 2001
                                       -----------------------------------------------------------
                                                      Facilities'
                                         Leasing      Operations     Unallocated       Total
                                       -----------------------------------------------------------
Revenues                                  $11,087         $57,421           $408        $68,916
Interest expense                               --              --            900            900
Distributions on Trust Preferred
     Securities                                --              --            687            687
Depreciation                                3,284           1,577             --          4,861
Facilities' operations                         --          55,865             --         55,865
General and administrative
      -   Recurring                         1,081              --             --          1,081
      -   Related to foreclosures and
          lease terminations                   --              --             --             --
                                       ------------- -------------- -------------- ---------------
Net income (loss)                          $6,722           $(21)       $(1,179)         $5,522
                                       ============= ============== ============== ===============

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                                  Nine Months Ended September 30, 2001
                                       -----------------------------------------------------------
                                                      Facilities'
                                         Leasing      Operations     Unallocated       Total
                                       -----------------------------------------------------------
Revenues                                  $33,302        $170,681           $897       $204,880
Interest expense                               --              --          4,900          4,900
Distributions on Trust Preferred
     Securities                                --              --            749            749
Depreciation                                9,850           4,687             --         14,537
Facilities' operations                         --         166,230             --        166,230
General and administrative
      -   Recurring                         3,189              --             --          3,189
      -   Related to foreclosures and
          lease terminations                   --              --          4,167          4,167
                                       ------------- -------------- -------------- ---------------
Net income (loss)                         $20,263          $(236)       $(8,919)        $11,108
                                       ============= ============== ============== ===============

Real estate investments                  $448,562        $149,303             --       $597,865
Accounts receivable, net                    2,772          36,361             --         39,133


Note 9.  Indebtedness

The Company has a $270 million, interest only, revolving, secured bank credit facility. The credit facility matures in September 2002. The interest rate (4.67% at September 30, 2001) is LIBOR plus a premium. The credit facility is available for acquisitions, working capital and for general business purposes. As of September 30, 2001, $31 million was outstanding and $239 million was available for drawing under this credit facility.

On July 12, 2001, the Company obtained mortgage financing secured by two of its properties in Michigan, which are operated for the Company's own account, for a total of $9.1 million. The mortgages require interest (4.50% at September 30, 2001) to be paid monthly at prime less a discount These mortgages mature in July 2002, but the Company has an option to extend these mortgages for an additional 12 months.

Note 10.  Trust Preferred Securities

In June and July 2001, SNH Capital Trust I (the "Issuer"), a wholly-owned finance subsidiary of the Company, issued 1,095,750 shares of 10.125% quarterly income preferred securities (the "Trust Preferred Securities"), with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million. The Trust Preferred Securities represent an undivided beneficial ownership interest in the assets of the Issuer. Proceeds from the issuance of the Trust Preferred Securities were used to acquire 10.125% junior subordinated debentures (the "Debentures") due June 15, 2041 issued by the Company. The Issuer exists solely to issue the Trust Preferred Securities and its own common securities and acquire and hold the Debentures, which are its sole assets. The Company owns all of the common securities of the Issuer. The net proceeds from the sale of the Trust Preferred Securities and the Debentures were applied to reduce the Company's outstanding obligations under its revolving bank credit facility. The underwriting commissions and other costs are being amortized over the 40 year life of the Trust Preferred Securities and the Debentures. The Company can redeem the Debentures for their liquidation value before their maturity in whole or in part on or after June 15, 2006. The Issuer will redeem all of the outstanding Trust Preferred Securities when the Debentures are repaid at maturity. In addition, if the Company redeems any Debentures before their maturity, the Issuer will use the cash it receives on the redemption of the Debentures to redeem, on a proportionate basis, the Trust Preferred Securities and its common securities.

The Company has guaranteed the payments of distributions, redemption amounts and liquidation payments due on the Trust Preferred Securities to the extent the Issuer has funds available for the payments (the "Guarantee"). The obligations of the Company under the Guarantee are subordinate to its obligations to its other creditors to the same extent as the Debentures. The Company's obligations relating to the Trust Preferred Securities include obligations to make payments on the Debentures and obligations under the related junior subordinated indenture (as supplemented

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

by the supplemental indenture) of the Company, the Guarantee and the amended and restated trust agreement of the Issuer. Taken together, these obligations represent a full and unconditional guarantee of amounts of the Trust Preferred Securities.

Note 11.  Shareholders' Equity

The Company has reserved 1,300,000 shares of the Company's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). In May 2001, the three Independent Trustees, as part of their annual fee, were each granted 500 common shares under the Award Plan. On July 10, 2001, 12,100 common shares valued at $13.02 per share, the closing price of the common shares on the New York Stock Exchange on July 10, 2001, were awarded to the Company's officers and certain employees of REIT Management & Research LLC ("RMR"), the Company's investment manager. The shares awarded to the Company's officers and employees of RMR vest over a three-year period. The shares granted to the Independent Trustees vested immediately. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. At September 30, 2001, 1,270,300 of the Company's common shares remain reserved for issuance under the Award Plan.

On July 3 and July 11, 2001, the Company issued a total of 3,445,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of approximately $44.8 million. The proceeds received net of underwriting commissions and costs of issuance of $2.5 million were applied to reduce the Company's outstanding obligations under its revolving credit facility.

On August 21, 2001, the Company paid a distribution to shareholders of $0.30 per share, or $8.8 million.

Note 12. Spin-Off Transaction

On September 21, 2001, one of the Company's subsidiaries, Five Star Quality Care, Inc ("Five Star"), which conducts the operations of the 56 facilities currently operated for the Company's account, filed a registration statement of its common shares with the Securities and Exchange Commission. Five Star filed this registration statement in anticipation of the Company distributing substantially all of its share ownership of Five Star to the Company's shareholders, resulting in Five Star becoming a separately listed public company (the "Spin-Off"). After the Spin-Off, Five Star, which will not be a REIT, will lease these 56 facilities. The Spin-Off is subject to Five Star's registration statement being declared effective by the SEC and various other third party approvals; however, the Company expects the Spin-Off to occur in December 2001.

Note 13. Announced Acquisition

On August 9, 2001, the Company entered an agreement to acquire 31 senior living communities from Crestline Capital Corporation ("Crestline") for approximately $600 million ("the Crestline Transaction"). These communities contain 7,487 living units, a majority of which are independent living apartments. All of these communities are managed under long term contracts by a subsidiary of Marriott International, Inc. ("Marriott"). Because the senior living communities involved in the Crestline Transaction are managed by, but not leased to, Marriott, the Company must identify or create a tenant entity for these properties in order to maintain its REIT status under applicable IRS rules. After the Spin-Off described in Note 12 and upon completion of the Crestline Transaction, Five Star will lease these facilities. The closing of this acquisition is subject to Crestline's shareholders' approval and various other third party approvals, but the Company expects it to occur in early 2002.


Note 14.  Contingencies

A substantial majority of the revenues at the nursing homes now operated for the Company's account is received from the federal Medicare program and from various state Medicaid programs. Until the Company received the required licenses and contracts to operate these nursing homes, billings for patients at these facilities were made through Mariner and IHS as licensees, respectively. As of September 30, 2001, approximately $1.9 million received by IHS and Mariner since July 1, 2000, which is due to the Company is included on the Company's Consolidated

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

Balance Sheets in Accounts Receivable. As of October 31, 2001, the Company has collected all of this receivable and the balance due is zero.

Under IRC laws applicable to REITs, after a 90 day transition period, the Company is required to engage a third party contractor to manage the nursing home operations which it acquired from Mariner and IHS. The third party contractor may manage the nursing home operations for the Company's account for any extended transition period, usually up to three years, after which the Company must sell or lease these foreclosed and repossessed operations. Messrs. Martin and Portnoy organized FSQ, Inc. (formerly known as Five Star Quality Care, Inc.) ("FSQ") to serve as an independent contractor to operate nursing homes for the Company. After the Spin-Off, FSQ and Five Star will merge, Five Star will lease the foreclosed and repossessed nursing home operations, and the Company will no longer be at risk of selling or finding a new tenant for these nursing homes.

Note 15.  Subsequent Events

On October 1, 2001, the Company declared a distribution of $0.30 per share, or $13 million, which will be paid to shareholders on or about November 27, 2001.

On October 9 and October 12, 2001 the Company issued a total of 14,047,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of approximately $181.2 million. The proceeds received, net of underwriting commissions and costs of issuance of $9.6 million, were applied to reduce the Company's outstanding obligations under its revolving credit facility to zero. The excess remaining cash is expected to be used for general business purposes and for acquisitions, including the Crestline Transaction.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2001 and 2000. This discussion includes references to Funds from Operations ("FFO"). FFO is net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), before extraordinary and non-recurring items, plus depreciation and amortization and plus anticipated percentage rents. We consider FFO to be an appropriate measure of performance for an equity real estate investment trust ("REIT"), along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. The way we calculate FFO may not be comparable to FFO reported by other REITs that define the term differently. For example, we do not include proceeds of land sales in FFO although some REITs do, and we add expected percentage rent to FFO in certain periods although some REITs do not. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance, or the cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

The increases in total revenues and total expenses for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, are primarily the result of the accounting for facilities' operations. During the 2001 period, the facilities' operations were consolidated with us and revenues and expenses were separately stated. During the third quarter of 2000, we accounted for the facilities' operations under the equity method and the net operating income (revenues less expenses) was included in revenues.

For the three months ended September 30, 2001, compared to the three months ended September 30, 2000, rental income decreased to $11.1 million from $13.6 million. This decrease is primarily due to the sale of four properties in October 2000.

With regard to facilities' operations, our net operating income, calculated as Facilities' Operations Revenues less Facilities' Operations Expenses, for the three months ended September 30, 2001, has increased $328,000 from the same period in 2000. In the third quarter of 2000, our net operating income was presented as Other Real Estate Income. The table below shows these comparable results of operations (dollars in thousands):

                                        Three Months Ended September 30,
                                        --------------------------------
                                           2001                  2000
                                    -------------------     ----------------
Facilities' operations revenues             $57,421               $55,515
Facilities' operations expenses              55,865                54,287
                                    -------------------     ----------------
Net                                         $ 1,556               $ 1,228
                                    ===================     ================


The increase in revenues of $1.9 million, or 3.4%, from the third quarter of 2000 is due primarily to an increase in the average daily rate at our facilities. The increase in expenses of $1.6 million, or 2.9%, from the three months ended September 30, 2000 to the same period in 2001 is due primarily to general increases in payroll and general and administrative costs. Since September 2000, we have closed two facilities. However, the occupancy percentage for the third quarter of 2001 at the remaining facilities increased from the third quarter of 2000 and offset the expected decrease in census as a result of the closings.

Interest expense was $3.3 million lower in the three months ended September 30, 2001 compared to the same period in 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. The decrease in interest expense was partially offset by distributions on the trust preferred securities issued in 2001, the proceeds of which were used to reduce our credit facility balance. Depreciation expense decreased in 2001 by $201,000 due to the sale of four properties in October 2000 and a reduction in asset values as a result of impairment losses recorded in 2000, offset by depreciation related to equipment purchases made since September 30, 2000. Recurring general and administrative expense decreased by $495,000 primarily due to the impact of the sale of four properties in October 2000.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income was $5.5 million ($0.19 per share) in the three months ended September 30, 2001, as compared to $4.4 million ($0.17 per share) in the three months ended September 30, 2000. This increase in net income is primarily the consequence of the changes in revenues and expenses discussed above.

FFO for the three months ended September 30, 2001, was $11.3 million compared to $10.2 million for the same period in 2000. The increase of $1.1 million is due to the changes in rental income, facilities' operations and interest expense discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO as cash flows are affected by factors not included in the FFO calculation, such as changes in assets and liabilities.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

The increases in total revenues and total expenses for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, are primarily the result of the accounting for facilities' operations and the fact that we operated the facilities during the full 2001 period. During the first half of 2000, we owned only properties leased to third parties and mortgage investments and therefore we had only rental and interest income and expenses related to investments in leased and mortgaged properties. In the third quarter of 2000, we accounted for the facilities' operations under the equity method. For the nine months ended September 30, 2001, the facilities' operations were consolidated with us.

For the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, rental income decreased to $33.3 million from $49.9 million. This decrease is primarily due to the sale of seven properties in 2000 and the tenant bankruptcies and the settlements which terminated leases and assigned operations to us.

Interest expense was $7.7 million lower in the nine months ended September 30, 2001 compared to the same period in 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. The decrease in interest expense was partially offset by distributions on the trust preferred securities issued in 2001, the proceeds of which were used to reduce our credit facility balance. Depreciation expense decreased in the nine months ended September 30, 2001 by $842,000 due to the sale of seven properties in 2000, a reduction in asset values as a result of impairment losses recorded in 2000 and the net effect of the assets disposed of versus the assets acquired in the settlement with our bankrupt former tenants, offset by depreciation related to equipment purchases made since September 30, 2000. Recurring general and administrative expense decreased by $1.2 million primarily due to the impact of the sale of properties in 2000. During the nine months ended September 30, 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 million in connection with the establishment of operating systems for foreclosed and repossessed properties.

Net income was $11.1 million ($0.41 per share) in the nine months ended September 30, 2001, as compared to $19.2 million ($0.74 per share) in the nine months ended September 30, 2000. This decrease in net income is primarily the consequence of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and sales of properties in 2000.

FFO for the nine months ended September 30, 2001, was $32.3 million compared to $37.6 million for the same period in 2000. The decrease of $5.3 million is due to the factors discussed above. Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO because cash flows are affected by factors not included in the FFO calculation, such as changes in assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

We have a $270 million, interest only, secured, revolving bank credit facility. The interest rate (4.67% per annum at September 30, 2001) is LIBOR plus a premium. The credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this credit facility until its maturity in September 2002. At September 30, 2001, there was $31 million drawn under this facility and $239 million available for borrowing. At October 31, 2001, there was zero drawn under this facility and $270 million available for borrowing.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 21, 2001, our shelf registration statement for the issuance of up to $500 million of equity and debt securities was declared effective by the SEC. An effective shelf registration enables us to raise capital on an expedited basis by filing a prospectus supplement with the SEC. At October 31, 2001, $246.6 million was available to be used under this effective shelf registration statement.

In June and July 2001, SNH Capital Trust I, a wholly-owned finance subsidiary of the Company, issued 1,095,750 shares of 10.125% quarterly income preferred securities with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million. The preferred securities represent an undivided beneficial ownership interest in the assets of SNH Capital Trust I. Proceeds from the issuance of the preferred securities were used to acquire our 10.125% junior subordinated debentures due June 15, 2041. SNH Capital Trust I exists solely to issue the preferred securities and its own common securities and to acquire and hold the debentures, which are its only assets. We used the net proceeds from the sale of the debentures to repay some of our debt outstanding under our revolving bank credit facility.

In July 2001, we issued 3,445,000 common shares of beneficial interest, raising net proceeds of $42.3 million. These net proceeds received were used to repay some of our debt outstanding under our revolving bank credit facility.

In July 2001, we obtained mortgage financing of $9.1 million secured by two of our properties in Michigan. The mortgages require interest (4.50% at October 31, 2001) to be paid monthly at prime less a discount. These mortgages mature in July 2002, but we have the option to extend these mortgages for an additional 12 months.

On August 9, 2001, we entered an agreement with Crestline Capital Corporation to acquire all of the capital stock of a Crestline subsidiary which owns 31 senior living communities with 7,487 living units. The purchase price is approximately $600 million and this acquisition is expected to close in early 2002. Available funding for this acquisition has been identified as follows: approximately $235 million of existing Crestline debt which may be assumed; approximately $170 million of new indebtedness to be placed by Crestline before closing and which we may assume at closing; approximately $140 million of available cash from our issuance of common shares in October 2001 after we paid down our revolving credit facility to zero; and the balance by drawings under our existing bank credit facility. We also have the option to pay up to $25 million of this purchase price with an unsecured, two year note to Crestline at 10% per annum. Some of the Crestline debt which we will assume, the note to Crestline and our bank credit facility may be prepaid. Although we believe we have identified available capital sufficient to fund this acquisition, we are now considering financing alternatives which may provide longer term capital for this purchase; and some alternative long term capital may be raised before or after this acquisition is closed.

In October 2001, we issued a total of 14,047,000 common shares of beneficial interest, raising net proceeds of approximately $171.6 million. The net proceeds were applied to reduce our outstanding obligations under our revolving bank credit facility to zero. The excess remaining cash is expected to be used to reduce the amount of borrowings necessary to close the Crestline transaction, if it occurs. Until we close the Crestline transaction or otherwise invest the excess proceeds in a similar transaction, there will be a period when we will have a substantial balance of cash on hand. During this period, our per share earnings and FFO may be less than what we have realized historically.

At September 30, 2001, we had cash and cash equivalents of $8.1 million. On October 31, 2001, we had cash and cash equivalents of $141.7 million.

For the nine months ended September 30, 2001 and 2000: cash provided by operating activities was $15.4 million and $37.2 million, respectively; cash used for investing activities was $1.9 million and $17.1 million, respectively; and cash used for financing activities was $13.2 million and $30.2 million, respectively. The working capital required for our operations, including our facilities' operations, has been provided by our operations and by drawings under our revolving bank credit facility. We believe that our current cash, cash equivalents, future cash from operating activities and availability under our credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution to shareholders of $13 million, or $0.30 per share, for the quarter ended September 30, 2001, which we will pay on or about November 27, 2001.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Similarly, inflation may tend to increase resident and patient revenues at our facilities. Offsetting these benefits, inflation might cause our costs of equity and debt capital to increase and wages and other operating costs at our facilities to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. An increase in operating costs at facilities we own and lease may adversely effect our tenants' abilities to pay our rent. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact has an adverse impact upon us. We do not believe it will be possible to eliminate the adverse impact of rapid inflation upon the results of the facilities' operations conducted for our account. To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we have purchased an interest rate cap agreement and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these arrangements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Seasonality

Nursing home operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods nursing home patients are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, nursing home operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have any impact upon the ability of our tenants to pay our rent. We do not expect these seasonal differences to have a material impact on the financial results at the nursing homes operated for our account, but such seasonal differences may be noticeable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Furthermore, we do not foresee any significant changes in how this exposure is managed in the near future. If the Crestline transaction closes with the financing currently identified, our exposure to fluctuations in interest rates will increase. At September 30, 2001, we had $27.4 million of the trust preferred securities outstanding, the dividends of which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041. No principal repayments are due on the debentures until maturity. If the debentures were to be refinanced at interest rates which are one percentage point higher, our per annum interest cost would increase $274,000.

Our trust preferred securities are listed on the New York Stock Exchange and their market value is principally determined by supply and demand factors. The market price, if any, of our debentures as of September 30, 2001, may be sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balance outstanding at September 30, 2001, and discounted cash flow analysis, a hypothetical immediate one percentage point change in interest rates would change the fair value of $27.4 million of our fixed rate debentures by approximately $2.4 million.

Our debentures have provisions that allow us to make repayments earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at high rates by refinancing at lower rates prior to maturity. Our ability to prepay the debentures at par will also effect the change in the fair value of the debentures which would result from a change in interest rates. For example, a discounted cash

                         SENIOR HOUSING PROPERTIES TRUST
flow analysis of a one percent change in interest rates calculated only to the par prepayment option date for our trust preferred securities would change the value of those securities by $1.1 million.

Because interest on our revolving credit facility and our mortgage debt is at a floating rate, changes in interest rates will not affect the value of either of them. However, changes in interest rates will affect our operating results. For example, the interest rate payable on our revolving credit facility of $31 million at September 30, 2001, was 4.67% per annum, and an immediate 10% change in that interest rate, or 46.7 basis points, would increase or decrease our costs by approximately $144,770 annually:



                                         Impact of Changes in Interest Rates
                                               (dollars in thousands)

                                           Interest Rate       Outstanding          Total Interest
                                              Per Year            Debt             Expense Per Year
                                           ---------------    --------------     ---------------------
At September 30, 2001                            4.67%            $31,000              $1,448
10% increase                                     5.14%            $31,000              $1,593
10% reduction                                    4.20%            $31,000              $1,303


The interest rate payable on our mortgage debt of $9.1 million at September 30, 2001, was 4.50% per annum, and an immediate 10% change in that interest rate, or
45.0 basis points, would increase or decrease our costs by approximately $40,950 annually:



                                         Impact of Changes in Interest Rates
                                               (dollars in thousands)

                                           Interest Rate       Outstanding          Total Interest
                                              Per Year            Debt             Expense Per Year
                                           ---------------    --------------     ---------------------
At September 30, 2001                            4.50%             $9,100                $410
10% increase                                     4.95%             $9,100                $451
10% reduction                                    4.05%             $9,100                $369

The foregoing tables present a so-called "shock" analysis, which assumes that the interest rate change by 10% is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be less.

We borrow in U.S. dollars. Our floating rate borrowings under our revolving credit facility are subject to interest at LIBOR plus a premium. Our mortgages are subject to interest at prime less a discount. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR and prime. During the past year, short-term U.S. dollar based interest rates have decreased. We are unable to predict the direction or amount of interest rate changes during the next year. As required by our revolving bank credit facility, we have purchased an interest rate cap agreement for a notional amount of $200 million to protect against LIBOR increases above 8% through December 10, 2001. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

                         SENIOR HOUSING PROPERTIES TRUST

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

On July 10, 2001, pursuant to our incentive share award plan, our officers and certain key employees of our investment manager, REIT Management & Research, LLC, received grants aggregating 12,100 common shares valued at $13.02 per share, the closing price of our common shares on the New York Stock Exchange on July 10, 2001. The grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

     (a)      Exhibits:

     10.1 Stock Purchase Agreement among Senior Housing Properties Trust, SNH\CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc., dated August 9, 2001 (Incorporated by reference to Registrant's Current Report on Form 8-K filed October 1, 2001, File No. 333-69846)

     12.1     Computation of Ratio of Earnings to Fixed Charges

     (b)      Reports on Form 8-K:

              Current Report on Form 8-K, filed August 10, 2001, reporting Item 5 information.

                         SENIOR HOUSING PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO OUR PROPOSED ACQUISITION OF SENIOR LIVING COMMUNITIES, THE POSSIBILITY OF A SPIN-OFF TO CREATE A SEPARATE PUBLIC COMPANY, OUR ABILITY TO SUCCESSFULLY OPERATE NURSING HOMES, OUR ACTIONS WITH REGARD TO HEALTHSOUTH, OUR ABILITY TO CONTINUE OPERATING NURSING HOMES AND REMAIN A REIT AND TO PAY DISTRIBUTIONS, OUR ABILITY TO GENERATE SUFFICIENT REVENUES TO MEET OUR OPERATING EXPENSES, OUR ABILITY TO PAY INTEREST AND TO MAKE DISTRIBUTIONS, THE IMPACT OF SEASONAL FACTORS ON OUR BUSINESS AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR CURRENT BELIEFS AND EXPECTATIONS, BUT THEY ARE NOT GUARANTEED. FOR EXAMPLE, WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE THE PROPOSED CRESTLINE ACQUISITION, TO COMPLETE THE SPIN-OFF, TO OPERATE NURSING HOMES IN A FINANCIALLY SUCCESSFUL MANNER, TO CONTINUE TO QUALIFY AS A REIT OR TO MAKE FUTURE DISTRIBUTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

The ARTICLES OF AMENDMEnt AND RESTATEMENT establishing sENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999 a copy of which, together with all amendments thereto (the "Declaration"), As duly filed in the Office of the STATE Department of Assessments and Taxation of Maryland, provides that the name "SENIOR HOUSING Properties Trust" refers to the trustees under the Declaration OF TRUST as trustees, but not individually or personally, and that no trustee, officer, shareholder, employee or agent of SENIOR HOUSING PROPERTIES TRUST shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, SENIOR HOUSING PROPERTIES TRUST. All persons dealing with SENIOR HOUSING PROPERTIES TRUST, in any way, shall look only to the assets of SENIOR
HOUSING PROPERTIES TRUST for the payment of any sum or the performance of any obligation.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SENIOR HOUSING PROPERTIES TRUST


                                By:      /s/David J. Hegarty
                                         David J. Hegarty
                                         President and Chief Operating Officer
                                         Dated:  November 2, 2001




                                By:      /s/John R. Hoadley
                                         John R. Hoadley
                                         Treasurer and Chief Financial Officer
                                         Dated:  November 2, 2001