Form 10-K405
period 2001-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2002-03-28
CIK 1075415

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

For the Fiscal Year Ended December 31, 2001

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

                                                         Name of each exchange
          Title of each class                            on which registered

Common Shares of Beneficial Interest                     New York Stock Exchange
Trust Preferred Securities of SNH Capital Trust I        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $633.9 million based on the $13.94 closing price per share for such stock on the New York Stock Exchange on March 15, 2002. For purposes of this calculation, 12,809,238 shares held by HRPT Properties Trust and an aggregate of 136,406 shares held directly or by affiliates of the trustees and executive officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant's Common Shares of Beneficial Interest, $0.01 par value, outstanding as of March 15, 2002: 58,422,200.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 7, 2002.

CERTAIN IMPORTANT FACTORS

         This Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. These forward looking statements include references to the possible expansion of our portfolio, the performance of our tenants and properties, our ability to pay interest and principal and make distributions, our policies and plans regarding investments, financings and other matters, our tax status as a real estate investment trust, our ability to appropriately balance the use of debt and equity and to access capital markets or other sources of funds and other statements or implications arising from such statements. Also, whenever we use words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or similar expressions, we are making forward looking statements. These forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets (including prevailing interest rates) on us and our tenants, compliance with and changes to regulations and payment policies within the real estate, senior housing and healthcare industries, changes in financing terms, competition within the real estate, senior housing and healthcare industries, and changes in federal, state and local legislation. The accompanying information contained in this Annual Report on Form 10-K, including under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identify other important factors that could cause such differences. You should not rely upon forward looking statements except as statements of our present intentions and of our present expectations which may or may not occur.

THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, AS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST. ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                            SENIOR HOUSING PROPERTIES TRUST
                                              2001 FORM 10-K ANNUAL REPORT


                                                   Table of Contents

                                                           Part I
                                                                                                                  Page

Item 1.           Business................................................................................          1
Item 2.           Properties..............................................................................         33
Item 3.           Legal Proceedings.......................................................................         35
Item 4.           Submission of Matters to a Vote of Security Holders.....................................         35

                                                           Part II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters....................         36
Item 6.           Selected Financial Data.................................................................         37
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                         of Operations....................................................................         38
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................         46
Item 8.           Financial Statements and Supplementary Data.............................................         47
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure.............................................................         47

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

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation 14A.

                                                           Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................         48


References in this Annual Report on Form 10-K to the "Company", "Senior Housing", "we", "us" or "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

                                     PART I

Item 1.  Business

         The Company. Senior Housing Properties Trust is a Maryland real estate investment trust ("REIT") which was organized on December 16, 1998 as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in us to HRPT shareholders. We invest in senior housing real estate, including apartment buildings for aged residents, independent living properties, assisted living facilities and nursing homes. Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

         As of December 31, 2001, we owned 83 properties located in 23 states. On that date, our undepreciated carrying value of these properties, net of impairment losses, was $593.2 million.

                                            Number of           Undepreciated
Location of Properties by State            Properties           Carrying Value
-------------------------------            -----------          --------------
                                                               (in thousands)
Arizona                                           5                $28,137
California                                        7                 49,322
Colorado                                          7                 28,666
Connecticut                                       2                 11,103
Florida                                           5                131,990
Georgia                                           4                 12,564
Illinois                                          1                 36,742
Iowa                                              7                 12,037
Kansas                                            1                  1,377
Maryland                                          1                 33,080
Massachusetts 1                                   5                 73,422
Michigan                                          2                  9,166
Missouri                                          2                  3,865
Nebraska                                         14                 14,120
New Jersey                                        1                 13,007
Ohio                                              1                  3,445
Pennsylvania                                      1                 15,598
South Dakota                                      3                  7,589
Texas                                             1                 12,410
Virginia                                          3                 57,666
Washington                                        1                  5,192
Wisconsin                                         7                 25,294
Wyoming                                           2                  7,407
                                               ----               --------
Total investments                                83               $593,199
                                               ====               ========

--------
         1 On January 2, 2002, the five nursing home properties in Massachusetts were exchanged for two rehabilitation hospitals. The investment in the two new hospitals is $43,308, the net book value of the five nursing home properties given up at the time of the exchange.

         We believe that the aging of the United States population will increase the demand for existing senior apartments, independent living properties, assisting living facilities and nursing homes and encourage development of new properties. Our basic business plan is to profit from this increasing demand in two ways. First, we intend to purchase additional properties and lease them at initial rents that are greater than our costs of acquisition capital. Second, we intend to structure leases that provide for periodic rental increases.

         Our present business plan contemplates investments in properties which offer four types of senior housing accommodations, including some properties that combine more than one type in a single building or campus.

         Senior Apartments. Senior apartments are marketed to residents who are generally capable of caring for themselves. Residence is usually restricted on the basis of age. Purpose built properties may have special function rooms, concierge services, high levels of security and assistance call systems for emergency use. Residents at these properties who need healthcare or assistance with the activities of daily living are expected to contract independently for these services with homemakers or home healthcare companies.

         Independent Living Properties. Independent living properties, or congregate communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living property usually bundles several services as part of a regular monthly charge--for example, one or two meals per day in a central dining room, weekly maid service or a social director may be offered. Additional services are generally available from staff employees on a fee-for-service basis. In some independent living properties, separate parts of the property are dedicated to assisted living or nursing services.

         Assisted Living Facilities. Assisted living facilities are typically comprised of one bedroom suites which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times. Since the early 1990s, there has been significant growth in the number of purpose built assisted living facilities.

         Nursing Homes. Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed units with a separate bathroom in each unit and shared dining and bathing facilities. Some private rooms are often available for those residents who pay higher rates or for patients whose medical conditions require segregation. Nursing homes are generally staffed by licensed nursing professionals 24 hours per day.

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

         The second major challenge arose as a result of Medicare and Medicaid cost containment laws, particularly 1997 federal legislation that required the Medicare program to implement a prospective payment program for various subacute services provided in nursing homes. Implementation of this Medicare prospective payment program began on July 1, 1998. Prior to the prospective payment program, Medicare generally paid nursing home operators based upon audited costs for services provided. The prospective payment system sets Medicare rates based upon government estimated costs of treating specified medical conditions. Although it is possible that a nursing home may increase its profit if it is able to provide quality services at below average costs, we believe that the effect of the new Medicare rate setting methodology has been and will be to reduce the profitability of Medicare services in nursing homes. This belief is based upon our observation of the impact of similar Medicare changes that were implemented for hospitals during the 1980s and the large number of bankruptcies which have occurred in the nursing home industry since the implementation of the Medicare prospective payment system began.

         Recent Developments.

         Spin-Off of Five Star Quality Care, Inc. On December 31, 2001, we distributed substantially all of our equity ownership of Five Star Quality Care, Inc. ("Five Star"), one of our wholly-owned subsidiaries, to our shareholders, resulting in Five Star becoming a separately listed public company (the "Five Star Spin-Off"). Five Star was created to conduct the operations of the 56 facilities that were repossessed or acquired from bankrupt former tenants in July 2000 and operated for our account through December 31, 2001. Internal Revenue Code of 1986, as amended ("IRC"), rules applicable to REITs restrict the manner and period these operations may be conducted and make the profits from these operations subject to income tax. In connection with the Five Star Spin-Off, Five Star, which is not a REIT, leased 55 facilities from us and directly assumed a third party lease for an additional property. By completing the Five Star Spin-Off, we are permitted under the IRC to continue indefinitely our ownership of these facilities, and the rent we will receive from Five Star may generally be distributed to our shareholders without any federal income tax being paid by us.

         We completed the Five Star Spin-Off by distributing 4,342,170 shares of Five Star common stock, or one share of Five Star common stock for every ten of our common shares owned, to our shareholders. Following completion of the Five Star Spin-Off, we continue to own 35,000 shares of Five Star common stock. We also entered into a transaction agreement to govern the initial capitalization of Five Star and other events related to the Five Star Spin-Off. Pursuant to the transaction agreement, we provided initial capitalization of $50.0 million of equity to Five Star which consisted of cash and working capital related to the operations of the 56 facilities and two facilities with a net book value of $2.2 million.

         We agreed to pay all costs relating to the Five Star Spin-Off. At December 31, 2001, total costs incurred were $3.7 million, which included costs of distributing Five Star shares to shareholders, legal and accounting fees, Securities and Exchange Commission ("SEC") filing fees and Five Star's American Stock Exchange listing fees.

         Settlement with HEALTHSOUTH. During 2001, HEALTHSOUTH Corporation ("HEALTHSOUTH"), one of our tenants, had committed a non-monetary default by closing one of our nursing homes which it leased. On January 2, 2002, this default was settled by a property exchange. We delivered to HEALTHSOUTH title to five nursing homes which it leased from us. In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals and HEALTHSOUTH leased these hospitals from us. As part of this settlement, HEALTHSOUTH's lease was extended to December 31, 2011, from January 1, 2006, and the annual rent was reduced from $10.3 million to $8.7 million.

         Acquisition of 31 Marriott Senior Living Communities. On January 11, 2002, we acquired 31 senior living communities for approximately $600.0 million. These communities are managed by a subsidiary of Marriott International, Inc. and leased to Five Star under long-term agreements.

         Tenants. Our financial condition depends, in part, on the financial condition of our tenants and upon our properties' operations. The following table presents our current tenants and property operators, the current rent we receive from our tenants and the current lease terminations. The transactions discussed in "Recent Developments" are reflected in this table (dollars in thousands):

                                                                      Percent of           Current
                                              Current Annual           Current              Lease
Tenant/Operator                                   Rent               Annual Rent          Expiration
-----------------------------------------------------------------------------------------------------
Five Star/Marriott(1)                            $63,000                  55%             12/31/17
Marriott                                          30,482                  26%             12/31/13
HEALTHSOUTH(2)                                     8,700                   8%             12/31/11
Five Star(3)                                       7,000                   6%             12/31/18
Genesis Health                                     1,483                   1%             12/31/05
Integrated Health                                  1,200                   1%             12/31/10
Private companies (by location):
    Huron & Sioux Falls, SD (3 properties)         1,074                   1%             1/31/13
    Fresno, CA                                       900                   1%             9/30/15
    Seattle, WA                                      803                   1%             12/31/05
    Grove City, OH                                   378                   -%             12/31/03
    St. Joseph, MO                                   307                   -%          Month to month
                                                --------               ------
                                                $115,327                 100%
                                                ========               ======

1    This lease went into effect on January 11,  2002,  upon the  closing of our  acquisition  of 31 properties for $600.0 million.

2    On January 2, 2002, we completed a property  exchange with HEALTHSOUTH and amended the lease to reduce the annual rent and extend the lease term.

3    In  connection  with the Five  Star  Spin-Off,  our  lease  with  Five  Star for 55  facilities previously operated for our own account commenced on January 1, 2002.

         Marriott. Marriott International, Inc. ("Marriott") is our most important tenant and property operator. We own 14 independent living properties and assisted living facilities located in seven states with 4,030 units that are leased to a subsidiary of Marriott. Our historic investment in these properties is $325.5 million. The current lease expires in 2013 and Marriott has four all-or-none renewal options for five years each. This lease requires minimum annual rent of $28.0 million, plus percentage rent equal to 4.5% of net patient revenue increases at these properties after 1994. Marriott has guaranteed our lease for these 14 properties.

         Effective January 11, 2002, we leased an additional 31 properties to Five Star which are managed by a subsidiary of Marriott. The minimum rent for these 31 properties is $63.0 million per year plus 5% of net patient revenues increases at these properties after 2002. In addition, a varying percentage of gross revenues each year is required to be paid as additional rent to us and escrowed for future capital expenditures at the leased facilities. Marriott has not guaranteed Five Star's lease obligations. Marriott is a NYSE listed company whose major businesses are developing, operating and managing hotels, senior living properties and timeshare resorts. At December 28, 2001, Marriott reported total assets of $9.1 billion and stockholders' equity of $3.5 billion and its unsecured senior debt obligations are investment grade rated.

         The following table presents summary financial information of Marriott from its Annual Report on Form 10-K for the three fiscal years ended December 28, 2001.

          Summary Financial Information of Marriott International, Inc.
                                  (in millions)

                                            As of or for the year ended
                                 ----------------------------------------------
                                  December 28,     December 29,    December 31,
                                      2001             2000            1999
                                 -------------     ------------    ------------
Sales..........................    $10,152           $10,080          $8,739
Net income.....................        236               479             400
Total assets...................      9,107             8,237           7,324
Debt...........................      2,815             2,016           1,676
Equity.........................      3,478             3,267           2,908

         HEALTHSOUTH. On September 6, 2001, we were notified by HEALTHSOUTH that it intended to close one of the five healthcare facilities which it leased from us, but that it expected to continue paying rent to us for this facility through the remainder of the lease term. We notified HEALTHSOUTH that its closure of this facility was a default under its lease even if the rent were to be continuously paid. On January 2, 2002, this default was settled by a property exchange. We delivered to HEALTHSOUTH title to the five nursing homes which it leased from us. In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals with 364 beds and HEALTHSOUTH leases these hospitals from us. As part of this settlement, HEALTHSOUTH's lease was extended to December 31, 2011 from January 1, 2006 and HEALTHSOUTH has two all-or-none renewal options for 10 years each. In addition, the annual rent was reduced from $10.3 million to $8.7 million. Our historic investment in the five properties prior to the exchange was $73.4 million (net book value of $43.3 million). Our historic investment in the new properties is $43.3 million, which was the net book value of the properties given up at the time of the exchange. HEALTHSOUTH is a NYSE listed company whose principal businesses are in-hospital rehabilitation services, outpatient rehabilitation services and outpatient surgery services. At December 31, 2001, HEALTHSOUTH reported total assets of $7.6 billion and stockholders' equity of $3.8 billion and its senior unsecured long-term debt obligations are currently rated Ba1 by Moody's Investors Service and BBB- by Standard & Poor's.

         Five Star. In 2000, two of our tenants, Integrated Health Services, Inc. ("Integrated") and Mariner Post-Acute Network, Inc. ("Mariner"), filed for bankruptcy. Effective July 1, 2000, we entered settlements with these tenants. Pursuant to the Integrated settlement, we assumed the financial responsibility for 41 nursing homes, operations for five nursing homes formerly managed by Integrated were assumed by the primary tenant, HEALTHSOUTH, and the lease for one nursing home was amended as described below. Pursuant to the Mariner settlement, we assumed financial responsibility for 17 nursing homes. Subsequent to July 1, 2000, we closed operations at two of these nursing homes, and we purchased an assisted living facility in the vicinity of a nursing home formerly leased to Mariner. As a result of these activities, 56 healthcare properties, including 54 nursing homes and two assisted living facilities, located in 12 states, with 5,166 beds were managed for our account from July 1, 2000 to December 31, 2001. As previously discussed in "Recent Developments", we completed a spin-off of substantially all of our equity ownership of Five Star to our shareholders on December 31, 2001. Five Star began to lease 55 of these healthcare properties as of the spin-off date and Five Star directly assumed a third party lease for an additional property. The carrying value of our historic investment in these properties, net of previously reported impairment losses, is $144.6 million. The Five Star lease expires in 2018 and Five Star has one-all-or none renewal option for 15 years. The annual rent payable to us is $7.0 million plus increases beginning in 2004 equal to 3% of revenues at each property during a year in excess of revenues at each property during 2003. We also lease 31 senior living communities operated by a subsidiary of Marriott to Five Star. This lease expires in 2017 and the annual rent payable to us is $63.0 million plus increases beginning in 2003 equal to 5% of revenues at each property during a year in excess of revenues at each property during 2002. Five Star is a public company listed on the American Stock Exchange; its book equity capitalization at the time of the spin-off was $50.0 million and Five Star has no debt.

         Integrated. We lease one nursing home with 140 beds to Integrated. Our historic investment in this property is $15.6 million. This lease expires in 2010 and Integrated has three renewal options for 10 years each. The annual rent payable to us is $1.2 million plus annual increases beginning in 2004 based upon changes in the consumer price index. Integrated is a large, publicly owned, nursing home and home health services company. Integrated filed for bankruptcy in 2000, but the lease for this property was amended pursuant to an agreement of the parties, and our lease payments have remained current since then.

         Genesis. We lease one nursing home with 150 beds to a subsidiary of Genesis Health Ventures, Inc. ("Genesis"). Our historic investment in this property is $13.0 million. This lease expires in 2005 and Genesis has three renewal options totaling an additional 25 years. The lease currently requires annual rent of $1.5 million and increases annually by $13,000. Genesis is a large, publicly owned, nursing home company. Genesis and its subsidiary filed for bankruptcy in 2000. A plan of reorganization was confirmed and both Genesis and its subsidiary emerged from bankruptcy on October 2, 2001.

         In addition to the tenants described above, we currently lease seven properties located in five states with an aggregate of 964 units to five separate privately owned tenants. Our historic investment in these properties is $21.1 million. These leases require total annual rent of $3.5 million. These leases are currently being paid according to their contractual terms, except for one lease of a facility in St. Joseph, Missouri which is presently not current in its lease obligations to us.

         Lease Terms. Our leases are so called "triple net" leases which require the tenants to maintain our properties during the lease terms and to indemnify us for liability which may arise by reason of our ownership of the properties. Lease terms generally include the following:

         Maintenance and Alterations. Our tenants are required to maintain, at their expense, the leased properties in good order and repair, including structural and nonstructural components. Except in the case of properties leased to Marriott, alterations and additions to any leased property which exceed threshold amounts may only be made with our prior consent. Any alterations or improvements made to any leased property during the terms of the leases become our property at the expiration of the lease, subject in some cases to our obligation to pay to the tenants unamortized costs. At the end of the leases, tenants are required to surrender the leased properties in substantially the same condition as existed on the commencement dates of the leases, subject to permitted alterations and subject to ordinary wear and tear.

         Assignment and Subletting. Our consent is generally required for any direct or indirect assignment or sublease of our properties. In the event of any assignment or subletting, the initial tenant remains liable under the lease and all guarantees and other security remain in place.

         Environmental Matters. Our tenants are required, at their expense, to remove and dispose of any hazardous substances at the leased properties in compliance with all applicable environmental laws and regulations and to pay any costs we incur in connection with removal and disposal. Each tenant has indemnified us for any liability which may arise as a result of the presence of hazardous substances at the leased property and from any violation or alleged violation of any applicable environmental law or regulation.

         Indemnification and Insurance. Each tenant is required to indemnify us from all liabilities which may arise from our ownership or their use of our properties. Each tenant is required to maintain insurance for our properties covering:

     o comprehensive general liability for damage to property or injury arising out of the ownership, use, occupancy or maintenance of the property;

     o commercial property "all risk" liability for damage to improvements, merchandise, trade fixtures, furnishings, equipment and personal property;

     o    workers' compensation liability;

     o    business interruption loss;

     o    in some cases, medical malpractice;

     o flood loss, if a property is located in whole or in part in a flood plain; and

     o other losses customarily insured by businesses similar to the business conducted at our properties.

The leases require that we be named as an additional insured under these policies.

         Damage, Destruction or Condemnation. If any of our properties is damaged by fire or other casualty, or is taken for a public use, we receive all insurance or taking proceeds and our tenants are required to pay any difference between the amount of proceeds and the historical investment by us in the affected property. In the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the property.

         Events of Default.  Events of default include:

     o    the failure of the tenant to pay rent or any other sum when due;

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

     o    exercise our rights with respect to any collateral securing the lease;
          and

     o require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

         Ground Lease Terms. During 2001, the land underlying two of our properties was leased. These ground leases terminate in 2079 and 2086. The annual rents payable under these ground leases in 2001 totaled approximately $140,000. If any ground lease terminates, the lease with respect to the property on such ground-leased land will also terminate. Our leases require the tenants to pay and perform all obligations arising under these ground leases. If our tenants fail to pay the applicable ground rent or elect not to renew any ground lease, we may have to do so in order to protect our investment in these properties. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current requirement to make any pledge of our ground lease interests.

         Of the 31 properties acquired on January 11, 2002, there are three ground leases, two of which terminate in 2016 and one which terminates in 2028. The current annual rents payable under these ground leases total approximately $1.6 million per year.

Investment Policies

         Our investment policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

         Acquisitions. Our present investment goals are to acquire additional senior apartments, independent living properties, assisted living facilities and nursing homes, primarily for income and secondarily for their appreciation potential. In making acquisitions, we will consider a range of factors including:

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

         Completed Acquisitions.  During 2001 we completed no new investments.

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

         We assumed nursing home operations as a result of lease terminations and foreclosures arising from two tenant bankruptcies in 2000. Under applicable IRC provisions governing REITs, we were required to dispose of these operations within three years, subject to extension periods for up to an additional three years. After these operations were stabilized we leased these properties on a long term basis to Five Star.

Financing Policies

         We have a $270.0 million revolving bank credit facility. The facility requires payment of interest only at LIBOR plus a premium until maturity on September 15, 2002. Outstanding borrowings under the facility were zero at December 31, 2001. This revolving bank credit facility is secured by first mortgages upon, and a collateral assignment of leases for, the 14 properties leased to Marriott. This revolving bank credit facility has several covenants typically found in revolving loan facilities including covenants to maintain a minimum net worth and minimum collateral value, which prohibit us from incurring debt in excess of 60% of our total capital.

         We may use our revolving bank credit facility to fund acquisitions, for working capital and for general business purposes. Periodically, we expect to repay amounts drawn under the revolving bank credit facility with proceeds of equity and long term debt offerings. Our organizational documents do not limit the amount of indebtedness we may incur. At present we expect to maintain a capital structure in which our debt will not exceed 60% of our total capital. We will consider future equity offerings when, in our judgment, doing so will improve our capital structure without materially adversely affecting the market value of our shares. In the future, we may modify our current financing policies in light of then current economic conditions, relative costs of debt and equity capital, acquisition opportunities and other factors; and our intended ratio of debt to total capital may change.

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

Our Investment Manager and Other Operating Arrangements

         We have no employees. Services which would be provided to us by employees are provided by our investment manager, REIT Management & Research LLC ("RMR"). RMR is a Delaware limited liability company beneficially owned by Gerard M. Martin and Barry M. Portnoy. RMR's principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 928-1300. The Directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President, John
C. Popeo,

Treasurer, and Evrett W. Benton, John A. Mannix, David M. Lepore, Thomas M. O'Brien, Jennifer B. Clark, John R. Hoadley and Bruce J. Mackey Jr., all Vice Presidents. Gerard M. Martin and Barry M. Portnoy are our Managing Trustees, and David J. Hegarty and John R. Hoadley are our officers.

         In accordance with applicable IRC provisions, we hired FSQ, Inc., an independent third party manager, to manage the operations of the 56 facilities conducted by Five Star. See "Federal Income Tax Considerations - REIT Qualification Requirements." FSQ, Inc. was owned by Gerard M. Martin and Barry
M. Portnoy, our Managing Trustees. On January 2, 2002, in connection with the Five Star Spin-Off, Five Star acquired FSQ, Inc. in order for Five Star to acquire the personnel, systems and assets necessary to operate the 56 facilities. The consideration for this merger was 125,000 shares of Five Star common stock payable to each of Messrs. Martin and Portnoy. In connection with the merger, our Board of Trustees received an opinion from an internationally recognized investment banking firm to the effect that, the consideration provided for in the merger was fair, from a financial point of view, to Five Star.

         The title to certain nursing homes operated for our own account were delivered to us in partial satisfaction of our claims against one of our former bankrupt tenants. Because we did not own or mortgage these properties prior to their delivery to us, these properties were not foreclosure properties as defined in applicable IRC regulations. Accordingly, we created new subsidiaries to take title to these properties and assume these operations, which subsidiaries were 99% beneficially owned by us with no voting control and 0.5%
beneficially owned with 50% voting control by each of our Managing Trustees, Gerard M. Martin and Barry M. Portnoy. Effective January 1, 2001, the IRC laws concerning permissible REIT activities were changed and we acquired 100% ownership interests of these entities from Messrs. Martin and Portnoy at their cost.

Employees

         As of March 15, 2002, we had no employees. RMR, which administers our day-to-day operations, had about 250 full-time employees.

Regulation and Reimbursement

         Our own and our tenants' operations of our properties must comply with numerous federal, state and local statutes and regulations. The healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Government Regulation and Rate Setting

         Senior Apartments. Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents' private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may lease some subsidized senior apartment facilities, we do not expect these facilities to be a major part of our future business, and we do not own senior apartments where rent subsidies are applicable.

         Independent Living Apartments. Government benefits generally are not available for services at independent living apartments and the resident charges in these facilities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential facilities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements which may be subject to these state standards include independent living apartments and assisted living facilities. Because independent living apartments usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living apartments are licensed by state health departments, social service agencies, or offices on aging with jurisdiction over group residential facilities for seniors. To the extent that independent living apartments include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the facilities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living apartments in which residents pay entrance fees or prepay other costs.

         Assisted Living. According to the National Academy for State Health Policy, approximately 39 states provide or are approved to provide Medicaid payments for residents in some assisted living facilities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and eight other states are planning some Medicaid funding by requesting waivers implementing assisted living pilot programs or demonstration projects. Because rates paid to assisted living facility operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at, and physical conditions of, the participating facilities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states' inspection processes for nursing homes.

         In light of the large number of states using Medicaid to purchase services at assisted living facilities and the growth of assisted living in the 1990s, a majority of states have adopted licensing standards applicable to assisted living facilities. According to the National Academy for State Health Policy, 29 states have licensing statutes or standards specifically using the term "assisted living". The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Most state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, seven states require certificates of need from state health planning authorities before new assisted living facilities may be developed and two states have exempted assisted living facilities from certificate of need laws. Based on our analysis of current economic and regulatory trends, we believe that assisted living facilities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living facilities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living facilities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

         Two federal government studies provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging on assisted living facilities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and is expected to result in a report on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability. In 2001, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on community-based alternatives to nursing homes. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have. Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that in absence of federal standards, the states' policies will continue to vary widely.

Nursing homes.

         Reimbursement. About 58% of all nursing home revenues in the U.S. in 2000 came from government Medicare and Medicaid programs, including about 48% from Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, often referred to as PPS, began being phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not facility specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services. At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including our tenants. The new Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before the new Medicare payment system, Medicare rates were facility-specific and cost-based. Under the new Medicare payment system, facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident's medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase-in period, Medicare rates for skilled nursing facilities have been based on a blend of facility specific costs and rates established by the new Medicare payment system. According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about nine percent.

         Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20 percent and allowed nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.

         In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001 to October 1, 2002, this Act increases the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, and maintained the previously temporary 20% increase in the other care group rates established in 1999.

         Effective October 1, 2002, the 4% across-the-board increase in Medicare payment rates, the 16.66% increase in the nursing component of the rates, and the 6.7% increase in rehabilitation care group rates, are scheduled to expire. The 20% increase for the skilled nursing care groups will expire when the current resource utilization groups are refined. The Bush administration's fiscal year 2003 budget proposal assumes that the add-ons to the Medicare rates will expire as scheduled and does not provide for additional Medicaid funding for nursing homes. The Medicare Payment Advisory Commission has recommended that Congress incorporate the 20% increases into the base rate for fiscal year 2003 and that the other add-ons expire as scheduled.

         Survey And Enforcement. CMS has begun to implement an initiative to increase the effectiveness of Medicare and Medicaid nursing facility survey and enforcement activities. CMS' initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and the CMS' July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999 and 2000 which recommended that CMS and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results for each nursing home are posted on the internet at http://www.medicare.gov. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our tenants' abilities to pay their rents.

         In 2000, CMS issued a report on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report to be presented to Congress in 2002, the Department of Health and Human Services has found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but is considering publishing the staffing level at each nursing home to increase market demand.

         Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities, to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and will require compliance by 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our tenants' licenses or eligibility for Medicare or Medicaid reimbursement or compliance with applicable federal or state regulations could negatively affect their ability to pay rent to us.

         Certificates Of Need. Most states also limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built. Even states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations generally make nursing homes more valuable by limiting competition.

         A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress, such as additional Medicare and Medicaid reforms and cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

Competition

         We compete with other real estate investment trusts. We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in real estate. Some of these competitors have resources that are greater than ours and have lower costs of capital.

Environmental Matters

         Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. We review environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Segment Information

         For financial information about our segments see Note 11 to our Consolidated Financial Statements.

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

         The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

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

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2001 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a C corporation, and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amounts we distribute. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

     o We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

     o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

     o If we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this net income from foreclosure property at the highest regular corporate rate, which is currently 35%. We expect to have little or no net income from foreclosure property in 2001 or 2002.

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

     o If we have succeeded to undistributed earnings and profits from an acquired C corporation, to preserve our status as a REIT we must generally distribute all of these undistributed earnings and profits not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we acquired several C corporations on January 11, 2002 as part of our acquisition of 31 senior living facilities. Some of these C corporations had operated for several years as subsidiaries of different parent companies. Our investigation of these C corporations indicates that they do not have retained earnings and profits that will jeopardize our status as a REIT. However, upon review or audit, the IRS may disagree with our conclusion.

     o As explained below, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be separately taxed on its net income as a C corporation, and will be subject to limitations on the deductibility of interest expense paid to us. In addition, we will be subject to a 100% tax on redetermined rents, redetermined deductions, and excess interest expense, in order to ensure that transactions between and among us, our tenants, and our taxable REIT subsidiaries are at arm's length.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal income tax in the same manner as a C corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1) that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as a C corporation;

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

         Section  856(b) of the Internal  Revenue Code provides that  conditions
(1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months.
Section  856(h)(2) of the Internal Revenue Code provides that neither  condition
(5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2001, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

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

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

         Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter of our taxable year, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

         (1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares,

         (2) join with us in making a taxable REIT subsidiary election,

         (3) not directly or indirectly operate or manage a lodging facility or a health care facility, and

         (4) not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility.

         In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary's taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

         Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

         In our 2000 taxable year, we took title to several healthcare facilities, valued in the aggregate at less than $9 million, through corporate subsidiaries in which we owned 99% of the outstanding common stock, all of which was nonvoting, and in which individual shareholders owned 1% of the outstanding common stock, all of which was voting. We could not take direct title to these particular facilities and operate them under the "foreclosure property" rules discussed below, because the facilities were not leased by or mortgaged to us at the time of our tenant-mortgagor's default with respect to other facilities, nor could we lease these facilities on suitable terms because of market conditions at that time. Accordingly, our 99% subsidiaries took title to these particular facilities and retained an independent contractor to operate and manage the facilities. Although there can be no assurance in this regard, we believe that these 99% subsidiaries' ownership and operational structure during our 2000 taxable year satisfied the then applicable REIT asset tests discussed below, because we did not own more than 10% of the voting securities of the 99% subsidiaries. As of January 1, 2001, we acquired 100% ownership of the formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001. These elections were revoked early in taxable year 2002, in connection with the spin-off of Five Star Quality Care, Inc. and our diminished ownership of these subsidiaries. We have received an opinion of counsel that, although the matter is not free from doubt, it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001 until the revocation of the taxable REIT subsidiary elections. We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued. If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries. As our qualified REIT subsidiaries, the gross income from the subsidiaries' healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below. We expect to take steps to qualify for the 75% and 95% gross income tests under the relief provision described below, including for example attaching an applicable schedule of gross income to our 2001 federal income tax return as required by Section 856(c)(6)(A) of the Internal Revenue Code. Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests' relief provision and thereby preserve our qualification as a REIT. If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

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

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property", if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

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

         In our 2000 taxable year, we reduced to possession several healthcare facilities, including both the real property and the incidental personal property at these facilities, in each case after a default or imminent default on either a loan secured by the facility or a lease of the facility. As of and subsequent to December 31, 2001, these facilities are leased to Five Star Quality Care, Inc., and we believe the rents from these facilities qualify as "rents from real property". For periods before we began leasing these facilities to Five Star Quality Care, Inc., gross operating income from the facilities would not have qualified under the 75% and 95% gross income tests in the absence of "foreclosure property" treatment under Section 856(e) of the Internal Revenue Code, and would likely have disqualified us from being a REIT. As foreclosure property, however, gross operating income from our repossessed facilities qualified under the 75% and 95% gross income tests. Further, any gain we recognized on the sale of foreclosure property, plus any income we received from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by our expenses directly connected with the production of those items of income, was subject to tax at the maximum corporate rate of 35%.

         We believe that we were eligible, pursuant to Section 856(e) of the Internal Revenue Code, to treat our repossessed facilities as "foreclosure property," and we made an election to that effect with our 2000 federal income tax return. However, a repossessed facility's status as foreclosure property would have ceased upon the earlier of:

     o the date we began to lease the facility on terms that gave rise to income that did not qualify under the 75% gross income test, or the date we began to receive or accrue income pursuant to a lease, directly or indirectly, that did not qualify under the 75% gross income test,

     o the first day after repossession on which construction took place, other than completion of a building or other improvement where more than 10% of the construction was completed before our tenant's or debtor's default became imminent, or

     o the first day more than 90 days after repossession that we did not retain an independent contractor, from whom we did not derive or receive any income, to operate the facility on our behalf.

         We do not believe that foreclosure property status for the repossessed facilities terminated at any point before our lease of these properties to Five Star Quality Care, Inc. began. We retained an independent contractor from whom we did not derive or receive any income to oversee the day-to-day operation of our repossessed facilities, and although there can be no assurance in this regard, we believe that our repossessed facilities qualified as foreclosure property under Section 856(e) of the Internal Revenue Code. Accordingly, we believe that gross operating income from these repossessed facilities qualified under the 75% and 95% gross income tests.

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

         It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test with certain adjustments, multiplied by a fraction intended to reflect our profitability.

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

     o Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

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

         Our Relationship with Five Star. In 2001, we and HRPT Properties Trust spun off substantially all of our Five Star Quality Care, Inc. common shares. In addition, our leases with Five Star, Five Star's charter and bylaws, and the transaction agreement governing the spin-off collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our principal shareholder, HRPT Properties Trust, obtaining actual or constructive ownership of 10% or more of the Five Star common shares. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property," and thus qualifying income under the 75% and 95% gross income tests described above.

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

         If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

         In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute earnings and profits that we inherit from acquired C corporations, for example, the subsidiaries we acquired on January 11, 2002. However, as explained below, our investigation indicates that we did not inherit earnings and profits from these subsidiaries that will jeopardize our status as a REIT.

The Acquisition of 31 Senior Living Communities

         On January 11, 2002, we acquired all of the outstanding stock of a subsidiary of a domestic C corporation. At the time of that acquisition, this subsidiary directly or indirectly owned all of the outstanding equity interests in lower tier, corporate and noncorporate subsidiaries. Upon our acquisition, each of the acquired entities became either our qualified REIT subsidiary under
Section 856(i) of the Internal Revenue Code or a disregarded entity under Treasury regulations issued under Section 7701 of the Internal Revenue Code. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of wholly-owned subsidiaries have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally are treated as the successor to the acquired subsidiaries' federal income tax attributes, such as those entities' adjusted tax bases in their assets and their depreciation schedules; we are also treated as the successor to the acquired corporate subsidiaries' earnings and profits for federal income tax purposes, if any.

         Built-in Gains from C Corporations. As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a C corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period following the acquisition, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess at the time we acquired the asset, if any, of the asset's fair market value over its then adjusted tax basis, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset acquired in the January 11, 2002 transaction during the ten-year period commencing on that date could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any assets acquired in this transaction.

         Also on January 11, 2002, we conveyed to Five Star and its subsidiaries operating assets that were of a type that are typically owned by the tenant of a senior living facility. In exchange, Five Star and its subsidiaries assumed related operating liabilities. The aggregate adjusted tax basis in the transferred operating assets was less than the related liabilities assumed, and Five Star and its subsidiaries have received a cash payment from us in the amount of the estimated difference. We believe that the fair market value of these conveyed operating assets will equal their adjusted tax bases, and we and Five Star agreed to do our respective tax return reporting to that effect. Accordingly, although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets' fair market value, we expect to report no gain or loss, and therefore to owe no corporate level tax under the rules for dispositions of former C corporation assets, in respect of this conveyance of operating assets to Five Star.

         Earnings and Profits. A REIT may not at the end of any taxable year have any undistributed earnings and profits for federal income tax purposes that are attributable to a C corporation. Upon the closing of the January 11, 2002 transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate subsidiaries. Thus, we need to distribute all of these earnings and profits no later than December 31, 2002. If we fail to do so, we will not qualify as a REIT for 2002 and thereafter unless a relief provision applies.

         Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we have made a preliminary investigation of the amount of undistributed earnings and profits that we inherited in the January 11, 2002 transaction. At present, we believe that we did not acquire any undistributed earnings and profits in this transaction that will remain undistributed on December 31, 2002 after taking into account our anticipated distributions for 2002. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to the undistributed earnings and profits that we inherited as a result of the January 11, 2002 transaction. In examining the calculation of undistributed earnings and profits that we inherited, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments.

         If we discover that we have inherited undistributed earnings and profits in the January 11, 2002 transaction that would not be eliminated by December 31, 2002 through our distributions made during 2002, we may choose to preserve our qualification and taxation as a REIT by making a special distribution for our 2002 taxable year. If, despite these best efforts during our 2002 taxable year, it is subsequently determined that we had undistributed earnings and profits from the January 11, 2002 transaction at December 31, 2002, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

         Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

         The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off from HRPT Properties Trust depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the Internal Revenue Code. We believe that Section 351(a) treatment was appropriate. Therefore, we carried over HRPT Properties
Trust's tax basis and depreciation schedule in each of the assets, and to the extent that HRPT Properties Trust recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets. In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT Properties Trust in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets. We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code, and we will perform all our tax reporting accordingly. We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange is an exchange under Section 351(a) of the Internal Revenue Code. We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.

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

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

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

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These Treasury regulations require the use of the IRS Forms W-8 series.

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

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 30%, but this rate will fall to 28% over the next several years. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office.

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

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

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

Item 2.  Properties

         At December 31, 2001, we had real estate investments totaling $593.2 million, at cost and after impairment loss write-downs, in 83 properties that were leased to tenants. At December 31, 2001, 14 properties with an aggregate cost of $325.5 million were mortgaged to secure our revolving bank credit facility and two properties with an aggregate cost of $9.2 were mortgaged for $9.1 million.

         The following table summarizes some information about our properties as of December 31, 2001. All dollar amounts are in thousands. See "Item 1. Business."

                                                                                 Built/                                  Invest-
Location                                         Property Type                Renovated(1)        Units/Beds(2)           ment(3)
-------------------------------------------      -----------------------    -----------------    -----------------     -----------
Triple Net Leases:

Marriott International, Inc.
Scottsdale, AZ                                   Assisted Living                   1990                  148               $9,877
Sun City, AZ                                     Assisted Living                   1990                  149               11,916
Laguna Hills, CA                                 Independent Living                1991                  403               31,791
Boca Raton, FL                                   Independent Living                1999                  412               44,836
Deerfield Beach, FL                              Independent Living                1986                  288               16,935
Fort Myers, FL                                   Independent Living                1987                  470               23,905
Palm Harbor, FL                                  Independent Living                1992                  319               33,863
Port St. Lucie, FL                               Assisted Living                   1993                  128               12,451
Arlington Heights, IL                            Independent Living                1986                  363               36,742
Silver Spring, MD                                Independent Living                1992                  354               33,080
Bellaire, TX                                     Assisted Living                   1991                  145               12,410
Arlington, VA                                    Independent Living                1992                  421               18,889
Charlottesville, VA                              Independent Living                1991                  316               29,829
Virginia Beach, VA                               Assisted Living                   1990                  114                8,948
                                                                                                 -----------------    --------------
                                                                                                       4,030              325,472
Five Star Quality Care, Inc.
Phoenix, AZ                                      Nursing Home                      1984                  125                3,223
Yuma, AZ                                         Nursing Home                      1984                  119                2,386
Yuma, AZ                                         Independent Living                1984                   52                  735
Arleta, CA                                       Assisted Living                   1976                   85                2,468
Lancaster, CA                                    Nursing Home                      1994                   99                3,531
Stockton, CA                                     Nursing Home                      1991                  116                3,179
Thousand Oaks, CA                                Nursing Home                      1970                  124                3,498
Van Nuys, CA                                     Nursing Home                      1984                   58                1,352
Canon City, CO                                   Nursing Home/
                                                 Senior Apartments                 1984                  133                3,180
Colorado Springs, CO                             Nursing Home                      1996                   75                2,645
Delta, CO                                        Nursing Home                      1978                   92                3,880
Grand Junction, CO                               Nursing Home                      1986                   95                4,467
Grand Junction, CO                               Nursing Home                      1995                   82                3,979
Lakewood, CO                                     Nursing Home                      1985                  125                4,816
Littleton, CO                                    Nursing Home                      1965                  198                5,699
New Haven, CT                                    Nursing Home                      1971                  150                5,783
Waterbury, CT                                    Nursing Home                      1974                  150                5,320
College Park, GA                                 Nursing Home                      1985                   99                3,077
Dublin, GA                                       Nursing Home                      1968                  130                4,610
Glenwood, GA                                     Nursing Home                      1972                   61                1,788
Marietta, GA                                     Nursing Home                      1973                  109                3,089
Clarinda, IA                                     Nursing Home                      1968                   96                1,999
Council Bluffs, IA                               Nursing Home                      1963                   62                1,401

                                                                                 Built/                                  Invest-
Location                                         Property Type                Renovated(1)        Units/Beds(2)           ment(3)
-------------------------------------------      -----------------------    -----------------    -----------------     -----------
Mediapolis, IA                                   Nursing Home                      1973                   62                2,206
Des Moines, IA                                   Nursing Home                      1997                   85                  799
Glenwood, IA                                     Nursing Home                      1982                  116                2,464
Pacific Junction, IA                             Nursing Home                      1978                   12                  375
Winterset, IA                                    Nursing Home/
                                                 Senior Apartments                 1995                  117                2,793
Ellinwood, KS                                    Nursing Home                      1972                   59                1,377
Farmington, MI                                   Nursing Home                      1991                  149                4,190
Howell, MI                                       Nursing Home                      1985                  149                4,976
Tarkio, MO                                       Nursing Home                      1996                   75                2,532
Ainsworth, NE                                    Nursing Home                      1995                   48                  470
Ashland, NE                                      Nursing Home                      1996                  101                1,906
Blue Hill, NE                                    Nursing Home                      1996                   63                1,158
Central City, NE                                 Nursing Home                      1999                   65                  996
Columbus, NE                                     Nursing Home                      1978                   48                  689
Edgar, NE                                        Nursing Home                      1995                   52                  179
Exeter, NE                                       Nursing Home                      1972                   48                  677
Grand Island, NE                                 Nursing Home                      1996                   76                2,035
Gretna, NE                                       Nursing Home                      1995                   61                  991
Lyons, NE                                        Nursing Home                      1974                   63                  860
Milford, NE                                      Nursing Home                      1970                   54                  944
Sutherland, NE                                   Nursing Home                      1995                   62                1,306
Utica, NE                                        Nursing Home                      1988                   40                  645
Waverly, NE                                      Nursing Home                      1995                   50                1,264
Brookfield, WI                                   Nursing Home                      1995                  224                6,223
Clintonville, WI                                 Nursing Home                      1965                   61                1,831
Clintonville, WI                                 Nursing Home                      1969                  103                1,789
Madison, WI                                      Nursing Home                      1987                   63                1,922
Milwaukee, WI                                    Nursing Home                      1983                  154                4,221
Pewaukee, WI                                     Nursing Home                      1969                  175                3,494
Waukesha, WI                                     Nursing Home                      1995                  105                5,814
Laramie, WY                                      Nursing Home                      1986                   98                4,097
Worland, WY                                      Nursing Home/
                                                 Senior Apartments                 1996                   93                3,310
                                                                                                 -----------------    --------------
                                                                                                       5,166              144,638
HEALTHSOUTH Corporation (4)
Boston, MA                                       Nursing Home                      1985                  201               24,978
Hyannis, MA                                      Nursing Home                      1982                  142                8,292
Middleboro, MA                                   Nursing Home                      1987                  124               17,523
North Andover, MA                                Nursing Home                      1985                  122                3,860
Worcester, MA                                    Nursing Home                      1990                  173               18,769
                                                                                                 -----------------    --------------
                                                                                                         762               73,422
Integrated Health Services, Inc.
Canonsburg, PA                                   Nursing Home                      1990                  140               15,598
                                                                                                 -----------------    --------------
                                                                                                         140               15,598
Genesis Health Ventures, Inc.
Burlington, NJ                                   Nursing Home                      1994                  150               13,007
                                                                                                 -----------------    --------------
                                                                                                         150               13,007
Private Company Tenants
Fresno, CA                                       Nursing Home                      1985                  180                3,503
Grove City, OH                                   Nursing Home                      1965                  200                3,445

                                                                                 Built/                                  Invest-
Location                                         Property Type                Renovated(1)        Units/Beds(2)           ment(3)
-------------------------------------------      -----------------------    -----------------    -----------------     -----------
St. Joseph, MO                                   Nursing Home                      1976                  120                1,333
Huron, SD                                        Nursing Home                      1977                  163                3,256
Huron, SD                                        Assisted Living                   1968                   59                1,014
Sioux Falls, SD                                  Nursing Home                      1979                  139                3,319
Seattle, WA                                      Nursing Home                      1964                  103                5,192
                                                                                                 -----------------    --------------
                                                                                                         964               21,062
                                                                                                 -----------------    --------------
Total Portfolio                                                                                       11,212             $593,199
                                                                                                 =================    ==============

(1)  The dates presented are the later of the date of original construction or the date of substantial  renovation as evidenced by capital expenditures in excess of 20% of the investment shown in the last column.
(2)  Units/beds are a customary measure of property values used in the senior housing industry.
(3)  Represents our costs before depreciation and, in some cases, is net of impairment loss write-downs.
(4)  On January 2, 2002, the five nursing home properties in Massachusetts  were exchanged for two rehabilitation  hospitals.  See
     "Item 1. Business - Recent  Developments." The investment in the two new hospitals is $43,308, the net book value of the five nursing home properties given up at the time of the exchange. The information related to the two new properties is as follows
     (headings are subject to the applicable footnotes above):

Location              Property Type             Built/Renovated           Units/Beds              Investment
--------              -------------             ---------------           ----------              ----------
Woburn, MA          Rehabilitation Hospital          1984                    198                    $23,558
Braintree, MA       Rehabilitation Hospital          1975                    166                     19,750
                                                                      ----------------         --------------
                                                                             364                    $43,308
                                                                      ================         ==============

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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

         Our common  shares are traded on the New York Stock  Exchange  (symbol:
SNH). The following table sets forth for the periods indicated the high and low closing sale prices for our shares as reported in the New York Stock Exchange Composite Transactions reports.

                           2001               High                       Low
Fourth Quarter.........................      $13.95                     $12.21
Third Quarter..........................       13.85                      12.40
Second Quarter.........................       13.15                      11.06
First Quarter..........................       11.27                       9.75

                           2000
Fourth Quarter.........................      $10.31                      $8.81
Third Quarter..........................        9.56                       7.94
Second Quarter.........................       10.25                       7.33
First Quarter..........................       13.56                       8.19

         The closing price of our common shares on the New York Stock Exchange on March 15, 2002, was $13.94.

         As of March 15, 2002, there were approximately 3,990 record holders of our common shares, and we estimate that as of that date there were in excess of 85,000 beneficial owners of our common shares.

         The following table sets forth the amount of distributions paid and payable in 2001 and 2000 and the respective annualized rates.

                                             Common              Annualized
                                          Distribution             Common
                        Date Paid           Per Share         Distribution Rate
                           2001
November 27, 2001......................       $0.30                 $1.20
August 21, 2001........................        0.30                  1.20
May 21, 2001...........................        0.30                  1.20
January 24, 2001.......................        0.30                  1.20

                           2000

November 21, 2000......................       $0.30                 $1.20
August 24, 2000........................        0.30                  1.20
May 25, 2000...........................        0.30                  1.20
February 24, 2000......................        0.60                  2.40

         In addition to the distributions shown above, a non-cash distribution of $0.726 per share was made on December 31, 2001 in connection with the Five Star Spin-Off. Under IRC rules applicable to REITs, the distribution paid on January 24, 2001 was reported for tax purposes in 2000. As a result, the total distributions per share reported for tax purposes in 2001 and 2000 was $1.63 per share and $1.80 per share, respectively. The 2001 distributions are classified for tax purposes as 48.51% ordinary income and 51.49% return of capital. The 2000 distributions were classified for tax purposes as 12.95% ordinary income and 87.05% capital gain (of which, 30.1% was unrecaptured depreciation).

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the IRC, we are required to make distributions to shareholders which annually are equal to at least 90% (in our 2000 taxable year this requirement was 95%) of our taxable income. All distributions are made at the discretion of our Board of Trustees. Our Board of Trustees determines the amounts of distributions based upon our earnings, our cash flow available for distribution, our financial condition and other factors that the Trustees deem relevant.

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

Income Statement Data:                                           Year Ended December 31,
                                          ------------------------------------------------------------------
                                              2001          2000          1999          1998          1997
                                          ------------------------------------------------------------------
Total revenues (1)                         $279,012      $ 75,522      $ 90,790      $ 88,306      $ 84,171
Income before gain on sale of
  properties (2)                             17,018        31,022        14,834        46,236        44,723
Net income (2) (3)                           17,018        58,437        14,834        46,236        44,723
Funds from operations (4)                    44,517        47,638        67,091        64,533        62,549
Distributions(5)                             79,613        46,722        15,601            --            --

Weighted average shares outstanding          30,859        25,958        26,000        26,000        26,000

Per share:
   Income before gain on sale of
      properties (2)                       $   0.55      $   1.20      $   0.57      $   1.78      $   1.72
   Net income (2) (3)                          0.55          2.25          0.57          1.78          1.72
   Distributions(5)                            1.63          1.80          0.60            --            --

Balance Sheet Data:                                                  At December 31,
                                          ------------------------------------------------------------------
                                              2001          2000          1999         1998          1997
                                          ------------------------------------------------------------------
Real estate properties, at cost            $593,199      $593,395      $708,739      $732,393      $720,987
Real estate mortgages receivable, net            --            --        22,939        37,826        38,134
Total assets                                867,303       530,573       654,000       686,296       692,586
Total indebtedness                          252,707        97,000       200,000            --            --
Total shareholders' equity                  574,624       422,310       409,406       642,069       646,938

(1)  Includes patient revenues from facilities'  operations in 2001.  Includes a gain on foreclosures and lease terminations of $7.1 million in 2000.
(2)  Includes $4.2 million ($0.14 per share) of non-recurring general and administrative expenses related to the foreclosures  and lease  terminations and Five Star Spin-Off costs of $3.7 million ($0.12 per share) in 2001, a gain on foreclosures and lease  terminations of $7.1 million ($0.27 per share) and
     $3.5 million  ($0.14 per share) of  non-recurring  general and  administrative  expenses  related to foreclosures and lease terminations in 2000, and an impairment loss write-down and loan loss reserve totaling $30.0 million ($1.15 per share) in 1999.
(3)  Includes a gain on sale of properties of $27.4 million ($1.06 per share) in 2000.
(4)  Funds from operations or "FFO," is defined in the "Management's Discussion and Analysis of Financial
     Condition and Results of Operations" on the next page.
(5)  Includes a non-recurring  distribution of Five Star common shares in 2001. Cash  distributions  with respect to 2001 were $29.6 million ($0.90 per share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the consolidated financial statements included in Item 14 of this Annual Report on Form 10-K.

         This discussion includes references to funds from operations ("FFO"). FFO is net income calculated in accordance with generally accepted accounting principles ("GAAP"): plus depreciation, amortization, other non-cash expenses and non-recurring items; and less gains on property sales and gain on foreclosures and lease terminations. FFO is further defined in the White Paper on Funds from Operations as approved by the Board of Governors of the National Association of Real Estate Investments Trusts ("NAREIT") in March 1995 and as clarified from time to time thereafter. We consider FFO to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of an equity REIT's ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. We compute FFO using the standards established by NAREIT, but exclude unusual and non-recurring items, certain non-cash items, and gains on sales of undepreciated properties, which may not be comparable to FFO reported by other REITs that define the term differently. FFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance or cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity. Cash flows provided by operating activities and cash available for distribution may not necessarily equal FFO because cash flows are affected by factors not included in the FFO calculation, such as changes in assets and liabilities.

RESULTS OF OPERATIONS

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

         Total revenues for the year ended December 31, 2001, were $279.0 million, compared to total revenues of $75.5 million for the year ended December 31, 2000. Included in total revenues for the year ended December 31, 2001, are revenues from facilities' operations of $229.2 million. On July 1, 2000, we assumed nursing home operations from bankrupt former tenants. Because we had not received substantially all of the licenses required to operate these facilities, we accounted for the facilities' operations using the equity method of accounting during 2000. Included in total revenues for the year ended December 31, 2000, is Other Real Estate Income of $2.5 million, which represented the net operating income from these nursing home operations that we assumed as of July 1, 2000. As of January 1, 2001, we had obtained substantially all of the necessary licenses for these facilities and we consolidated the facilities' operations. On December 31, 2001, we distributed substantially all of our ownership of Five Star, one of our wholly-owned subsidiaries, to our shareholders, resulting in Five Star becoming a separate public company. Five Star was created to conduct the operations of the 56 facilities that were operated for our account through December 31, 2001. In connection with the Five Star Spin-Off, Five Star, which is not a REIT, leased 55 facilities from us and directly assumed a third party lease for an additional property. Beginning January 1, 2002, we will no longer consolidate the operations of the facilities which are conducted by Five Star, but we will receive rental income from Five Star.

         For the year ended December 31, 2001, compared to the year ended December 31, 2000, rental income decreased to $47.4 million from $64.4 million. This decrease is primarily due to the sale of seven properties in 2000 and the tenant bankruptcies and resulting terminated leases and assumed operations by us.

         Also included in total revenues for the year ended December 31, 2000, is a gain on foreclosures and lease terminations of $7.1 million, which represented the excess of the security deposits forfeited, properties received and acceleration of deferred revenues, over the professional fees incurred, third party liabilities incurred, fixed asset impairment write-downs and a reserve for funds to cure deferred maintenance, arising from the foreclosures and lease terminations settled in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Total expenses for the year ended December 31, 2001, were $262.0 million, compared to total expenses of $44.5 million for the year ended December 31, 2000. Total expenses for the year ended December 31, 2001 include expenses of $223.2 million from facilities' operations, which were consolidated beginning January 1, 2001. During 2000, we accounted for the facilities' operations using the equity method of accounting and did not report expenses of facilities' operations.

         Interest expense was $9.5 million lower in the year ended December 31, 2001, compared to the same period in 2000 because the average balance outstanding and the weighted average interest rates on our credit facility were lower during the 2001 period. The decrease in the average balance outstanding is due mainly to our issuance of $27.4 million of trust preferred securities and
17.5 million of our common shares for net proceeds of $213.7 million during 2001 and the application of these net proceeds to borrowings outstanding under our revolving bank credit facility. The decrease in interest expense was partially offset by distributions on the trust preferred securities.

         Depreciation expense decreased in the year ended December 31, 2001, by $709,000 primarily due to the sale of seven properties in 2000 and the net effect of the assets disposed of versus the assets acquired in the settlement with our former tenants, offset by depreciation related to equipment purchases made since December 31, 2000.

         Recurring general and administrative expense decreased by $1.3 million primarily due to the impact of the sale of seven properties in 2000. During the year ended December 31, 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 million compared to $3.5 million in the prior year. These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties. Also during 2001, we incurred $3.7 million of non-recurring costs in connection with the Five Star Spin-Off.

         Net income was $17.0 million, or $0.55 per share, for the year ended December 31, 2001, as compared to $58.4 million, or $2.25 per share, for the year ended December 31, 2000. This decrease in net income is primarily the consequence of the gain of $27.4 million on the sale of properties in 2000 and of the changes in revenues and expenses resulting from the tenant bankruptcies, settlements and sales of properties in 2000 as described above. FFO for the year ended December 31, 2001, was $44.5 million compared to $47.7 million for the same period in 2000. The decrease of $3.1 million is due primarily to the same factors impacting the decrease in net income. Cash distributions paid or payable for the years ended December 31, 2001 and 2000, were $29.6 million, or $.90 per share, and $46.7 million, or $1.80 per share, respectively.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Total revenues for the year ended December 31, 2000, were $75.5 million, compared to total revenues of $90.8 million for the year ended December 31, 1999. Rental income decreased by $20.5 million and interest and other income decreased by $4.4 million. These decreases are primarily the result of the tenant bankruptcies and the sale of properties during 2000. Included in total revenues for the year ended December 31, 2000, is Other Real Estate Income of $2.5 million, which represents the net operating income from nursing home operations that we assumed as of July 1, 2000. Also included in total revenues for the year ended December 31, 2000, is a gain on foreclosures and lease terminations of $7.1 million which represents the excess of the security deposits forfeited, properties received and acceleration of deferred revenues, over the professional fees incurred, third party liabilities incurred, fixed asset impairment write-downs and a reserve for funds to cure deferred maintenance, arising from the foreclosures and lease terminations settled in 2000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         Depreciation expense decreased in 2000 by $2.1 million compared to 1999, primarily due to the sale of properties in 2000, a reduction in asset values as a result of impairment losses recorded in 1999, and the net effect of the assets disposed of versus the assets acquired as a result of the settlements with our bankrupt former tenants.

         Recurring general and administrative expense increased by $534,000 for 2000, compared to 1999, because actual expenses incurred during 2000 were greater than HRPT's general and administrative expenses allocated to us in 1999. During 2000, we incurred nonrecurring general and administrative costs totaling $3.5 million in connection with the establishment of operating systems for foreclosed and repossessed properties. Also included in the 1999 period is $30.0 million of losses resulting from the impairment of some of our properties and previously held mortgage investments.

         In 1999 and 2000 several of our tenants filed for bankruptcy. Our 2000 revenues and net income were adversely impacted by the settlements with these former bankrupt tenants compared to the rental income and mortgage interest income we previously received from them. The following chart summarizes our total portfolio of properties and the impact upon our revenues from property sales, tenant bankruptcies and the settlement agreements with former bankrupt tenants for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                     Year Ended December 31, 2000         Year Ended December 31, 1999
                                                   -------------------------------      --------------------------------
                                                       No. of                                No. of
Tenant                                               Properties        Revenues1           Properties       Revenues1
----------------------------------------------------------------------------------      --------------------------------
Marriott International, Inc.                              14           $30,141                 14            $30,893
Brookdale Living Communities, Inc. 2                      --             9,366                  4             11,174
Genesis Health Ventures, Inc.                              1             1,459                  1              1,449
Two private company tenants                                2               684                  2                651
Sun Healthcare Group, Inc. 3
    The Frontier Group, Inc.  3, 4                        --               360                  3              2,160
    One subtenant                                          1               720                  1                686
Mariner Post-Acute Network, Inc. 3                        --             7,006                 26             15,449
    Two subtenants                                         4             1,735                 --                 --
Integrated Health Services, Inc. 3                         1             1,200                 39             26,615
    Settlement agreement revenues                         --             2,500                 --                 --
HEALTHSOUTH Corporation 5                                  5             9,267                 --                 --
Operating facilities (other real estate income) 6         58             2,520                 --                 --
                                                   -------------------------------      --------------------------------
    Totals                                                86           $66,958                 90            $89,077
                                                   ===============================      ================================

1.   The 2000 and 1999 periods include $61 and $4,196 of mortgage interest income, respectively.
2.   These properties were sold in October 2000.
3.   Former bankrupt tenant.
4.   These properties were sold in February 2000.
5.   Properties  formerly  leased  to  Integrated.  HEALTHSOUTH  was a  co-obligor  on the  Integrated  lease for these properties.
6.   Includes properties formerly leased or mortgaged to former bankrupt tenants where we assumed operations  effective
     July 1, 2000, subject to appropriate licensure.

         Net income was $58.4 million for the year ended December 31, 2000, compared to $14.8 million for the same period in 1999. The increase in net income for the 2000 period is due primarily to a gain of $27.4 million recognized from the sale of four independent living properties, a net gain of $7.1 million from the foreclosures and lease terminations that occurred in 2000 and $30 million of impairment losses recognized in 1999. FFO for the year ended December 31, 2000, was $47.6 million compared to $67.1 million for the same period in 1999. The FFO decrease of $19.5 million is due primarily to the consequences of the settlements with bankrupt former

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

tenants. Distributions paid or payable for the years ended December 31, 2000 and 1999, were $46.7 million, or $1.80 per share, and $15.6 million, or $0.60 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Total assets at December 31, 2001, were $867.3 million, compared to $530.6 million at December 31, 2000. The increase is due primarily to our issuance of $27.4 million of trust preferred securities, 17.5 million of our common shares for net proceeds of $213.7 million and $245.0 million of senior unsecured notes. The net proceeds from these issuances were applied to borrowings outstanding under our revolving bank credit facility. The remaining cash, which totaled $352.0 million, was available for working capital, general business purposes and acquisitions, including our then pending acquisition of 31 properties for $600.0 million, which closed on January 11, 2002.

         At December 31, 2001, we had a $270.0 million, interest only, secured, revolving bank credit facility. The interest rate is LIBOR plus a premium (3.87% per annum at December 31, 2001). This bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this bank credit facility until its maturity in September 2002. On December 31, 2001, zero was outstanding and $270.0 million was available for borrowing under this revolving bank credit facility. As of March 15, 2002, there was $35.0 million outstanding and $235.0 million available for borrowing.

         In June and July 2001, SNH Capital Trust I, one of our wholly-owned finance subsidiaries, issued 1,095,750 shares of 10.125% trust preferred securities with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million. The trust preferred securities represent an undivided beneficial ownership interest in the assets of SNH Capital Trust I. Proceeds from the issuance of the trust preferred securities were used to acquire our 10.125% junior subordinated debentures due June 15, 2041. SNH Capital Trust I exists solely to issue the trust preferred securities and its own common securities and to acquire and hold our debentures, which are its only assets. We used the net proceeds from the sale of the debentures to repay some of our debt outstanding under our revolving bank credit facility.

         In July 2001, we issued 3,445,000 common shares of beneficial interest, raising net proceeds of $42.2 million. These net proceeds received were used to repay some of our debt outstanding under our revolving bank credit facility.

         In July 2001, we obtained mortgage financing of $9.1 million secured by two of our properties in Michigan. The mortgages require interest to be paid monthly at prime less a discount (2.75% at December 31, 2001). These mortgages mature in July 2003.

         On August 9, 2001, we entered an agreement with Crestline Capital Corporation ("Crestline") to acquire all of the capital stock of a Crestline subsidiary which owned 31 senior living communities with 7,487 living units. The purchase price was $600.0 million and this acquisition closed on January 11, 2002. The funding for this acquisition was as follows: $24.1 million of assumed debt; a $25 million purchase note; approximately $350.0 million of available cash on December 31, 2001; and the balance by drawings under our revolving bank credit facility.

         In October 2001, we issued a total of 14,047,000 common shares of beneficial interest, raising net proceeds of $171.5 million. The net proceeds were applied to reduce our outstanding obligations under our revolving bank credit facility to zero. The remaining cash was subsequently used to fund a portion of the Crestline transaction.

         In December 2001, we issued $245.0 million of 8?% senior unsecured notes due 2012, raising net proceeds, after a discount and costs of issuance, of $238.9 million. These net proceeds were held as cash at December 31, 2001, and subsequently used to fund a portion of the Crestline transaction.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

         On December 31, 2001, we completed the Five Star Spin-Off. In connection with the Five Star Spin-Off, we provided initial capitalization of $50.0 million to Five Star, which consisted of the net working capital related to the operations of 56 facilities, title to two facilities and the balance in cash. In addition, we paid all of the costs relating to the Five Star Spin-Off, which totaled $3.7 million.

         We have filed shelf registration statements with the SEC which enable us to raise capital on an expedited basis. On May 21, 2001, our shelf registration statement for the issuance of up to $500 million of equity and debt securities was declared effective by the SEC. During 2001, we utilized the full capacity of this shelf registration statement. On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC. As of March 15, 2002, $1.8 billion was available to be used under this effective shelf registration statement.

         In February 2002, we issued 15,000,000 common shares of beneficial interest, raising net proceeds of $195.2 million. These net proceeds were used to repay the $25 million purchase note provided at the closing of the Crestline transaction and the remainder was used to repay some of our debt outstanding under our revolving bank credit facility, which had been drawn in connection with the closing of the Crestline transaction.

         At December 31, 2001, we had cash and cash equivalents of $352.0 million. For the years ended December 31, 2001, 2000 and 1999: cash provided by operating activities was $17.4 million, $31.0 million and $64.1 million, respectively; cash (used for) provided by investing activities was $(25.8) million, $94.3 million and $387,000, respectively; and cash provided by (used for) financing activities was $352.8 million, $(141.9) million and $(47.5) million, respectively. The working capital required for our operations, including our facilities' operations, was provided by our operations and by drawings under our revolving bank credit facility. At March 15, 2002, we had $5.8 million of cash and availability of drawings under our revolving bank credit facility of $235.0 million. We believe that our current cash, cash equivalents, and availability under our revolving bank credit facility will be sufficient to meet our short-term and long-term capital requirements for operations and to temporarily fund acquisitions. To the extent we make acquisitions we expect to repay borrowings with new long term debt or equity issuances. We believe long term debt or equity issuances will be available to us, but we can provide no assurance that they will be.

Debt Instruments and Covenants

         Our principal debt obligations at December 31, 2001, were our revolving bank credit facility and our $245.0 million of publicly held unsecured debt. Our revolving bank credit facility is secured by 14 properties leased to Marriott. Our public debt is governed by an indenture. This indenture and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through December 31, 2001, we were in compliance with all of our covenants under our indenture and our credit agreement. In addition to our principal debt obligations, we have $9.1 million of mortgage notes and $27.4 million of trust preferred securities outstanding at December 31, 2001. Our mortgage notes are secured by two properties leased to Five Star and a certificate of deposit for the approximate value of the mortgage notes. Our trust preferred securities are governed by an indenture of trust which is generally less restrictive than the indenture governing our public debt and the terms of our credit facility.

         None of our indentures, our revolving bank credit facility or our mortgage notes contain provisions for acceleration or otherwise which could be triggered by our senior debt or other ratings. Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $10 million. Similarly, a default on

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

any of our public indentures would constitute a default on our credit agreement. As of December 31, 2001, we have no commercial paper, private loans, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. We have no "off balance sheet" arrangements.

         On January 11, 2002, we acquired 31 properties for approximately $600.0 million. Part of the financing to close this transaction included our assumption of two capitalized leases, tax exempt bonds secured by one property and borrowings under our revolving bank credit facility.

Related Party Transactions

         We have an agreement with REIT Management & Research LLC ("RMR"), for RMR to provide investment, management and administrative services to us. RMR is owned by Barry M. Portnoy and Gerard M. Martin, each a Managing Trustee and member of our Board of Trustees. Each of our executive officers are also officers of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contract with RMR at least annually and make the determinations regarding negotiation, renewal or termination. Any termination of our contract with RMR would cause a default under our revolving bank credit facility, if not approved by a majority of lenders. Our current contract term with RMR expires on December 31, 2002. RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined. The percentage applied to our investments at the time we were spun-off from HRPT is 0.5%. The annual compensation percentage for the first $250.0 million of investments made since our spin-off from HRPT is 0.7% and thereafter is 0.5%. RMR is also entitled to an incentive fee based upon increases in funds from operations per share, as defined. Incentive fees when due are paid in our shares at market value. To date, no incentive fees have been paid to RMR.

         As a result of the nursing home bankruptcies and settlements, we assumed operating responsibilities for healthcare facilities effective July 1, 2000. Under IRC laws and regulations applicable to REITs, we were required to engage a contractor to manage these properties after a 90 day transition period. We entered into management agreements with FSQ, Inc. to provide these services beginning in 2000. FSQ, Inc. was owned by Messrs. Martin and Portnoy, our Managing Trustees. Under these management agreements, during the first 90 days FSQ, Inc. was paid its costs and expenses incurred in managing the facilities for us and thereafter it was paid a fee equal to five percent of patient revenues at the managed facilities. As a result of the Five Star Spin-Off, we no longer have a relationship with FSQ, Inc. In order for Five Star to acquire the personnel, systems and assets necessary to operate facilities which it leases from us, FSQ, Inc. merged into a Five Star subsidiary and Five Star entered into a shared services agreement with RMR pursuant to which RMR agreed to provide services similar to the services previously provided by RMR to FSQ, Inc. The FSQ, Inc. merger into Five Star was concluded on January 2, 2002.

Critical Accounting Policies

         Our most critical accounting policies concern our investments in real property. These policies affect our:

     o allocation of purchase prices between various asset categories and the related impact on our recognition of depreciation expense;
     o    assessment of the carrying value of long-lived assets; and
     o    classification of our leases.

These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties operate. In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

         During 2000, we assumed the operations of nursing homes from bankrupt tenants, pursuant to negotiated settlement agreements. Although these settlements as approved by the Bankruptcy Courts had financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including our obtaining health care regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes. Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, we reported the results of these nursing home operations using the equity method of accounting from July 1, 2000, through December 31, 2000. Working capital invested in these nursing home operations was included in Net Investment in Facilities' Operations in our Consolidated Balance Sheets at December 31, 2000 and net income from these nursing homes was reported as Other Real Estate Income in our Consolidated Statements of Income for the year ended December 31, 2000. During the first quarter of 2001, we obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations, and we consolidated the nursing home operations effective January 1, 2001. With respect to the consolidated facilities' operations, our most critical accounting policies in 2001 involved revenue recognition and our assessment of the net realizable value of the facilities' accounts receivable. These policies involved significant judgments based upon our experience, including judgments about changes in payment methodology, contract modifications and economic conditions that affect the collectibility of the facilities' accounts receivable. As a result of the Five Star Spin-Off, we no longer operate any facilities and we will not recognize any facilities' operations revenues beginning January 1, 2002. Also, the accounts receivable related to facilities' operations were transferred to Five Star as part of the initial capitalization of Five Star. As a result of this transfer, these receivables are not included on our consolidated balance sheet as of December 31, 2001.

Impact of Inflation

         Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, nursing home operating costs usually increase faster than revenues and this fact may have an adverse impact upon us if our tenants' operating income from our properties becomes insufficient to pay our rent. To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

Certain Considerations

THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS REQUIRES US TO MAKE ESTIMATES AND ASSUMPTIONS AND CONTAINS STATEMENTS OF OUR BELIEFS, INTENT OR EXPECTATIONS CONCERNING PROJECTIONS, PLANS, FUTURE EVENTS AND PERFORMANCE. THE ESTIMATES, ASSUMPTIONS, STATEMENTS AND IMPLICATIONS, SUCH AS THOSE RELATING TO OUR ABILITY TO EXPAND OUR PORTFOLIO, THE PERFORMANCE OF OUR TENANTS AND PROPERTIES, OUR ABILITY TO PAY INTEREST AND PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND OTHER MATTERS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO ACCESS CAPITAL MARKETS OR OTHER SOURCES OF FUNDS, DEPEND UPON VARIOUS FACTORS OVER WHICH WE HAVE OR MAY HAVE LIMITED OR NO CONTROL. THOSE FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO
REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, CHANGES TO FEDERAL, STATE, AND LOCAL LEGISLATION AND OTHER FACTORS. WE CANNOT PREDICT THE IMPACT OF THESE FACTORS, IF ANY. HOWEVER, THESE FACTORS COULD CAUSE OUR ACTUAL RESULTS FOR SUBSEQUENT PERIODS TO BE DIFFERENT FROM THOSE STATED, ESTIMATED, ASSUMED OR IMPLIED IN THIS DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. WE BELIEVE THAT OUR ESTIMATES AND ASSUMPTIONS ARE REASONABLE AT THIS TIME. HOWEVER, YOU SHOULD NOT RELY UPON FORWARD LOOKING STATEMENTS EXCEPT AS STATEMENTS OF OUR PRESENT INTENTIONS AND OF OUR PRESENT EXPECTATIONS WHICH MAY OR MAY NOT OCCUR.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

         At December 31, 2001, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due 2012. The interest on these notes is payable semi-annually. No principal payments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than the current coupon rate, our per annum interest cost would increase by approximately $2.1 million. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of December 31, 2001, a hypothetical immediate one percentage point increase in interest rates would decrease the fair value of our fixed rated debt obligations by approximately $15.8 million. We are allowed to make prepayments on these senior notes at par plus a make whole provision. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

         At December 31, 2001, we had $27.4 million of trust preferred securities outstanding, the dividends of which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041. No principal repayments are due on the debentures until maturity. If the debentures were to be refinanced at interest rates which are 10% higher, our per annum interest cost would increase $277,000. Our trust preferred securities are listed on the New York Stock Exchange and their market value is principally determined by supply and demand factors. The market price, if any, of our debentures as of December 31, 2001, may be sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balance outstanding at December 31, 2001, and discounted cash flow analysis, a hypothetical immediate one percentage point increase in interest rates would decrease the fair value of our fixed rate debentures by approximately $2.4 million. Our debentures have provisions that allow us to make repayments earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity. Our ability to prepay the debentures at par will also effect the change in the fair value of the debentures which would result from a change in interest rates. For example, discounted cash flow analysis of a one percentage point increase in interest rates calculated only to the par prepayment option date for our trust preferred securities would decrease the value of those securities by $1.1 million.

         Our outstanding debt at December 31, 2001 also included $9.1 million of floating rate debt secured by two of our properties in Michigan. The mortgages are also secured by a $9.2 million certificate of deposit which earns interest at a floating rate. Because the interest rates on the mortgages and the certificate of deposit are both based on prime less a spread, a change in the prime rate will not effect our operating results because the resulting change in interest expense will be offset by the change in interest income. Because interest on our mortgage debt is at a floating rate, changes in interest rates will not affect its value.

         The foregoing statements present a so-called "shock" analysis, which assumes that the interest rate change of 10% is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be gradual and the impact during the year in which the change occurred would be less.

         Our revolving bank credit facility bears interest at floating rates and matures in September 2002. As of December 31, 2001, we had zero outstanding and $270 million available for drawing under our revolving bank credit facility. Our revolving bank credit facility is available for acquisitions, working capital and for general business purposes. Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise. A change in interest rates would not affect the value of this floating rate debt but would affect the interest which we must pay on this debt.

         We borrow in U.S. dollars. Our floating rate borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Our mortgages are subject to interest at prime less a discount. Accordingly, we are vulnerable to changes in U.S. dollar based short-term rates, specifically LIBOR and prime. During the past year, short-term U.S. dollar based interest rates have decreased. We are unable to predict the direction or amount of interest rate changes during the next year. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is included in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

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

Report of Ernst & Young LLP, Independent Auditors                          F-1
Consolidated Balance Sheets as of December  31, 2001 and 2000              F-2
Consolidated Statements of Income for each of the three years in the
    period ended December 31, 2001                                         F-3
Consolidated Statements of Shareholders' Equity for each of the three
    years in the period ended December 31, 2001                            F-4
Consolidated Statements of Cash Flows for each of the three years in
    the period ended December 31, 2001                                     F-5
Notes to Consolidated Financial Statements                                 F-7
Schedule III - Real Estate and Accumulated Depreciation                    S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

During the fourth quarter of 2001, we filed the following Current Reports on Form 8-K:

       (i)    Current Report on Form 8-K, dated September 21, 2001,  relating to
              (1) the proposed spin-off of the Company's wholly owned subsidiary Five Star Quality Care, Inc. ("Five Star"); (2) the proposed acquisition of 31 senior living facilities from Crestline Capital Corporation (the "Crestline Transaction"); (3) supplementary income tax considerations and (4) pro forma financial information giving effect to these and certain other transactions described therein (Items 5 and 7).

       (ii) Current Report on Form 8-K, dated October 3, 2001 relating to (1) the issuance and sale of 13 million common shares of beneficial interest; (2) the reorganization of REIT Management & Research, Inc.; (3) the election of a new Treasurer and Chief Financial Officer and (4) pro forma financial information giving effect to these and certain other transactions described therein (Items 5 and 7).

       (iii) Amended Current Report on Form 8-K/A, dated October 3, 2001 (as amended, the "October Form 8-K").

       (iv) Current Report on Form 8-K, dated November 5, 2001 supplementing the Company's October Form 8-K relating to (1) the capitalization of Five Star; (2) an amendment to the stock purchase agreement executed in connection with the Crestline Transaction and (3) pro forma financial information giving effect to these and certain other transactions described therein (Items 5 and 7).

       (v) Current Report on Form 8-K, dated December 6, 2001 relating to the possible sale of $200 million of senior unsecured notes and pro forma financial information giving effect to this and certain other transactions described therein (Items 5 and 7).

       (vi) Current Report on Form 8-K, dated December 13, 2001 relating to the issuance of $200 million in aggregate principal amount of 8-5/8% Senior Notes due 2012 and pro forma financial information giving effect to this and certain other transactions described therein (Items 5 and 7).

       (vii) Current Report on Form 8-K, dated December 18, 2001 filing as an exhibit the Form of Supplemental Indenture No. 1 to Indenture by and between Senior Housing Properties Trust and State Street Bank and Trust Company. (Item 7)

       (viii) Current Report on Form 8-K, dated December 20, 2001 relating to the sale of an additional $45 million aggregate principal amount of 8-5/8% Senior Notes due 2012 and pro forma financial information giving effect to this and certain other transactions described therein (Items 5 and 7).

(c)    Exhibits

       3.1 Amended and Restated Declaration of Trust, dated September 20, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

       3.2 Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

       3.3 Articles of Amendment to the Company's Declaration of Trust, dated February 13, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)

       3.4 Amended and Restated Bylaws, dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

       4.1 Form of common share certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

       4.2 Junior Subordinated Indenture between Senior Housing Properties Trust and State Street Bank and Trust Company as trustee dated June 21, 2001. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

       4.3 Supplemental Indenture No. 1 by and between Senior Housing Properties Trust and State Street Bank and Trust Company as Trustee dated June 21, 2001. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

       4.4 Amended and Restated Trust Agreement among SNH Capital Trust Holdings as sponsor, State Street Bank and Trust Company as property trustee and the regular trustees named therein relating to SNH Capital Trust I dated June 21, 2001. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

       4.5 Guarantee Agreement between Senior Housing Properties Trust and State Street Bank and Trust Company as trustee dated June 21, 2001. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

       4.6 Agreement as to Expenses and Liabilities between Senior Housing Properties Trust and SNH Capital Trust I dated June 21, 2001. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

       4.7 Indenture, dated as of December 20, 2001, between Senior Housing Properties Trust and State Street Bank and Trust Company (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)

       4.8    Supplemental  Indenture  No.  1  by  and  between  Senior  Housing
              Properties Trust and State Street Bank and Trust Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)

       4.9.   Supplemental  Indenture  No.  2  by  and  between  Senior  Housing
              Properties Trust and State Street Bank and Trust Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)

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

       10.5 Form of Master Management Agreement, dated as of October 1, 2000, between Five Star Quality Care, Inc., and SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-CALIFORNIA, INC. and SNH-MICHIGAN, INC. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

       10.6 Purchase and Sale Agreement, dated July 26, 2000, between SPTBROOK Properties Trust, as Seller, and Brookdale Living Communities, Inc., as Purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K filed on November 15, 2000.)

       10.7 Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.8 Representative Guaranty of Tenant Obligations, dated as of October 8, 1993, by Marriott International, Inc. in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.9 Representative First Amendment to Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.10 Representative Assignment and Assumption of Leases, Guarantees and Permits for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.11 Representative Second Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.12 Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.13 Assignment of Lease, dated as of June 16, 1994, by HMC Retirement Properties, Inc. in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.14 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.15 Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)

       10.16 Third Amendment of Lease, dated August 4, 2000, between SPTMRT Properties Trust and Marriott Living Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

       10.17 Representative Fourth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

       10.18 Representative Fifth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

       10.19 Settlement Agreement, dated as of March 20, 2000, among the Company, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., GranCare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

       10.20 Order of the United States Bankruptcy Court for the District of Delaware, dated May 10, 2000, in re: Mariner Post-Acute Network, Inc., a Delaware Corporation, and affiliates, Debtors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.21 Letter Agreement, dated as of June 30, 2000, amending Settlement Agreement dated as of March 20, 2000, among Senior Housing Properties Trust, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., Grancare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.22 Interim Management Agreement, dated as of July 1, 2000, among Mariner Post-Acute Network, Inc., AMS Properties, Inc., GCI Health Care Centers, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC and Five Star Quality Care, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.23 Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.24 Guaranty, dated as of January 1, 2000, made by Integrated Health Services, Inc. in favor of HRES1 Properties Trust. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.25 Settlement Agreement, dated as of April 11, 2000, among the Company, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-MASSACHUSETTS, INC., SNH-MICHIGAN, INC., Five Star Quality Care, Inc., Advisors Healthcare Group, Inc., Integrated Health Services, Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., MARIETTA/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc. and Quality Care of Columbus, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

       10.26 Amendment to Settlement Agreement, dated as of June 29, 2000, among Integrated Health Services, Inc., Community Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113,
              Inc., IHS  Acquisition  No. 135, Inc.,  IHS  Acquisition  No. 148,
              Inc., IHS  Acquisition  No. 152, Inc.,  IHS  Acquisition  No. 153,
              Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., Senior Housing Properties Trust, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO- 11 MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-Nebraska, Inc., SNH-Iowa, Inc., SNH-Massachusetts, Inc., SNH-Michigan, Inc., Advisors Healthcare Group, Inc. and Five Star Quality Care, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.27 Order of the United States Bankruptcy Court for the District of Delaware, dated July 7, 2000, in re: Integrated Health Services, Inc., et al., Debtors. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.28 Management and Servicing Agreement, dated as of July 10, 2000, among Integrated Health Services, Inc., ECA Holdings, Inc., ECA Properties, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., Integrated Health Services at Grandview Care Center, Inc., Quality Care of Columbus, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 175, Inc., Senior Housing Properties Trust, Five Star Quality Care, Inc., SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA,

              LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC and Advisors Healthcare Group, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

       10.29 Stock Purchase Agreement, dated as of August 9, 2001, among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline
              Capital Corporation and CSL Group, Inc., including forms of Promissory Note, Escrow Agreement and Tax Allocation Agreement. (Incorporated by reference to the Company's Current Report on Form 8-K filed October 1, 2001.)

       10.30 Amendment to Stock Purchase Agreement among Senior Housing Properties Trust, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc., dated November 5, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K filed November 7, 2001.)

       10.31 Transaction Agreement, dated December 7, 2001 by and among Senior Housing Properties Trust, certain subsidiaries of Senior Housing Properties Trust party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 17, 2001.)

       10.32 Agreement of Merger, dated December 5, 2001 among Five Star Quality Care, Inc., FSQ Acquisition, Inc. and FSQ, Inc. (Incorporated by reference the Company's Current Report on Form 8-K filed December 17, 2001.)

       10.33 Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlords, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001. (Incorporated by reference to the Company's Current Report on 8-K filed January 24, 2002.)

       10.34 Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust dated December 31, 2001, relating to the Maser Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001. (Incorporated by reference to the Company's Current Report on 8-K filed January 24, 2002.)

       10.35 Amended Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company's Current Report on 8-K filed January 24, 2002.)

       10.36 Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust dated January 11, 2002, relating to the Amended Master Lease Agreement by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company's Current Report on 8-K filed January 24, 2002.)

       12.1   Ratio of Earnings to Fixed Charges. (Filed herewith.)

       21.1   List of Subsidiaries. (Filed herewith.)

       23.1   Consent of Sullivan & Worcester LLP. (Contained In Exhibit 8.1.)

       23.2   Consent of Ernst and Young LLP.  (Filed herewith.)

         ----------------------
(+)      Management contract or compensatory plan or arrangement.

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2002


                         SENIOR HOUSING PROPERTIES TRUST

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   December 31,
                                                             ----------------------
                                                                2001        2000
                                                             ---------    ---------
ASSETS
Real estate properties, at cost:
    Land                                                     $  59,308    $  60,060
    Buildings and improvements                                 533,891      533,335
                                                             ---------    ---------
                                                               593,199      593,395
    Less accumulated depreciation                              124,252      106,681
                                                             ---------    ---------
                                                               468,947      486,714

Cash and cash equivalents                                      352,026          515
Restricted cash                                                 17,701          801
Investments                                                      8,841        7,563
Deferred financing fees, net                                     6,578           --
Net investment in facilities' operations                            --       29,046
Due from affiliates                                              3,275           --
Other assets                                                     9,935        5,934
                                                             ---------    ---------
                                                             $ 867,303    $ 530,573
                                                             =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank credit facility                                         $      --    $  97,000
Senior notes, net of discount                                  243,607           --
Mortgages payable                                                9,100           --
Prepaid rent                                                     7,114           56
Security deposits                                                1,520          235
Distribution payable                                                --        7,775
Other liabilities                                                3,677        3,184
Due to affiliate                                                   267           13

Trust preferred securities                                      27,394           --

Commitments and contingencies

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par value:
      50,000,000 shares authorized, 43,421,700 shares and
      25,916,100 shares issued and outstanding at December
      31, 2001 and 2000, respectively                              434          259
    Additional paid-in capital                                 658,348      444,638
    Cumulative net income                                       55,691       38,673
    Cumulative distributions                                  (141,936)     (62,323)
    Unrealized gain on investments                               2,087        1,063
                                                             ---------    ---------
       Total shareholders' equity                              574,624      422,310
                                                             ---------    ---------
                                                             $ 867,303    $ 530,573
                                                             =========    =========

                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Year Ended December 31,
                                                  ------------------------------
                                                     2001      2000        1999
                                                  --------   --------   --------

Revenues:
    Rental income                                 $ 47,430   $ 64,377   $ 84,881
    Facilities' operations                         229,235         --         --
    Other real estate income                            --      2,520         --
    Interest and other income                        2,347      1,520      5,909
    Gain on foreclosures and lease
        terminations                                    --      7,105         --
                                                  --------   --------   --------
      Total revenues                               279,012     75,522     90,790
                                                  --------   --------   --------

Expenses:
    Interest                                         5,879     15,366     18,768
    Depreciation                                    19,431     20,140     22,247
    Facilities' operations                         223,201         --         --
    General and administrative
    - Recurring                                      4,129      5,475      4,941
    - Related to foreclosures and lease
         terminations                                4,167      3,519         --
    Five Star spin-off costs                         3,732         --         --
    Loan loss reserve                                   --         --     14,500
    Impairment of assets                                --         --     15,500
                                                  --------   --------   --------
    Total                                          260,539     44,500     75,956
                                                  --------   --------   --------
Income before distributions on trust preferred
securities and gain on sale of properties           18,473     31,022     14,834
    Distributions on trust preferred securities      1,455         --         --
                                                  --------   --------   --------
Income before gain on sale of properties            17,018     31,022     14,834
Gain on sale of properties                              --     27,415         --
                                                  --------   --------   --------
Net income                                        $ 17,018   $ 58,437   $ 14,834
                                                  ========   ========   ========

Weighted average shares outstanding (Note 2)        30,859     25,958     26,000
                                                  ========   ========   ========

Basic and diluted earnings per share:
    Income before gain on sale of properties      $   0.55   $   1.20   $   0.57
                                                  ========   ========   ========
    Net income                                    $   0.55   $   2.25   $   0.57
                                                  ========   ========   ========


                         See accompanying notes

                                                   SENIOR HOUSING PROPERTIES TRUST

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)


                                                                                            Ownership
                                                                Cumulative                    Interest    Accumulated
                                                Additional        Net                         of HRPT        Other
                         Number of    Common      Paid-in        Income      Cumulative      Properties   Comprehensive
                           Shares     Shares      Capital         (Loss)     Distribution       Trust        Income       Totals
                         ----------   -------   ----------     ----------    ------------   -----------   -------------   -------
Balance at
  December 31, 1998      26,374,760   $ 264      $      --      $     --     $       --      $ 641,805     $     --      $ 642,069
Net income (January 1
  to October 11)                 --      --             --            --             --         34,598           --         34,598
Owner distribution, net          --      --             --            --             --        (31,919)          --        (31,919)
Cancellation of shares     (374,760)     (4)            --            --             --              4           --             --
Distribution of
  shares to HRPT
  shareholders                   --      --        444,488            --             --       (644,488)          --       (200,000)
Net loss (October 12
  to December 31)                --      --             --       (19,764)            --             --           --        (19,764)
Distributions                    --      --             --            --        (15,601)            --           --        (15,601)
Stock grants                  1,500      --             23            --             --             --           --             23
                         ----------   -----      ---------      --------     ----------      ---------     --------      ---------
Balance at
  December 31, 1999      26,001,500     260        444,511       (19,764)       (15,601)            --           --        409,406
Comprehensive
  Income:
  Net income                     --      --             --        58,437             --             --           --         58,437
  Unrealized gain on
  investments                    --      --             --            --             --             --        1,063          1,063
                         ----------   -----      ---------      --------     ----------      ---------     --------      ---------
Total comprehensive
  income                         --      --             --        58,437             --             --        1,063         59,500
Distributions                    --      --             --            --        (46,722)            --           --        (46,722)
Cancellation of shares     (100,000)     (1)             1            --             --             --           --             --
Stock grants                 14,600      --            126            --             --             --           --            126
                         ----------   -----      ---------      --------     ----------      ---------     --------      ---------
Balance at
  December 31, 2000      25,916,100     259        444,638        38,673        (62,323)            --        1,063        422,310
Comprehensive
  Income:
  Net income                     --      --             --        17,018             --             --           --         17,018
  Unrealized gain on
  investments                    --      --             --            --             --             --        1,024          1,024
                         ----------   -----      ---------      --------     ----------      ---------     --------      ---------
Total comprehensive
  income                         --      --             --        17,018             --             --        1,024         18,042
Distributions                    --      --             --            --        (29,613)            --           --        (29,613)
Distribution of Five
  Star Quality Care,
  Inc. shares                    --      --             --            --        (50,000)            --           --        (50,000)
Issuance of shares       17,492,000     175        213,534            --             --             --           --        213,709
Stock grants                 13,600      --            176            --             --             --           --            176
                         ----------   -----      ---------      --------     ----------      ---------     --------      ---------
Balance at December
  31, 2001               43,421,700   $ 434      $ 658,348      $ 55,691     $ (141,936)     $      --     $  2,087      $ 574,624
                         ==========   =====      =========      ========     ==========      =========     ========      =========

                             See accompanying notes

                                                   SENIOR HOUSING PROPERTIES TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                              Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                        2001              2000              1999
                                                                                   -----------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  17,018          $  58,437          $  14,834
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Other real estate income                                                            --             (2,520)                --
       Depreciation                                                                    19,431             20,140             22,247
       Impairment of assets and loan loss reserve                                          --                 --             30,000
       Gain on sale of properties                                                          --            (27,415)                --
       Gain on foreclosures and lease terminations                                         --             (7,105)                --
       Changes in assets and liabilities:
         Restricted cash                                                              (16,900)               (47)               (37)
         Other assets                                                                   3,763                339             (3,363)
         Prepaid rent                                                                   7,058             (7,612)            (1,551)
         Other liabilities                                                            (13,219)            (2,880)             1,628
         Due to affiliate                                                                 254               (314)               327
                                                                                    ---------          ---------          ---------
       Cash provided by operating activities                                           17,404             31,023             64,085
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate, net                                                  --            135,178                 --
   Real estate and personal property acquisitions                                      (2,176)            (2,300)                --
   Security deposits                                                                    1,285                 --                 --
   Cash contribution to Five Star in connection with spin-off                         (24,943)                --                 --
   Repayments of real estate mortgages receivable                                          --                 --                387
   Investment in facilities' operations                                                    --            (38,530)                --
                                                                                    ---------          ---------          ---------
     Cash (used for) provided by investing activities                                 (25,834)            94,348                387
                                                                                    ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares, net                                       213,710                 --                 --
   Proceeds from issuance of trust preferred securities                                27,394                 --                 --
   Distributions to shareholders                                                      (37,388)           (38,947)           (15,601)
   Proceeds from borrowings on revolving bank credit facility                          43,000             49,000            200,000
   Repayments of borrowings on revolving bank credit facility                        (140,000)          (152,000)                --
   Proceeds from issuance of senior notes, net of discount                            243,607                 --                 --
   Proceeds from issuance of mortgages payable                                          9,100                 --                 --
   Deferred financing fees                                                             (6,659)                --                 --
   Repayment of formation debt due to HRPT
     Properties Trust                                                                      --                 --           (200,000)
   Owner's net distribution                                                                --                 --            (31,919)
                                                                                    ---------          ---------          ---------
     Cash provided by (used for) financing activities                                 352,763           (141,947)           (47,520)
                                                                                    ---------          ---------          ---------
Increase (decrease) in cash and cash equivalents                                      344,333            (16,576)            16,952
Cash and cash equivalents at beginning of period                                          515             17,091                139
Cash and cash equivalents at facilities' operations at
       beginning of period                                                              7,178                 --                 --
                                                                                    ---------          ---------          ---------
Cash and cash equivalents at end of period                                          $ 352,026          $     515          $  17,091
                                                                                    =========          =========          =========

                             See accompanying notes

                                    SENIOR HOUSING PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)


                                                                       Year Ended December 31,
                                                          ---------------------------------------------
                                                             2001             2000             1999
                                                          ----------       ----------        ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                           $  6,248         $ 15,344          $  2,446

NON-CASH INVESTING ACTIVITIES:
   Net working capital contributed to Five Star in
           connection with spin-off                          22,153               --                --
   Real estate and related property received                     --          (27,869)               --
   Real estate and related property conveyed, net             2,904           10,759                --
   Real estate mortgage receivable conveyed, net                 --            4,277                --
   Real estate mortgages receivable foreclosed                   --           17,779                --
   Shares of HRPT Properties Trust received                      --            6,500                --

NON-CASH FINANCING ACTIVITIES:
   Formation debt due to HRPT Properties Trust                   --               --           200,000
   Issuance of common shares                                    176              126                23

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization

Senior Housing Properties Trust (the "Company"), a Maryland real estate investment trust ("REIT") was organized on December 16, 1998, as a 100% owned subsidiary of HRPT Properties Trust ("HRPT"). On October 12, 1999, HRPT distributed 50.7% of its ownership in the Company to HRPT shareholders (the "1999 Spin-Off"). These consolidated financial statements are presented as if the Company was a separate legal entity from HRPT prior to the 1999 Spin-Off, although no such entity existed until October 12, 1999. During 2001, the Company leased 28 properties to third party operators and 56 properties were operated for the Company's own account. On December 31, 2001, the Company distributed substantially all of its ownership of Five Star Quality Care, Inc. ("Five Star"), one of its wholly-owned subsidiaries which conducted the operations of the 56 facilities operated for the Company's own account, to the Company's shareholders (the "Five Star Spin-Off"). At the time of the Five Star Spin-Off, the Company entered into a lease with Five Star for 55 facilities and Five Star assumed the Company's lease for one facility, as more fully described in Note 7. At December 31, 2001, the Company owned 83 properties in 23 states.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION. Subsequent to the 1999 Spin-Off, the consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated.

Prior to the 1999 Spin-Off, the Company was owned by HRPT and transactions are presented on HRPT's historical basis. Substantially all of the rental income and mortgage interest income received by HRPT from the Company's tenants and mortgagors was deposited in and commingled with HRPT's general funds. Funds for capital investments and other cash required by the Company were provided by HRPT. Interest expense, general and administrative costs and other HRPT costs were allocated to the Company based on the percentage of HRPT's average historical costs of real estate investments assigned to the Company in the 1999 Spin-Off. In the opinion of management, the methods for allocating these costs and expenses for periods prior to the 1999 Spin-Off are reasonable. It is not practicable to estimate additional costs that would have been incurred by the Company as a separate entity.

During 2000, the Company assumed the operations of nursing homes from bankrupt tenants, Integrated Health Services, Inc. ("IHS") and Mariner Post-Acute
Network, Inc. ("Mariner"), pursuant to negotiated settlement agreements. Although these settlements, as approved by the Bankruptcy Courts, had financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including the Company's obtaining healthcare regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes. Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, the Company reported the results of these nursing home operations using the equity method of accounting from July 1, 2000, through December 31, 2000. Working capital invested in these nursing home operations was included in Net Investment in Facilities' Operations in the Company's Consolidated Balance Sheets at December 31, 2000 and net income from these nursing homes was reported as Other Real Estate Income in the Company's Consolidated Statements of Income for the year ended December 31, 2000. During the first quarter of 2001, the Company obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations. Accordingly, the Company consolidated the nursing home operations effective January 1, 2001.

REAL ESTATE PROPERTIES. Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. During 1999 the estimated useful lives of certain real estate properties were changed. As a result, net income and net income per share for the period ended December 31, 1999, was reduced by $3.8 million, or $0.15 per share. Impairment losses on properties are recognized when indicators of impairment are present and

                         SENIOR HOUSING PROPERTIES TRUST
the estimated, undiscounted cash flows to be generated by the properties are less than the carrying amount of such properties.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents, consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

INVESTMENTS. The Company owns 1,000,000 common shares of HRPT which are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. At December 31, 2001, the Company's investment in HRPT had a fair value of $8.6 million and unrealized holding gains of $2.1 million. At February 22, 2002, this investment had a fair value of $8.7 million and unrealized holding gains of $2.2 million. The Company also owns 35,000 common shares of Five Star which it retained or received in connection with the Five Star Spin-Off. At December 31, 2001, the Company's investment in Five Star had a fair value of $254,000 and unrealized holding gains of zero. At February 22, 2002, this investment had a fair value of $294,000 and unrealized holding gains of $40,000.

DEFERRED FINANCE COSTS. Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans. The unamortized balance of deferred finance costs and accumulated amortization were $6.6 million and $81,000 at December 31, 2001, respectively. There were no deferred finance costs prior to 2001.

INTEREST RATE CAP AGREEMENTS. The Company had an interest rate cap agreement to limit its exposure to the risk of rising interest rates. This arrangement had a notional amount of $200.0 million and expired in December 2001. At the time of its expiration and as of December 31, 2000, the interest rate cap agreement had a carrying value and a fair market value of zero.

REVENUE RECOGNITION. Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements. Interest income is recognized as earned over the terms of real estate mortgages. Percentage rent and supplemental mortgage interest income are recognized as earned in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. SAB 101 had no impact on the Company's annual results of operations. The adoption of SAB 101 required the Company to defer percentage rental income from the first, second and third quarters to the fourth quarter within the year. For the years ended December 31, 2001, 2000 and 1999, percentage rent and supplemental mortgage interest income aggregated $3.2 million, $3.0 million, and $4.0 million, respectively.

Revenues from facilities' operations were derived primarily from providing healthcare services to residents. Approximately 76% of 2001 revenues were derived from payments under federal and state medical assistance programs. The Company accrued for revenues when services were provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements. Revenues were reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. However, as a result of the Five Star Spin-Off, the Company no longer operates any facilities and will not recognize any facilities' operations revenues beginning January 1, 2002. Any impact on facilities' operations revenues due to audit or retroactive adjustment will be recognized by Five Star and not by the Company.

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

                         SENIOR HOUSING PROPERTIES TRUST

Because the Company's operations were included in the consolidated financial statements of HRPT prior to the 1999 Spin-Off, there were no shareholder equity accounts for the Company prior to October 12, 1999. Common shares outstanding of 26,000,000 at October 12, 1999, have been included in the earnings per share calculation as if the shares were outstanding for all periods prior to October 12, 1999.

USE OF ESTIMATES. Preparation of these financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

INCOME TAXES. Prior to the 1999 Spin-Off, the Company's operations were included in HRPT's income tax returns. The Company and HRPT qualify as real estate investment trusts under the Internal Revenue Code of 1986, as amended ("IRC"). Accordingly, they are not expected to be subject to federal income taxes provided they distribute their taxable income and continue to meet the other requirements for qualifying as a real estate investment trust. However, they are subject to some state and local taxes on their income and property.

NEW ACCOUNTING PRONOUCEMENTS. In 1998 and 2000, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"), which were effective for fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted the provisions of FAS 133, as amended by FAS 138. The adoption of FAS 133, as amended, did not have a material impact on the Company's financial position or results of operations.

In 2001 the FASB issued SFAS No. 141 "Business Combinations" ("FAS 141") which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") which provides new guidance in accounting for goodwill and intangible assets and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The adoption of FAS 141 had no effect on the Company's financial position or results of operations. The Company is required to adopt FAS 142 and FAS 144 on January 1, 2002, and does not expect that the adoption of FAS 142 and FAS 144 will have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  years'
financial statements to conform to the current year's presentation.

Note 3.  Real Estate Properties

The Company's properties that are leased to third parties are generally leased on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2002 and 2018. Generally, the leases to a single tenant or group of affiliated tenants are cross-defaulted and cross-guaranteed, and provide for all or none tenant renewal options at existing or market rent rates. These triple net leases generally require the lessee to pay all property operating costs. The cost, after impairment write downs, and the carrying value of the properties leased were $593.2 million and $468.9 million at December 31, 2001, respectively which includes the properties involved in the Five Star Spin-Off. The future minimum lease payments to be received during the current terms of the Company's leases as of December 31, 2001, are $51.8 million in 2002, $51.9 million in 2003, $51.5 million in 2004, $51.6 million in 2005, $39.1 million in 2006 and $260.7 million thereafter. This does not include the impact of the transactions which were completed after December 31, 2001, as discussed in Note 16.

During 2000, the Company sold four independent living properties and three nursing homes and recognized a gain of $27.4 million. Net proceeds from these sales were used to reduce amounts outstanding under the

                         SENIOR HOUSING PROPERTIES TRUST

Company's revolving bank credit facility. Also in 2000, the Company acquired a 90 bed assisted living facility from HRPT for $2.3 million.

Note 4. Gain on Foreclosures and Lease Terminations

In connection with the foreclosures and lease terminations discussed in Note 2, the Company retained a forfeited $15.0 million security deposit, 1,000,000 common shares of HRPT valued at $6.5 million, 100,000 common shares of the Company, nine properties valued at $10.1 million and the personal property at all of the foreclosed properties and repossessed leased properties. In addition, recognition of rental income previously deferred related to these properties totaling $19.0 million was accelerated. These income items were offset by the value of properties deeded to the former tenant, the forgiveness of mortgage debt due from a bankrupt borrower, legal and professional costs, licensing costs, and impairment write-downs of $9.7 million related to certain of the properties and a reserve for repairs and deferred maintenance at these properties of $10.0 million. The net result of assets received and accelerated deferred income over the assets traded and debts forgiven, various costs, the impairment write-downs and the repairs and maintenance reserve was recorded in the fourth quarter of 2000 as a $7.1 million gain on foreclosures and lease terminations.

Note 5.  Net Investment in Facilities' Operations

As discussed in Note 2, the Company assumed operating responsibility for 17 Mariner facilities and 40 IHS facilities effective July 1, 2000, pending final regulatory approvals which are required in the healthcare industry. The Company entered into management arrangements with FSQ, Inc., formerly known as Five Star Quality Care, Inc. ("FSQ"), pursuant to which FSQ managed the properties for the Company following relicensing. Mariner and IHS agreed with the Company and FSQ to perform transition services with respect to the nursing facilities formerly operated by them until appropriate licenses were received by the Company and FSQ. At December 31, 2000, all approvals had not been received. Since such approvals were not received, the Company reported the net income from these facilities as Other Real Estate Income in the Consolidated Statements of Income for the year ended December 31, 2000. The capital invested in these operations by the Company was included in Net Investment in Facilities' Operations in the Consolidated Balance Sheet at December 31, 2000. The Company consolidated the results of facilities' operations beginning on January 1, 2001.

         Summary financial data for these facilities' operations was as follows (dollars in thousands):

                                                                                            July 1 through
                                       December 31, 2000                                   December 31, 2000
                                       ------------------                                  -----------------

Current assets                              $55,938          Revenues                           $114,483
Property and equipment, net                   2,399          Expenses                            111,963
                                       ------------------                                  -----------------
                                            $58,337          Other real estate income           $  2,520
                                       ==================                                  =================

Current liabilities                         $29,291
Net investment in facilities'
   operations                                29,046
                                       ------------------
                                            $58,337
                                       ==================

Note 6.  Shareholders' Equity

On July 3 and July 11, 2001, the Company issued a total of 3,445,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of approximately $44.8 million. The proceeds received, net of underwriting commissions and costs of issuance of $2.6 million, were applied to reduce the Company's outstanding obligations under its revolving bank credit facility.

                         SENIOR HOUSING PROPERTIES TRUST

On October 9 and October 12, 2001, the Company issued a total of 14,047,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of approximately $181.2 million. The proceeds received, net of underwriting commissions and costs of issuance of $9.7 million, were applied to reduce the Company's outstanding obligations under its revolving bank credit facility to zero. The excess remaining cash was available for working capital, general business purposes and for acquisitions.

The Company has reserved 1,300,000 shares of the Company's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). During the year ended December 31, 2001, 12,100 common shares were awarded to officers of the Company and certain employees of the Company's investment manager pursuant to this plan. In addition, the Company's Independent Trustees are each awarded 500 common shares annually as part of their annual fees. The shares awarded to the Trustees vest immediately. The shares awarded to the Company's officers and certain employees of its investment manager vest over a three-year period. At December 31, 2001, 1,270,300 of the Company's common shares remain reserved for issuance under the Award Plan.

Cash distributions paid or payable by the Company for the years ended December 31, 2001, 2000 and 1999, were $0.90 per share, $1.80 per share and $0.60 per share, respectively. In connection with the Five Star Spin-Off, the Company distributed one share of Five Star for every ten shares of the Company to the Company's shareholders on December 31, 2001, which was valued at $.726 per common share of the Company for income tax purposes.

Note 7.  Spin-off Transaction

As discussed in Note 1, the Company completed the Five Star Spin-Off by distributing 4,342,170 common shares of Five Star to its shareholders on December 31, 2001. Concurrent with the Five Star Spin-Off, the Company entered into a lease agreement with Five Star for 55 healthcare facilities expiring in 2018 and Five Star assumed the Company's leasehold for one additional facility. The minimum rent for these facilities is $7.0 million per year. In addition, percentage rent will be due starting in 2004, in amounts equal to three percent of net patient revenues at each facility in excess of net patient revenues at such facility in 2003. The Company also entered into a transaction agreement to govern the initial capitalization of Five Star and other events related to the Five Star Spin-Off. Pursuant to the transaction agreement, the Company provided initial capitalization of $50.0 million of equity to Five Star which consisted of cash and working capital related to the operations of the 56 facilities and two facilities with a net book value of $2.2 million. Simultaneous with the Five Star Spin-Off, Five Star became a public company listed on the American Stock Exchange. The Company incurred $3.7 million of expenses relating to the Five
Star Spin-Off, which included costs of distributing Five Star shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees and Five Star's American Stock Exchange listing fees.

Note 8.  Transactions with Affiliates

The Company has an agreement with REIT Management & Research LLC ("RMR") for RMR to provide investment, management and administrative services to the Company. RMR is owned by Gerard M. Martin and Barry M. Portnoy, each a Managing Trustee and member of the Company's Board of Trustees. RMR is compensated annually based on a formula amount of gross invested real estate assets. RMR is also entitled to an annual incentive fee, which is based on a formula and paid in restricted shares of the Company. Investment advisory fees paid to RMR for the years ended December 31, 2001, 2000 and 1999, were $3.2 million, $3.7 million and $3.9 million, respectively. To date, the Company has not paid and RMR is not due any incentive fees.

As a result of the nursing home bankruptcies and settlements discussed in Notes 2 and 5, subject to the receipt of necessary healthcare licenses, the Company assumed operating responsibilities for healthcare facilities effective

                         SENIOR HOUSING PROPERTIES TRUST

July 1, 2000. Nursing care and other services were provided at these properties to approximately 5,000 residents. Under IRC laws and regulations applicable to REITs, the Company was required to engage a contractor to manage these properties after a 90 day transition period. The Company entered into management agreements with FSQ to provide these services beginning in 2000. FSQ was owned by Messrs. Martin and Portnoy, the Company's Managing Trustees, until January 2, 2002. Under these management agreements, during the first 90 days FSQ was paid its costs and expenses incurred in managing the facilities for the Company and thereafter it was paid a fee equal to five percent of patient revenues at the managed facilities. During 2001 and 2000, the fees paid to FSQ by the Company totaled $11.5 million and $5.1 million, respectively. This amount includes fees with respect to all services provided by FSQ to the Company including those described in this paragraph and in the next paragraph.

As part of the bankruptcy settlement agreement between the Company and IHS described in Note 2, in partial satisfaction of its financial obligations to the Company, IHS conveyed nine nursing homes free of debt to the Company. Under IRC laws and regulations applicable to REITs during 2000, the Company was unable to operate nursing homes that were not previously owned and leased or mortgaged by the Company. Accordingly, new corporations were created to take title to and operate these nine nursing homes, and Messrs. Martin and Portnoy each purchased 0.5% of the beneficial ownership and 50% of the voting control while the Company retained 99% of the beneficial ownership and no voting control (the "99-1 Corporations"). Effective January 1, 2001, applicable laws were changed to permit REITs to have voting control of taxable REIT subsidiaries ("TRSs"). Effective January 1, 2001, Messrs. Martin and Portnoy sold their beneficial ownership and voting control of the 99-1 Corporations to the Company for their historical investment. The nursing homes owned by these 99-1 Corporations and TRSs were managed by FSQ.

In connection with the Five Star Spin-Off the Company entered into a transaction agreement with Five Star, FSQ and RMR. The transaction agreement provided for, among other things, (i) the capitalization of Five Star by the Company with $50.0 million of equity consisting of cash and working capital, (ii) the spin-off of Five Star, (iii) the lease of 55 senior living facilities to Five Star, which became effective December 31, 2001, (iv) the lease to Five Star of 31 senior living facilities to be acquired from Crestline Capital Corporation ("Crestline"), which became effective when this acquisition closed on January 11, 2002 (see Note 16), and (v) a right of first refusal granted by Five Star to the Company, before it acquires or finances any real estate investments of the type in which the Company invests. In order to acquire the personnel, systems and assets necessary for Five Star to operate facilities which it leases from the Company, the transaction agreement also provided for the merger of FSQ into a Five Star subsidiary and for Five Star's entering into a shared services agreement with RMR pursuant to which RMR agreed to provide services similar to the services previously provided by RMR to FSQ. That FSQ merger into Five Star was concluded on January 2, 2002, and as consideration in the merger, Five Star issued 125,000 shares of its common stock to each of Messrs. Martin and Portnoy, having a total value (based on the average high and low trading price of Five Star's common stock on the American Stock Exchange on January 2, 2002) of $1.9 million ($7.50 per share). In connection with this merger, the Company's Board of Trustees received an opinion from an internationally recognized investment banking firm to the effect that the consideration provided for in the merger agreement was fair, from a financial point of view, to Five Star.

Pursuant to the Five Star Spin-Off transaction agreement, the Company agreed to contribute $50.0 million of equity consisting of cash and working capital to Five Star on December 31, 2001. Amounts were estimated on December 31, 2001 and the transaction agreement provided that a true up of amounts contributed would be completed subsequent to the year end. The amount owed to the Company by Five Star is approximately $3.3 million as of December 31, 2001 and is included in Due from Affiliates in the Consolidated Balance Sheet at December 31, 2001.

                         SENIOR HOUSING PROPERTIES TRUST

Note 9.  Indebtedness

The Company has a $270.0 million, interest only, revolving bank credit facility. The revolving bank credit facility is secured by 14 properties with a net book value of $270.5 million at December 31, 2001, and matures in September 2002. The revolving bank credit facility bears interest at LIBOR plus a premium. The interest rate at December 31, 2001, was 3.87%. The bank credit facility is available for acquisitions, working capital and for general business purposes.

On July 12, 2001, the Company obtained mortgage financing secured by two of its properties in Michigan, for a total of $9.1 million. The mortgages require interest (2.75% at December 31, 2001) to be paid monthly at prime less a discount. These mortgages mature in July 2003. The two properties were operated for the Company's own account during 2001, and subsequent to the Five Star Spin-Off were leased to Five Star.

In December 2001, the Company sold $245.0 million of senior unsecured notes at a discount. The notes carry interest at a fixed rate of 8.625% per annum and are due in 2012. Net proceeds from the sale of the notes, after the discount and costs of issuance, were $238.9 million. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. The unamortized balance of the discount at December 31, 2001 was $1.4 million.

Note 10.  Trust Preferred Securities

In June and July 2001, SNH Capital Trust I (the "Issuer"), a wholly-owned finance subsidiary of the Company, issued 1,095,750 shares of 10.125% trust preferred securities (the "Trust Preferred Securities"), with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million. The Trust Preferred Securities represent an undivided beneficial ownership interest in the assets of the Issuer. Proceeds from the issuance of the Trust Preferred Securities were used to acquire 10.125% junior subordinated debentures (the "Debentures") due June 15, 2041 issued by the Company. The Issuer exists solely to issue the Trust Preferred Securities and its own common securities and acquire and hold the Debentures, which are its sole assets. The net proceeds from the sale of the Debentures were applied to reduce the Company's outstanding obligations under its revolving bank credit facility. The underwriting commissions and other costs are being amortized over the 40 year life of the Trust Preferred Securities and the Debentures. The Company can redeem the Debentures for their liquidation value before their maturity in whole or in part on or after June 15, 2006. The Issuer will redeem all of the outstanding Trust Preferred Securities when the Debentures are redeemed or repaid at maturity. The Company has guaranteed the payments of distributions, redemption amounts and liquidation payments due on the Trust Preferred Securities to the extent the Issuer has funds available for the payments (the "Guarantee"). The obligations of the Company under the Guarantee are subordinate to its obligations to its other creditors, to the same extent as the Debentures. The Company's obligations relating to the Trust Preferred Securities include obligations to make payments on the Debentures and obligations under the related junior subordinated indenture (as supplemented by the supplemental indenture) of the Company, the Guarantee and the amended and restated trust agreement of the Issuer. Taken together, these obligations represent a full and unconditional guarantee of amounts of the Trust Preferred Securities.

                         SENIOR HOUSING PROPERTIES TRUST

Note 11.  Segment Information

During 2001, the Company operated in two segments: leasing and facilities' operations. Revenues of the leasing segment were derived from rental agreements for properties that are leased to third party operators. Revenues of the facility operations segment were derived from services provided to patients at the healthcare facilities operated for the Company's account. Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities' operations. The following table is a summary of these reportable segments as of the year ended December 31, 2001. Because the Company operated in only the leasing segment before January 1, 2001, a comparative table is not presented (dollars in thousands):

                                                    Year Ended December 31, 2001
                                       ------------------------------------------------------
                                                     Facilities'
                                          Leasing    Operations    Unallocated       Total
                                       ------------------------------------------------------
Revenues                               $  47,430     $ 229,235      $   2,347      $ 279,012
Expenses:
Interest                                      --            --          5,879          5,879
Depreciation                              13,129         6,302             --         19,431
Facilities' operations                        --       223,201             --        223,201
General and administrative
  - Recurring                              4,129            --             --          4,129
  - Related to foreclosures
    and lease terminations                    --            --          4,167          4,167
Five Star spin-off costs                      --            --          3,732          3,732
                                       ---------     ---------      ---------      ---------
     Total                                17,258       229,503         13,778        260,539
                                       ---------     ---------      ---------      ---------
Income before distributions on
    trust preferred securities            30,172          (268)       (11,431)        18,473
Distributions on trust preferred
    securities                                --            --          1,455          1,455
                                       ---------     ---------      ---------      ---------
Net income (loss)                      $  30,172     $    (268)     $ (12,886)     $  17,018
                                       =========     =========      =========      =========

Real estate properties, at cost        $ 448,561     $ 144,638             --      $ 593,199

As a result of the Five Star Spin-Off, after January 1, 2002, the Company operates in a single segment: leasing.

Note 12.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and Trust Preferred Securities. The fair values of the financial instruments were not materially different from their carrying values at December 31, 2001 and 2000. The fair values of the senior notes, mortgage debt and Trust Preferred Securities are based on estimates using discounted cash flow analysis and currently prevailing market rates.

                         SENIOR HOUSING PROPERTIES TRUST

Note 13.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States. The following is a summary of the significant lessees as of and for the years ended December 31, 2001 and 2000 (dollars in thousands):

                                                                                  Year Ending
                                           December 31, 2001                  December 31, 2001
                                     ----------------------------        -------------------------
                                      Investment(1)    % of Total           Revenue     % of Total
                                     --------------    ----------        ------------   ----------
Marriott International, Inc.             $325,472            73%           $ 30,894          65%
HEALTHSOUTH Corporation                    73,422            16%             10,271          22%
All others                                 49,667            11%              6,265          13%
                                         --------        ------            --------      ------
                                         $448,561           100%           $ 47,430         100%
                                         ========        ======            ========      ======
                                                                                  Year Ending
                                           December 31, 2000                   December 31, 2000
                                     -----------------------------       -----------------------------

                                      Investment(1)     % of Total         Revenue(2)       % of Total
                                     --------------     ----------        -----------      ------------
Marriott International, Inc.             $325,472            73%           $ 30,141            47%
Brookdale Living Communities, Inc.             --            --               9,366            14
HEALTHSOUTH Corporation                    73,422            16               9,267            14
Mariner Post-Acute Network, Inc.               --            --               7,006            11
All others                                 49,667            11               8,658            14
                                         --------        ------            --------        ------
                                         $448,561           100%           $ 64,438           100%
                                         ========        ======            ========        ======

(1)  Historical costs before  previously  recorded  depreciation  and, in certain  instances,  after impairment losses.
(2)  Included in revenue is $61 of mortgage interest income in 2000.

Note 14.  Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations of the Company for 2001 and 2000 (dollars in thousands, except per share amounts):

                                                  2001
                           -----------------------------------------------------
                              First          Second         Third        Fourth
                             Quarter         Quarter       Quarter       Quarter
                           -----------------------------------------------------
Revenues(1)                 $68,722         $67,242        $68,916      $74,132
Net income                    2,836           2,750          5,522        5,910
Per share data:
   Net income                  0.11            0.11           0.19         0.14

(1) 2001 revenues include patient revenues from facilities' operations.

                         SENIOR HOUSING PROPERTIES TRUST

                                                                                       2000
                                                               -------------------------------------------------------
                                                                   First          Second         Third         Fourth
                                                                  Quarter         Quarter       Quarter       Quarter
                                                               -------------------------------------------------------
Revenues                                                         $18,597         $18,632        $15,208      $23,085(2)
Income before gain on sale of properties                           7,560           7,268          4,374       11,820
Gain on sale of properties                                            --              --             --       27,415
Net income                                                         7,560           7,268          4,374       39,235
Per share data:
   Income before gain on sale of properties                         0.29            0.28           0.17         0.46
   Net income                                                       0.29            0.28           0.17         1.51

(2) Includes a gain on foreclosures and lease terminations, as described in Note 4.

Note 15.  Commitments

On August 9, 2001, the Company entered an agreement to acquire 31 senior living communities with 7,487 units from Crestline for approximately $600.0 million. These communities were acquired on January 11, 2002, as described below.

Note 16. Subsequent Events

On January 2, 2002, a tenant, HEALTHSOUTH Corporation ("HEALTHSOUTH"), settled a non-monetary default with the Company by exchanging properties. The Company delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from the Company, one of which was closed by HEALTHSOUTH which created the non-monetary default. In exchange, HEALTHSOUTH delivered to the Company title to two rehabilitation hospitals which HEALTHSOUTH leases from the Company. As part of this settlement, HEALTHSOUTH's lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million.

On January 11, 2002, the Company acquired 31 senior living communities for $600 million from Crestline using cash on hand from the offerings of equity and senior unsecured notes described in Notes 6 and 9, borrowings on the Company's revolving bank credit facility and assumption of certain liabilities. These communities are managed by a subsidiary of Marriott International, Inc. and are leased to Five Star. The initial lease to Five Star is to December 2017 and the minimum rent is $63 million per year plus a varying percentage of gross revenues each year which is paid as additional rent to the Company and escrowed for future capital expenditures at the leased facilities. In addition, percentage rent will be due, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002.

On February 15, 2002, the Company issued 15,000,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of $205.8 million. The proceeds received, net of underwriting commissions and costs of issuance of approximately $10.3 million, were applied to reduce the Company's outstanding borrowings under its revolving bank credit facility.

                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (Dollars in Thousands)

                              Initial                                   Gross Amount Carried at
                          Cost to Company                              Close of Period 12/31/01
                         -----------------                            ----------------------------
                                    Build-    Costs                              Build-                (2)
                                     ings   Capitalized                           ings                Accum-               Original
                                     and    Subsequent                            and                ulated        (3)     Construc-
                                    Equip-      to                               Equip-      (1)      Depre-       Date      tion
Location           State    Land    ment    Acquisition   Impairment    Land      ment      Total    ciation     Acquired    Date
------------------------------------------------------------------------------------------------------------------------------------
Yuma                  AZ    $103      $604        $28          $--      $103       $632       $735       $169    06/30/92      1984
Phoenix               AZ     655     2,525         43           --       655      2,568      3,223        696    06/30/92      1963
Yuma                  AZ     223     2,100         63           --       223      2,163      2,386        574    06/30/92      1984
Scottsdale (4)        AZ     979     8,807         91           --       941      8,936      9,877      1,703    05/16/94      1990
Sun City (4)          AZ   1,174    10,569        173           --     1,189     10,727     11,916      2,022    06/17/94      1990
Arleta                CA     230     2,070        168           --       230      2,238      2,468         66    11/01/00      1976
Fresno                CA     738     2,577        188           --       738      2,765      3,503        890    12/28/90      1963
Van Nuys              CA     716       378        258           --       718        634      1,352        224    12/28/90      1969
Thousand Oaks         CA     622     2,522        354           --       622      2,876      3,498        893    12/28/90      1965
Lancaster             CA     601     1,859      1,071           --       601      2,930      3,531        879    12/28/90      1969
Stockton              CA     382     2,750         47           --       382      2,797      3,179        756    06/30/92      1968
Laguna Hills (4)      CA   3,132    28,184        475           --     3,172     28,619     31,791      5,218    09/09/94      1975
Littleton             CO     185     5,043        471           --       185      5,514      5,699      1,697    12/28/90      1965
Lakewood              CO     232     3,766        818           --       232      4,584      4,816      1,362    12/28/90      1972
Grand Junction        CO     204     3,875        388           --       204      4,263      4,467      1,053    12/30/93      1968
Grand Junction        CO       6     2,583      1,390           --       136      3,843      3,979        855    12/30/93      1978
Colorado Springs      CO     245     5,236        195       (3,031)      245      2,400      2,645         84    09/26/97      1972
Delta                 CO     167     3,570        143           --       167      3,713      3,880        401    09/26/97      1963
Canon City            CO     292     6,228        172       (3,512)      292      2,888      3,180         93    09/26/97      1970
Waterbury             CT   1,003     9,023        988       (5,694)    1,003      4,317      5,320      1,324    05/11/92      1974
New Haven             CT   1,681    14,953      1,303      (12,154)    1,681      4,102      5,783      1,474    05/11/92      1971
Deerfield Beach (4)   FL   1,664    14,972        299           --     1,690     15,245     16,935      2,905    05/16/94      1986
Palm Harbor (4)       FL   3,327    29,945        591           --     3,379     30,484     33,863      5,809    05/16/94      1992
Boca Raton (4)        FL   4,404    39,633        799           --     4,474     40,362     44,836      7,691    05/20/94      1994
Port St. Lucie (4)    FL   1,223    11,009        219           --     1,242     11,209     12,451      2,136    05/20/94      1993
Fort Myers (4)        FL   2,349    21,137        419           --     2,385     21,520     23,905      3,968    08/16/94      1984
Marietta              GA     300     2,702         87           --       300      2,789      3,089        462    05/15/96      1967
Dublin                GA     442     3,982        186           --       442      4,168      4,610        684    05/15/96      1968
Glenwood              GA     174     1,564         50           --       174      1,614      1,788        258    05/15/96      1972
College Park          GA     300     2,702         75           --       300      2,777      3,077        479    05/15/96      1985
Mediapolis            IA      94     1,776        336           --        94      2,112      2,206        503    12/30/93      1973
Winterset             IA     111     2,099        583           --       111      2,682      2,793        626    12/30/93      1973

                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (Dollars in Thousands)

                              Initial                                   Gross Amount Carried at
                          Cost to Company                              Close of Period 12/31/01
                         -----------------                            ----------------------------
                                    Build-    Costs                              Build-                (2)
                                     ings   Capitalized                           ings                Accum-               Original
                                     and    Subsequent                            and                ulated        (3)     Construc-
                                    Equip-      to                               Equip-      (1)      Depre-       Date      tion
Location           State    Land    ment    Acquisition   Impairment    Land      ment      Total    ciation     Acquired    Date
------------------------------------------------------------------------------------------------------------------------------------
Clarinda              IA      77     1,453        469           --        77      1,922      1,999        439    12/30/93      1968
Pacific Junction      IA      32       306         37           --        32        343        375         66    04/01/95      1978
Council Bluffs        IA     225       893        283           --       225      1,176      1,401        252    04/01/95      1963
Des Moines            IA     123       627         49           --       123        676        799         22    07/01/00      1965
Glenwood              IA     322     2,098         44           --       322      2,142      2,464         68    07/01/00      1964
Arlington Heights (4) IL   3,621    32,587        534           --     3,665     33,077     36,742      6,031    09/09/94      1986
Ellinwood             KS     130     1,137        110           --       130      1,247      1,377        221    04/01/95      1972
Middleboro            MA   1,771    15,752         --           --     1,771     15,752     17,523      6,760    05/01/88      1970
Worcester             MA   1,829    15,071      1,869           --     1,829     16,940     18,769      8,749    05/01/88      1970
Boston                MA   2,164    20,836      1,978           --     2,164     22,814     24,978     11,253    05/01/89      1968
Hyannis               MA     829     7,463         --           --       829      7,463      8,292      3,226    05/11/92      1972
North Andover         MA     410     3,450         --           --       410      3,450      3,860        126    07/01/00      1973
Farmington (5)        MI     474     3,682         34           --       474      3,716      4,190        162    07/01/00      1969
Howell (5)            MI     703     4,227         46           --       703      4,273      4,976        192    07/01/00      1966
Silver Spring (4)     MD   3,229    29,065        786           --     3,301     29,779     33,080      5,552    07/25/94      1992
St. Joseph            MO     111     1,027        195           --       111      1,222      1,333        246    06/04/93      1976
Tarkio                MO     102     1,938        492           --       102      2,430      2,532        563    12/30/93      1970
Grand Island          NE     119     1,446        470           --       119      1,916      2,035        300    04/01/95      1963
Ainsworth             NE      25       420         25           --        25        445        470         35    07/01/00      1966
Ashland               NE      28     1,823         55           --        28      1,878      1,906         93    07/01/00      1965
Blue Hill             NE      56     1,063         39           --        56      1,102      1,158         54    07/01/00      1967
Central City          NE      21       919         56           --        21        975        996         50    07/01/00      1969
Edgar                 NE       1       138         40           --         1        178        179         16    07/01/00      1971
Exeter                NE       4       626         47           --         4        673        677         39    07/01/00      1965
Gretna                NE     267       673         51           --       267        724        991         49    07/01/00      1972
Lyons                 NE      13       797         50           --        13        847        860         51    07/01/00      1969
Milford               NE      24       880         40           --        24        920        944         47    07/01/00      1967
Columbus              NE      89       561         39           --        89        600        689         31    07/01/00      1955
Sutherland            NE      19     1,251         36           --        19      1,287      1,306         49    07/01/00      1970
Utica                 NE      21       569         55           --        21        624        645         35    07/01/00      1966
Waverly               NE     529       686         49           --       529        735      1,264         42    07/01/00      1989
Burlington            NJ   1,300    11,700          7           --     1,300     11,707     13,007      1,830    09/29/95      1994

                                                   SENIOR HOUSING PROPERTIES TRUST
                                                            SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 2001
                                                       (Dollars in Thousands)

                              Initial                                   Gross Amount Carried at
                          Cost to Company                              Close of Period 12/31/01
                         -----------------                            ----------------------------
                                    Build-    Costs                              Build-                (2)
                                     ings   Capitalized                           ings                Accum-               Original
                                     and    Subsequent                            and                ulated        (3)     Construc-
                                    Equip-      to                               Equip-      (1)      Depre-       Date      tion
Location           State    Land    ment    Acquisition   Impairment    Land      ment      Total    ciation     Acquired    Date
------------------------------------------------------------------------------------------------------------------------------------
Grove City            OH     332     3,081         32           --       332      3,113      3,445        664    06/04/93      1965
Canonsburg            PA   1,499    13,493        606           --     1,518     14,080     15,598      6,466    03/01/91      1985
Huron                 SD      45       968          1           --        45        969      1,014        258    06/30/92      1968
Sioux Falls           SD     253     3,062          4           --       253      3,066      3,319        820    06/30/92      1960
Huron                 SD     144     3,108          4           --       144      3,112      3,256        829    06/30/92      1968
Bellaire (4)          TX   1,223    11,010        177           --     1,238     11,172     12,410      2,128    05/16/94      1991
Virginia Beach (4)    VA     881     7,926        141           --       893      8,055      8,948      1,535    05/16/94      1990
Charlottesville (4)   VA   2,936    26,422        471           --     2,976     26,853     29,829      5,062    06/17/94      1991
Arlington (4)         VA   1,859    16,734        296           --     1,885     17,004     18,889      3,170    07/25/94      1992
Seattle               WA     256     4,869         67           --       256      4,936      5,192      1,245    11/01/93      1964
Brookfield            WI     834     3,849      8,092       (6,552)      834      5,389      6,223        769    12/28/90      1964
Clintonville          WI      49     1,625        157           --        30      1,801      1,831        542    12/28/90      1965
Clintonville          WI      14     1,695         80           --        14      1,775      1,789        544    12/28/90      1960
Madison               WI     144     1,633        145           --       144      1,778      1,922        547    12/28/90      1920
Waukesha              WI      68     3,452      2,294           --        68      5,746      5,814      1,503    12/28/90      1958
Milwaukee             WI     277     3,883         61           --       277      3,944      4,221      1,124    03/27/92      1969
Pewaukee              WI     984     2,432         78           --       984      2,510      3,494        753    09/10/98      1963
Worland               WY     132     2,503        675           --       132      3,178      3,310        724    12/30/93      1970
Laramie               WY     191     3,632        274           --       191      3,906      4,097        966    12/30/93      1964
                         ------------------------------------------------------------------------------------
Grand Totals             $58,747  $531,284    $34,111     ($30,943)  $59,308   $533,891   $593,199   $124,252
                         ====================================================================================

(1)  Aggregate cost for federal income tax purposes is approximately $638.3 million.
(2)  Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.
(3)  Includes acquisition dates of HRPT Properties Trust, our predecessor.
(4)  These properties are collateral for our $270 million revolving bank credit facility.
(5)  These properties are collateral for our $9.1 million of mortgage notes.

                                                               S-3

                         SENIOR HOUSING PROPERTIES TRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (Dollars in Thousands)


Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation during the period:




                                                  Real Estate       Accumulated
                                                 and Equipment      Depreciation
                                                 -------------      ------------
Balance at December 31, 1998                       $ 732,393         $  94,616
   Additions                                              --            22,247
   Impairment                                        (23,654)           (8,154)
                                                   ---------         ---------
Balance at December 31, 1999                         708,739           108,709
   Additions                                          30,169            20,140
   Disposals                                        (130,968)          (17,273)
   Impairment                                        (14,545)           (4,895)
                                                   ---------         ---------
Balance at December 31, 2000                         593,395           106,681
Balance at December 31, 2000 included in net
investment in facilities' operations                   2,609               210
  Additions                                            2,169            19,431
  Disposals                                           (4,974)           (2,070)
                                                   ---------         ---------
  Balance at December 31, 2001                     $ 593,199         $ 124,252
                                                   =========         =========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SENIOR HOUSING PROPERTIES TRUST

                                    By:  /s/ David J. Hegarty
                                         David J. Hegarty
                                         President and Chief Operating Officer
                                         Dated:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                   Title                       Date

/s/ David J. Hegarty                President and                 March 28, 2002
David J. Hegarty                    Chief Operating Officer


/s/ John R. Hoadley                 Treasurer and                 March 28, 2002
John R. Hoadley                     Chief Financial Officer


/s/ Frank J. Bailey                 Trustee                       March 28, 2002
Frank J. Bailey


/s/ Arthur G. Koumantzelis          Trustee                       March 28, 2002
Arthur G. Koumantzelis


/s/ John L. Harrington              Trustee                       March 28, 2002
John L. Harrington


/s/ Gerard M. Martin                Trustee                       March 28, 2002
Gerard M. Martin


/s/ Barry M. Portnoy                Trustee                       March 28, 2002
Barry M. Portnoy