Form 10-Q
period 2002-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2002-05-03
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding at May 1, 2002:
58,422,200 shares of beneficial interest, $0.01 par value.

                                       SENIOR HOUSING PROPERTIES TRUST

                                                  FORM 10-Q

                                               MARCH 31, 2002

                                                    INDEX

                                                                                                       Page
PART I       Financial Information


Item 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                          1

             Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001              2

             Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001          3

             Notes to Consolidated Financial Statements                                                  4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations       7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 12

PART II      Other Information

Item 6.      Certain Important Factors                                                                  14

             Exhibits and Reports on Form 8-K                                                           15

             Signatures                                                                                 16



                                    SENIOR HOUSING PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except per share amounts)


                                                                    March 31,              December 31,
                                                                      2002                     2001
                                                                  ------------            -------------
                                                                   (unaudited)               (audited)

ASSETS
Real estate properties, at cost:
    Land                                                          $   140,719              $    59,308
    Buildings and improvements                                      1,030,076                  533,891
                                                                  -----------              -----------
                                                                    1,170,795                  593,199
    Less accumulated depreciation                                     101,287                  124,252
                                                                  -----------              -----------
                                                                    1,069,508                  468,947

Cash and cash equivalents                                               4,320                  352,026
Restricted cash                                                        14,700                   10,201
Other assets                                                           26,518                   36,129
                                                                  -----------              -----------
                                                                  $ 1,115,046              $   867,303
                                                                  ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Bank credit facility                                              $    22,000                      $--
Senior notes, net of discount                                         243,642                  243,607
Mortgages, other debt and capital leases                               33,143                    9,100
Prepaid rent                                                            7,340                    7,114
Security deposits                                                       1,520                    1,520
Other liabilities                                                      11,158                    3,944

Trust preferred securities                                             27,394                   27,394

Commitments and contingencies

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par
      value:  58,422,200 and 43,421,700 shares issued
      and outstanding, respectively                                       584                      434
    Additional paid-in capital                                        853,415                  658,348
    Cumulative net income                                              67,311                   55,691
    Cumulative distributions                                         (154,963)                (141,936)
    Unrealized gain on investments                                      2,502                    2,087
                                                                  -----------              -----------
      Total shareholders' equity                                      768,849                  574,624
                                                                  -----------              -----------
                                                                  $ 1,115,046              $   867,303
                                                                  ===========              ===========

                            See accompanying notes

                                  SENIOR HOUSING PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF INCOME
                         (amounts in thousands, except per share amounts)
                                            (unaudited)


                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                       2002                2001
                                                                   -----------          ----------

Revenues:
    Rental income                                                     $26,535             $11,131
    FF&E reserve income                                                 1,664                  --
    Facilities' operations                                                 --              57,354
    Interest and other income                                             508                 237
                                                                      -------             -------
      Total revenues                                                   28,707              68,722
                                                                      -------             -------

Expenses:
    Interest                                                            7,382               2,160
    Depreciation                                                        7,148               4,742
    Facilities' operations                                                 --              55,978
    General and administrative
      -Recurring                                                        1,854               1,045
      -Related to foreclosures and lease terminations                      --               1,961
                                                                      -------             -------
    Total                                                              16,384              65,886
                                                                      -------             -------
Income before distributions on trust preferred securities              12,323               2,836
    Distributions on trust preferred securities                           703                  --
                                                                      -------             -------
Net income                                                            $11,620             $ 2,836
                                                                      =======             =======



Weighted average shares outstanding                                    50,255              25,916
                                                                      =======             =======

Basic and diluted earnings per share:

    Net income                                                        $  0.23             $  0.11
                                                                      =======             =======

                             See accompanying notes

                                           SENIOR HOUSING PROPERTIES TRUST

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (dollars in thousands)
                                                     (unaudited)
                                                                                       Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                        2002                 2001
                                                                                     ---------           -----------
Cash flows from operating activities:
   Net income                                                                         $  11,620           $   2,836
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Depreciation expense                                                               7,148               4,742
       Amortization of deferred finance costs and discounts                                 222                  --
           FF&E reserve income                                                           (1,664)                 --
           Changes in assets and liabilities:
               Other assets                                                               3,098              (6,536)
               Prepaid rent                                                                 226               7,625
               Other liabilities                                                          4,783              (2,874)
                                                                                      ---------           ---------
           Cash provided by operating activities                                         25,433               5,793
                                                                                      ---------           ---------

Cash flows from investing activities:
   Security deposits                                                                         --                 900
   Real estate acquisition                                                             (551,683)                 --
   Equipment purchases                                                                       --                (893)
                                                                                      ---------           ---------
       Cash (used for) provided by investing activities                                (551,683)                  7
                                                                                      ---------           ---------

Cash flows from financing activities:
    Proceeds from issuance of common shares, net                                        195,210                  --
   Proceeds from borrowings on credit facility                                          230,000              13,000
   Repayments of credit facility                                                       (208,000)             (5,000)
   Repayment of assumed debt                                                            (25,000)                 --
    Deferred finance costs                                                                 (639)                 --
   Distributions to shareholders                                                        (13,027)             (7,775)
                                                                                      ---------           ---------
       Cash provided by financing activities                                            178,544                 225
                                                                                      ---------           ---------

(Decrease) increase in cash and cash equivalents                                       (347,706)              6,025
Cash and cash equivalents at beginning of period                                        352,026                 515
Cash and cash equivalents at facilities' operations, beginning of period                     --               7,178
                                                                                      ---------           ---------
Cash and cash equivalents at end of period                                            $   4,320           $  13,718
                                                                                      =========           =========

Supplemental cash flow information:
   Cash paid for interest                                                             $   1,816           $   2,892

Non-cash investing and financing activities:
    Debt assumed in the Crestline Transaction                                            49,055                  --
    Real estate acquired in a property exchange                                         (43,308)                 --
    Real estate disposed of in a property exchange, net                                  43,308                  --
    Deposits into FF&E reserve                                                            1,464                  --
    Purchases of fixed assets with FF&E reserve                                          (1,027)                 --


                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust (the "Company") is a Maryland real estate investment trust. At March 31, 2002, the Company owned 111 properties in 28 states all of which were leased.

These unaudited quarterly financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, included in the Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Spin-Off of Five Star Quality Care, Inc. ("Five Star")

On December 31, 2001, the Company distributed substantially all of its ownership of Five Star, one of its wholly-owned subsidiaries which operated facilities prior to that date for the Company's account, to the Company's shareholders (the "Five Star Spin-Off"). At the time of the Five Star Spin-Off, the Company entered a lease with Five Star for 55 facilities. Prior to the Five Star Spin-Off, the Company recognized facilities' operations revenues and facilities' operations expenses on a consolidated basis as well as rental income from third parties. Subsequent to the Five Star Spin-Off, the Company recognizes only rental income.

Note 3.  Summary of Significant Accounting Policies

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company adopted FAS 142 and FAS 144 on January 1, 2002, which had no effect on the Company's financial position or results of operations.

DEFERRED PERCENTAGE RENTS. The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires us to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three months ended March 31, 2002 and 2001, was $753,000 and $692,000, respectively.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  year's financial statements to conform to the current year's presentation.

Note 4.  Real Estate Properties

On January 2, 2002, a tenant, HEALTHSOUTH Corporation ("HEALTHSOUTH"), settled a non-monetary default with the Company by exchanging properties. The Company delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from the Company. In exchange, HEALTHSOUTH delivered to the Company title to two rehabilitation hospitals which HEALTHSOUTH leases from the Company. As part of this settlement, HEALTHSOUTH's lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million. The Company's investment in the two new properties is $43.3 million, which was the net book value of the properties given up at the time of the exchange, and no gain or loss was realized.

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


On January 11, 2002, the Company acquired 31 senior living communities for $600.0 million, funded by cash on hand, borrowings under the Company's revolving bank credit facility and the assumption of certain liabilities (the "Crestline Transaction"). These communities contain 7,487 living units, a majority of which are independent living apartments. All of these communities are managed under long term contracts by a subsidiary of Marriott International, Inc. and are leased to Five Star. The initial lease term to Five Star extends to December 2017, minimum rent is $63.0 million per year and percentage rent will be due, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002. In addition, a varying percentage of gross revenues each year is required to be paid as rent to the Company and escrowed for future capital expenditures at the leased facilities. This additional rent is recorded as FF&E reserve income on the Company's Consolidated Statements of Income and the cash escrow balance is recorded in Restricted Cash on the Company's Consolidated Balance Sheets.

Note 5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2002 and 2001 (dollars in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002               2001
                                                    ---------          ---------

Net income                                           $11,620             $2,836
Other comprehensive income:
    Change in unrealized gain on investments             415                717
                                                    ---------          ---------
Comprehensive income                                 $12,035             $3,553
                                                    =========          =========

Note 6.  Unrealized Gain on Investments

As of March 31, 2002, the Company owned one million HRPT Properties Trust ("HRPT") common shares and 35,000 shares of Five Star, which are carried at fair market value in Other Assets. The Unrealized Gain On Investments shown on the Consolidated Balance Sheets represents the difference between HRPT's and Five Star's quoted market prices on the date they were received or acquired ($6.50 and $7.26 per share, respectively) and on March 31, 2002 ($9.00 and $7.32 per share, respectively).

Note 7.  Segment Information

After the Five Star Spin-Off, the Company has one reportable segment, leasing. During 2001, the Company had two reportable segments, leasing and facilities' operations. The following table is a summary of these reportable segments as of and for the period ended March 31, 2001. Because the Company only operated in one segment for the three months ended March 31, 2002, a comparative table is not presented (dollars in thousands):

                         SENIOR HOUSING PROPERTIES TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                                   Three Months Ended March 31, 2001
                                       ----------------------------------------- --------------
                                                      Facilities'
                                         Leasing      Operations     Unallocated       Total
                                       --------------------------------------------------------
Revenues                                $  11,131      $  57,354       $     237     $  68,722
Interest expense                               --             --           2,160         2,160
Depreciation                                3,282          1,460              --         4,742
Facilities' operations                         --         55,978              --        55,978
General administrative
   -   Recurring                            1,045             --              --         1,045
   -   Related to foreclosures and
       lease terminations                      --             --           1,961         1,961
                                        ---------      ---------       ---------     ---------
Net income                              $   6,804            (84)      $  (3,884)    $   2,836
                                        =========      =========       =========     =========
Real estate properties, at cost         $ 448,562      $ 148,335              --     $ 596,897


Note 8.  Indebtedness and Capital Lease Obligations

The Company has a $270.0 million, interest only, revolving, secured bank credit facility. The revolving bank credit facility matures in September 2002. The interest rate (3.9% at March 31, 2002) is LIBOR plus a premium. The revolving bank credit facility is available for acquisitions, working capital and for general business purposes. As of March 31, 2002, $22.0 million was outstanding and $248.0 million was available for drawing under the revolving bank credit facility.

At March 31, 2002, the Company had outstanding $245.0 million of senior unsecured notes due in 2012. The notes carry interest at a fixed rate of 8.625% per annum, payable semi-annually in arrears. No principal payments are due until maturity. The notes were issued at a discount; the unamortized balance of the discount at March 31, 2002 was $1.4 million.

The Company's mortgages, other debt and capital leases totaled $33.1 million at March 31, 2002. This debt consists of $9.1 million of mortgages due in July 2003 secured by two properties, $14.7 million of bonds due in December 2027 secured by one property and capital lease obligations of $9.3 million affecting two properties leased to May 2016.

Note 9.  Commitments and Contingencies

In connection with obtaining regulatory approval for the acquisition and lease of one of the senior living properties acquired in the Crestline Transaction, the Company provided a guaranty and a security interest in that property for certain prepaid service obligations to residents; and the Company is contingently liable in the event the tenant or operator of this property fails to provide these future services.

Note 10.  Shareholders' Equity

On February 19, 2002, the Company issued 15,000,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of $205.8 million. The proceeds received, net of underwriting commissions and costs of issuance of approximately $10.6 million, were applied to reduce the Company's outstanding borrowings under its revolving bank credit facility, which had been drawn in connection with the Crestline Transaction, and to repay the $25.0 million purchase note assumed as part of the Crestline Transaction.

On February 21, 2002, the Company paid a distribution to shareholders of $0.30 per share, or $13.0 million. On April 8, 2002, the Company declared a distribution of $0.31 per share, or $18.1 million, which will be paid to shareholders on or about May 21, 2002.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three months ended March 31, 2002 and 2001. This discussion includes references to funds from operations, or FFO, and cash available for distribution, or CAD. We compute FFO as net income plus depreciation, amortization and non-recurring items. We compute CAD as FFO plus non-cash expenses (including amortization of deferred finance costs and administrative expenses to be settled in our common shares) and straight line rent adjustments less FF&E reserve income. In calculating FFO and CAD, we also add percentage rents deferred pursuant to SAB 101 described in Note 3 to our financial statements. We consider FFO and CAD to be appropriate measures of performance for a REIT, along with cash flow from operating activities, financing activities and investing activities, because they provide investors with an indication of an equity REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our method of computing FFO and CAD may not be comparable to FFO or CAD reported by other REITs that define the terms differently. Our FFO and CAD are important factors considered by our Board of Trustees in determining the amount of our distributions to shareholders. FFO and CAD do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income or cash flow from operating activities as measures of financial performance or liquidity.

The following discussion should be read in conjunction with our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

Total revenues for the three months ended March 31, 2002, were $28.7 million, compared to total revenues of $68.7 million for the three months ended March 31, 2001. Included in total revenues for the year ended December 31, 2001, are revenues from facilities' operations of $57.4 million. During 2001, Five Star, one of our wholly-owned subsidiaries, operated facilities for our account. On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company. In connection with the Five Star Spin-Off, Five Star leased facilities from us and retained all of the facilities' operations which it previously conducted for us; and, as a result, after the Five Star Spin-Off, we do not have facilities' operations revenues or expenses.

Rental income for the three months ended March 31, 2002, was $26.5 million compared to rental income of $11.1 million for the three months ended March 31, 2001, an increase of $15.4 million. This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million and our lease to Five Star of 55 facilities, which had been previously operated for our account for annual rent of $7.0 million. This increase was slightly offset by a decrease in rental income due to lowered annual rent from $10.3 million to $8.7 million effective January 2, 2002, for one tenant as described in Note 4 to the accompanying financial statements.

FF&E reserve income for the three months ended March 31, 2002, was $1.7 million compared to zero for the three months ended March 31, 2001. The lease for the 31 properties acquired in January 2002 requires a varying percentage of gross revenues be paid to us as additional rent which is escrowed for future capital expenditures at these leased facilities.

Total expenses for the three months ended March 31, 2002, were $16.4 million, compared to total expenses of $65.9 million for the three months ended March 31, 2001, a decrease of $49.5 million. Total expenses for the year ended March 31, 2001, include expenses of $56.0 million from facilities' operations. Subsequent to the Five Star Spin-Off, we no longer have any facilities' operations expenses.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense for the three months ended March 31, 2002, was $7.4 million compared to interest expense for the three months ended March 31, 2001, of $2.2 million, an increase of $5.2 million. This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with the Crestline Transaction. The increase was offset somewhat by a decrease in the weighted average interest rate on our revolving bank credit facility.

Depreciation expense for the three months ended March 31, 2002, was $7.1 million compared to depreciation expense for the three months ended March 31, 2001, of $4.7 million, an increase of $2.4 million. Recurring general and administrative expense for the three months ended March 31, 2002, was $1.9 million compared to recurring general and administrative expense for the three months ended March 31, 2001, of $1.0 million, an increase of $900,000. These increases were primarily due to our acquisition of 31 properties in January 2002. During the three months ended March 31, 2001, we incurred nonrecurring general and administrative costs totaling approximately $2.0 million. These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties, which systems were distributed in the Five Star Spin-Off.

Distributions on trust preferred securities for the three months ended March 31, 2002 were $703,000 compared to zero for the three months ended March 31, 2001. The increase is due to our issuance of the trust preferred securities in June and July 2001.

Net income was $11.6 million, or $0.23 per share, for the three months ended March 31, 2002, compared to $2.8 million, or $0.11 per share, for the three months ended March 31, 2001, an increase of $8.8 million, or $0.12 per share. This increase is primarily the consequence of the net changes in revenues and expenses resulting from the Crestline Transaction and the Five Star Spin-Off and the issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods. FFO for the three months ended March 31, 2002, was $19.5 million compared to $10.3 million for the three months ended March 31, 2001. CAD for the three months ended March 31, 2002, was $18.4 million compared to $10.2 million for the three months ended March 31, 2001. The increase in FFO of $9.3 million and in CAD of $8.2 million is due primarily to the same factors impacting the increase in net income.

FFO and CAD for the three months ended March 31, 2002 and 2001, were derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------

        Net income                                                          $ 11,620              $  2,836
        Add:      Depreciation                                                 7,148                 4,742
                  Deferred percentage rents                                      753                   692
                  Other non-cash items                                            --                    32
                  General and administrative expenses related
                      to foreclosures and lease terminations                      --                 1,961
                                                                        ---------------       ---------------
        FFO                                                                 $ 19,521              $ 10,263
                                                                        ===============       ===============

        FFO                                                                 $ 19,521              $ 10,263
        Add:      Amortization of deferred finance costs and
                      other non-cash items                                       272                    --
                  Straight line rent adjustments                                 242                  (100)
        Less:     FF&E reserve income                                         (1,664)                   --
                                                                        ---------------       ---------------
        CAD                                                                 $ 18,371              $ 10,163
                                                                        ===============       ===============

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had a $270.0 million, interest only, secured, revolving bank credit facility. The interest rate is LIBOR plus a premium (3.9% per annum at March 31, 2002). This revolving bank credit facility is available for acquisitions, working capital and for general business purposes. We have the ability to repay and redraw amounts under this revolving bank credit facility until its maturity in September 2002. At March 31, 2002, $22.0 million was outstanding and $248.0 million was available for borrowing under this revolving bank credit facility.

On January 11, 2002 we acquired 31 senior living communities with 7,487 living units. The purchase price was $600.0 million and the total acquisition cost, after closing costs and purchase price adjustments, was $606.5 million. The funding for this acquisition was as follows: $24.1 million of assumed debt; a $25.0 million purchase note; approximately $350.0 million of available cash; and the balance by borrowings under our revolving bank credit facility. The purchase note and a portion of the borrowings under our revolving bank credit facility were repaid with the proceeds of our issuance of common shares in February 2002 as described below.

On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC. As of March 31, 2002, $1.8 billion was available under this effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

In February 2002, we issued 15,000,000 common shares of beneficial interest, raising net proceeds of $195.2 million. These net proceeds were used to repay the $25.0 million purchase note related to the Crestline Transaction and the remainder was used to repay a portion of our borrowings outstanding under our revolving bank credit facility.

At March 31, 2002, we had cash and cash equivalents of $4.3 million. For the three months ended March 31, 2002 and 2001: cash provided by operating activities was $25.4 million and $5.8 million, respectively; cash (used for) provided by investing activities was ($551.7 million) and $7,000, respectively; and cash provided by financing activities was $178.5 million and $225,000, respectively. The working capital required for our operations was provided by our rental income and by drawings under our revolving bank credit facility. We believe that our current cash, cash equivalents, future cash from operating activities and availability under our revolving bank credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution to shareholders of $18.1 million, or $0.31 per share, for the quarter ended March 31, 2002, which we will pay on or about May 21, 2002. We also believe that our revolving bank credit facility will be available to temporarily fund acquisitions. We are currently negotiating for a new revolving bank credit facility which we expect to be effective when or before our current revolving bank credit facility expires in September 2002. To the extent we make acquisitions, we expect to repay borrowings under our revolving bank credit facility with new long term debt or equity issuances. We believe long term debt or equity issuances will be available to us, but we can provide no assurance that they will be.

Debt Instruments and Covenants

Our principal debt obligations at March 31, 2002, were our revolving bank credit facility and our $245.0 million of publicly held unsecured debt. Our revolving bank credit facility is secured by 14 properties leased to Marriott. Our public debt is governed by an indenture. This indenture and our credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. Our trust preferred securities are governed by an indenture of trust which is generally less restrictive than the indenture governing our public debt and the terms of our revolving bank credit facility. During the period from our incurrence of these

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

debts through March 31, 2002, we were in compliance with all of our covenants under our indentures and our credit agreement.

None of our indentures, our revolving bank credit facility or our other debts contain provisions for acceleration or otherwise which could be triggered by our debt ratings; however, we expect that the interest rate payable under the new revolving bank credit facility which we are now negotiating may change as our debt ratings change. Our public senior debt indenture contains a cross default provision to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default on our bank credit agreement. As of March 31, 2002, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

In addition to the transactions described under the heading "Related Party Transactions" in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K, we have entered into leases with Five Star, including the lease entered into in connection with the Crestline Transaction. Five Star is our largest tenant. Until December 31, 2001, Five Star was our wholly-owned subsidiary. Four of our five trustees are also directors of Five Star, including Messrs. Portnoy and Martin who are our managing trustees and managing directors of Five Star. The fifth Five Star director was formerly also one of our trustees. RMR provides some shared services to Five Star and acts as our investment manager. In the future, we may do additional business with Five Star. We believe that our current leases with Five Star are on reasonable commercial terms. However, because of the historical and continuing relationships which we have, these continuing and possibly expanded business relations may not be considered arms length and may not be on the same or as favorable terms as we might enter with third parties with whom we did not have such relationships.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Seasonality

Nursing home and assisted living operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have any impact upon the ability of our tenants to pay our rent.

                         SENIOR HOUSING PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market changes in interest rates. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2001. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2002, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due 2012. The interest on these notes is payable semi-annually. No principal payments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than the current coupon rate, our per annum interest cost would increase by approximately $2.1 million. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of March 31, 2002, a hypothetical immediate one percentage point decrease in interest rates would increase the fair value of our fixed rate senior unsecured notes by approximately $16.9 million. We are allowed to make prepayments on these senior notes at par plus a make whole premium, as defined. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity, but such mitigation would itself be reduced by the prepayment premium.

At March 31, 2002, we had $27.4 million of trust preferred securities outstanding, the dividends of which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041. No principal repayments are due on the debentures until maturity. If the debentures were to be refinanced at interest rates which are 10% higher, our per annum interest cost would increase $277,000. Our trust preferred securities are listed on the New York Stock Exchange and their market value is principally determined by supply and demand factors. The market price, if any, of our debentures as of March 31, 2002, may be sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balance outstanding at March 31, 2002, and discounted cash flow analysis through the maturity date of the trust preferred securities, a hypothetical immediate one percentage point decrease in interest rates would increase the fair value of our fixed rate debentures by approximately $2.9 million. Our debentures have provisions that allow us to make repayments earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity. Our ability to prepay the debentures at par beginning June 15, 2006 will also effect the change in the fair value of the debentures which would result from a change in interest rates. For example, discounted cash flow analysis of a one percentage point decrease in interest rates calculated from April 30, 2002 only to the par prepayment option date for our trust preferred securities would increase the value of those securities by $962,000.

Our revolving bank credit facility bears interest at floating rates and matures in September 2002. As of March 31, 2002, we had $22.0 million outstanding and $248.0 million available for drawing under our revolving bank credit facility. Our revolving bank credit facility is available for acquisitions, working capital and for general business purposes. Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $22.0 million at March 31, 2002, was 3.9% per annum. An immediate 10% change in that interest rate, or
39.0 basis points, would increase or decrease our costs by approximately $86,000, or $0.01 per share, per year:

                         SENIOR HOUSING PROPERTIES TRUST

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                                    Total
                                                                   Interest
                          Interest Rate       Outstanding        Expense Per
                             Per Year            Debt                Year
                          -------------       -----------        -----------
At March 31, 2002               3.90%            $22,000              $858
10% reduction                   3.51%            $22,000              $772
10% increase                    4.29%            $22,000              $944

The foregoing statements and table present a so-called "shock" analysis, which assumes that the interest rate change of 10% is in effect for a whole year. If interest rates were to change gradually over one year, the impact would be gradual and the impact during the year in which the change occurred would be less.

We borrow in U.S. dollars. Our floating rate borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. We also have two mortgage obligations totaling $9.1 million which require interest at prime less a discount. Changes in U.S. dollar based short-term rates, specifically LIBOR and prime will impact our operating results. During the past year, short-term U.S. dollar based interest rates have decreased. We are unable to predict the direction or amount of interest rate changes during the next year. However, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

                         SENIOR HOUSING PROPERTIES TRUST

CERTAIN IMPORTANT FACTORS


         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO THE POSSIBLE EXPANSION OF OUR PORTFOLIO, THE PERFORMANCE OF OUR TENANTS AND PROPERTIES, OUR ABILITY TO OBTAIN A NEW REVOLVING BANK CREDIT FACILITY, OUR ABILITY TO CONDUCT FUTURE BUSINESS TRANSACTIONS WITH FIVE STAR ON REASONABLE COMMERICAL TERMS, OUR ABILITY TO PAY INTEREST AND PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS, MANAGEMENT OF INTEREST RATE RISK AND OTHER MATTERS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO ACCESS CAPITAL MARKETS OR OTHER SOURCES OF FUNDS AND OTHER STATEMENTS OR IMPLICATIONS ARISING FROM SUCH STATEMENTS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT
LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR
HOUSING AND HEALTHCARE INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION. THE ACCOMPANYING INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES. YOU SHOULD NOT RELY UPON FORWARD LOOKING STATEMENTS EXCEPT AS STATEMENTS OF OUR PRESENT INTENTIONS AND OF OUR PRESENT EXPECTATIONS WHICH MAY OR MAY NOT OCCUR.



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



Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         12.1  Computation   of  Ratios  of   Earnings   to   Interest   (before
               distributions on trust preferred securities) and Earnings to Fixed Charges.

(b)      Reports on Form 8-K:

                  During the first quarter of 2002, we filed the following Current Reports on Form 8-K:

         (i) Current Report on Form 8-K, dated December 31, 2001 (filed January 24, 2002), relating to (1) the Crestline Transaction;
                  (2) Five Star Spin-Off; (3) the commencement of two leases with subsidiaries of Five Star for 56 properties and 31 properties, respectively; (4) the resignation and election of a Trustee and (5) filing certain documents as exhibits thereto (Items 2, 5 and 7).

         (ii) Current Report on Form 8-K, dated February 13, 2002 (filed February 19, 2002), relating to (1) the issuance and sale of 15 million of our common shares of beneficial interest; (2) the filing of articles of amendment to our declaration of trust to increase our authorized shares; (3) a summary of certain federal income tax and ERISA considerations relating to the acquisition, ownership and disposition of our shares and (4) filing certain documents as exhibits thereto (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SENIOR HOUSING PROPERTIES TRUST


                            By:      /s/David J. Hegarty
                                     David J. Hegarty
                                     President and Chief Operating Officer
                                     Dated:  May 3, 2002




                            By:      /s/John R. Hoadley
                                     John R. Hoadley
                                     Treasurer and Chief Financial Officer
                                     Dated:  May 3, 2002