Form 10-Q
period 2002-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2002-08-09
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of Common Shares outstanding at August 7, 2002:
58,436,900 shares of beneficial interest, $0.01 par value.


                                            SENIOR HOUSING PROPERTIES TRUST

                                                       FORM 10-Q

                                                     JUNE 30, 2002

                                                         INDEX

                                                                                                                  Page
                                                                                                                  ----
   PART I       Financial Information

   Item 1.      Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                                   1

                Consolidated Statements of Income - Three and Six Months Ended June 30, 2002 and 2001               2

                Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001                     3

                Notes to Consolidated Financial Statements                                                          4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               8

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                         14

   Certain Important Factors                                                                                       16

   PART II      Other Information

   Item 2.      Changes in Securities and Use of Proceeds                                                          17

   Item 4.      Submission of Matters to a Vote of Security Holders                                                17

   Item 6.      Exhibits and Reports on Form 8-K                                                                   17

                Signatures                                                                                         18


                                  SENIOR HOUSING PROPERTIES TRUST

                                    CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share amounts)


                                                                June 30,             December 31,
                                                                  2002                  2001
                                                              ------------          -------------
                                                              (unaudited)             (audited)
ASSETS
Real estate properties, at cost:
    Land                                                       $   140,070           $    59,308
    Buildings and improvements                                   1,029,724               533,891
                                                               -----------           -----------
                                                                 1,169,794               593,199
    Less accumulated depreciation                                  108,670               124,252
                                                               -----------           -----------
                                                                 1,061,124               468,947

Cash and cash equivalents                                           15,536               352,026
Restricted cash                                                     14,664                10,201
Other assets                                                        24,517                36,129
                                                               -----------           -----------
                                                               $ 1,115,841           $   867,303
                                                               ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving bank credit facility                                 $    26,000                   $--
Senior unsecured notes, net of discount                            243,677               243,607
Secured debt and capital leases                                     33,125                 9,100
Prepaid rent                                                         7,340                 7,114
Security deposits                                                    1,520                 1,520
Other liabilities                                                   15,439                 3,944
                                                               -----------           -----------
Total liabilities                                                  327,101               265,285

Trust preferred securities                                          27,394                27,394

Commitments and contingencies

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par
      value:  58,436,900 and 43,421,700 shares issued
      and outstanding, respectively                                    584                   434
    Additional paid-in capital                                     853,637               658,348
    Cumulative net income                                           77,907                55,691
    Cumulative distributions                                      (173,074)             (141,936)
    Unrealized gain on investments                                   2,292                 2,087
                                                               -----------           -----------
      Total shareholders' equity                                   761,346               574,624
                                                               -----------           -----------
                                                               $ 1,115,841           $   867,303
                                                               ===========           ===========


                             See accompanying notes


                                                SENIOR HOUSING PROPERTIES TRUST


                                               CONSOLIDATED STATEMENTS OF INCOME
                                           (in thousands, except per share amounts)
                                                          (unaudited)



                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                           ------------------------------         ---------------------------
                                                               2002               2001               2002             2001
                                                           -----------         ----------         ----------       ----------

Revenues:
   Rental income                                               $28,261            $11,084            $54,796          $22,215
   FF&E reserve income                                           1,838                 --              3,502               --
   Facilities' operations                                           --             54,900                 --          111,109
   Interest and other income                                       279                252                787              489
                                                           -----------         ----------         ----------       ----------
     Total revenues                                             30,378             66,236             59,085          133,813
                                                           -----------         ----------         ----------       ----------


Expenses:
   Interest                                                      6,439              1,840             13,821            4,000
   Depreciation                                                  8,098              4,916             15,226            9,639
   Facilities' operations                                           --             53,096                 --          107,894
   General and administrative
    - Recurring                                                  2,071              1,063              3,925            2,108
    - Related to foreclosures and lease terminations                --              2,206                 --            4,167
                                                           -----------         ----------         ----------       ----------
   Total                                                        16,608             63,121             32,972          127,808
                                                           -----------         ----------         ----------       ----------
Income before distributions on trust preferred
     securities and discontinued operations                     13,770              3,115             26,113            6,005
Distributions on trust preferred securities                        703                 62              1,406               62
                                                           -----------         ----------         ----------       ----------
Income before discontinued operations                          $13,067             $3,053            $24,707           $5,943
Loss from discontinued operations                                2,471                303              2,491              357
                                                           -----------         ----------         ----------       ----------
Net income                                                     $10,596             $2,750            $22,216           $5,586
                                                           ===========         ==========         ==========       ==========

Weighted average shares outstanding                             58,424             25,917             54,362           25,917
                                                           ===========         ==========         ==========       ==========

Basic and diluted earnings per share:

Basic and diluted earnings per share:
   Income before discontinued operations                         $0.22              $0.12              $0.45            $0.23
                                                           ===========         ==========         ==========       ==========
   Loss from discontinued operations                             $0.04              $0.01              $0.04            $0.01
                                                           ===========         ==========         ==========       ==========
   Net income                                                    $0.18              $0.11              $0.41            $0.22
                                                           ===========         ==========         ==========       ==========


                             See accompanying notes


                                        SENIOR HOUSING PROPERTIES TRUST


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollars in thousands)
                                                  (unaudited)
                                                                                    Six Months Ended June 30,
                                                                                 -----------------------------
                                                                                    2002               2001
                                                                                 ---------          ----------
Cash flows from operating activities:
   Net income                                                                    $  22,216          $   5,586
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Depreciation expense                                                         15,226              9,639
       Loss from discontinued operations                                             2,491                357
       Amortization of deferred finance costs and debt discounts                       443                 --
           FF&E reserve income                                                      (3,502)                --
       Changes in assets and liabilities:
             Other assets                                                            8,017             (4,056)
             Prepaid rent                                                              226              8,464
             Other liabilities                                                       9,046             (6,480)
                                                                                 ---------          ---------
       Cash provided by operating activities                                        54,163             13,510
                                                                                 ---------          ---------

Cash flows from investing activities:
   Security deposits                                                                    --              1,285
   Real estate acquired                                                           (551,991)                --
   Equipment purchases                                                                  --             (2,522)
                                                                                 ---------          ---------
       Cash used for investing activities                                         (551,991)            (1,237)
                                                                                 ---------          ---------

Cash flows from financing activities:
    Proceeds from issuance of common shares, net                                   195,210                 --
   Proceeds from issuance of trust preferred securities                                 --             25,000
   Proceeds from borrowings on credit facility                                     242,000             22,000
   Repayments of credit facility                                                  (216,000)           (45,000)
   Repayment of debt                                                               (25,000)                --
    Deferred finance costs                                                          (3,734)              (863)
   Distributions to shareholders                                                   (31,138)           (15,549)
                                                                                 ---------          ---------
       Cash provided by (used for) financing activities                            161,338            (14,412)
                                                                                 ---------          ---------

Decrease in cash and cash equivalents                                             (336,490)            (2,139)
Cash and cash equivalents at beginning of period                                   352,026                515
Cash and cash equivalents at facilities' operations, beginning of period                --              7,178
                                                                                 ---------          ---------
Cash and cash equivalents at end of period                                       $  15,536          $   5,554
                                                                                 =========          =========

Supplemental cash flow information:
   Cash paid for interest                                                        $   3,168          $   4,874

Non-cash investing and financing activities:
    Debt assumed in acquisition                                                     49,055                 --
    Real estate acquired in a property exchange                                    (43,308)                --
    Real estate disposed of in a property exchange, net                             43,308                 --
    Capex deposits in restricted cash                                                2,034                 --
    Purchases of fixed assets with restricted cash                                  (2,904)                --


                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Organization

Senior Housing Properties Trust (the "Company") is a Maryland real estate investment trust. At June 30, 2002, the Company owned 111 properties in 28 states all of which were leased to third party operators.

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

Note 2.  Spin-Off of Five Star Quality Care, Inc ("Five Star")

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

NEW ACCOUNTING PRONOUNCEMENTS. In 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company adopted FAS 142 and FAS 144 on January 1, 2002, which had no effect on the Company's financial position or results of operations at that time.

DEFERRED PERCENTAGE RENTS. The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires the Company to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three and six months ended June 30, 2002 and 2001, were $769,000 and $1.5 million, and $841,000 and $1.5 million, respectively.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  year's financial statements to conform to the current year's presentation.

Note 4.  Real Estate Properties

On January 2, 2002, a tenant, HEALTHSOUTH Corporation ("HEALTHSOUTH"), settled a non-monetary default with the Company by exchanging properties. The Company delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from the Company. In exchange, HEALTHSOUTH delivered to the Company title to two rehabilitation hospitals which HEALTHSOUTH leases from the Company. As part of this settlement, HEALTHSOUTH's lease was extended from January 2006 to December 2011 and the annual rent was reduced from $10.3 million to $8.7 million. The Company's investment in the two new properties is $43.3 million, which was the net book value of the properties given up at the time of the exchange, and no gain or loss was realized.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 11, 2002, the Company acquired 31 senior living communities for $600.0 million, funded by cash on hand, borrowings under the Company's revolving bank credit facility and the assumption of certain liabilities. These communities contain 7,491 living units, a majority of which are independent living apartments. All of these communities are managed under long term contracts by a subsidiary of Marriott International, Inc. and are leased to Five Star. The initial lease term to Five Star extends to December 2017, minimum rent is $63.0 million per year and percentage rent will be due, starting in 2003, in amounts equal to five percent (5%) of net patient revenues at each facility in excess of net patient revenues at such facility in 2002. In addition, a varying percentage of gross revenues each year is required to be paid as rent to the Company and escrowed for future capital expenditures at the leased facilities. This additional rent is recorded as FF&E reserve income on the Company's Consolidated Statements of Income and the cash escrow balance is recorded in Restricted Cash on the Company's Consolidated Balance Sheets.

During the second quarter of 2002, Five Star, with the Company's consent, closed a nursing home facility it leases from the Company located in Arizona. This facility had been operating at a loss. Under the terms of the lease, the rent payable to the Company previously allocated to this facility will be reallocated to the remaining facilities under the master lease, resulting in no rental income loss to the Company. However, if this property is sold, the annual rent will be reduced by 10% of the net proceeds from the sale. The Company has classified this real estate asset as held for sale and has recorded a loss from discontinued operations related to this property, which includes historical depreciation expense as well as an impairment loss write-down of $2.5 million based on the Company's estimate of fair value, net of selling costs, of the real estate associated with this property.

Note 5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):


                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                    ---------------------------     ---------------------------
                                                       2002             2001           2002             2001
                                                    -----------     -----------     ----------      -----------

Net income                                             $10,596           $2,750        $22,216           $5,586
Other comprehensive income:
    Change in unrealized gain on investments             (210)            1,450            205            2,167
                                                    -----------     ------------    -----------     ------------
Comprehensive income                                   $10,386           $4,200        $22,421           $7,753
                                                    ===========     ============    ===========     ============

Note 6.  Unrealized Gain on Investments

As of June 30, 2002, the Company owned one million HRPT Properties Trust ("HRPT") common shares and 35,000 shares of Five Star, which are carried at fair market value in Other Assets. The Unrealized Gain On Investments shown on the Consolidated Balance Sheets represents the difference between HRPT's and Five Star's quoted market prices on the date they were received or acquired ($6.50 and $7.26 per share, respectively) and on June 30, 2002 ($8.85 and $5.59 per share, respectively).

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.  Segment Information

After the Five Star Spin-Off, the Company has one reportable segment, leasing. During 2001, the Company had two reportable segments, leasing and facilities' operations. The following table is a summary of these reportable segments as of and for the three and six months ended June 30, 2001. Because the Company only operated in one segment for the three and six months ended June 30, 2002, a comparative table is not presented (dollars in thousands):

                                                                             Three Months Ended June 30, 2001
                                                                --------------------------------------------------------
                                                                              Facilities'
                                                                  Leasing     Operations     Unallocated        Total
                                                                --------------------------------------------------------
Revenues                                                           $11,084        $54,900           $252         $66,236
Interest expense                                                        --             --          1,840           1,840
Depreciation expense                                                 3,284          1,632             --           4,916
Facilities' operations expense                                          --         53,096             --          53,096
General and administrative expenses
    -   Recurring                                                    1,063             --             --           1,063
    -   Related to foreclosures and lease terminations                  --             --          2,206           2,206
                                                                --------------------------------------------------------
Income before distributions on trust preferred securities           $6,737           $172        $(3,794)         $3,115
                                                                ========================================================


                                                                              Six Months Ended June 30, 2001
                                                                --------------------------------------------------------
                                                                              Facilities'
                                                                  Leasing     Operations     Unallocated        Total
                                                                --------------------------------------------------------
Revenues                                                           $22,215       $111,109           $489        $133,813
Interest expense                                                        --             --          4,000           4,000
Depreciation expense                                                 6,566          3,073             --           9,639
Facilities' operations expense                                          --        107,894             --         107,894
General and administrative expenses
    -   Recurring                                                    2,108             --             --           2,108
    -   Related to foreclosures and lease terminations                  --             --          4,167           4,167
                                                                --------------------------------------------------------
Income before distributions on trust preferred securities          $13,541           $142        $(7,678)         $6,005
                                                                ========================================================
Real estate properties, at cost                                   $448,562       $149,694             --        $598,256


Note 8.  Indebtedness and Capital Lease Obligations

On June 27, 2002, the Company entered into a new revolving bank credit facility to replace its previous credit facility which had been scheduled to mature in September 2002. The new credit facility matures in November 2005 and may be extended to November 2006 upon the payment of an extension fee. The new credit facility permits borrowings up to $250.0 million and includes a feature under which the maximum drawing may be expanded to $500.0 million, in certain circumstances. Drawings under the new credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The interest rate (3.29% at June 30, 2002) on borrowings under the new credit facility are payable at a spread above LIBOR or prime rate. The new credit facility is available for acquisitions, working capital and general business purposes. As of June 30, 2002, $26.0 million was outstanding and $224.0 million was available for drawing under the new credit facility.

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The Company's secured debt and capital leases totaled $33.1 million at June 30, 2002. This debt consists of $9.1 million of mortgages due in July 2003 secured by two properties, $14.7 million of bonds due in December 2027 secured by one property and capital lease obligations of $9.3 million affecting two properties leased to May 2016.

Note 9.  Commitments and Contingencies

In connection with obtaining regulatory approval for the acquisition and lease of one of the senior living properties acquired in January 2002, the Company provided a guaranty and a security interest in that property for certain prepaid service obligations to residents; and the Company is contingently liable in the event the tenant (Five Star) or operator (Marriott) of this property fails to provide these future services. In addition, the Company guarantees approximately $11.4 million of surety bonds and insurance premiums for this tenant.

Note 10.  Shareholders' Equity

The Company has reserved 1,300,000 shares of the Company's common shares under the terms of the 1999 Incentive Share Award Plan (the "Award Plan"). In May 2002, the three Independent Trustees, as part of their annual fee, were each granted 500 common shares under the Award Plan. On June 25, 2002, 13,200 common shares valued at $15.28 per share, the closing price of the common shares on the New York Stock Exchange on June 25, 2002, were awarded to the Company's officers and certain employees of REIT Management & Research LLC ("RMR"), the Company's investment manager. The shares awarded to the Company's officers and employees of RMR vest over a three-year period. The shares granted to the Independent Trustees vested immediately. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. At June 30, 2002, 1,255,100 of the Company's common shares remain reserved for issuance under the Award Plan.

On February 19, 2002, the Company issued 15,000,000 common shares of beneficial interest, in an underwritten public offering for gross proceeds of $205.8 million. The proceeds received, net of underwriting commissions and costs of issuance of approximately $10.6 million, were applied to reduce the Company's outstanding borrowings under its revolving bank credit facility, which had been drawn in connection with the January 2002 acquisition, and to repay the $25.0 million purchase note issued as part of the January 2002 acquisition.

On May 21, 2002, the Company paid a distribution to shareholders of $0.31 per share, or $18.1 million. On July 1, 2002, the Company declared a distribution of $0.31 per share, or $18.1 million, which will be paid to shareholders on or about August 22, 2002.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and six months ended June 30, 2002 and 2001. This discussion includes references to funds from operations, or FFO, and cash available for distribution, or CAD. We compute FFO as net income plus depreciation, amortization, non-recurring items and results from discontinued operations. We compute CAD as FFO plus non-cash expenses (including amortization of deferred finance costs and administrative expenses to be settled in our common shares) and straight line rent adjustments less FF&E reserve income. In calculating FFO and CAD, we also add percentage rents deferred pursuant to SAB 101 described in
Note 3 to our financial statements. Our method of computing FFO and CAD may not be comparable to FFO or CAD reported by other REITs that define the terms differently. We consider FFO and CAD to be appropriate measures of performance for a REIT, along with cash flow from operating activities, financing activities and investing activities, because they provide investors with an indication of a REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our FFO and CAD are important factors considered by our Board of Trustees in determining the amount of our distributions to shareholders. FFO and CAD do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income or cash flow from operating activities as measures of financial performance or liquidity.

The following discussion should be read in conjunction with our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Total revenues for the three months ended June 30, 2002, were $30.4 million, compared to total revenues of $66.2 million for the three months ended June 30, 2001. Included in total revenues for the three months ended June 30, 2001, are revenues from facilities' operations of $54.9 million. During 2001, Five Star, one of our wholly-owned subsidiaries, operated facilities for our account. On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company (the "Five Star Spin-Off"). In connection with the Five Star Spin-Off, Five Star leased the facilities from us which it previously operated for our account; and, as a result, after the Five Star Spin-Off, we do not have facilities' operations revenues or expenses.

Rental income for the three months ended June 30, 2002, was $28.3 million compared to rental income of $11.1 million for the three months ended June 30, 2001, an increase of $17.2 million. This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million and our lease to Five Star of 55 facilities, which had been previously operated for our account, for annual rent of $7.0 million. This increase was slightly offset by a decrease in rental income due to lowered annual rent from $10.3 million to $8.7 million effective January 2, 2002, for one tenant as described in Note 4 to the accompanying financial statements.

FF&E reserve income for the three months ended June 30, 2002, was $1.8 million compared to zero for the three months ended June 30, 2001. The lease for the 31 properties acquired in January 2002 requires a varying percentage of gross revenues be paid to us as additional rent which is escrowed for future capital expenditures at these leased facilities.

Total expenses for the three months ended June 30, 2002, were $16.6 million, compared to total expenses of $63.1 million for the three months ended June 30, 2001, a decrease of $44.0 million. Total expenses for the three months ended June 30, 2001, include expenses from facilities' operations of $53.1 million. Subsequent to the Five Star Spin-Off, we no longer have any facilities' operations expenses.

Interest expense for the three months ended June 30, 2002, was $6.4 million compared to interest expense for the three months ended June 30, 2001, of $1.8 million, an increase of $4.6 million. This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with the January 2002 acquisition of 31 properties. The increase was offset somewhat by a decrease in the weighted average interest rate on our revolving bank credit facility.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense for the three months ended June 30, 2002, was $8.1 million compared to depreciation expense for the three months ended June 30, 2001, of $4.9 million, an increase of $3.2 million. Recurring general and administrative expense for the three months ended June 30, 2002, was $2.1 million compared to recurring general and administrative expense for the three months ended June 30, 2001, of $1.1 million, an increase of $1.0 million. These increases were primarily due to our acquisition of 31 properties in January 2002.

During the three months ended June 30, 2001, we incurred nonrecurring general and administrative costs totaling approximately $2.2 million. These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties, which systems were distributed in the Five Star Spin-Off.

Distributions on trust preferred securities for the three months ended June 30, 2002 were $703,000 compared to $62,000 for the three months ended June 30, 2001. The increase is due to our issuance of the trust preferred securities in June and July 2001.

During the three months ended June 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star which was closed during the quarter and is held for sale. The loss includes historical depreciation expense as well as an impairment write-down of the real estate associated with this property. For the 2001 period, amounts were reclassified from depreciation expense and facilities' operations revenues and expenses to the loss from discontinued operations. Under the terms of this lease, the rent payable to us allocated to this facility will be reallocated to the remaining operating facilities, resulting in no impact on our rental income. However, if this property is sold, the annual rent will be reduced by 10% of the net proceeds from the sale. This tenant may close additional facilities in the future with our consent, which could result in additional impairment write-downs.

Net income was $10.6 million, or $0.18 per share, for the three months ended June 30, 2002, compared to $2.8 million, or $0.11 per share, for the three months ended June 30, 2001, an increase of $7.8 million, or $0.07 per share. This increase is primarily the consequence of the net changes in revenues and expenses resulting from the January 2002 acquisition and the Five Star Spin-Off and the issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods. FFO for the three months ended June 30, 2002, was $21.9 million compared to $11.0 million for the three months ended June 30, 2001. CAD for the three months ended June 30, 2002, was $20.6 million compared to $10.9 million for the three months ended June 30, 2001. The increases in FFO of $10.9 million and in CAD of $9.7 million are due primarily to the same factors impacting the increase in net income.

FFO and CAD for the three months ended June 30, 2002 and 2001, were calculated as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------
        Net income                                                          $ 10,596              $  2,750
        Add:      Depreciation expense                                         8,098                 4,916
                  Deferred percentage rents                                      769                   841
                  Other non-cash items                                            --                    32
                  General and administrative expenses related
                       to foreclosures and lease terminations                     --                 2,206
                  Loss from discontinued operations                            2,471                   303
                                                                        ---------------       ---------------
        Funds From Operations                                               $ 21,934              $ 11,048
                                                                        ===============       ===============

        Funds From Operations                                               $ 21,934              $ 11,048
        Add:      Amortization of deferred finance costs and
                      other non-cash items                                       247                    --
                  Straight line rent adjustments                                 245                  (113)
        Less:     FF&E reserve income(1)                                      (1,838)                   --
                                                                        ---------------       ---------------
        Cash Available for Distribution                                     $ 20,588              $ 10,935
                                                                        ===============       ===============

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         (1) Our lease with Five Star for the Marriott managed properties requires that our tenant make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at the leased facilities. Our net income includes $1.8 million and zero for the 2002 and 2001 periods, respectively, of deposits into FF&E reserve escrow accounts owned by us, which are not included in CAD because these amounts are not available for distributions to shareholders.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Total revenues for the six months ended June 30, 2002, were $59.1 million, compared to total revenues of $133.8 million for the six months ended June 30, 2001. Included in total revenues for the six months ended June 30, 2001, are revenues from facilities' operations of $111.1 million. During 2001, Five Star, one of our wholly-owned subsidiaries, operated facilities for our account. On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company. In connection with the Five Star Spin-Off, Five Star leased the facilities from us which it previously operated for our account; and, as a result, after the Five Star Spin-Off, we do not have facilities' operations revenues or expenses.

Rental income for the six months ended June 30, 2002, was $54.8 million compared to rental income of $22.2 million for the six months ended June 30, 2001, an increase of $32.6 million. This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million and our lease to Five Star of 55 facilities, which had been previously operated for our account, for annual rent of $7.0 million. This increase was slightly offset by a decrease in rental income due to lowered annual rent from $10.3 million to $8.7 million effective January 2, 2002, for one tenant as described in Note 4 to the accompanying financial statements.

FF&E reserve income for the six months ended June 30, 2002, was $3.5 million compared to zero for the six months ended June 30, 2001. The lease for the 31 properties acquired in January 2002 requires a varying percentage of gross revenues be paid to us as additional rent which is escrowed for future capital expenditures at these leased facilities.

Total expenses for the six months ended June 30, 2002, were $33.0 million, compared to total expenses of $127.8 million for the six months ended June 30, 2001, a decrease of $94.8 million. Total expenses for the six months ended June 30, 2001, include expenses from facilities' operations of $107.9 million. Subsequent to the Five Star Spin-Off, we no longer have any facilities' operations expenses.

Interest expense for the six months ended June 30, 2002, was $13.8 million compared to interest expense for the six months ended June 30, 2001, of $4.0 million, an increase of $9.8 million. This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with our purchase of 31 properties in January 2002. The increase was offset somewhat by a decrease in the weighted average interest rate on our revolving bank credit facility.

Depreciation expense for the six months ended June 30, 2002, was $15.2 million compared to depreciation expense for the six months ended June 30, 2001, of $9.6 million, an increase of $5.6 million. Recurring general and administrative expense for the six months ended June 30, 2002, was $3.9 million compared to recurring general and administrative expense for the six months ended June 30, 2001, of $2.1 million, an increase of $1.8. These increases were primarily due to our acquisition of 31 properties in January 2002.

During the six months ended June 30, 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 million. These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties, which systems were distributed in the Five Star Spin-Off.

Distributions on trust preferred securities for the six months ended June 30, 2002, were $1.4 million compared to $62,000 for the six months ended June 30, 2001. The increase is due to our issuance of the trust preferred securities in June and July 2001.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six months ended June 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star which was closed during the quarter and is held for sale. The loss includes historical depreciation expense as well as an impairment write-down of the real estate associated with this property. For the 2001 period, amounts were reclassified from depreciation expense and facilities' operations revenues and expenses to the loss from discontinued operations. Under the terms of this lease, the rent payable to us allocated to this facility will be reallocated to the remaining operating facilities, resulting in no impact on our rental income. However, if this property is sold, the annual rent will be reduced by 10% of the net proceeds from the sale. This tenant may close additional facilities in the future with our consent, which could result in additional impairment write-downs.

Net income was $22.2 million, or $0.41 per share, for the six months ended June 30, 2002, compared to $5.6 million, or $0.22 per share, for the six months ended June 30, 2001, an increase of $16.6 million, or $0.19 per share. This increase is primarily the consequence of the net changes in revenues and expenses resulting from the January 2002 acquisition and the Five Star Spin-Off and the issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods. FFO for the six months ended June 30, 2002, was $41.5 million compared to $21.3 million for the six months ended June 30, 2001. CAD for the six months ended June 30, 2002, was $39.0 million compared to $21.1 million for the six months ended June 30, 2001. The increases in FFO of $20.2 million and in CAD of $17.9 million are due primarily to the same factors impacting the increase in net income.

FFO and CAD for the six months ended June 30, 2002 and 2001, were calculated as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------
        Net income                                                          $ 22,216              $  5,586
        Add:      Depreciation expense                                        15,226                 9,639
                  Deferred percentage rents                                    1,522                 1,533
                  Other non-cash items                                            --                    64
                  General and administrative  expenses related
                      to foreclosures and lease terminations                      --                 4,167
                  Loss from discontinued operations                            2,491                   357
                                                                        ---------------       ---------------
        Funds From Operations                                               $ 41,455              $ 21,346
                                                                        ===============       ===============

        Funds From Operations                                               $ 41,455              $ 21,346
        Add:      Amortization of deferred finance costs and
                      other non-cash items                                       519                    --
                  Straight line rent adjustments                                 487                  (214)
        Less:     FF&E reserve income(1)                                      (3,502)                   --
                                                                        ---------------       ---------------
        Cash Available for Distribution                                     $ 38,959              $ 21,132
                                                                        ===============       ===============

         (1) Our lease with Five Star for the  Marriott  managed  properties  requires  that our  tenant  make periodic  payments  into FF&E reserve  escrow  accounts for the purpose of funding  expected  capital expenditures at our  facilities.  Our net income includes $3.5 million and zero for the 2002 and 2001 periods,  respectively,  of deposits  into FF&E reserve  escrow  accounts  owned by us, which are not included in CAD because these amounts are not available to use for distributions to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

On June 27, 2002, we entered into a new revolving bank credit facility to replace our previous credit facility which was scheduled to mature in September 2002. The new credit facility matures in November 2005 and may be extended by us to November 2006 upon the payment of an extension fee. The new credit facility permits borrowings up to $250.0 million and includes a feature under which the maximum drawing may be expanded to $500.0 million, in certain circumstances. Drawings under the new credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The interest rate (3.29%

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

at June 30, 2002) on borrowings under the new credit facility are payable at spreads above LIBOR or prime rate which vary with the amounts of our debt outstanding and credit ratings. The new credit facility is available for acquisitions, working capital and for general business purposes. As of June 30, 2002, $26.0 million was outstanding and $224.0 million was available for drawing under the new credit agreement.

On January 11, 2002, we acquired 31 senior living communities. The purchase price was $600.0 million and the total acquisition cost, after closing costs and purchase price adjustments, was $606.8 million. The funding for this acquisition was as follows: $24.1 million of assumed debt; a $25.0 million purchase note; approximately $350.0 million from our available cash; and the balance by borrowings under our revolving bank credit facility. The purchase note and a portion of the borrowings under our revolving bank credit facility were repaid with the proceeds of our issuance of common shares in February 2002 as described below.

On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC. As of June 30, 2002, $1.8 billion was available under this effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

In February 2002, we issued 15,000,000 common shares of beneficial interest, raising net proceeds of $195.2 million. These net proceeds were used to repay the $25.0 million purchase note related to our acquisition of 31 properties in January 2002 and the remainder was used to repay a portion of the borrowings outstanding under our revolving bank credit facility.

In July 2002, Five Star announced that it expects to report a loss for the quarter ended June 30, 2002. Based upon a review of Five Star's financial condition and expected results, we believe Five Star will honor its lease obligations to us for the foreseeable future. We also believe that the expected Five Star results will not materially adversely effect the possibility of future sale and lease or financing transactions between us and Five Star.

At June 30, 2002, we had cash and cash equivalents of $15.5 million. For the six months ended June 30, 2002 and 2001: cash provided by operating activities was
$54.1 million and $13.5 million, respectively; cash used for investing activities was $552.0 million and $1.2 million, respectively; and cash provided by (used for) financing activities was $161.3 million and $(14.4 million), respectively. The working capital required for our operations is provided by our rental income and by drawings under our revolving bank credit facility. We believe that our current cash, cash equivalents, future cash from operating activities and availability under our revolving bank credit facility will be sufficient to meet our short-term and long-term capital requirements, including the distribution to shareholders of $18.1 million, or $0.31 per share, for the quarter ended June 30, 2002, which we will pay on or about August 22, 2002. We also believe that our revolving bank credit facility will be available to temporarily fund acquisitions. To the extent we make acquisitions funded by borrowings under our revolving bank credit facility, we expect to repay borrowings with new long term debt or equity issuances. We believe long term debt or equity issuances will be available to us, but we can provide no assurance that they will be.

Debt and Trust Preferred Covenants

Our principal debt obligations at June 30, 2002, were our unsecured revolving bank credit facility and our $245.0 million of publicly held unsecured debt. Our public debt is governed by an indenture. This indenture and our bank credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our public debt and the terms of our revolving bank credit facility. During the period from our incurrence of these obligations through June 30, 2002, we were in compliance with all of the covenants under our indentures and our credit agreement.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

None of our indentures, our revolving bank credit facility or our other debt obligations contain provisions for acceleration or otherwise which would be triggered by a change in our debt ratings; however, the interest rate payable under the new revolving bank credit facility may change as our debt ratings change. Our public debt indenture contains cross default provisions to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default on our bank credit agreement. As of June 30, 2002, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Seasonality

Nursing home and assisted living operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent.

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

At June 30, 2002, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due 2012. The interest on these notes is payable semi-annually. No principal payments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If, at maturity, these notes are refinanced at interest rates which are 10% higher than the current coupon rate, our per annum interest cost would increase by approximately $2.1 million. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of June 30, 2002, a hypothetical immediate one percentage point decrease in interest rates would increase the fair value of our fixed rate senior unsecured notes by approximately $16.7 million. We are allowed to make prepayments on these senior notes at par plus a make whole premium, as defined. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity, but such mitigation would itself be reduced by the prepayment premium.

At June 30, 2002, we had $27.4 million of trust preferred securities outstanding, the dividends on which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041. No principal repayments are due on the debentures until maturity. If the debentures were to be refinanced at interest rates which are 10% higher, our per annum interest cost would increase $277,000. Our trust preferred securities are listed on the New York Stock Exchange and their market value is principally determined by supply and demand factors. The market price, if any, of our debentures as of June 30, 2002, may be sensitive to changes in interest rates. Typically, if market rates of interest increase, the current market price of a fixed rate obligation will decrease. Conversely, if market rates of interest decrease, the current market price of a fixed rate obligation will typically increase. Based on the balance outstanding at June 30, 2002, and discounted cash flow analysis through the maturity date of the trust preferred securities, a hypothetical immediate one percentage point decrease in interest rates would increase the fair value of our fixed rate debentures by approximately $2.9 million. Our debentures have provisions that allow us to make repayments earlier than the stated maturity date. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity. Our ability to prepay the debentures at par beginning June 15, 2006, will also effect the change in the fair value of the debentures which would result from a change in interest rates. For example, discounted cash flow analysis of a one percentage point decrease in interest rates calculated from July 31, 2002, to the par prepayment option date for our trust preferred securities would increase the value of those securities by $931,000.

Our revolving bank credit facility bears interest at floating rates and matures in November 2005. As of June 30, 2002, we had $26.0 million outstanding and $224.0 million available for drawing under our revolving bank credit facility. Our revolving bank credit facility is available for acquisitions, working capital and for general business purposes. Our exposure to fluctuations in interest rates may increase in the future if we incur debt to fund acquisitions or otherwise. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $26.0 million at June 30, 2002, was 3.29% per annum. An immediate 10% change in that interest rate, or
32.9 basis points, would increase or decrease our costs by approximately $85,000 or $.01 per share per year:

                         SENIOR HOUSING PROPERTIES TRUST

                       Impact of Changes in Interest Rates
                             (dollars in thousands)

                                                               Total Interest
                         Interest Rate       Outstanding        Expense Per
                            Per Year            Debt                Year
                         ---------------    --------------     ---------------
At June 30, 2002               3.29%            $26,000              $855
10% reduction                  2.96%            $26,000              $770
10% increase                   3.62%            $26,000              $941

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

                         SENIOR HOUSING PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO FIVE STAR'S ABILITY TO PAY ITS RENT TO US, OUR ABILITY TO DO FUTURE BUSINESS WITH FIVE STAR, OUR ABILITY TO PURCHASE additional PROPERTIES, OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS. THESE FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED AND THEY MAY NOT OCCUR. FOR EXAMPLE: FIVE STAR MAY EXPERIENCE CONTINUING LOSSES AND BECOME UNABLE TO PAY ITS RENT; WE MAY BE UNABLE TO NEGOTIATE MUTUALLY ACCEPTABLE LEASE TERMS FOR ADDITIONAL BUSINESS WITH FIVE STAR; WE MAY BE UNABLE TO RAISE CAPITAL OR IDENTIFY PROPERTIES which WE WANT TO BUY. THESE UNEXPECTED RESULTS COULD OCCUR BECAUSE OF MAnY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN FIVE STAR'S INSURANCE COSTS OR ITS MEDICARE AND MEDICAID RATES, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.



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

                         SENIOR HOUSING PROPERTIES TRUST


Part II.    Other Information

Item 2.  Changes in Securities and Use of Proceeds

On May 7, 2002, pursuant to our incentive share award plan, our three independent trustees each received a grant of 500 (total 1,500) common shares of beneficial interest, par value $0.01 per share, valued at $14.22 per share, the closing price of our common shares on the New York Stock Exchange on May 7, 2002. On June 25, 2002, pursuant to our incentive share award plan, our officers and certain employees of our manager, REIT Management & Research LLC, received grants totaling 13,200 common shares valued at $15.28 per share, the closing price of the our common shares on the New York Stock Exchange on June 25, 2002. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 7, 2002, Arthur G. Koumantzelis was re-elected as a trustee (53,148,152 shares voted for and 256,992 shares withheld). The term of Mr. Koumantzelis will extend until our annual meeting of shareholders in 2005. Messrs. Frank J. Bailey, John L. Harrington, Gerard M. Martin and Barry M. Portnoy continue to serve as trustees with terms expiring in 2003, 2004, 2004, and 2003, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         10.1 Credit Agreement, dated as of June 27, 2002, by and among the Company, Wachovia Bank National Association, as Agent and the other financial institutions signatory thereto.

         12.1     Computation   of  Ratios  of  Earnings  to  Interest   (before
                  distributions on trust preferred securities) and Earnings to Fixed Charges.

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  During the second quarter of 2002, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SENIOR HOUSING PROPERTIES TRUST


                              By:      /s/David J. Hegarty
                                       David J. Hegarty
                                       President and Chief Operating Officer
                                       Dated:  August 9, 2002




                              By:      /s/John R. Hoadley
                                       John R. Hoadley
                                       Treasurer and Chief Financial Officer
                                       Dated:  August 9, 2002