Form 10-Q
period 2002-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2002-11-08
CIK 1075415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 001-15319

                         SENIOR HOUSING PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

           Maryland                                            04-3445278
      (State or other                                        (IRS Employer
jurisdiction of incorporation)                             Identification No.)

         400 Centre Street, Newton, Massachusetts           02458
         (Address of principal executive offices)        (Zip Code)

                                  617-796-8350
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of Common Shares outstanding at November 7, 2002:
58,436,900 shares of beneficial interest, $0.01 par value.

                         SENIOR HOUSING PROPERTIES TRUST

                                                                        FORM 10-Q

                                                                   SEPTEMBER 30, 2002

                                                                         INDEX

    PART I      Financial Information                                                                                 Page
                ---------------------                                                                                 ----

   Item 1.      Consolidated Financial Statements (unaudited)....................................................       1

                Consolidated Balance Sheets - September 30, 2002 and December 31, 2001...........................       1

                Consolidated Statements of Income - Three and Nine Months Ended September 30, 2002 and 2001......       2

                Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001............       3

                Notes to Consolidated Financial Statements.......................................................       4

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............       8

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................      14

   Item 4.      Controls and Procedures..........................................................................      14

   PART II      Other Information

   Item 5.      Other Information................................................................................      15

   Item 6.      Exhibits and Reports on Form 8-K.................................................................      15

                Certain Important Factors........................................................................      16

                Signatures.......................................................................................      17

                Certifications...................................................................................      18

                         SENIOR HOUSING PROPERTIES TRUST

                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)


                                                           September 30,                 December 31,
                                                               2002                          2001
                                                          ----------------             -----------------
                                                            (unaudited)                   (audited)

ASSETS
Real estate properties, at cost:
    Land                                                      $140,070                      $59,308
    Buildings and improvements                               1,032,269                      533,891
                                                          ----------------             -----------------
                                                             1,172,339                      593,199
    Less accumulated depreciation                              116,658                      124,252
                                                          ----------------             -----------------
                                                             1,055,681                      468,947

Cash and cash equivalents                                       14,054                      352,026
Restricted cash                                                 14,253                       10,201
Other assets                                                    28,421                       36,129
                                                          ----------------             -----------------
                                                            $1,112,409                     $867,303
                                                          ================             =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving bank credit facility                       $33,000                          $--
Senior unsecured notes, net of discount                        243,712                      243,607
Secured debt and capital leases                                 32,637                        9,100
Prepaid rent                                                     7,372                        7,114
Security deposits                                                1,520                        1,520
Other liabilities                                               11,157                        3,944
                                                          ----------------             -----------------
Total liabilities                                              329,398                      265,285

Commitments and contingencies

Trust preferred securities                                      27,394                       27,394

Shareholders' equity:
    Common shares of beneficial interest, $0.01 par
      value:  58,436,900 and 43,421,700 shares issued
      and outstanding, respectively                                584                          434
    Additional paid-in capital                                 853,637                      658,348
    Cumulative net income                                       91,049                       55,691
    Cumulative distributions                                  (191,189)                    (141,936)
    Unrealized gain on investments                               1,536                        2,087
                                                          ----------------             -----------------
      Total shareholders' equity                               755,617                      574,624
                                                          ----------------             -----------------
                                                            $1,112,409                     $867,303
                                                          ================             =================









                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
                                                  (unaudited)



                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        --------------------------------   -------------------------------
                                                             2002                2001             2002            2001
                                                             ----                ----             ----            ----

Revenues:
   Rental income                                             $28,244        $11,087           $83,040           $33,302
   FF&E reserve income                                         1,843             --             5,345                --
   Facilities' operations                                         --         56,319                --           167,428
   Interest and other income                                     290            408             1,077               897
                                                        -------------    -----------       -----------    --------------
     Total revenues                                           30,377         67,814            89,462           201,627
                                                        -------------    -----------       -----------    --------------


Expenses:
   Interest                                                    6,607            900            20,428             4,900
   Depreciation                                                7,989          4,825            23,215            14,464
   Facilities' operations                                         --         54,453                --           162,347
   General and administrative
    - Recurring                                                1,936          1,081             5,861             3,189
    - Related to foreclosures and lease terminations              --             --                --             4,167
                                                        -------------    -----------       -----------    --------------
   Total                                                      16,532         61,259            49,504           189,067
                                                        -------------    -----------       -----------    --------------
Income from continuing operations before
     distributions on trust preferred securities              13,845          6,555            39,958            12,560
Distributions on trust preferred securities                      703            687             2,109               749
                                                        -------------    -----------       -----------    --------------
Income from continuing operations                             13,142          5,868            37,849            11,811
Loss from discontinued operations                                 --            346             2,491               703
                                                        -------------    -----------       -----------    --------------
Net income                                                   $13,142         $5,522           $35,358           $11,108
                                                        =============    ===========       ===========    ==============

Weighted average shares outstanding                           58,437         29,277            55,735            27,049
                                                        =============    ===========       ===========    ==============

Basic and diluted earnings per share:

Basic and diluted earnings per share:
   Income from continuing operations                           $0.22          $0.20             $0.68             $0.44
                                                        =============    ===========       ===========    ==============
   Loss from discontinued operations                             $--          $0.01             $0.05             $0.03
                                                        =============    ===========       ===========    ==============
   Net income                                                  $0.22          $0.19             $0.63             $0.41
                                                        =============    ===========       ===========    ==============









                             See accompanying notes

                                          SENIOR HOUSING PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)
                                                   (unaudited)
                                                                                     Nine Months Ended September 30,
                                                                                   -------------------------------------
                                                                                        2002                 2001
                                                                                   ---------------     -----------------
Cash flows from operating activities:
   Net income                                                                          $35,358             $11,108
   Adjustments to reconcile net income to cash provided by
   operating activities:
       Depreciation expense                                                             23,215              14,464
       Loss from discontinued operations                                                 2,491                 703
       Amortization of deferred finance costs and debt discounts                           876                  --
       FF&E reserve income                                                              (5,345)                 --
       Changes in assets and liabilities:
             Other assets                                                                3,305             (11,734)
             Prepaid rent                                                                  258               9,419
             Other liabilities                                                           4,276              (8,534)
                                                                                   ---------------     -----------------
       Cash provided by operating activities                                            64,434              15,426
                                                                                   ---------------     -----------------

Cash flows from investing activities:
   Real estate acquired                                                               (552,277)                 --
   Equipment purchases                                                                      --              (1,861)
                                                                                   ---------------     -----------------
       Cash used for investing activities                                             (552,277)             (1,861)
                                                                                   ---------------     -----------------

Cash flows from financing activities:
   Proceeds from issuance of common shares, net                                        195,210              42,277
   Proceeds from issuance of trust preferred securities                                     --              27,394
   Proceeds from borrowings on credit facility                                         347,000              43,000
   Proceeds from issuance of mortgage debt                                                  --               9,100
   Repayments of credit facility                                                      (314,000)           (109,000)
   Repayment of debt                                                                   (25,000)                 --
   Deferred finance costs                                                               (4,086)             (1,583)
   Distributions to shareholders                                                       (49,253)            (24,362)
                                                                                   ---------------     -----------------
       Cash provided by (used for) financing activities                                149,871             (13,174)
                                                                                   ---------------     -----------------

Decrease in cash and cash equivalents                                                 (337,972)                391
Cash and cash equivalents at beginning of period                                       352,026                 515
Cash and cash equivalents at facilities' operations, beginning of period                    --               7,178
                                                                                   ---------------     -----------------
Cash and cash equivalents at end of period                                             $14,054              $8,084
                                                                                   ===============     =================

Supplemental cash flow information:
   Cash paid for interest                                                              $16,500              $5,887

Non-cash investing and financing activities:
    Debt assumed in acquisition                                                         49,055                  --
    Real estate acquired in a property exchange                                        (43,308)                 --
    Real estate disposed of in a property exchange, net                                 43,308                  --
    Capital expenditure deposits in restricted cash                                      4,319                  --
    Purchases of fixed assets with restricted cash                                      (5,163)                 --

                             See accompanying notes

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Senior Housing Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Spin-Off of Five Star Quality Care, Inc. ("Five Star")

On December 31, 2001, the Company distributed substantially all of its ownership of Five Star Quality Care, Inc., one of its wholly-owned subsidiaries which operated facilities prior to that date for the Company's account, to the Company's shareholders (the "Five Star Spin-Off"). At the time of the Five Star Spin-Off, the Company entered a lease with Five Star for facilities previously operated by Five Star for the Company's account. Prior to the Five Star Spin-Off, the Company recognized facilities' operations revenues and facilities' operations expenses on a consolidated basis as well as rental income from third parties. Subsequent to the Five Star Spin-Off, the Company recognizes only rental income.

Note 3.  Summary of Significant Accounting Policies

EARNINGS PER COMMON SHARE. Earnings per common share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS. In 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company's adoption of FAS 142 and FAS 144 on January 1, 2002, had no effect on the Company's financial position or results of operations at that time. In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as a extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. The Company will implement FAS 145 on January 1, 2003, which implementation is expected to have no impact on the Company's financial position or results of operations.

DEFERRED PERCENTAGE RENTS. The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires the Company to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three and nine months ended September 30, 2002 and 2001, were $791,000 and $832,000, and $2.3 million and $2.1 million, respectively.

RECLASSIFICATIONS.   Reclassifications  have  been  made  to  the  prior  year's financial statements to conform to the current year's presentation.

Note 4.  Real Estate Properties

At September 30, 2002, the Company owned 111 properties in 28 states all of which were leased to third party operators.

During the second quarter of 2002, Five Star closed a nursing home facility it leases from the Company under a multi facility lease. Under the terms of the lease, the annual rent payable to the

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company will be reduced by 10% of the net proceeds from the sale if this property is sold. The Company has classified this real estate asset as held for sale and has recorded a loss from discontinued operations related to this property, which includes historical depreciation expense as well as an impairment loss write down of $2.5 million based on the Company's estimate of fair value, net of selling costs, of the real estate associated with this property.

Note 5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):


                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                  ------------------------------------    -----------------------------------
                                                        2002           2001                   2002                 2001
                                                        ----           ----                   ----                 ----

Net income                                           $13,142               $5,522               $35,358              $11,108
Other comprehensive income:
    Change in unrealized gain on investments           (755)              (1,590)                 (551)                  577
                                                  -----------     ----------------       ---------------    -----------------
Comprehensive income                                 $12,387               $3,932               $34,807              $11,685
                                                  ===========     ================       ===============    =================

Note 6.  Unrealized Gain on Investments

As of September 30, 2002, the Company owned one million HRPT Properties Trust ("HRPT") common shares and 35,000 shares of Five Star, which are carried at fair market value in Other Assets. The Unrealized Gain On Investments shown on the Consolidated Balance Sheets represents the difference between HRPT's and Five Star's quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on September 30, 2002 ($8.25 and $1.15 per share, respectively).

Note 7.  Segment Information

After the Five Star Spin-Off, the Company has one reportable segment, leasing. During 2001, the Company had two reportable segments, leasing and facilities' operations. The following table is a summary of these reportable segments as of and for the three and nine months ended September 30, 2001. Because the Company only operated in one segment for the three and nine months ended September 30, 2002, a comparative table is not presented (dollars in thousands):

                                                                          Three Months Ended September 30, 2001
                                                                ------------ -------------- --------------- --------------
                                                                              Facilities'
                                                                  Leasing     Operations     Unallocated        Total
                                                                ------------ -------------- --------------- --------------
Revenues                                                           $11,087        $56,319           $408         $67,814
Interest expense                                                        --             --            900             900
Depreciation expense                                                 3,284          1,541             --           4,825
Facilities' operations expense                                          --         54,453             --          54,453
General and administrative expenses
      -   Recurring                                                  1,081             --             --           1,081
      -   Related to foreclosures and lease terminations                --             --             --              --
                                                                ------------ -------------- --------------- --------------
Income before distributions on trust preferred securities           $6,722           $325          $(492)         $6,555
                                                                ============ ============== =============== ==============

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                           Nine Months Ended September 30, 2001
                                                                ------------ -------------- --------------- --------------
                                                                              Facilities'
                                                                  Leasing     Operations     Unallocated        Total
                                                                ------------ -------------- --------------- --------------
Revenues                                                           $33,302       $167,428           $897        $201,627
Interest expense                                                        --             --          4,900           4,900
Depreciation expense                                                 9,850          4,614             --          14,464
Facilities' operations expense                                          --        162,347             --         162,347
General and administrative expenses
      -   Recurring                                                  3,189             --             --           3,189
      -   Related to foreclosures and lease terminations                --             --          4,167           4,167
                                                                ------------ -------------- --------------- --------------
Income before distributions on trust preferred securities          $20,263           $467        $(8,170)        $12,560
                                                                ============ ============== =============== ==============
Real estate properties, at cost                                   $448,562       $149,303             --        $597,865


Note 8.  Indebtedness and Capital Lease Obligations

On June 27, 2002, the Company entered into a new revolving bank credit facility to replace its previous credit facility which had been scheduled to mature in September 2002. The new credit facility matures in November 2005 and may be extended to November 2006 upon the payment of an extension fee. The new credit facility permits borrowings up to $250.0 million, which amount may be expanded to $500.0 million in certain circumstances. Drawings under the new credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The interest rate (3.26% at September 30, 2002) on borrowings under the new credit facility are calculated as a spread above LIBOR or the prime rate. The new credit facility is available for acquisitions, working capital and general business purposes. As of September 30, 2002, $33.0 million was outstanding and $217.0 million was available for drawing under the new credit facility.

The Company's secured debt and capital leases totaled $32.6 million at September 30, 2002. This debt consists of $9.1 million of mortgages due in July 2003 secured by two properties, $14.7 million of bonds due in December 2027 secured by one property and capital lease obligations of $8.8 million affecting two properties leased to May 2016.

Note 9.  Commitments and Contingencies

In connection with obtaining regulatory approval for the acquisition and lease of one senior living property, the Company provided a guaranty and a security interest in that property for certain prepaid service obligations to residents; and the Company is contingently liable in the event the tenant (Five Star) or operator (Marriott) of this property fail to provide these future services. In addition, the Company guarantees approximately $11.4 million of surety bonds and insurance premiums for this tenant.

Note 10.  Shareholders' Equity

On August 22, 2002, the Company paid a distribution to shareholders of $0.31 per share, or $18.1 million. On October 8, 2002, the Company declared a distribution of $0.31 per share, or $18.1 million, which will be paid to shareholders on or about November 21, 2002.

Note 11.  Subsequent Events

On October 25, 2002, the Company acquired nine senior living properties for approximately $62.9 million. These properties contain 750 independent and assisted living units. Simultaneously, the Company leased these nine properties to Five Star through December 2019, plus a renewal option term of 15 years thereafter, for annual minimum rent of $6.3 million, plus percentage rent starting in 2005 equal to four percent (4%) of gross revenues at each facility in excess of gross revenues at such facility in 2004. The Company funded this acquisition by drawing under its revolving bank credit facility and cash on hand. In addition to this new lease transaction, Five Star and the Company amended the existing lease for the 31 properties owned by the Company, leased to Five Star and managed

                         SENIOR HOUSING PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

by Marriott Senior Living Services, Inc. Under that lease, Marriott, as manager, periodically deposits into escrow accounts a percentage of the gross revenues at the leased properties as a capital expense reserve. Historically, these escrow accounts have been owned by the Company but controlled by Marriott and Five Star. As a result of the lease amendment, the escrow accounts will be owned by Five Star and the Company will have security and remainder interests in these accounts and in property purchased with funding from these accounts. Payments into these escrow accounts were previously reported by the Company as FF&E reserve income. Effective October 1, 2002, the Company will not longer have any FF&E reserve income. The amount of funding in these escrow accounts will not be changed, and all of the escrowed funds will continue to be used for capital expenditures at these leased properties.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents an analysis of our results of operations for the three and nine months ended September 30, 2002 and 2001. This discussion includes references to funds from operations, or FFO. We compute FFO as net income plus depreciation and amortization, non-recurring items and results from discontinued operations. In calculating FFO, we also add percentage rents deferred pursuant to SAB 101 described in Note 3 to our financial statements. Our method of computing FFO may not be comparable to FFO reported by other REITs that define the terms differently. We consider FFO to be an appropriate measure of performance for a REIT, along with cash flow from operating activities, financing activities and investing activities, because it provides investors with an indication of a REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our FFO is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

The following discussion should be read in conjunction with our Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of September 30, 2002, except when different periods are specifically indicated:

                                                                                               Current     % of Current
                                       # of                       Dollars     % of Dollars   Annual Rent   Annual Rent
                                     Properties   # Units/Beds    Invested       Invested      Revenues      Revenues
                                     ----------   ------------    --------       --------      --------      ---------
Facility Type(1)
----------------
IL Communities                           45          11,521       $937,698         79.9%       $94,137          81.2%
Stand alone SNF                          61           6,168        186,872         16.0%        13,049          11.2%
Hospitals                                 2             364         43,553          3.7%         8,700           7.5%
Stand alone AL                            3             196          4,216          0.4%           164           0.1%
                                   ---------------------------------------------------------------------------------------
Total                                   111          18,249     $1,172,339        100.0%      $116,050         100.0%
                                   =======================================================================================

                                                                                                                             Rent
                                                                                                                           Coverage
                                                                                                                           --------
Tenant/Operator                                                                                                               (2)
---------------
Five Star/Marriott                       31           7,491       $612,226         52.2%       $63,000          54.3%        1.1x
Marriott Senior Living Services          14           4,030        325,472         27.8%        31,137          26.8%        1.5x
HEALTHSOUTH                               2             364         43,553          3.7%         8,700           7.5%        3.3x(3)
Five Star Quality Care                   55           5,110        141,421         12.1%         7,000           6.1%        2.3x
Genesis Health Ventures                   1             150         13,007          1.1%         1,483           1.3%        1.9x
Integrated Health Services                1             140         15,598          1.3%         1,200           1.0%        2.0x
5 private companies                       7             964         21,062          1.8%         3,530           3.0%        2.5x
                                   ---------------------------------------------------------------------------------------
Total
                                        111          18,249     $1,172,339        100.0%      $116,050         100.0%
                                   =======================================================================================


                                                    Last 12 Months Ended August 31, 2002
                                   ------------------------------------------------------------------------
                                                     Rent
                                     Occupancy    Coverage(2)  % Private Pay   % Medicare     % Medicaid
                                   ------------  ------------ --------------- ------------   --------------
Total Portfolio                        89.0%         1.5x           76%             15%            9%
(weighted average by rent)


(1) IL communities means senior living properties where the majority of living units are independent living apartments. Stand alone SNF means skilled nursing facilities. Stand alone AL means assisted living facilities.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(2) Rent coverage is calculated as operating cash flow from facility operations, before subordinated charges and capex reserves, divided by rent payable to us. Coverage is calculated based upon the last twelve months ended August 31, 2002, operating results or the most recent tenant operating results available to us.

(3) The rent coverage for HEALTHSOUTH presented is the most recent data available to us from HEALTHSOUTH. In August 2002, HEALTHSOUTH announced that a new interpretation of Medicare billing requirements will result in a reduction of its income. We have requested that HEALTHSOUTH provide a calculation of the impact of the new Medicare billing requirements upon the income received at the two hospitals owned by us and leased by HEALTHSOUTH. Based upon statements made by HEALTHSOUTH, we do not believe that these new billing requirements will result in a material decline in rent coverage at our owned hospitals; however, the requested calculations have not yet been provided by HEALTHSOUTH.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Total revenues for the three months ended September 30, 2002, were $30.4 million, compared to total revenues of $67.8 million for the three months ended September 30, 2001. Included in total revenues for the three months ended September 30, 2001, are revenues from facilities' operations of $56.3 million. During 2001, Five Star Quality Care, Inc., one of our wholly owned subsidiaries, operated facilities for our account. On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company (the "Five Star Spin-Off"). In connection with the Five Star Spin-Off, Five Star leased the facilities from us which it previously operated for our account; and, as a result, after the Five Star Spin-Off, we do not have facilities' operations revenues or expenses.

Rental income for the three months ended September 30, 2002, was $28.2 million compared to rental income of $11.1 million for the three months ended September 30, 2001, an increase of $17.1 million. This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million and our lease to Five Star of facilities which had been previously operated for our account for annual rent of $7.0 million. This increase was partially offset by a decrease in annual rent from HEALTHSOUTH of $10.3 million to $8.7 million effective January 2, 2002, in connection with a property exchange and lease extension.

FF&E reserve income for the three months ended September 30, 2002, was $1.8 million compared to zero for the three months ended September 30, 2001. The lease for certain properties acquired in January 2002 required a varying percentage of gross revenues be paid to us as additional rent which is escrowed for future capital expenditures at these leased facilities. This lease was modified, effective October 1, 2002, as described in Note 11 to the accompanying financial statements.

Total expenses for the three months ended September 30, 2002, were $16.5 million, compared to total expenses of $61.3 million for the three months ended September 30, 2001, a decrease of $44.8 million. Total expenses for the three months ended September 30, 2001, include expenses from facilities' operations of $54.5 million. Subsequent to the Five Star Spin-Off, we no longer have any facilities' operations expenses.

Interest expense for the three months ended September 30, 2002, was $6.6 million compared to interest expense for the three months ended September 30, 2001, of $900,000, an increase of $5.7 million. This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with the January 2002 acquisition of properties. The increase was partially offset by a decrease in the weighted average interest rate on our revolving bank credit facility.

Depreciation expense for the three months ended September 30, 2002, was $8.0 million compared to depreciation expense for the three months ended September 30, 2001, of $4.8 million, an increase of $3.2 million. Recurring general and administrative expense for the three months ended September 30, 2002, was $1.9 million compared to recurring general and administrative expense for the three months ended September 30, 2001, of $1.1 million, an increase of $855,000. These increases were primarily due to our acquisition of properties in January 2002.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions on trust preferred securities for the three months ended September 30, 2002 were $703,000 compared to $687,000 for the three months ended September 30, 2001. The increase is due to our issuance of the trust preferred securities in July 2001.

Net income was $13.1 million, or $0.22 per share, for the three months ended September 30, 2002, compared to $5.5 million, or $0.19 per share, for the three months ended September 30, 2001, an increase of $7.6 million, or $0.03 per share. This increase is primarily the consequence of the net changes in revenues and expenses resulting from the January 2002 acquisition, the Five Star Spin-Off and our issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in the weighted average number of our shares outstanding between the 2001 and 2002 periods. FFO for the three months ended September 30, 2002, was $21.9 million compared to $11.6 million for the three months ended September 30, 2001. The increase in FFO of $10.3 million is due primarily to the same factors that created the increase in net income.

FFO for the three months ended September 30, 2002 and 2001, are calculated as follows (dollars in thousands):

                                                                2002                 2001
                                                         --------------------    -------------

        Net income                                           $  13,142               $  5,522
        Add:     Depreciation expense                           7,989                   4,825
                 Deferred percentage rents                        791                     832
                 Non-cash charges                                  --                      61
                 Loss from discontinued operations                 --                     346
                                                         --------------------    -------------
        Funds From Operations(1)                               $21,922               $ 11,586
                                                         ====================    =============


     (1) For periods after October 1, 2002, we will change our historical method of calculating FFO. Through the quarter ended September 30, 2002, our FFO included FF&E reserve income which was historically paid to us but escrowed for future capital expenditures at certain leased properties. As described in Note 11 to the accompanying financial statements, we entered into an agreement to amend the lease pursuant to which our tenant, Five Star, will retain title to the FF&E escrow accounts while we retain security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Accordingly, effective October 1, 2002, our FFO will no longer include FF&E reserve income. In order to facilitate comparison of future FFO with historical results, the historical FFO presentation in future periods will eliminate FF&E reserve income. If this change were implemented in the results presented above, FFO for the three months ended September 30, 2002, would have been $20.1 million.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Total revenues for the nine months ended September 30, 2002, were $89.5 million, compared to total revenues of $201.6 million for the nine months ended September 30, 2001. Included in total revenues for the nine months ended September 30, 2001, are revenues from facilities' operations of $167.4 million. During 2001, Five Star, one of our wholly owned subsidiaries, operated facilities for our account. On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company. In connection with the Five Star Spin-Off, Five Star leased the facilities from us which it previously operated for our account; and, as a result, after the Five Star Spin-Off, we do not have facilities' operations revenues or expenses.

Rental income for the nine months ended September 30, 2002, was $83.0 million compared to rental income of $33.3 million for the nine months ended September 30, 2001, an increase of $49.7 million. This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million and our lease to Five Star of facilities which had been previously operated for our account for annual rent of $7.0 million. This increase was partially offset by a decrease in annual rent from HEALTHSOUTH of $10.3 million to $8.7 million effective January 2, 2002, as described above.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FF&E reserve income for the nine months ended September 30, 2002, was $5.3 million compared to zero for the nine months ended September 30, 2001. The lease for certain properties acquired in January 2002 required a varying percentage of gross revenues be paid to us as additional rent which is escrowed for future capital expenditures at these leased facilities. This lease was modified, effective October 1, 2002, as described in Note 11 to the accompanying financial statements.

Total expenses for the nine months ended September 30, 2002, were $49.5 million, compared to total expenses of $189.1 million for the nine months ended September 30, 2001, a decrease of $139.6 million. Total expenses for the nine months ended September 30, 2001, include expenses from facilities' operations of $162.3 million. Subsequent to the Five Star Spin-Off, we no longer have any facilities' operations expenses.

Interest expense for the nine months ended September 30, 2002, was $20.4 million compared to interest expense for the nine months ended September 30, 2001, of $4.9 million, an increase of $15.5 million. This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with our purchase of properties in January 2002. The increase was partially offset by a decrease in the weighted average interest rate on our revolving bank credit facility.

Depreciation expense for the nine months ended September 30, 2002, was $23.2 million compared to depreciation expense for the nine months ended September 30, 2001, of $14.5 million, an increase of $8.7 million. Recurring general and administrative expense for the nine months ended September 30, 2002, was $5.9 million compared to recurring general and administrative expense for the nine months ended September 30, 2001, of $3.2 million, an increase of $2.7 million. These increases were primarily due to our acquisition of properties in January 2002.

During the nine months ended September 30, 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 million. These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties, which systems were distributed to shareholders in the Five Star Spin-Off.

Distributions on trust preferred securities for the nine months ended September 30, 2002, were $2.1 million compared to $749,000 for the nine months ended September 30, 2001. The increase is due to our issuance of the trust preferred securities in June and July 2001.

During the nine months ended September 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star under a multi property lease which was closed during the second quarter and is held for sale. The loss includes historical depreciation expense as well as an impairment write down of the real estate associated with this property. For the 2001 period, amounts were reclassified from depreciation expense and facilities' operations revenues and expenses to the loss from discontinued operations. Under the terms of this lease, the annual rent will be reduced by 10% of the net proceeds which we receive when this facility is sold.

Net income was $35.4 million, or $0.63 per share, for the nine months ended September 30, 2002, compared to $11.1 million, or $0.41 per share, for the nine months ended September 30, 2001, an increase of $24.3 million, or $0.23 per share. This increase is primarily the result of the changes in revenues and expenses resulting from the January 2002 acquisition and the Five Star Spin-Off and the issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods. FFO for the nine months ended September 30, 2002, was $63.4 million compared to $32.9 million for the nine months ended September 30, 2001. The increase in FFO of $30.5 million is due primarily to the same factors that created the increase in net income.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


FFO for the nine months ended September 30, 2002 and 2001, are calculated as follows (dollars in thousands):

                                                                             2002                  2001
                                                                        ---------------       ---------------

        Net income                                                          $ 35,358              $ 11,108
        Add:      Depreciation expense                                        23,215                14,464
                  Deferred percentage rents                                    2,313                 2,365
                  Non-cash charges                                                --                   125
                  General and administrative  expenses related
                      to foreclosures and lease terminations                      --                 4,167
                  Loss from discontinued operations                            2,491                   703
                                                                        ---------------       ---------------
        Funds From Operations(1)                                            $ 63,377              $ 32,932
                                                                        ===============       ===============

      (1) For periods after October 1, 2002, we will change our historical method of calculating FFO. Through the quarter ended September 30, 2002, our FFO included FF&E reserve income which was historically paid to us but escrowed for future capital expenditures at certain leased properties. As described in Note 11 to the accompanying financial statements, we entered into an agreement to amend the lease pursuant to which our tenant, Five Star, will retain title to the FF&E escrow accounts while we retain security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Accordingly, effective October 1, 2002, our FFO will no longer include FF&E reserve income. In order to facilitate comparison of future FFO with historical results, the historical FFO presentation in future periods will eliminate FF&E reserve income. If this change were implemented in the results presented above, FFO for the nine months ended September 30, 2002, would have been $58.0 million.



LIQUIDITY AND CAPITAL RESOURCES

On January 11, 2002, we acquired 31 senior living communities. The purchase price was $600.0 million and the total acquisition cost, after closing costs and purchase price adjustments, was $607.1 million. The funding for this acquisition was as follows: $24.1 million of assumed debt; a $25.0 million purchase note; approximately $350.0 million from our available cash; and the balance from borrowings under our revolving bank credit facility.

In February 2002, we issued 15,000,000 common shares of beneficial interest, raising net proceeds of $195.2 million. These net proceeds were used to repay the $25.0 million purchase note arising from our acquisition of 31 properties in January 2002, and the remainder was used to repay part of the borrowings outstanding under our revolving bank credit facility.

On June 27, 2002, we entered into a new revolving bank credit facility to replace our previous credit facility which was scheduled to mature in September 2002. The new credit facility matures in November 2005 and may be extended by us to November 2006 upon the payment of an extension fee. The new credit facility permits borrowings up to $250.0 million, which amount may be increased to $500.0 million in certain circumstances. Drawings under the new credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The interest rates (3.26% at September 30, 2002) on borrowings under the new credit facility are calculated as spreads above LIBOR or the prime rate which vary with the amounts of our debt outstanding and credit ratings. The new credit facility is available for acquisitions, working capital and for general business purposes. As of September 30, 2002, $33.0 million was outstanding and $217.0 million was available for drawing under the new credit facility.

As described in Note 11 to the accompanying financial statements, in October 2002 we acquired nine properties for approximately $62.9 million which was funded by drawing under our revolving bank credit facility and cash on hand, and, at November 7, 2002, there was $80.0 million outstanding and $170.0 million available for drawing under our revolving bank credit facility.

                         SENIOR HOUSING PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funding for our current expenses and distributions to shareholders is provided primarily by our leasing operations. Minimum rents are generally received monthly or quarterly, from our tenants and percentage rents are received monthly, quarterly or annually. We believe that our current cash, cash equivalents, future cash from leasing activities and availability under our revolving bank credit facility will be sufficient to meet our short term and long term capital requirements, including the distribution to shareholders of $18.1 million, or $0.31 per share, for the quarter ended September 30, 2002, which we declared on October 8, 2002 and will pay on or about November 21, 2002.

To the extent we borrow on our bank credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives may include incurring new debt and issuing new equity securities. On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC. As of September 30, 2002, $1.8 billion was available under this effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Although there can be no assurance that we will consummate any securities offering or other financing, we believe we will have access to various types of financing with which to finance acquisitions and to pay our debt and other obligations.

Debt and Trust Preferred Covenants

Our principal debt obligations at September 30, 2002, were our unsecured revolving bank credit facility and our $245.0 million of publicly held unsecured debt. Our public debt is governed by an indenture. This indenture and our bank credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our public debt and the terms of our revolving bank credit facility. At September 30, 2002, we were in compliance with all of the covenants under our indentures and our credit agreement.

None of our indentures, our revolving bank credit facility or our other debt obligations contain provisions for acceleration or otherwise which would be triggered by a change in our debt ratings. However, the interest rate payable under the revolving bank credit facility may change as our debt ratings change. Our public debt indenture contains cross default provisions to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default under our bank credit agreement. As of September 30, 2002, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk since December 31, 2001, other than an increase in the amount outstanding on our revolving credit facility. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt:

                                                                                     Total
                                           Interest Rate       Outstanding          Interest
                                              Per Year            Debt            Expense Per
                                                                                      Year
                                           ---------------    --------------     ---------------
At September 30, 2002                            3.26%            $33,000              $1,076
10% reduction                                    2.93%            $33,000               $ 967
10% increase                                     3.59%            $33,000              $1,185

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in interest rates has increased since September 30, 2002, and it may increase further in the future if we incur debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

     a) Within the 90 days prior to the date of this report, management of the Company carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.


     b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         SENIOR HOUSING PROPERTIES TRUST

Part II.          Other Information

Item 5.  Other Information

We currently own 45 senior living communities which are operated by Marriott Senior Living Services, Inc. ("Marriott"). Fourteen of these communities with 4,030 living units are leased to Marriott to 2013 and that lease is guaranteed by Marriott International, Inc. ("Marriott International"). The remaining 31 communities with 7,491 living units are leased to Five Star to 2017 and managed by Marriott. Marriott International has not guaranteed Five Star's lease to us.

The financial results and rent coverage realized at the 31 communities which are leased to Five Star and managed by Marriott have declined during 2002. Recently, however, Marriott International has stated that its profits from its senior living business in 2002 have been improving and that it is considering divesting its senior living business. Also, we are aware that some owners of hotels managed by Marriott International have brought litigation to challenge cost allocations to their hotels and to capture certain profits realized by Marriott International from their hotels. As a result, we and Five Star have asked Marriott to explain allocation formulas for costs shared by our communities and other businesses operated by affiliates of Marriott International, to justify certain charges to these communities, to detail profits made by affiliates of Marriott International from purchases directed by Marriott for the account of these communities and for additional information and actions. In response to the first inquiry Marriott paid $409,337 to Five Star and provided some of the requested information. We are continuing to pursue these inquiries. We intend to monitor Marriott International's divestment efforts and the responses we receive to our inquiries, and to enforce our rights and remedies relative to these 31 communities. All rent obligations due to us from Five Star for these 31 communities are current, and we do not believe that cancellation of the Marriott management contracts would materially jeopardize our ability to collect rent for these communities.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         12.1     Computation   of  Ratios  of  Earnings  to  Interest   (before
                  distributions on trust preferred securities) and Earnings to Fixed Charges.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [18 U.S.C. Sec. 1350].

         (b)      Reports on Form 8-K:

                  During the third quarter of 2002, we did not file any Current Reports on Form 8-K.

                         SENIOR HOUSING PROPERTIES TRUST

                            CERTAIN IMPORTANT FACTORS

         THIS QUARTERLY REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS INCLUDE REFERENCES TO OUR TENANTS' ABILITY TO PAY OUR RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES AND OUR ABILITY TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES; AND WE MAY BE UNABLE TO RAISE CAPITAL. THESE UNEXPECTED RESULTS COULD OCCUR BECAUSE OF MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS' INSURANCE COSTS OR THEIR MEDICARE AND MEDICAID RATES, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. SIMILARLY, WE DO NOT BELIEVE THAT A TERMINATION OF THE MARRIOTT MANAGEMENT CONTRACTS WILL JEOPARDIZE OUR ABILITY TO COLLECT RENTS FOR THE 31 SENIOR LIVING COMMUNITIES MANAGED BY MARRIOTT. HOWEVER, FIVE STAR MAY BE UNABLE TO EFFECTIVELY MANAGE THESE COMMUNITIES WITHOUT ASSISTANCE FROM MARRIOTT, THE MANAGEMENT CONTRACT TERMINATIONS COULD RESULT IN LITIGATION BETWEEN MARRIOTT AND FIVE STAR OR US, OR MARRIOTT MAY SEEK LARGE TERMINATION PAYMENTS OR DAMAGES WHICH MAKE IT DIFFICULT FOR FIVE STAR TO OPERATE OR OTHERWISE ADVERSELY AFFECT US. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR. INVESTORS SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.


         THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, TOGETHER WITH ALL AMENDMENTS THERETO, AS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST. ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                         SENIOR HOUSING PROPERTIES TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SENIOR HOUSING PROPERTIES TRUST


                                  By:      /s/David J. Hegarty
                                           David J. Hegarty
                                           President and Chief Operating Officer
                                           Dated:  November  8, 2002




                                  By:      /s/John R. Hoadley
                                           John R. Hoadley
                                           Treasurer and Chief Financial Officer
                                           Dated:  November 8, 2002

I, Barry M. Portnoy, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Senior Housing Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 8, 2002               /s/Barry M. Portnoy
                                                 Barry M. Portnoy
                                                 Managing Trustee

I, Gerard M. Martin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Senior Housing Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 8, 2002               /s/Gerard M. Martin
                                                 Gerard M. Martin
                                                 Managing Trustee

I, David J. Hegarty, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Senior Housing Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 8, 2002               /s/David J. Hegarty
                                                 David J. Hegarty
                                                 President
                                                 and Chief Operating Officer

I, John R. Hoadley, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Senior Housing Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 8, 2002               /s/John R. Hoadley
                                                 John R. Hoadley
                                                 Treasurer
                                                 and Chief Financial Officer