Form 10-K
period 2002-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2003-03-28
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15319

SENIOR HOUSING PROPERTIES TRUST

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
617-796-8350

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange
Trust Preferred Securities of SNH Capital Trust I	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

The aggregate market value of the voting shares of the registrant held by non-affiliates was $714.1 million based on the $15.70 closing price per common share on the New York Stock Exchange on June 28, 2002.  For purposes of this calculation, 12,809,238 common shares of beneficial interest, $0.01 par value, held by HRPT Properties Trust and an aggregate of 142,906 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of March 14, 2003: 58,436,900.

References in this Annual Report on Form 10-K to the “Company”, “SNH”, “we”, “us” or “our” include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 6, 2003.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO OUR TENANTS’ ABILITY TO PAY OUR RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND OTHER MATTERS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL, OUR LITIGATION WITH MARRIOTT INTERNATIONAL, INC. AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, THE FACT THAT A MARYLAND COURT HAS ISSUED A PRELIMINARY ORDER WHICH PERMITS OR PROHIBITS ACTIONS BY MARRIOTT, US AND FIVE STAR MAY IMPLY THAT THE FINAL OUTCOME OF THIS CASE WILL ALSO PERMIT OR PROHIBIT THOSE ACTIONS.  HOWEVER, AFTER FURTHER HEARINGS, THE MARYLAND COURT MAY REVOKE THE PRIOR ORDER OR ISSUE A NEW AND DIFFERENT ORDER.  ALSO, OUR ASSERTIONS THAT MARRIOTT HAS IMPROPERLY ALLOCATED CHARGES TO THE MARRIOTT COMMUNITIES, IMPROPERLY PROFITED FROM SALES BY MARRIOTT AFFILIATES TO THOSE COMMUNITIES OR MADE UNTIMELY PAYMENTS TO FIVE STAR ARE BEING DISPUTED BY MARRIOTT.  DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY RESULT IN DIFFERENT AND CONTRARY CONCLUSIONS. FURTHER, WE CURRENTLY EXPECT FIVE STAR COULD ASSUME THE OPERATIONS OF OUR 31 SENIOR LIVING COMMUNITIES WHICH ARE MANAGED BY MARRIOTT AND THAT THIS CHANGE IN OPERATIONS WOULD NOT RESULT IN AN INTERRUPTION IN THE RENT PAID BY FIVE STAR TO US FOR THESE COMMUNITIES.  HOWEVER, MARRIOTT IS DISPUTING THE TERMINATION OF ITS MANAGEMENT CONTRACTS AND MAY REFUSE TO COOPERATE IN THE TRANSITION OF THESE OPERATIONS, AND SUCH ACTIONS BY MARRIOTT MAY CAUSE FINANCIAL LOSSES TO FIVE STAR WHICH MAKE IT IMPOSSIBLE FOR FIVE STAR TO CONTINUE TO PAY RENT DUE US.  MARRIOTT INTENDS TO TRANSFER THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES TO SUNRISE; WE ARE UNABLE TO PREDICT WHAT EFFECT THIS TRANSFER MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.  THE PENDING LITIGATION COULD BE EXPENSIVE AND MIGHT HAVE UNEXPECTED OUTCOMES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

WARNING CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999,  TOGETHER WITH ALL AMENDMENTS THERETO, AS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SENIOR HOUSING PROPERTIES TRUST
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

The Company.

We are a real estate investment trust, or REIT, which was organized under the laws of the state of Maryland in 1998 to continue the senior housing real estate investment business of HRPT Properties Trust (“HRPT”), our former parent.  We invest in senior housing real estate, including apartment buildings for aged residents, independent living properties, assisted living facilities and nursing homes.  As of December 31, 2002, we owned 119 properties located in 29 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.2 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

We believe that the aging of the United States population will increase the demand for existing senior apartments, independent living properties, assisted living facilities and nursing homes and encourage development of new properties.  Our basic business plan is to profit from this increasing demand in two ways.  First, we intend to purchase additional properties and lease them at initial rents that are greater than our costs of acquisition capital.  Second, we intend to structure leases that provide for periodic rental increases.

Our present business plan contemplates investments in properties which offer four types of senior housing accommodations, including some properties that combine more than one type in a single building or campus.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

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

Independent Living Properties.  Independent living properties, or congregate communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living property usually bundles several services as part of a regular monthly charge—for example, one or two meals per day in a central dining room, weekly maid service or a social director may be offered. Additional services are generally available from staff employees on a fee-for-service basis. In some independent living properties, separate parts of the property are dedicated to assisted living or nursing services.

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

Although they are not among the property types which we currently intend to target for future investment, we also own two rehabilitation hospitals.  These hospitals were acquired in a property exchange transaction for nursing homes which we previously owned when our tenant, HEALTHSOUTH Corporation (“HEALTHSOUTH”), decided to cease operating the nursing homes.

Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  To date we have not made any such investments, but we may continue to explore such alternative investments.

Tenants.

Our financial condition depends, in part, upon the financial condition of our tenants and property operators.  The following table represents information about our tenants and property operators, the undepreciated carrying value and net book value of our properties which they lease and operate, our rent from these tenants and the lease expirations, all as of or for the year ended December 31, 2002 (dollars in thousands):

Tenant/Operator	Number of Properties (beds/units)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	2002 Rent	Lease Expirations
Marriott Senior Living Services, Inc. (“MSLS”)	14 (4,030)	$325,472	$263,214	$31,245	12/31/13
Five Star Quality Care, Inc. (“Five Star”)/MSLS(1)	31 (7,476)	614,598	600,229	61,274	12/31/17
Five Star	54 (4,952)	141,383	111,204	6,987	12/31/18
Five Star(2)	9 (747)	63,814	63,469	1,149	12/31/19
HEALTHSOUTH	2 (364)	43,553	40,637	8,718	12/31/11
Genesis Health Ventures, Inc. (“Genesis”)	1 (156)	13,007	10,884	1,487	12/31/05
Integrated Health Services, Inc. (“Integrated”)	1 (140)	15,598	8,244	1,200	12/31/10
Private companies (by location):
Huron & Sioux Falls, SD	3 (361)	7,589	5,481	1,075	1/31/13
Fresno, CA	1 (180)	3,503	2,532	934	9/30/15
Seattle, WA	1 (103)	5,193	3,794	843	12/31/05
Grove City, OH	1 (200)	3,445	2,704	388	6/30/19
St. Joseph, MO	1 (120)	1,332	1,056	260	Month to month
	119 (18,829)	$1,238,487	$1,113,448	$115,560

(1)           Lease commenced on January 11, 2002.

(2)           Lease commenced on October 25, 2002.

MSLS.  We lease 14 senior living communities with 4,030 living units to MSLS.  These leases were in effect throughout 2002.  MSLS is a 100% owned subsidiary of Marriott International, Inc. (“Marriott”) and Marriott has guaranteed all of MSLS’s lease obligations to us.  On December 30, 2002, Marriott announced that it has entered an agreement to sell MSLS to Sunrise Assisted Living, Inc. (“Sunrise”).  Based upon public announcements by Marriott and Sunrise it is unclear whether the MSLS lease obligations for our properties will be assumed by Sunrise or by another party.  However, in the absence of our agreement, it is not expected that Marriott’s guaranty obligations will be released.  Marriott is a New York Stock Exchange (“NYSE”) listed company whose principal business is developing and managing hotels and timeshare resorts.  At January 3, 2003, Marriott reported total assets of $8.3 billion and stockholders’ equity of $3.6 billion.  Marriott’s unsecured senior obligations are rated investment grade.

The following table presents summary financial information reported by Marriott in its Annual Report on Form 10-K for the three fiscal years ended January 3, 2003.

Summary Financial Information of Marriott International, Inc.
(in millions)

	As of or for the year ended
	January 3, 2003	December 28, 2001	December 29, 2000
Sales	$8,441	$7,786	$7,911
Net income	277	236	479
Total assets	8,296	9,107	8,237
Long-term and convertible debt	1,553	2,708	1,908
Shareholder's equity	3,573	3,478	3,267

Five Star.  We have three leases with Five Star:

•                  We lease 31 senior living communities with 7,476 living units to Five Star.  This lease commenced on January 11, 2002.  These communities are managed by MSLS.  As discussed above, Marriott has announced that it intends to sell MSLS to Sunrise.  We and Five Star are currently involved in litigation with Marriott and MSLS concerning, among other matters, whether the MSLS management contracts may be terminated when and if this proposed sale is completed.  Depending upon the outcome of this litigation, Five Star may manage the operations of these communities rather than employ MSLS.  Marriott has not guaranteed the lease obligations to us for these communities.

•     We lease 54 nursing homes with 4,952 beds to Five Star.  Five Star operates these nursing homes for its own account.  These nursing homes were leased and operated by Five Star throughout 2002.

•                  We lease nine independent and assisted living facilities with 747 living units to Five Star.  Five Star operates these facilities for its own account.  This lease commenced on October 25, 2002.

Five Star was formerly our 100% subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted on their leases.  After these nursing home operations were reasonably stabilized, we distributed our ownership of Five Star to our shareholders on December 31, 2001.  Five Star is now a separate company listed on the American Stock Exchange.  At December 31, 2002, Five Star reported total assets of $133.2 million and stockholders’ equity of $65.0 million.

The following table presents summary financial information reported by Five Star in its Annual Report on Form 10-K for the three fiscal years ended December 31, 2002.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2002	December 31, 2001(1)	Period from April 27, 2000 through December 31, 2000(1)
Total revenues	$522,511	$221,269	$2,222
Net (loss) income	(13,174)	527	(1,316)
Total assets	133,197	68,043	54,788
Total indebtedness	16,123	—	100
Total shareholder's equity	65,047	50,233	54,688

                (1)                                  During these periods, Five Star was our 100% owned subsidiary.

HEALTHSOUTH. Prior to 2002, we leased five nursing homes to HEALTHSOUTH.  During 2001, HEALTHSOUTH had committed a non-monetary default under this lease by closing one of our nursing homes.  On January 2, 2002, this default was settled by a property exchange.  We delivered to HEALTHSOUTH title to the five nursing homes which it leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals with 364 beds and HEALTHSOUTH leases these hospitals from us.  HEALTHSOUTH is a NYSE listed company whose principal businesses are in-hospital rehabilitation services, outpatient rehabilitation services and outpatient surgery services.  On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated several SEC regulations by overstating their historical earnings and assets.  Through the date of this report, HEALTHSOUTH is current in its payment obligations to us, but, at this time, we do not have sufficient information about the SEC allegations against HEALTHSOUTH to know what impact they may have on our lease.

Genesis.  We lease one nursing home with 156 beds to a subsidiary of Genesis.  Genesis is a large, publicly owned, nursing home company.  On February 12, 2003, Genesis announced that it intends to spin off its nursing home division into a separate public company.  As of March 14, 2003, we did not have sufficient information about this planned Genesis spin off to know what impact it may have on our lease.

Integrated.  We lease one nursing home with 140 beds to Integrated.  Integrated is a large, publicly owned, nursing home and home health services company.  Integrated filed for bankruptcy in 2000, but the lease for this property was amended pursuant to an agreement of the parties and our lease payments have remained current since then.  Integrated is in the process of selling its nursing home operations, including our leasehold.  Because of the developing process in the bankruptcy court, as of March 14, 2003, it was unclear who the buyer of our leasehold and the guarantor may be.

In addition to the tenants described above, we currently lease seven properties with an aggregate of 964 units to five separate privately owned tenants.  Four of these leases are currently being paid according to their contractual terms.  One lease for a facility in St. Joseph, Missouri, which was not current in its rent obligations to us, has been terminated and the tenant was evicted.  We have engaged Five Star to manage this property for our account until a new lease for this property is entered or until this property is sold.

Additional information concerning our acquisitions during 2002 and other recent developments appears in Item 7 of this Annual Report.

Lease Terms.

                Our leases are so called “triple net” leases which require the tenants to maintain our properties during the lease terms and to indemnify us generally for liability which may arise by reason of our ownership of the properties.  Lease terms generally include the requirements for our tenants to maintain the leased properties, at their expense, in good order and repair, to remove and dispose of hazardous substances in compliance with applicable law, to maintain comprehensive insurance policies and to indemnify us generally for any liability which arises from our ownership or their use of our properties.  Generally, in the event of partial damage, condemnation or taking, our tenant is required to rebuild with insurance or other proceeds, if any.  Generally, in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and the tenant is required to pay any difference in the amount of proceeds and the historical investment by us in the affected property. In the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the property.

Events of Default.  Events of default generally include:

•                  the failure of the tenant to pay rent or any other sum when due;

•                  the failure of the tenant to perform terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice;

•                  the occurrence of events of insolvency with respect to the tenant;

•                  the failure of the tenant to maintain required insurance coverages; or

•                  the revocation of any material license necessary for the tenant’s operation of our property.

Default Remedies.  Upon the occurrence of any event of default, we may (subject to applicable law):

•                  terminate the affected lease and accelerate the rent;

•                  terminate the tenant’s rights to occupy and use the affected property, rent the property and recover from the tenant the difference between the amount of rent which would have been due under the lease and the rent received under the reletting;

•                  make any payment or perform any act required to be performed by the tenant under its lease;

•                  exercise our rights with respect to any collateral securing the lease; and

•                  require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

Investment Policies.

Acquisitions.  Our present investment goals are to acquire additional senior apartments, independent living properties, assisted living facilities and nursing homes, primarily for income and secondarily for their appreciation potential. In implementing our acquisition strategy, we consider a range of factors relating to the proposed property purchase including:

•                  historical and projected cash flows;

•                  the competitive market environment of the property;

•                  the availability and reputation of a financially qualified lessee;

•                  the design, physical condition and age of the property;

•                  the estimated replacement cost and proposed acquisition price of the property;

•                  the price segment and payment sources in which the property is operated;

•                  the level of permitted services and regulatory history of the property and its historical operators; and

•                  proposed lease terms.

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

Form of Investments.  We prefer wholly-owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests.  We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-ventures or that our opportunity to participate in the investment is contingent on the use of a joint venture structure.  We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase or otherwise.

Mergers and Strategic Combinations.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies.  No such mergers or strategic combinations are under active consideration at this time.  However, we may undertake such considerations in the future.  A principal goal of any such transaction will be to expand our investments and diversify our revenue sources.

Disposition Policies.

From time to time we consider the sale of one or more properties or investments.  Disposition decisions are made based on a number of factors including, but not limited to, the following:

•                  our tenant’s desire to cease operation of the affected property;

•                  the proposed sale price;

•                  the strategic fit of the property or investment with the rest of our portfolio; and

•                  the existence of alternative sources, uses or needs for capital.

During 2002, we sold one nursing home which was formerly leased to Five Star.  As a result of this sale, Five Star’s rent for the combination of leased properties which included this property was reduced by a percentage of the net proceeds of sale which we realized.

Financing Policies.

We currently intend to employ conservative financing policies in pursuit of our growth strategies. Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $250.0 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth. We currently intend to pursue our growth strategies while maintaining debt not in excess of 50% of our total capitalization.  We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

Our board of trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of properties to subsidiaries or to unaffiliated entities.  We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Investment Manager.

Our day to day operations are conducted by Reit Management & Research LLC (“RMR”), our investment manager.  RMR originates and presents investment opportunities to our board of trustees.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 928-1300.  RMR acts as the investment manager to HRPT, a NYSE listed real estate company which owns office buildings and is the holder of 12,809,238 of our common shares and to Hospitality Properties Trust (“HPT”), a NYSE listed real estate company that owns hotels, and has other business interests.  In addition, RMR has an agreement to provide certain services to Five Star for a fee.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; and John C. Popeo, Vice President and Treasurer.  Messrs. Hegarty and Hoadley are also our officers.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 14, 2003, RMR had approximately 280 full-time employees.

Government Regulation and Reimbursement.

Our tenants’ operations of our properties must comply with numerous federal, state and local statutes and regulations.  Also, the healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Senior Apartments.  Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents’ private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may lease some subsidized senior apartment facilities, we do not expect these facilities to be a major part of our future business and we do not now own senior apartments where rent subsidies are applicable.

Independent Living Apartments. Government benefits generally are not available for services at independent living apartments and the resident charges in these facilities are paid from private resources. However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential facilities. The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside. Categories of living arrangements that may be subject to these state standards include independent living apartments and assisted living facilities. Because independent living apartments usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements. In many states, independent living apartments are licensed by state or county health departments, social service agencies, or offices on aging with jurisdiction over group residential facilities for seniors. To the extent that independent living apartments include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the facilities receive Medicaid or Medicare funds, to certification standards. In some states, insurance or consumer protection agencies regulate independent living apartments in which residents pay entrance fees or prepay other costs.

Assisted Living. According to the National Academy for State Health Policy, approximately 41 states provide or are approved to provide Medicaid payments for residents in some assisted living facilities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and four other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living or demonstration projects. Because rates paid to assisted living facility operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health--related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at, and physical conditions of, the participating facilities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the inspection processes mandated by these states for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living facilities and the growth of assisted living in the 1990s, a majority of states have adopted licensing standards applicable to assisted living facilities. According to the National Academy for State Health Policy, 32 states and the District of Columbia have licensing statutes or standards specifically using the term “assisted living”.  Thirty-six states have requirements for facilities servicing people with Alzheimer’s disease or dementia.  The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Most state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, six states require certificates of need from state health planning authorities before new assisted living facilities or programs may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living facilities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living facilities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living facilities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

Two federal government studies provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging, on assisted living facilities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and reported on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability.  In 2001 and 2002, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on home and community-based alternatives to nursing homes. We cannot predict whether these studies will result in governmental policy changes or new legislation, or what impact any changes may have.  Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing homes.

Reimbursement. About 59% of all nursing home revenues in the U.S. in 2001 came from government Medicare and Medicaid programs, including about 48% from Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, often referred to as PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not facility specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services.  At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including our tenants.

The new Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before the new Medicare payment system, Medicare rates were facility-specific and cost-based. Under the new Medicare payment system, facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident’s medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase-in period, Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the new Medicare payment system.  According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about nine percent.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20 percent and allowed nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.  In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001, to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, and maintained the previously temporary 20% increase in the other care group rates established in 1999.  However, as of October 1, 2002, the 4% across-the-board increase in Medicare payment rates and the 16.66% increase in the nursing component of the rates each expired. The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined.

Because of the current federal budget deficit and other federal government priorities, such as homeland security and the war on terrorism, we do not expect the federal government to restore the Medicare rate increases which expired on October 1, 2002.  Similarly, because of budget deficits in several states, we expect Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2003 and in some instances Medicaid rates may decline.  This combination of events may make it increasingly difficult for some of our tenants to pay our rent.

Survey And Enforcement. CMS has begun to implement an initiative to increase the effectiveness of Medicare and Medicaid nursing facility survey and enforcement activities. CMS’ initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and the CMS’ July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999 and 2000 which recommended that CMS and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the internet at www.medicare.gov.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed.  Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them.  If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our tenants’ abilities to pay their rents.

In 2000 and 2002 CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is now publishing the nurse staffing level at each nursing home on its internet site to increase market pressures on nursing home operators.

Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities, to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and will require compliance in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could negatively affect some of our tenants’ abilities to pay our rent.

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

Other Matters.  A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress, such as programs for national health insurance, additional Medicare and Medicaid reforms and federal and state cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

Competition.

We compete with other real estate investment trusts.  We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in real estate.  Some of these competitors have resources that are greater than ours and have lower costs of capital.

Environmental Matters.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination.  These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. We reviewed environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Segment Information.

For financial information about our segments see Note 10 to the accompanying financial statements.

Internet Website.

Our internet address is www.snhreit.com.  We make available, free of charge, through the "SEC Filings" tab under the "Financials" section of our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC.

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•                  a bank, life insurance company, regulated investment company, or other financial institution;

•                  a broker or dealer in securities or foreign currency;

•                  a person who has a functional currency other than the U.S. dollar;

•                  a person who acquires our shares in connection with employment or other performance of services;

•                  a person subject to alternative minimum tax;

•                  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

•                  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary.  For example, President Bush has recently proposed eliminating federal tax on dividends to the extent the dividends are derived from previously taxed income.  Federal income taxation of REIT dividends would not change under this proposal because REITs generally do not pay federal income tax on their net income.  As a result of the general exemption from federal income tax, under existing law REITs may enjoy a relative value advantage over dividend-paying corporations that are not REITs.  If legislation is enacted which eliminates or reduces federal tax on corporate dividends but not REIT dividends, the market price of our shares may decline.  We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences may differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” for federal income tax purposes is:

•                  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•                  an entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations;

•                  an estate the income of which is subject to federal income taxation regardless of its source; or

•                  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996, to the extent provided in Treasury regulations;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  A portion of these dividends may be treated as capital gain dividends, as explained below.  No portion of any dividends are eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2002 taxable years, and that our current investments and plan of operation enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•                  We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including our undistributed net capital gains.

•                  If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

•                  If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•                  If we have net income from prohibited transactions, including dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

•                  If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•                  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

•                  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.  As discussed below, we acquired several C corporations on January 11, 2002, as part of our acquisition of 31 senior living facilities.  Some of these C corporations had operated for several years as subsidiaries of different parent companies.  Our investigation of these C corporations indicated that they did not have undistributed earnings and profits.  However, upon review or audit, the IRS may disagree with our conclusion.

•                  As summarized below, REITs are permitted within limits to own stock and securities of a “taxable REIT subsidiary.”  A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in those countries.  If we continue to operate as we currently do, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax.  As a result, the cost of foreign taxes imposed on our foreign investments cannot be recovered by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

(6)                                  that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)                                  that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2002, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust, our shareholders are required to respond to these requests for information.

For purposes of condition (6), REIT shares held by a pension trust are treated as held directly by the pension trust’s beneficiaries in proportion to their actuarial interests in the pension trust.  Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below, if a REIT is a “pension-held REIT,” each pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries.  Among other requirements, a taxable REIT subsidiary must:

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

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary.  Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary’s taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

In our 2000 taxable year, we took title to several healthcare facilities, valued in the aggregate at less than $9 million, through corporate subsidiaries in which we owned 99% of the outstanding common stock, all of which was nonvoting, and in which individual shareholders owned 1% of the outstanding common stock, all of which was voting.  We could not take direct title to these particular facilities and operate them under the “foreclosure property” rules discussed below, because the facilities were not leased by or mortgaged to us at the time of our tenant-mortgagor’s default with respect to other facilities, nor could we lease these facilities on suitable terms because of market conditions at that time.  Accordingly, our 99% subsidiaries took title to these particular facilities and retained an independent contractor to operate and manage the facilities.  Although there can be no assurance in this regard, we believe that these 99% subsidiaries’ ownership and operational structure during our 2000 taxable year satisfied the then applicable REIT asset tests discussed below, because we did not own more than 10% of their voting securities.  As of January 1, 2001, we acquired 100% ownership of the formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001.  These elections were revoked early in taxable year 2002, in connection with the spin-off of Five Star and our diminished ownership of these subsidiaries.  We have received an opinion of counsel that, although the matter is not free from doubt, it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001, until the revocation of the taxable REIT subsidiary elections.  We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued.  If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries.  As our qualified REIT subsidiaries, the gross income from the subsidiaries’ healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below.  However, we took steps to qualify for the 75% and 95% gross income tests under the relief provision described below.  Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.  If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

Income Tests.  There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the Internal Revenue Code, several requirements must be met:

•                  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, or 10% or more by value of HRPT’s shares for so long as HRPT owns 10% or more by value of us, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust restricts transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code’s attribution rules.

•                  For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•                  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented.  For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

In our 2000 taxable year, we reduced to possession several healthcare facilities, including both the real property and the incidental personal property at these facilities, in each case after a default or imminent default on either a loan secured by the facility or a lease of the facility.  As of and subsequent to December 31, 2001, these facilities are leased to Five Star, and we believe the rents from these facilities qualify as “rents from real property”.  For periods before we began leasing these facilities to Five Star, gross operating income from the facilities would not have qualified under the 75% and 95% gross income tests in the absence of “foreclosure property” treatment under Section 856(e) of the Internal Revenue Code, and would likely have disqualified us from being a REIT.  As foreclosure property, however, gross operating income from our repossessed facilities qualified under the 75% and 95% gross income tests.  Further, any gain we recognized on the sale of foreclosure property, plus any income we received from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by our expenses directly connected with the production of those items of income, was subject to tax at the maximum corporate rate of 35%.

We believe that we were eligible, pursuant to Section 856(e) of the Internal Revenue Code, to treat the facilities we repossessed in 2000 as “foreclosure property,” and we made a federal income tax election to that effect.  We do not believe that foreclosure property status for the repossessed facilities terminated at any point before our lease of these properties to Five Star began.  Accordingly, we believe that the gross operating income we received from these repossessed facilities during 2000 and 2001 qualified under the 75% and 95% gross income tests.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

•                  own our assets for investment with a view to long-term income production and capital appreciation;

•                  engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

•                  make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

•                  our failure to meet the test was due to reasonable cause and not due to willful neglect;

•                  we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

•                  any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•                  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

•                  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•                  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities.  For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

•                  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests.  However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

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

Our Relationship with Five Star.  In 2001, we and HRPT spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our principal shareholder, HRPT, obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)                              the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)                                the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

Prior to our 2001 taxable year, the preceding 90% percentages were 95%.  The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.  Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

The Acquisition of 31 Senior Living Communities

On January 11, 2002, we acquired all of the outstanding stock of a subsidiary of a C corporation.  At the time of that acquisition, this subsidiary directly or indirectly owned all of the outstanding equity interests in lower tier, corporate and noncorporate subsidiaries.  Upon our acquisition, each of the acquired entities became either our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code or a disregarded entity under Treasury regulations issued under Section 7701 of the Internal Revenue Code.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of wholly-owned subsidiaries have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to the acquired subsidiaries’ federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired corporate subsidiaries’ earnings and profits for federal income tax purposes, if any.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a C corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period following the acquisition, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time we acquired the asset, or (2) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset acquired in the January 11, 2002, transaction during the ten-year period commencing on that date could be subject to tax under these rules.  However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any assets acquired in the January 11, 2002, transaction.

Also on January 11, 2002, we conveyed to Five Star and its subsidiaries operating assets that were of a type that are typically owned by the tenant of a senior living facility.  In exchange, Five Star and its subsidiaries assumed related operating liabilities.  The aggregate adjusted tax basis in the transferred operating assets was less than the related liabilities assumed, and Five Star and its subsidiaries have received a cash payment from us in the amount of the difference.  We believe that the fair market value of these conveyed operating assets equaled their adjusted tax bases, and we and Five Star agreed to do our respective tax return reporting to that effect.  Accordingly, although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets’ fair market value, we expect to report no gain or loss, and therefore to owe no corporate level tax under the rules for dispositions of former C corporation assets, in respect of this conveyance of operating assets to Five Star.

Earnings and Profits. A REIT may not at the end of any taxable year have any undistributed earnings and profits for federal income tax purposes that are attributable to a C corporation.  Upon the closing of the January 11, 2002, transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate subsidiaries.  Thus, we needed to distribute all of these earnings and profits no later than December 31, 2002.  If we failed to do so, we will not qualify as a REIT unless we are able to rely on the relief provision described below.

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we made an investigation of the amount of undistributed earnings and profits that we inherited in the January 11, 2002, transaction.  We believe that we did not acquire any undistributed earnings and profits in this transaction that remained undistributed on December 31, 2002, after taking into account our distributions for 2002.  However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to the undistributed earnings and profits that we inherited as a result of the January 11, 2002, transaction.  In examining the calculation of undistributed earnings and profits that we inherited, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits from the January 11, 2002, transaction at December 31, 2002, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 12 years.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off in 1999 from HRPT depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the Internal Revenue Code.  We believe that Section 351(a) treatment was appropriate.  Therefore, we carried over HRPT’s tax basis and depreciation schedule in each of the assets, and to the extent that HRPT recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets.  In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin--off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets.  We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code, and we will perform all our tax reporting accordingly.  We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange is an exchange under Section 351(a) of the Internal Revenue Code.  We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.  In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property.  While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

Taxation of U.S. Shareholders

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

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

For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%.  No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares which are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

Tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income.  This percentage is equal to the ratio of:

(1)                                  the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

(2)                                  the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.  A REIT is a pension-held REIT if:

•                  the REIT is “predominantly held” by tax-exempt pension trusts; and

•                  the REIT would fail to satisfy the “closely held” ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT’s stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT’s stock or beneficial interests, own in the aggregate more than 50% by value of the REIT’s stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not be a pension-held REIT.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States.  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.

Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS.  If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a non-resident alien individual who was in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 30%, but this rate is scheduled to fall to 28% over the next several years.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder’s federal income tax liability.

A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•                  provides the U.S. shareholder’s correct taxpayer identification number; and

•                  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above.  Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Other Tax Consequences

Our and our shareholders’ federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders. Revisions to federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

•                  their investment in our shares satisfies the diversification requirements of ERISA;

•                  the investment is prudent in light of possible limitations on the marketability of our shares;

•                  they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

•                  the investment is otherwise consistent with their fiduciary responsibilities.

Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as “non-ERISA plans,” should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

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

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  All our outstanding shares have been registered under the Exchange Act.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control.  Our common shares have been widely held and we expect our common shares to continue to be widely held.  We expect the same to be true of any class of preferred stock that we may issue, but we can give no assurance in that regard.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•                  any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•                  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•                  any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•                  any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel Sullivan & Worcester LLP that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.    Properties

At December 31, 2002, we had real estate investments totaling $1.2 billion, at cost and after impairment loss write-downs, in 119 properties that were leased to tenants.  At December 31, 2002, two properties with an aggregate cost of $9.2 million were mortgaged for $9.1 million and one property with a historical cost of $34.0 million was encumbered by $14.7 million of mortgage bonds.

The following table summarizes some information about our properties as of December 31, 2002.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Arizona	7	1,387	$91,181	$84,589
California	9	1,470	112,849	101,293
Colorado	7	805	28,665	22,240
Connecticut	2	300	11,104	7,500
Delaware	5	869	59,482	58,098
Florida	11	3,039	219,460	191,950
Georgia	4	399	12,565	10,299
Illinois	1	363	36,742	29,885
Indiana	1	221	19,491	19,041
Iowa	7	494	12,036	9,601
Kansas	3	402	32,033	31,290
Kentucky	3	606	42,127	41,098
Maryland	6	724	66,582	60,105
Massachusetts	3	489	65,971	62,539
Michigan	2	269	9,166	8,573
Missouri	2	195	3,865	2,945
Nebraska	14	820	14,090	12,621
New Jersey	2	572	47,020	44,113
New Mexico	1	209	26,740	26,119
North Carolina	1	89	5,401	5,372
Ohio	2	515	31,616	30,127
Pennsylvania	1	140	15,598	8,244
South Carolina	1	164	3,882	3,793
South Dakota	3	361	7,589	5,481
Texas	6	1,749	155,472	149,769
Virginia	5	1,003	69,867	58,733
Washington	1	103	5,193	3,794
Wisconsin	7	881	25,293	18,759
Wyoming	2	191	7,407	5,477
Total	119	18,829	$1,238,487	$1,113,448

Item 3.    Legal Proceedings

In January 2002 we purchased 31 senior living communities with 7,476 living units from Crestline Capital Corp. for approximately $600 million.  Simultaneously these properties were leased to Five Star.  At the time these properties were acquired and through today they were and are managed by MSLS, a 100% owned subsidiary of Marriott.  Because of the manner in which this transaction was structured, we and Five Star both became parties to the management contracts with MSLS, although Five Star, and not us, is primarily responsible for all matters affecting the properties operations and MSLS’s management.  Many of the management services provided to these 31 communities by MSLS are in practice provided by Marriott.

Shortly after it began to lease these communities, Five Star began to question the financial and operations management provided by MSLS and Marriott.  Among other matters, Five Star questioned:  (i) whether Marriott’s pooled insurance costs were fairly allocated to the communities and to other operations of Marriott; (ii) whether Marriott realized unfair profits by purchasing goods and services for these communities from Marriott affiliated businesses; (iii) whether Marriott and MSLS improperly charged the communities for home office personnel and costs which should have been borne by Marriott and MSLS in return for their management fees; (iv) whether excessive amounts of the 31 communities revenues were retained by MSLS and Marriott as working capital cash and used for other Marriott operations without compensation to Five Star; (v) whether deposits received from the communities’ residents were improperly retained by Marriott or MSLS and used interest free for their own purposes; (vi) whether MSLS and Marriott were directing business away from the managed communities to other properties which MSLS operates for its own account; (vii) whether adequate collection procedures were in effect to reduce bad debt expenses or if uncollectable revenues were accrued to inflate management fees; (viii) whether MSLS and Marriott refused to prepare a plan to close a chronically loss producing property in order to continue collecting management fees; and (ix) generally whether the managed communities are being properly marketed and managed.  Marriott and MSLS denied that they breached their obligations under the management contracts; however, as result of these inquiries and after demand notices, Marriott has to date paid Five Star a total of approximately $2.3 million.

In July 2002, Marriott publicly announced its intention to exit the senior living management business and hired an investment bank to auction MSLS.  We and Five Star submitted a combined bid for MSLS, but that bid was not accepted.  During this auction process, we and Five Star asserted that the management contracts require our approval for, or otherwise restricted, the sale of MSLS.  Marriott denied this assertion.

On November 27, 2002, Marriott and MSLS sued us in the Circuit Court for Montgomery County, Maryland.  This lawsuit seeks a declaration that Marriott and MSLS have not breached the management contracts, or, if they have breached, that such breach(es) is (are) not sufficiently material to permit termination of the management contracts.  We and Five Star have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages.  A preliminary injunction was issued in this case on January 8, 2003, upon Marriott’s and MSLS’s request, which prohibits us from terminating the management contracts until completion of the trial.

Also on November 27, 2002, we and Five Star sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts.  An amended complaint was filed on January 27, 2003.  Among other matters, this lawsuit sought a declaration that we and Five Star may terminate the management agreements in the event of a sale of MSLS.  In December 2002, our and Five Star’s request for a preliminary injunction to prevent the sale of MSLS until trial was denied.  Thereafter on December 30,

2002, Marriott announced that it had entered an agreement to sell MSLS to Sunrise.  A hearing on our and Five Star’s request for a preliminary determination of the rights of the parties upon completion of the proposed sale was held on February 21, 2003.  At the same February 21 hearing, the court also considered Marriott’s and MSLS’s motion to dismiss the amended complaint.  On March 4, 2003, the Massachusetts court granted the motion to dismiss.  We and Five Star intend to seek reconsideration of this decision and are considering whether to appeal the Massachusetts court decision.

We believe that Marriott and MSLS have materially breached the management agreements.  We also believe that the management agreements may be terminated if MSLS is sold to Sunrise.  However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Five Star has continued to pay rent for the 31 communities involved in this litigation.  If the management contracts are terminated, we believe Five Star will be able to operate the communities involved in this litigation.  We are unable to predict whether MSLS owned by Sunrise will be able to manage these communities or whether that management may adversely affect Five Star’s ability to pay our rent.

In the ordinary course of business we may be involved in other legal proceedings; however, we are not aware of any other material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Shareholder Matters

Our common shares are traded on the NYSE (symbol: SNH).  The following table sets forth for the periods indicated the high and low closing sale prices for our shares as reported by the NYSE.

	High	Low
2001
First Quarter	$11.27	$9.75
Second Quarter	13.15	11.06
Third Quarter	13.85	12.40
Fourth Quarter	13.95	12.21
2002
First Quarter	$14.46	$13.19
Second Quarter	15.70	13.74
Third Quarter	15.57	10.25
Fourth Quarter	11.38	9.85

The closing price of our common shares on the NYSE on March 14, 2003, was $11.69.

As of March 10, 2003, there were 3,704 record holders of our common shares, and we estimate that as of that date there were in excess of 80,000 beneficial owners of our common shares.

The following table sets forth the amount of cash distributions paid with respect to the periods indicated:

	Distributions Per Common Share
	2001	2002

First Quarter	$0.30	$0.31
Second Quarter	0.30	0.31
Third Quarter	0.30	0.31
Fourth Quarter	0.30	0.31

                Distributions with respect to a quarter are usually paid in the following quarter.  In addition to the distributions shown above, we distributed 4,342,170 common shares of Five Star to our shareholders on December 31, 2001.  The Five Star share distribution was valued at $0.726 per SNH share, based upon the market value of Five Star shares at the time of their distribution.  Distributions are made at the discretion of our board of trustees and depend on our earnings, funds from operations, as defined, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors as our board of trustees deems relevant.

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

	Year Ended December 31,
	2002	2001	2000	1999(1)	1998(1)
Income Statement Data:
Total revenues(2)	$122,297	$274,644	$75,632	$90,790	$88,306
Income from continuing operations(3)	52,013	18,021	31,208	14,907	46,309
Net income(3)(4)	50,184	17,018	58,437	14,834	46,236
Funds from operations(5)	78,264	45,440	47,748	67,091	64,533
Cash distributions to common shareholders(6)	72,457	42,640	31,121	31,202	—

Weighted average shares outstanding	56,416	30,859	25,958	26,000	26,000

Per common share data:
Income from continuing operations(3)	$0.92	$0.58	$1.20	$0.57	$1.78
Net income(3)(4)	0.89	0.55	2.25	0.57	1.78
Cash distributions to common shareholders(6)	1.24	1.20	1.20	1.20	—

	At December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Real estate properties, at cost, net of impairments	$1,238,487	$593,199	$593,395	$708,739	$732,393
Real estate mortgages receivable, net of bad debt reserves	—	—	—	22,939	37,826
Total assets	1,158,200	867,303	530,573	654,000	686,296
Total indebtedness	357,364	252,707	97,000	200,000	—
Total shareholders’ equity	752,326	574,624	422,310	409,406	642,069

(1)          Prior to October 12, 1999, we and our properties were owned by HRPT.  The following data is presented as if we were a separate entity from HRPT for all periods.  This financial data has been derived from HRPT’s historical financial statements for periods prior to October 12, 1999.  Per share data has been presented as if our shares were outstanding for all periods prior to October 12, 1999.  The following table includes pro rata allocations of HRPT’s interest expense and general and administrative expenses for periods prior to October 12, 1999.  In the opinion of our management, the methods used for allocating interest and general and administrative expenses are reasonable.  However, it is impossible to estimate all operating costs that we would have incurred as a public company separate from HRPT.  Accordingly, the income statement and per common share data shown are not necessarily indicative of results that we would have realized as a separate company.

(2)          Includes patient revenues from facilities’ operations in 2001.  Includes a gain on foreclosures and lease terminations of $7.1 million in 2000.

(3)          Includes $4.2 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations and Five Star spin-off costs of $3.7 million ($0.12 per share) in 2001, a gain on foreclosures and lease terminations of $7.1 million ($0.27 per share) and $3.5 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations in 2000, and an impairment loss write-down and loan loss reserve totaling $30.0 million ($1.15 per share) in 1999.

(4)          Includes a gain on sale of properties of $27.4 million ($1.06 per share) in 2000.

(5)          Funds from operations or “FFO,” is defined in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(6)          On December 31, 2001, we made a distribution of one share of Five Star for every ten shares of our common shares outstanding at that time.  This in kind distribution was valued at $31.5 million ($0.726 per share) based upon the market value of Five Star shares at the time of the distribution.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report.

This discussion includes references to funds from operations (“FFO”).   We compute FFO as shown in the calculation in “Results of Operations”.  We consider FFO to be an appropriate measure of performance for a REIT, along with net income and cash flow from operating, investing and financing activities because it provides investors with an indication of a REIT’s operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs.  FFO does not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.  FFO is one important factor considered by our board of trustees in determining the amount of distributions to shareholders.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of December 31, 2002:

	# of Properties	# of Units/Beds	Investment	% of Investment	Current Annual Rent Revenues	% of Current Annual Rent Revenues
Facility Type
Independent living communities(1)	54	12,253	$1,003,884	81.1%	$100,530	82.1%
Skilled nursing facilities	60	6,016	186,834	15.1%	12,928	10.6%
Hospitals	2	364	43,553	3.5%	8,700	7.1%
Assisted living facilities	3	196	4,216	0.3%	236	0.2%
Total	119	18,829	$1,238,487	100.0%	$122,394	100.0%

Rent Coverage (2)

Tenant/Operator

Five Star/MSLS	31	7,476	$614,598	49.6%	$63,000	51.5%	1.1	x
MSLS	14	4,030	325,472	26.3%	31,245	25.5%	1.4	x
HEALTHSOUTH(3)	2	364	43,553	3.5%	8,700	7.1%	na
Five Star	54	4,952	141,383	11.4%	6,923	5.7%	2.8	x
Five Star	9	747	63,814	5.2%	6,285	5.1%	1.3	x
Genesis	1	156	13,007	1.0%	1,496	1.2%	1.8	x
Integrated	1	140	15,598	1.3%	1,200	1.0%	1.9	x
5 private companies (combined)	7	964	21,062	1.7%	3,545	2.9%	2.1	x
Total	119	18,829	$1,238,487	100.0%	$122,394	100.0%

(1)     Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)     Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.  All tenant operating statistics are calculated based upon year ended December 31, 2002 operating results or the most recent tenant operating results provided to us by our tenants.

(3)     On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated several SEC regulations by overstating their historical earnings and assets.  Through the date of this report, HEALTHSOUTH is current in its payment obligations to us, but, at this time, we do not have sufficient information about the SEC allegations against HEALTHSOUTH to know what impact they may have on our lease.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Total revenues for the year ended December 31, 2002, were $122.3 million, compared to total revenues of $274.6 million for the year ended December 31, 2001.  Included in total revenues for the year ended December 31, 2001, are revenues from facilities’ operations of $224.9 million. During 2001, Five Star, one of our wholly owned subsidiaries, operated facilities for our account.  On December 31, 2001, we distributed substantially all of our ownership of Five Star to our shareholders and Five Star became a separate public company.  In connection with the Five Star spin-off, Five Star leased the facilities from us which it previously operated for our account; and, as a result, after the Five Star spin-off, we do not have facilities’ operations revenues or expenses.

Rental income for the year ended December 31, 2002, was $115.6 million compared to rental income of $47.4 million for the year ended December 31, 2001, an increase of $68.2 million.  This increase is due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million, our lease to Five Star of facilities which had been previously operated for our account for annual rent of $6.9 million and our lease to Five Star which commenced in October 2002 for annual rent of $6.3 million.  This increase was partially offset by a decrease in annual rent from HEALTHSOUTH of $10.3 million to $8.7 million resulting from a lease modification related to a non-monetary exchange of properties, effective January 2, 2002.

FF&E reserve income for the year ended December 31, 2002, was $5.3 million compared to zero for the year ended December 31, 2001.  The lease with Five Star for certain properties acquired in January 2002 required a varying percentage of gross revenues be paid to us as additional rent which was escrowed for future capital expenditures at these leased facilities.  This lease was modified, effective October 1, 2002, and the FF&E reserve escrow accounts are now owned by Five Star while we have security and remainder interests in these accounts and in property purchased with funding from these accounts.  As a result, we no longer receive FF&E reserve income.

Interest and other income for the years ended December 31, 2002 and 2001, each include $800,000 of dividend income from the one million shares of HRPT that we own.

Total expenses for the year ended December 31, 2002, were $67.5 million, compared to total expenses of $255.2 million for the year ended December 31, 2001, a decrease of $187.7 million. Total expenses for the year ended December 31, 2001, include expenses from facilities’ operations of $217.9 million.  Subsequent to the Five Star spin-off, we no longer have any facilities’ operations expenses.

Interest expense for the year ended December 31, 2002, was $27.4 million compared to interest expense for the year ended December 31, 2001, of $5.9 million, an increase of $21.5 million.  This increase was primarily due to our issuance of $245.0 million of 8 5/8% senior unsecured notes in December 2001 and our assumption of debt in connection with our purchase of properties in January 2002.  These increases were partially offset by a decrease in the weighted average interest rate on our revolving bank credit facility.

Depreciation expense for the year ended December 31, 2002, was $31.6 million compared to depreciation expense for the year ended December 31, 2001, of $19.4 million, an increase of $12.2 million.  Recurring general and administrative expense for the year ended December 31, 2002, was $8.5 million compared to recurring general and administrative expense for the year ended December 31, 2001, of $4.1 million, an increase of $4.4 million.  These increases were primarily due to our acquisition of properties in January and October 2002 and increased legal fees in connection with our litigation with Marriott.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2001, we incurred nonrecurring general and administrative costs totaling approximately $4.2 million.  These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties, which systems were distributed to shareholders in the Five Star spin-off.  In addition, we incurred $3.7 million of non-recurring costs in connection with the Five Star spin-off.

Distributions on trust preferred securities for the year ended December 31, 2002, were $2.8 million compared to $1.5 million for the year ended December 31, 2001.  The increase is due to our issuance of trust preferred securities in June and July 2001.

                During the year ended December 31, 2002, we recorded a loss from discontinued operations of $1.8 million related to a facility leased to Five Star which was closed during the second quarter of 2002 and sold during the fourth quarter of 2002.  The loss includes historical depreciation expense as well as an impairment write down of the real estate associated with this property, offset by the sales proceeds received by us.  For the 2001 period, amounts were reclassified from depreciation expense and facilities’ operations revenues and expenses to the loss from discontinued operations.

Net income was $50.2 million, or $0.89 per share, for the year ended December 31, 2002, compared to $17.0 million, or $0.55 per share, for the year ended December 31, 2001, an increase of $33.2 million, or $0.34 per share.  This increase is primarily the result of the changes in revenues and expenses resulting from the January and October 2002 acquisitions and the Five Star spin-off and the issuance of senior notes and trust preferred securities in 2001, as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods.

                FFO for the year ended December 31, 2002, was $78.3 million compared to $45.4 million for the year ended December 31, 2001.  The increase in FFO of $32.9 million is due primarily to the same factors that created the increase in net income.  FFO for the years ended December 31, 2002 and 2001, are calculated as follows (dollars in thousands):

		2002	2001

Net income		$50,184	$17,018
Add:	Depreciation expense	31,596	19,351
	Five Star spin-off costs	—	3,732
	Non-cash charges	—	169
	General and administrative expenses related to foreclosures and lease terminations	—	4,167
	Loss from discontinued operations	1,829	1,003
Less: FF&E reserve income		(5,345)	—
Funds from operations(1)		$78,264	$45,440

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)     Through the quarter ended September 30, 2002, our FFO included FF&E reserve income which was historically paid to us but escrowed for future capital expenditures at certain leased properties.  As described in Note 2 to the accompanying financial statements, we entered into an agreement to amend the lease pursuant to which our tenant, Five Star, retains title to the FF&E escrow accounts while we retain security and remainder interests in the escrow accounts and in property purchased with funding from those accounts.   Accordingly, effective October 1, 2002, our FFO no longer includes FF&E reserve income.  In order to facilitate comparison of future FFO with historical results, this historical FFO presentation eliminates FF&E reserve income.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Total revenues for the year ended December 31, 2001, were $274.6 million, compared to total revenues of $75.6 million for the year ended December 31, 2000.  Included in total revenues for the year ended December 31, 2001, were revenues from facilities’ operations of $224.9 million. On July 1, 2000, we assumed nursing home operations from bankrupt former tenants. Because we had not received substantially all of the licenses required to operate these facilities, we accounted for the facilities’ operations using the equity method of accounting during 2000. Included in total revenues for the year ended December 31, 2000, is Other Real Estate Income of $2.6 million, which represented the net operating income from these nursing home operations that we assumed as of July 1, 2000.  As of January 1, 2001, we had obtained substantially all of the necessary licenses for these facilities and we consolidated the facilities’ operations.

For the year ended December 31, 2001, compared to the year ended December 31, 2000, rental income decreased to $47.4 million from $64.4 million.  This decrease is primarily due to the sale of seven properties in 2000 and certain tenant bankruptcies, resulting in terminated leases and operations assumed by us.

Interest and other income for the years ended December 31, 2001 and 2000, include $800,000 and $400,000, respectively, of dividend income from the one million shares of HRPT that we own.

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

Total expenses for the year ended December 31, 2001, were $255.2 million, compared to total expenses of $44.4 million for the year ended December 31, 2000.  Total expenses for the year ended December 31, 2001 included expenses of $217.9 million from facilities’ operations, which were consolidated beginning January 1, 2001.  During 2000, we accounted for the facilities’ operations using the equity method of accounting and did not report expenses of facilities’ operations.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation expense decreased in the year ended December 31, 2001, by $713,000 primarily due to the sale of seven properties in 2000 and the net effect of the assets disposed of versus the assets acquired in the settlement with our former tenants, offset by depreciation related to equipment purchases made since December 31, 2000.

Recurring general and administrative expense decreased by $1.3 million primarily due to the impact of the sale of seven properties in 2000.  During the year ended December 31, 2001, we incurred non-recurring general and administrative costs totaling approximately $4.2 million compared to $3.5 million in the prior year.  These costs were incurred in connection with the establishment of operating systems for foreclosed and repossessed properties.  Also during 2001, we incurred $3.7 million of non-recurring costs in connection with the Five Star spin-off.

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

FFO for the year ended December 31, 2001, was $45.4 million compared to $47.7 million for the same period in 2000.  The decrease of $2.3 million is due primarily to the same factors impacting the decrease in net income.  FFO for the years ended December 31, 2001 and 2000, are calculated as follows (dollars in thousands):

		2001	2000

Net income		$17,018	$58,437
Add:	Depreciation expense	19,351	20,064
	Five Star spin-off costs	3,732	—
	Non-cash charges	169	62
	General and administrative expenses related to foreclosures and lease terminations	4,167	3,519
	Loss from discontinued operations	1,003	186
Less:	Gain on sale of properties	—	27,415
	Gain on foreclosures and lease terminations	—	7,105
Funds from operations		$45,440	$47,748

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On February 28, 2003, we entered a transaction with Alterra Healthcare Corporation (“Alterra”) as follows:

•                            We purchased from Alterra 18 assisted living facilities with 894 living units located in ten states.  The purchase price of $61.0 million was paid in cash drawn under our revolving bank credit facility.  Simultaneously with this purchase, we leased these properties to a subsidiary of Alterra for an initial term through 2017, plus renewal options.  The rent payable to us under this lease is $7.0 million per year plus increases starting in 2004 based upon increases in the gross revenues at the leased properties.

•                            We provided mortgage financing to Alterra for six assisted living facilities with 202 living units located in two states.  The amount of this mortgage loan is $6.9 million.  The interest rate is 8% per year.  The maturity of this loan is June 30, 2004, but we expect it may be prepaid as Alterra sells the mortgaged properties.

As of March 14, 2003, Alterra sold one of the six mortgaged properties and the sales proceeds of approximately $850,000 were paid to us and applied as a reduction of the mortgage loan balance.  Alterra is a large publicly owned assisted living company.  Alterra filed for bankruptcy reorganization in January 2003.  Our investment in properties leased and mortgaged by Alterra was intended to help fund Alterra’s reorganization.  The Alterra Bankruptcy Court approved the terms of our investment with Alterra, and that approval included a decision that payments due to us under this lease and mortgage are accorded priority status under the Bankruptcy Code.

As discussed more fully in Item 3. “Legal Proceedings,” during 2002, we and Five Star became jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased to Five Star beginning in 2002.  We believe that Marriott and MSLS have materially breached the management agreements for these 31 communities.  We also believe that the management agreements may be terminated if MSLS is sold to Sunrise.  Marriott announced that it had entered an agreement to sell MSLS to Sunrise on December 30, 2002.  However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Five Star has continued to pay rent for the 31 communities involved in this litigation.  If the management contracts are terminated, we believe Five Star would be able to operate the communities involved in this litigation.  We are unable to predict whether management of these communities by MSLS, and owned by Sunrise, would have a material adverse effect on the communities, or whether that management may adversely affect Five Star’s ability to pay rent.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated several SEC regulations by overstating their historical earnings and assets.  Through the date of this report, HEALTHSOUTH is current in its payment obligations to us, but, at this time, we do not have sufficient information about the SEC allegations against HEALTHSOUTH to know what impact they may have on our lease.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets at December 31, 2002, were $1.2 billion, compared to $867.3 million at December 31, 2001.  The increase is due primarily to $662.9 million of acquisitions in 2002, of which $350.0 million, was funded with cash that was held at December 31, 2001.

On January 11, 2002, we acquired 31 senior living communities.  The purchase price was $600.0 million and the total acquisition cost, after closing costs and purchase price adjustments, was $607.5 million.  The funding for this acquisition was as follows: $24.1 million of assumed debt; a $25.0 million purchase note; approximately $350.0 million from our available cash; and the balance from borrowings under our revolving bank credit facility.

In February 2002, we issued 15,000,000 common shares of beneficial interest, raising net proceeds of $195.2 million.   These net proceeds were used to repay the $25.0 million purchase note arising from our acquisition of 31 properties in January 2002, and the remainder was used to repay part of the borrowings outstanding under our revolving bank credit facility.

On June 27, 2002, we entered into a new revolving bank credit facility to replace our previous credit facility which was scheduled to mature in September 2002.  The new credit facility matures in November 2005 and may be extended by us to November 2006 upon the payment of an extension fee.  The new credit facility permits borrowings up to $250.0 million, which amount may be increased to $500.0 million in certain circumstances.  Drawings under the new credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  The interest rates (2.95% at December 31, 2002) on borrowings under the new credit facility are calculated as spreads above LIBOR which vary with the amounts of our debt outstanding and credit ratings.  The new credit facility is available for acquisitions, working capital and for general business purposes.  As of December 31, 2002, $81.0 million was outstanding and $169.0 million was available for drawing under the new credit facility.

On October 25, 2002, we acquired nine senior living properties, containing 747 independent and assisted living units, for $62.9 million which was funded by borrowings under our revolving bank credit facility and cash on hand.  These properties are leased to Five Star through December 2019 for annual minimum rent of $6.3 million, plus percentage rent starting in 2005.

Funding for the Alterra transaction described above in Recent Developments was provided by our revolving bank credit facility.  As of March 14, 2003, $158.0 million was outstanding and $92.0 million was available for drawing under the new credit facility.

Funding for our current expenses and distributions to shareholders is provided primarily by our leasing operations.  Minimum rents are generally received monthly or quarterly from our tenants and percentage rents are received monthly, quarterly or annually.  We believe that our current cash, cash equivalents, future cash from leasing activities and availability under our revolving bank credit facility will be sufficient to meet our short term and long term capital requirements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

To the extent we borrow on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring new debt and issuing new equity securities.  On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC.  As of December 31, 2002, $1.8 billion was available under this effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any securities offering or other financing, we believe we will have access to various types of financing with which to finance acquisitions and to pay our debt and other obligations.

Debt and Trust Preferred Covenants

Our principal debt obligations at December 31, 2002, were our unsecured revolving bank credit facility and our $245.0 million of publicly held unsecured debt.  Our public debt is governed by an indenture.  This indenture and our bank credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.  Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our public debt and the terms of our revolving bank credit facility.  At December 31, 2002, we were in compliance with all of the covenants under our indentures and our credit agreement.

None of our indentures, our revolving bank credit facility or our other debt obligations contain provisions for acceleration or otherwise which would be triggered by a change in our debt ratings.  However, the interest rate payable under the revolving bank credit facility may change as our debt ratings change.  Our public debt indenture contains cross default provisions to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default under our bank credit agreement.  As of December 31, 2002, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

In 1999, HRPT distributed a majority of our shares to its shareholders of record on October 8, 1999.  In order to effect this spin-off and to govern relations after the spin-off, we entered into a transaction agreement with HRPT, pursuant to which it was agreed that so long as (i) HRPT remains a more than 10% shareholder of us; (ii) we and HRPT engage the same investment manager; or (iii) we and HRPT have one or more common managing trustees; then we will not invest in office buildings, including medical office buildings and clinical laboratory buildings, without the prior consent of HRPT’s independent trustees and HRPT will not invest in properties involving senior housing without the prior consent of our independent trustees.  If an investment involves both office and senior housing components, the character of the investment will be determined by building area, excluding common areas, unless our board and HRPT’s board otherwise agree at the time.  These provisions do not apply to any investments HRPT held at the time of the spin-off.  Also as part of the transaction agreement, we agreed to subject our ability to waive ownership restrictions contained in our charter to the consent of HRPT’s trustees so long as HRPT owns more than 9.8% of our outstanding voting or equity interest.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders of record on December 17, 2001.  In order to effect this spin-off and to govern relations after the spin-off, we entered into agreements with Five Star, pursuant to which it was agreed that:

•                  so long as Five Star is our tenant, Five Star will neither permit any person or group to acquire more than 9.8% of any class of Five Star’s voting stock or permit the occurrence of other change in control events, as defined, nor will Five Star take any action that, in the reasonable judgment of us or HRPT, might jeopardize the tax status of us or HRPT as a REIT;

•                  we have the option, upon the acquisition by a person or group of more than 9.8% of Five Star’s voting stock and upon other change in control events of Five Star, as defined, to cancel all of Five Star’s rights under its leases with us;

•                  so long as Five Star maintains its shared service agreement with RMR or is a tenant under a lease with us, Five Star will not acquire or finance any real estate without first giving us, HRPT, HPT or any other publicly owned real estate investment trust or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which we, HRPT, HPT or any other publicly owned real estate investment trust or other entity managed by RMR, respectively, invest; and

•                  upon our acquisition in 2002 of 31 senior living communities, Five Star would acquire operating assets and liabilities related to these 31 communities and begin to lease these 31 communities from us for minimum annual rent of $63.0 million.

All of the persons serving as directors of Five Star were trustees of Senior Housing at the time Five Star was spun-off from us.  Four of our current trustees are current directors of Five Star.

As of December 31, 2002, we lease 94 senior living communities to Five Star for total annual minimum rent of $76.2 million.  In the future, we may transact additional business with Five Star.  We believe that our current leases with Five Star were entered into on reasonable commercial terms.  However, because of the historical and continuing relationships which we have, these continuing and possibly expanding business relationships may not be arm’s length and may not be on the same or as favorable terms as we might enter with third parties whom we did not have such relationships.

During 2002, Five Star acquired seven senior living communities from a third party for $27.0 million.  Prior to their acquisition we waived our right to acquire these communities, subject to a continuing right to acquire or finance these properties in the event Five Star determines to sell or finance them.  To assist Five Star’s financing of this transaction, Five Star sold a senior living community to us, which Five Star purchased in April 2002 for $12.7 million, its approximate carrying value.  Simultaneous with Five Star’s acquisition of these seven senior living communities, we acquired eight other senior living communities from the same third party seller.  Five Star acquired operating assets and liabilities related to these eight communities.  Also, Five Star leased these eight communities and the community we purchased from Five Star for minimum annual rent of $6.3 million. The terms of this transaction with Five Star were negotiated on our behalf by our independent trustee who is not on the board of Five Star.

During 2002, we and Five Star became jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased to Five Star beginning in 2002.  We and Five Star expect to share the costs of this litigation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2003, we terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to us.  Five Star has agreed to manage this nursing home until it is re-leased or sold.  Five Star will be paid a management fee of 5% of the gross revenues from this nursing home.

We have an agreement with Reit Management & Research LLC, or RMR, to provide investment, management and administrative services to us.  RMR is owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees.  Each of our executive officers are also officers of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination.  Any termination of our contract with RMR would cause a default under our revolving bank credit facility, if not approved by a majority of lenders.  Our current contract term with RMR expires on December 31, 2003.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our investments at the time we were spun-off from HRPT is 0.5%.  The annual compensation percentage for the first $250.0 million of investments made since our spin-off from HRPT is 0.7% and thereafter is 0.5%.  RMR may also earn an incentive fee based upon increases in funds from operations per share, as defined.  Incentive fees are paid in our common shares.

Until March 31, 1997, Mr. Portnoy was a partner of Sullivan & Worcester LLP, our counsel, and counsel to HPT, HRPT, RMR, Five Star and affiliates of each of the foregoing and he received payments from that firm during 2002 in respect of his retirement.

As a result of former tenant bankruptcies and settlements, we assumed operating responsibilities for healthcare facilities effective in July 2000.  Under tax laws and regulations applicable to REITs, we were required to engage a contractor to manage these properties after a 90 day transition period. We entered into management agreements with FSQ, Inc. to provide these services in 2000.  FSQ was owned by Messrs. Martin and Portnoy.  Under these management agreements, until September 2000 FSQ was paid its costs and expenses incurred in managing the facilities for us and thereafter it was paid a fee equal to 5% of patient revenues at the managed facilities.  As a result of the Five Star spin-off, we no longer have a relationship with FSQ.  In order for Five Star to acquire the personnel, systems and assets necessary to operate facilities which it leases from us, FSQ merged into a Five Star subsidiary and Five Star entered into a shared services agreement with RMR pursuant to which RMR agreed to provide services similar to the services previously provided by RMR to FSQ.  The FSQ merger into Five Star was concluded on January 2, 2002.  As a result of this merger, Messrs. Portnoy and Martin each received 125,000 shares of Five Star and Five Star assumed certain liabilities of FSQ which were incurred in FSQ prior operations.

Critical Accounting Policies

Our most critical accounting policies concern our investments in real property.  These policies affect our:

•                  allocation of purchase prices between various asset categories and the related impact on our recognition of depreciation expense;

•                  assessment of the carrying value of long-lived assets; and

•                  classification of our leases.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties operate.  In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

During 2000, we assumed the operations of nursing homes from bankrupt former tenants, pursuant to negotiated settlement agreements.  Although these settlements as approved by the Bankruptcy Courts had financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including our obtaining health care regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes.  Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, we reported the results of these nursing home operations using the equity method of accounting from July 1, 2000, through December 31, 2000. Net income from these nursing homes was reported as Other Real Estate Income in our Consolidated Statements of Income for the year ended December 31, 2000. During the first quarter of 2001, we obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations, and we consolidated the nursing home operations effective January 1, 2001.  With respect to the consolidated facilities’ operations, our most critical accounting policies in 2001 involved revenue recognition and our assessment of the net realizable value of the facilities’ accounts receivable.  These policies involved significant judgments based upon our experience, including judgments about changes in governmental payment methodology, contract modifications and economic conditions that affect the collectibility of the facilities’ accounts receivable.  As a result of the Five Star spin-off, we no longer operate any facilities and we have not recognized any facilities’ operations revenues beginning January 1, 2002.  Also, the accounts receivable related to facilities’ operations were transferred to Five Star as part of the initial capitalization of Five Star.  As a result of this transfer, these receivables are not included on our consolidated balance sheet as of December 31, 2001.

Impact of Inflation

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase.  Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income from our properties becomes insufficient to pay our rent.  To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future.  The decision to enter into these agreements was and will be based on the amount of floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of Government Reimbursement

Approximately 82% of our rents come from properties where approximately 85% or more of the operating revenues are derived from residents who pay from their own private resources.  Of the remaining 18% of our rents which come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs, the operations of these properties currently produce sufficient cash flow to support our rent.  However, as discussed above in “Business – Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline.  Also, the hospitals we lease to HEALTHSOUTH are heavily dependent upon Medicare revenues.  As discussed above in Recent Developments, recent reports of possible erroneous financial statements by HEALTHSOUTH have called into question whether those hospitals in fact produce sufficient revenues to pay our rent.  We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended period.

Seasonality

Nursing home and assisted living operations have historically reflected modest seasonality.  During calendar fourth quarter holiday period’s residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred.  The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals.  As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters.  We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk through our monitoring of available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2001.  Other than as described below we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At December 31, 2002, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due in 2012.  The interest on these notes is payable semi-annually.  No principal payments are due under these notes until maturity.  Because these notes bear interest at a fixed rate, changes in market interest rates during the term of this debt will not affect our operating results.  If at maturity these notes are refinanced at interest rates which are 10% higher than the current rate, our per annum interest cost would increase by approximately $2.1 million.  We are allowed to make prepayments on these senior notes at par plus a make whole premium, as defined.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Our total fixed rate debt obligations outstanding at December 31, 2002, was $259.7 million, including the $245.0 million of 8 5/8% notes due in 2012 and mortgage notes totaling $14.7 million due in 2017.  A hypothetical immediate one percentage point increase in interest rates would decrease the fair value of all our fixed rated debt obligations by approximately $16.2 million.

At December 31, 2002, we had $27.4 million of trust preferred securities outstanding, the dividends on which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041.  No principal repayments are due on the debentures until maturity.  If the debentures were to be refinanced at interest rates which are 10% higher than the current rate, our per annum interest cost would increase $277,000.  Our trust preferred securities are listed on the NYSE and their market value is principally determined by supply and demand factors.  The market price, if any, of our debentures as of December 31, 2002, may be sensitive to changes in interest rates, similar to our unsecured senior notes discussed above.  Based on the balance outstanding at December 31, 2002, and discounted cash flow analysis through the maturity date of the trust preferred securities, a hypothetical immediate one percentage point increase or decrease in interest rates would decrease or increase the fair value of our fixed rate debentures by approximately $2.5 million, respectively.  Our debentures have provisions that allow us to make repayments earlier than the stated maturity date.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.  Our ability to prepay the debentures at par, beginning June 15, 2006, will also effect the change in the fair value of the debentures which would result from a change in interest rates.  For example, discounted cash flow analysis of a one percentage point increase or decrease in interest rates calculated from December 31, 2002, to the first par prepayment option date for our trust preferred securities would decrease or increase the value of those securities by $835,000, respectively.

                Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005.  As of December 31, 2002, we had $81.0 million outstanding and $169.0 million available for drawing under our revolving bank credit facility.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $81.0 million at December 31, 2002, was 2.95% per annum.  The following table shows the impact a 10% change in interest rates would have on our interest expense for the floating rate debt outstanding at December 31, 2002:

	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2002	2.95%	$81,000	$2,390
10% reduction	2.65%	$81,000	$2,147
10% increase	3.25%	$81,000	$2,633

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates has increased since December 31, 2002, and it may increase further in the future if we incur debt to fund acquisitions or otherwise.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

PART III

Items 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  Under our 1999 Incentive Share Award Plan, we grant common shares to our officers and other employees of RMR, subject to vesting requirements, based on annual performance reviews.  In addition, under this plan, our independent trustees receive 500 shares per year each as part of their annual compensation for serving as our trustees.  Payments by us to RMR are described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.  The following table provides a summary as of December 31, 2002, of our 1999 Incentive Share Award Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Managment and Related Stockholer Matters

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	1,257,100

Equity compensation plans not approved by security holders	None.	None.	None.

Total	None.	None.	1,257,100

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 13.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14. Controls and Procedures

(a)           Within the 90 days prior to the date of this report, management of the Company carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)           There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)           Reports on Form 8-K

During the fourth quarter of 2002, we filed the following Current Report on Form 8-K:

(i)                                     Current Report on Form 8-K, dated November 29, 2002, relating to (1) our notice of termination of management contracts with MSLS and (2) the commencement of a lawsuit against Marriott and MSLS (Items 5 and 7).

(c)           Exhibits

3.1                              Amended and Restated Declaration of Trust, dated September 20, 1999.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

3.2                                 Articles Supplementary dated May 11, 2000.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3                                 Articles of Amendment to the Company’s Declaration of Trust, dated February 13, 2002.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2002.)

3.4                                 Amended and Restated Bylaws, dated March 14, 2003.  (Filed herewith.)

4.1                                 Form of common share certificate.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

4.2                                 Junior Subordinated Indenture between the Company and State Street Bank and Trust Company as trustee, dated June 21, 2001.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

4.3                                 Supplemental Indenture No. 1 by and between the Company and State Street Bank and Trust Company as trustee, dated June 21, 2001.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

4.4                                 Amended and Restated Trust Agreement among SNH Capital Trust Holdings as sponsor, State Street Bank and Trust Company as property trustee and the regular trustees named therein relating to SNH Capital Trust I, dated June 21, 2001. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

4.5                                 Guarantee Agreement between the Company and State Street Bank and Trust Company as trustee, dated June 21, 2001.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

4.6                                 Agreement as to Expenses and Liabilities between the Company and SNH Capital Trust I, dated June 21, 2001.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

4.7                                 Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company.  (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-76588.)

4.8                                 Supplemental Indenture No. 1, dated December 20, 2001, by and between the Company and State Street Bank and Trust Company.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2002.)

4.9.                              Supplemental Indenture No. 2, dated December 28, 2001, by and between the Company and State Street Bank and Trust Company.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2002.)

8.1                                 Opinion of Sullivan & Worcester LLP as to certain tax matters.  (Filed herewith.)

10.1                           Advisory Agreement, dated as of October 12, 1999, between the Company and REIT Management & Research, Inc. (+)  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.2                           1999 Incentive Share Award Plan. (+)  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.3                           Credit Agreement, dated as of June 27, 2002, by and among the Company, Wachovia Bank National Association, as Agent and the other financial institutions signatory thereto.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.4                           Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company.  (Incorporated by reference to the Current Report on Form 8-K filed on October 26, 1999 by HRPT Properties Trust.)

10.5                           Representative Lease for properties leased to subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.6                           Representative Guaranty of Tenant Obligations, dated as of October 8, 1993, by Marriott International, Inc. in favor of HMC Retirement Properties, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.7                        Representative First Amendment to Lease for properties leased to subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.8                        Representative Assignment and Assumption of Leases, Guarantees and Permits for properties leased to subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.9                        Representative Second Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.10      Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.11      Assignment of Lease, dated as of June 16, 1994, by HMC Retirement Properties, Inc. in favor of Health and Rehabilitation Properties Trust.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.12      Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.13                  Third Amendment of Lease, dated August 4, 2000, between SPTMRT Properties Trust and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.14                  Representative Fourth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.15                  Representative Fifth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

10.16                  Letter Agreement, dated as of June 30, 2000, amending Settlement Agreement dated as of March 20, 2000, among the Company, SPTMNR Properties Trust, Five Star Quality Care, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC, Mariner Post-Acute Network, Inc., Grancare, Inc., AMS Properties, Inc. and GCI Health Care Centers, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.17      Interim Management Agreement, dated as of July 1, 2000, among Mariner Post-Acute Network, Inc., AMS Properties, Inc., GCI Health Care Centers, Inc., SHOPCO-AZ, LLC, SHOPCO-CA, LLC, SHOPCO-COLORADO, LLC, SHOPCO-WI, LLC and Five Star Quality Care, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.18      Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.19      Guaranty, dated as of January 1, 2000, made by Integrated Health Services, Inc. in favor of HRES1 Properties Trust.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.20      Settlement Agreement, dated as of April 11, 2000, among the Company, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-NEBRASKA, INC., SNH-IOWA, INC., SNH-MASSACHUSETTS, INC., SNH-MICHIGAN, INC., Five Star Quality Care, Inc., Advisors Healthcare Group, Inc., Integrated Health Services, Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., MARIETTA/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc. and Quality Care of Columbus, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

10.21      Amendment to Settlement Agreement, dated as of June 29, 2000, among Integrated Health Services, Inc., Community Inc., Community Care of America, Inc., ECA Holdings, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., CCA Acquisition I, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 108, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 135, Inc., IHS Acquisition No. 148, Inc., IHS Acquisition No. 152, Inc., IHS Acquisition No. 153, Inc., IHS Acquisition No. 154, Inc., IHS Acquisition No. 155, Inc., IHS Acquisition No. 175, Inc., Integrated Health Services at Grandview Care Center, Inc., ECA Properties, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., the Company, SPTIHS Properties Trust, HRES1 Properties Trust, HRES2 Properties Trust, SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MA, LLC, SHOPCO-MI, LLC, SHOPCO- 11 MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC, SNH-Nebraska, Inc., SNH-Iowa, Inc., SNH-Massachusetts, Inc., SNH-Michigan, Inc., Advisors Healthcare Group, Inc. and Five Star Quality Care, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.22      Order of the United States Bankruptcy Court for the District of Delaware, dated July 7, 2000, in re: Integrated Health Services, Inc., et al., Debtors.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.23      Management and Servicing Agreement, dated as of July 10, 2000, among Integrated Health Services, Inc., ECA Holdings, Inc., ECA Properties, Inc., Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc., Integrated Health Services at Grandview Care Center, Inc., Quality Care of Columbus, Inc., Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., College Park/SCC, Inc., IHS Acquisition No. 112, Inc., IHS Acquisition No. 113, Inc., IHS Acquisition No. 175, Inc., the Company, Five Star Quality Care, Inc., SHOPCO-COLORADO, LLC, SHOPCO-CT, LLC, SHOPCO-GA, LLC, SHOPCO-IA, LLC, SHOPCO-KS, LLC, SHOPCO-MI, LLC, SHOPCO-MO, LLC, SHOPCO-NE, LLC, SHOPCO-WY, LLC and Advisors Healthcare Group, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.24      Stock Purchase Agreement, dated as of August 9, 2001, among the Company, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc., including forms of Promissory Note, Escrow Agreement and Tax Allocation Agreement.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed October 1, 2001.)

10.25      Amendment to Stock Purchase Agreement among the Company, SNH/CSL Properties Trust, Crestline Capital Corporation and CSL Group, Inc., dated November 5, 2001.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2001.)

10.26      Transaction Agreement, dated December 7, 2001 by and among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 17, 2001.)

10.27      Agreement of Merger, dated December 5, 2001 among Five Star Quality Care, Inc., FSQ, Inc. Acquisition, Inc. and FSQ, Inc.,  (Incorporated by reference the Company’s Current Report on Form 8-K filed December 17, 2001.)

10.28      Master Lease Agreement by and among certain affiliates of the Company, as Landlords, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001.  (Incorporated by reference to the Company’s Current Report on 8-K filed January 24, 2002.)

10.29      Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of the Company, dated December 31,  2001, relating to the Maser Lease Agreement by and among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001. (Incorporated by reference to the Company’s Current Report on 8-K filed January 24, 2002.)

10.30      Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002.  (Incorporated by reference to the Company’s Current Report on 8-K filed January 24, 2002.)

10.31      First Amendment to Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002.  (Filed herewith).

10.32      Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of the Company, dated January 11, 2002, relating to the Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant, dated January 11, 2002.  (Incorporated by reference to the Company’s Current Report on 8-K filed January 24, 2002.)

12.1                        Ratio of Earnings to Fixed Charges.  (Filed herewith.)

21.1                        List of Subsidiaries.  (Filed herewith.)

23.1                        Consent of Sullivan & Worcester LLP.  (Contained In Exhibit 8.1.)

23.2                        Consent of Ernst and Young LLP. (Filed herewith.)

99.1                        Certification Required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (Filed herewith.)

(+)                                 Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust, as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust as of December 31, 2002 and 2001, and the

consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 7, 2003
except for Note 15, as to which
date is March 19, 2003

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2002	2001

ASSETS
Real estate properties, at cost:
Land	$145,037	$59,308
Buildings and improvements	1,093,450	533,891
	1,238,487	593,199
Less accumulated depreciation	125,039	124,252
	1,113,448	468,947

Cash and cash equivalents	8,654	352,026
Restricted cash	12,364	10,201
Investments	8,288	8,841
Deferred financing fees, net	9,512	6,578
Due from affiliate	—	3,275
Other assets	5,934	17,435
Total assets	$1,158,200	$867,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$81,000	$—
Senior unsecured notes due 2012, net of discount	243,746	243,607
Secured debt and capital leases	32,618	9,100
Prepaid rent	7,342	7,114
Security deposits	1,585	1,520
Accrued interest	9,962	745
Other liabilities	1,575	2,932
Due to affiliate	652	267
Total liabilities	378,480	265,285

Trust preferred securities	27,394	27,394

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 62,000,000 shares authorized, 58,436,900 and 43,421,700 shares issued and outstanding at December 31, 2002 and 2001, respectively	584	434
Additional paid-in capital	853,637	658,348
Cumulative net income	105,875	55,691
Cumulative distributions	(209,304)	(141,936)
Unrealized gain on investments	1,534	2,087
Total shareholders’ equity	752,326	574,624
Total liabilities and shareholders’ equity	$1,158,200	$867,303

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2002	2001	2000

Revenues:
Rental income	$115,560	$47,430	$64,377
FF&E reserve income	5,345	—	—
Facilities’ operations	—	224,867	—
Other real estate income	—	—	2,630
Interest and other income	1,392	2,347	1,520
Gain on foreclosures and lease terminations	—	—	7,105
Total revenues	122,297	274,644	75,632

Expenses:
Interest	27,399	5,879	15,366
Depreciation	31,596	19,351	20,064
Facilities’ operations	—	217,910	—
General and administrative:
- Recurring	8,478	4,129	5,475
- Related to foreclosures and lease terminations	—	4,167	3,519
Five Star spin-off costs	—	3,732	—
Total	67,473	255,168	44,424
Income from continuing operations before distributions on trust preferred securities and gain on sale of properties	54,824	19,476	31,208
Distributions on trust preferred securities	2,811	1,455	—
Income from continuing operations before gain on sale of properties	52,013	18,021	31,208
Loss from discontinued operations	(1,829)	(1,003)	(186)
Gain on sale of properties	—	—	27,415
Net income	$50,184	$17,018	$58,437

Weighted average shares outstanding	56,416	30,859	25,958

Basic and diluted earnings per share:
Income from continuing operations before gain on sale of properties	$0.92	$0.58	$1.20
Loss from discontinued operations	$(0.03)	$(0.03)	$(.01)
Net income	$0.89	$0.55	$2.25

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income (Loss)	Cumulative Distributions	Accumulated Other Comprehensive Income	Totals
Balance at December 31, 1999	26,001,500	$260	$444,511	$(19,764)	$(15,601)	$—	$409,406
Comprehensive income:
Net income	—	—	—	58,437	—	—	58,437
Unrealized gain oninvestments	—	—	—	—	—	1,063	1,063
Total comprehensive income	—	—	—	58,437	—	1,063	59,500
Distributions	—	—	—	—	(46,722)	—	(46,722)
Cancellation of shares	(100,000)	(1)	1	—	—	—	—
Stock grants	14,600	—	126	—	—	—	126
Balance at December 31, 2000	25,916,100	259	444,638	38,673	(62,323)	1,063	422,310
Comprehensive Income:
Net income	—	—	—	17,018	—	—	17,018
Unrealized gain oninvestments	—	—	—	—	—	1,024	1,024
Total comprehensive income	—	—	—	17,018	—	1,024	18,042
Distributions	—	—	—	—	(29,613)	—	(29,613)
Distribution of Five Star Quality Care, Inc. shares	—	—	—	—	(50,000)	—	(50,000)
Issuance of shares	17,492,000	175	213,534	—	—	—	213,709
Stock grants	13,600	—	176	—	—	—	176
Balance at December 31, 2001	43,421,700	434	658,348	55,691	(141,936)	2,087	574,624
Comprehensive Income:
Net income	—	—	—	50,184	—	—	50,184
Unrealized loss on investments	—	—	—	—	—	(553)	(553)
Total comprehensive income	—	—	—	50,184	—	(553)	49,631
Distributions	—	—	—	—	(67,368)	—	(67,368)
Issuance of shares	15,000,000	150	195,060	—	—	—	195,210
Stock grants	15,200	—	229	—	—	—	229
Balance at December 31, 2002	58,436,900	$584	$853,637	$105,875	$(209,304)	$1,534	$752,326

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,184	$17,018	$58,437
Adjustments to reconcile net income to cash provided by operating activities:
Other real estate income	—	—	(2,630)
Depreciation	31,596	19,351	20,064
Loss from discontinued operations	1,829	1,003	186
Amortization of deferred finance costs and debt discounts	1,324	—	—
FF&E reserve income	(5,345)	—	—
Gain on sale of properties	—	—	(27,415)
Gain on foreclosures and lease terminations	—	—	(7,105)
Changes in assets and liabilities:
Restricted cash	(3,955)	(9,400)	(47)
Other assets	11,730	(3,737)	339
Prepaid rent	228	7,058	(7,612)
Accrued interest	9,217	(369)	22
Other liabilities	(1,359)	(13,774)	(2,902)
Due to affiliate	387 3,275	254 —	(314)
Due from affiliate	—
Cash provided by operating activities	99,111	17,404	31,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate, net	728	—	135,178
Real estate and personal property acquisitions	(622,462)	(2,176)	(2,300)
Security deposits	65	1,285	—
Cash contribution to Five Star in connection with spin-off	—	(24,943)	—
Investment in facilities’ operations	—	—	(38,530)
Cash (used for) provided by investing activities	(621,669)	(25,834)	94,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	195,210	213,709	—
Proceeds from issuance of senior notes, net of discount	—	243,607	—
Proceeds from issuance of trust preferred securities	—	27,394	—
Proceeds from issuance of mortgages payable	9,100	—
Proceeds from borrowings on revolving bank credit facility	415,000	43,000	49,000
Repayments of borrowings on revolving bank credit facility	(334,000)	(140,000)	(152,000)
Repayment of debt	(25,537)	—	—
Deferred financing fees	(4,119)	(6,659)	—
Distributions to shareholders	(67,368)	(37,388)	(38,947)
Cash provided by (used for) financing activities	179,186	352,763	(141,947)
(Decrease) increase in cash and cash equivalents	(343,372)	344,333	(16,576)
Cash and cash equivalents at beginning of period	352,026	515	17,091
Cash and cash equivalents at facilities’ operations at beginning of period	—	7,178	—
Cash and cash equivalents at end of period	$8,654	$352,026	$515

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2002	2001	2000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$18,182	$6,248	$15,344

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	49,055	—	—
Real estate acquired in a property exchange	(43,308)	—	—
Real estate disposed of in a property exchange, net	43,308	—	—
Capital expenditure deposits in restricted cash	5,345	—	—
Purchases of fixed assets with restricted cash	(7,137)	—	—
Net working capital contributed to Five Star in connection with spin-off	—	22,153	—
Real estate and related property received	—	—	(27,869)
Real estate and related property conveyed, net	—	2,904	10,759
Real estate mortgage receivable conveyed, net	—	—	4,277
Real estate mortgages receivable foreclosed	—	—	17,779
Shares of HRPT Properties Trust received	—	—	6,500

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	229	176	126

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

Senior Housing Properties Trust (the “Company”) is a Maryland real estate investment trust (“REIT”) which invests in senior housing real estate, including apartment buildings for aged residents, independent living properties, assisted living facilities and nursing homes.  At December 31, 2002, the Company owned 119 properties in 29 states all of which were leased to tenants.

Note 2.   Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All intercompany transactions have been eliminated.

During 2000, the Company assumed the operations of nursing homes from bankrupt former tenants, pursuant to negotiated settlement agreements.  Although these settlements, as approved by the Bankruptcy Courts, had financial effect as of July 1, 2000, the implementation of these settlements was subject to material conditions subsequent, including the Company’s obtaining healthcare regulatory licenses and Medicare and Medicaid provider contracts necessary to operate these nursing homes.  Because the majority of the licenses and provider contracts had not been received prior to December 31, 2000, the Company reported the results of these nursing home operations using the equity method of accounting from July 1, 2000, through December 31, 2000.  Net income from these nursing homes was reported as Other Real Estate Income in the Company’s Consolidated Statements of Income for the year ended December 31, 2000.  During the first quarter of 2001, the Company obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations.  Accordingly, the Company consolidated the nursing home operations effective January 1, 2001 and recognized facilities’ operations revenues and expenses.  On December 31, 2001, the Company distributed substantially all of its ownership of Five Star Quality Care, Inc. (“Five Star”), one of its wholly-owned subsidiaries which operated these facilities prior to that date for the Company’s account, to the Company’s shareholders (the “Five Star Spin-Off”).  At the time of the Five Star Spin-Off, the Company entered a lease with Five Star for facilities previously operated by Five Star for the Company’s account.  Subsequent to the Five Star Spin-Off, the Company recognizes only rental income from these operations.

Under a lease with Five Star for 31 communities acquired in January 2002, periodic deposits based on a percentage of the gross revenue at the leased properties are made into escrow accounts as a capital expenditure reserve.  Through September 30, 2002, these escrow accounts were owned by the Company, but controlled by Five Star and Marriott International, Inc. (“Marriott”), as manager of these 31 communities.  Payments into these escrow accounts through September 30, 2002, were reported by the Company as FF&E reserve income.  As a result of an amendment to this lease on October 1, 2002, these escrow accounts are owned by Five Star and the Company has security and remainder interests in these accounts and in property purchased with funding from these accounts.  Effective October 1, 2002, the Company no longer has any FF&E reserve income.  The amount of funding in these escrow accounts will not be changed and all of the escrowed funds will continue to be used for capital expenditures at these leased properties.

REAL ESTATE PROPERTIES.  Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.

Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets.  If there is an indication that the carrying value of an asset is not recoverable, management estimates the projected undiscounted cash flows of the related individual properties (the lowest level for which there are identifiable cash flows independent of other assets included in the same lease group) to determine if an impairment loss should be recognized.  The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value.  Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  In additional to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets.  If estimated lives are changed, the carrying value of affected assets is allocated over the remaining lives.

CASH AND CASH EQUIVALENTS.  Cash and cash equivalents, consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

RESTRICTED CASH.  Restricted cash consists of a $9.2 million bank certificate of deposit which matures in July 2003 pledged as security for a $9.1 million mortgage debt plus amounts escrowed for capital expenditures at certain of the Company’s leased properties.

INVESTMENTS.  The Company owns 1,000,000 common shares of HRPT Properties Trust (“HRPT”) which are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  The Company also owns 35,000 common shares of Five Star which it retained or received in connection with the Five Star Spin-Off (see Note 6).  The Unrealized Gain On Investments shown on the Consolidated Balance Sheets represents the difference between HRPT’s and Five Star’s quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2002 ($8.24 and $1.37 per share, respectively).  At December 31, 2002, the Company’s investment in HRPT had a fair value of $8.2 million and unrealized holding gains of $1.7 million.  At February 7, 2003, this investment had a fair value of $8.4 million and unrealized holding gains of $1.9 million.  At December 31, 2002, the Company’s investment in Five Star had a fair value of $47,950 and an unrealized holding loss of $206,150.  At February 7, 2003, this investment had a fair value of $45,850 and an unrealized holding loss of $208,250.

DEFERRED FINANCE COSTS.  Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans.  The unamortized balance of deferred finance costs and accumulated amortization were $10.8 million and $1.3 million and $6.6 million and $81,000 at December 31, 2002 and 2001, respectively.   The weighted average amortization period is approximately 11 years.  The amortization expense to be incurred over the next five years as of December 31, 2002 is $1.7 million in 2003, $1.6 million in 2004, $1.4 million in 2005, $610,000 in 2006 and $610,000 in 2007.

REVENUE RECOGNITION.  Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements.  Interest income is recognized as earned over the terms of real estate mortgages.  Percentage rents and supplemental mortgage interest income are recognized as earned in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  For the years ended December 31, 2002, 2001 and 2000, percentage rents and supplemental mortgage interest income aggregated $3.2 million, $3.2 million, and $3.0 million, respectively.

In 2001, revenues from facilities’ operations were derived primarily from providing healthcare services to residents.  Approximately 76% of 2001 revenues were derived from payments under federal and state medical assistance programs.  The Company accrued for revenues when services were provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements.  However, as a result of the Five Star Spin-Off, beginning January 1, 2002, the Company no longer operates any facilities and does not recognize any facilities’ operations revenues.

EARNINGS PER COMMON SHARE.  Earnings per common share is computed using the weighted average number of shares outstanding during the period.  The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

USE OF ESTIMATES.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

INCOME TAXES.  The Company qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, the Company is not expected to be subject to federal income taxes provided it distributes its taxable income and continues to meet the other requirements for qualifying as a real estate investment trust.  However, the Company is subject to some state and local taxes on its income and property.  The characterization of the distributions made in 2002, 2001 and 2000 was 62.32%, 48.51% and 12.95% ordinary income, respectively, 37.68%, 51.49% and 0% return of capital, respectively and 0%, 0% and 87.05% (of which, 30.1% was unrecaptured depreciation) capital gain, respectively.

NEW ACCOUNTING PRONOUNCEMENTS.  In 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 “Business Combinations” (“FAS141”), SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  The Company’s adoption of FAS 141, FAS 142 and FAS 144 on January 1, 2002, had no effect on the Company’s financial position or results of operations at that time.  In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  The Company will implement FAS 145 on January 1, 2003, which implementation is currently expected to have no impact on the Company’s financial position or results of operations.

RECLASSIFICATIONS.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Note 3.   Real Estate Properties

The Company’s properties are generally leased on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2003 and 2019.  Most leases to a single tenant or group of affiliated tenants are cross-defaulted and cross-guaranteed, and provide for all-or-none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs.  The cost, after impairment write downs, and the carrying value of the properties leased were $1.2 billion and $1.1 billion at December 31, 2002, respectively.  The future minimum lease payments to be received during the current terms of the Company’s leases as of December 31, 2002, are $119.9 million in 2003, $120.0 million in 2004, $120.0 million in 2005, $117.6 million in 2006, $117.6 million in 2007 and $1.0 billion thereafter.

On January 2, 2002, a tenant, HEALTHSOUTH Corporation (“HEALTHSOUTH”), settled its non-monetary default with the Company by exchanging properties.  The Company delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from the Company, one of which was closed by HEALTHSOUTH creating the non-monetary default.  In exchange, HEALTHSOUTH delivered to the Company title to two rehabilitation hospitals which HEALTHSOUTH leases from the Company.  As part of this settlement, HEALTHSOUTH’s lease was extended from January 2006 to December 2011 and the annual rent was reduced from $10.3 million to $8.7 million.

On January 11, 2002, the Company acquired 31 senior living communities for approximately $600.0 million.  These communities are managed by a subsidiary of Marriott and are leased to Five Star through December 2017, plus a renewal option of 15 years thereafter, for annual minimum rent of $63.0 million, plus percentage rent starting in 2003.  As discussed in Note 14, Marriott intends to sell the stock of the subsidiary which manages these facilities.

On October 25, 2002, the Company acquired nine senior living properties for approximately $62.9 million.  Simultaneously, the Company leased these nine properties to Five Star through December 2019, plus a renewal option of 15 years thereafter, for annual minimum rent of $6.3 million, plus percentage rent starting in 2005.

During 2002, the Company sold a property which had been closed by Five Star earlier in the year and had been classified as an asset held for sale.  The following table provides the components of the Loss From Discontinued Operations included in the Consolidated Statements of Income related to this property:

	2002	2001	2000
Revenues	$—	$4,368	$(110)
Facilities’ operations expense	—	(5,291)	—
Depreciation expense	(40)	(80)	(76)
Impairment loss	(2,450)	—	—
Gain on sale of property	661	—	—
Loss from discontinued operations	$(1,829)	$(1,003)	$(186)

The sold property was combined in one lease with other properties operated by Five Star.  Under the terms of the lease, the rent payable on the combined lease was reduced by 10% of the net proceeds received by the Company from the sale.

During 2000, the Company sold four independent living properties and three nursing homes and recognized gains totaling $27.4 million.

Note 4.   Gain on Foreclosures and Lease Terminations

In connection with the foreclosures and lease terminations which resulted in the Company’s assumption of operations of nursing homes as discussed in Note 2, the Company retained a forfeited $15.0 million security deposit, 1,000,000 common shares of HRPT valued at $6.5 million, 100,000 common shares of the Company, nine properties valued at $10.1 million and the personal property at all of the foreclosed properties and repossessed leased properties.  In addition, recognition of rental income previously deferred related to these properties totaling $19.0 million was accelerated.  These income items were offset by the value of properties deeded to a former tenant, the forgiveness of mortgage debt due from a bankrupt borrower, legal and professional costs, licensing costs, and impairment write-downs of $9.7 million related to certain of the properties and a reserve for repairs and deferred maintenance at these properties of $10.0 million.  The net result of assets received and accelerated deferred income over the assets traded and debts forgiven, various costs, the impairment write-downs and the repairs and maintenance reserve was recorded in 2000 as a $7.1 million gain on foreclosures and lease terminations.

Note 5.   Shareholders’ Equity

The Company has reserved 1,300,000 shares of the Company’s common shares under the terms of the 1999 Incentive Share Award Plan (the “Award Plan”).  During the year ended December 31, 2002, 13,200 common shares were awarded to officers of the Company and certain employees of the Company’s investment manager pursuant to this plan.  In addition, the Company’s independent trustees are each awarded 500 common shares annually as part of their annual fees.  The shares awarded to the trustees vest immediately.  The shares awarded to the Company’s officers and certain employees of its investment manager vest over a three-year period.  At December 31, 2002, 1,257,100 of the Company’s common shares remain reserved for issuance under the Award Plan.  All share awards are expensed at the time of the grants.

Cash distributions paid or payable by the Company for the years ended December 31, 2002, 2001 and 2000, were $1.24 per share, $1.20 per share and $1.20 per share, respectively.  In connection with the Five Star Spin-Off, the Company distributed one share of Five Star for every ten shares of the Company to the Company’s shareholders on December 31, 2001, which was valued at $0.726 per common share of the Company for income tax purposes.  This valuation was based upon the trading price of Five Star shares at the time of the Five Star Spin-Off.

Note 6.   Spin-off Transaction

As discussed in Note 2, the Company completed the Five Star Spin-Off by distributing 4,342,170 common shares of Five Star to its shareholders on December 31, 2001.  Concurrent with the Five Star Spin-Off, the Company entered into a lease agreement with Five Star for 55 healthcare facilities expiring in 2018 and Five Star assumed the Company’s leasehold for one additional facility.  As discussed in Note 3, the Company sold one of these properties in 2002.  The minimum rent for these facilities is $6.9 million per year.  In addition, percentage rent will be due starting in 2004.  The Company also entered into a transaction agreement to govern the initial capitalization of Five Star and other events related to the Five Star Spin-Off.  Pursuant to the transaction agreement, the Company provided initial capitalization of $50.0 million of equity to Five Star which consisted of cash and working capital related to the operations of the 56 facilities plus two properties with a net book value of $2.2 million.  Simultaneous with the Five Star Spin-Off, Five Star became a public company listed on the American Stock Exchange.  The Company incurred $3.7 million of expenses relating to the Five Star Spin-Off, which included costs of distributing Five Star shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees and Five Star’s American Stock Exchange listing fees.

Note 7.   Transactions with Affiliates

The Company has an agreement with Reit Management & Research LLC (“RMR”) for RMR to provide investment, management and administrative services to the Company.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, each a managing trustee and member of the Company’s board of trustees.  RMR is compensated annually based on a formula amount of gross invested real estate assets.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in restricted common shares of the Company.  Investment advisory fees paid to RMR for the years ended December 31, 2002, 2001 and 2000, were $6.6 million, $3.2 million and $3.7 million, respectively.  To date, the Company has not paid any incentive fees to RMR.

As a result of the nursing home bankruptcies and settlements discussed in Note 2, subject to the receipt of necessary healthcare licenses, the Company assumed operating responsibilities for healthcare facilities effective July 1, 2000.  Nursing care and other services were provided at these properties to approximately 5,000 residents.  Under tax laws and regulations applicable to REITs, the Company was required to engage a contractor to manage these properties after a 90 day transition period. The Company entered into management agreements with FSQ, Inc., to provide these services beginning in 2000.  FSQ, Inc., was owned by Messrs. Martin and Portnoy, the Company’s managing trustees, until January 2, 2002.  Under these management agreements, during the first 90 days FSQ, Inc., was paid its costs and expenses incurred in managing the facilities for the Company and thereafter it was paid a fee equal to five percent of patient revenues at the managed facilities.  During 2001 and 2000, the fees paid to FSQ, Inc., by the Company totaled $11.5 million and $5.1 million, respectively.  This amount includes fees with respect to all services provided by FSQ, Inc., to the Company including those described in this paragraph and in the next paragraph.

As part of the bankruptcy settlement agreement between the Company and one of its former tenants, in partial satisfaction of its financial obligations to the Company, the former tenant conveyed nine nursing homes free of debt to the Company.  Under tax laws and regulations applicable to REITs during 2000, the Company was unable to operate nursing homes that were not previously owned and leased or mortgaged by the Company.

Accordingly, new corporations were created to take title to and operate these nine nursing homes, and Messrs. Martin and Portnoy each purchased 0.5% of the beneficial ownership and 50% of the voting control while the Company retained 99% of the beneficial ownership and no voting control (the “99-1 Corporations”).  Effective January 1, 2001, applicable laws were changed to permit REITs to have voting control of taxable REIT subsidiaries (“TRSs”).  Effective January 1, 2001, Messrs. Martin and Portnoy sold their beneficial ownership and voting control of the 99-1 Corporations to the Company for their historical investment.  The nursing homes owned by these 99-1 Corporations and TRSs were managed by FSQ, Inc.

In connection with the Five Star Spin-Off, the Company entered into a transaction agreement with Five Star, FSQ, Inc. and RMR.  The transaction agreement provided for, among other things, (i) the capitalization of Five Star by the Company with $50.0 million of equity consisting of cash, property and working capital, (ii) the spin-off of Five Star, (iii) the lease of 55 senior living facilities to Five Star, which became effective December 31, 2001, (iv) the lease to Five Star of 31 senior living facilities to be acquired from Crestline Capital Corporation, which became effective when that acquisition closed on January 11, 2002, and (v) a right of first refusal granted by Five Star to the Company, before it acquires or finances any real estate investments of the type in which the Company invests.  In order to acquire the personnel, systems and assets necessary for Five Star to operate facilities which it leases from the Company, the transaction agreement also provided for the merger of FSQ, Inc. into a Five Star subsidiary and for Five Star’s entering into a shared services agreement with RMR pursuant to which RMR agreed to provide services similar to the services previously provided by RMR to FSQ, Inc. That FSQ, Inc. merger into Five Star was concluded on January 2, 2002, and as consideration in the merger, Five Star issued 125,000 shares of its common stock to each of Messrs. Martin and Portnoy, having a total value (based on the average high and low trading price of Five Star’s common stock on the American Stock Exchange on January 2, 2002) of $1.9 million  ($7.50 per share).  Messrs. Martin and Portnoy are the managing directors of Five Star.  In connection with this merger, the Company’s board of trustees received an opinion from an internationally recognized investment banking firm to the effect that the consideration provided for in the merger agreement was fair, from a financial point of view, to Five Star.

Pursuant to the Five Star Spin-Off transaction agreement, the Company agreed to contribute $50.0 million of equity consisting of cash, property and working capital to Five Star on December 31, 2001.  Amounts were estimated on December 31, 2001 and the transaction agreement provided that a true up of amounts contributed would be completed subsequent to the year end.  The amount owed to the Company by Five Star was approximately $3.3 million as of December 31, 2001, and was included in Due from Affiliates in the Consolidated Balance Sheet at December 31, 2001.  This amount was paid by Five Star to the Company during 2002.

In October 2002, the Company and Five Star jointly acquired substantially all of the assets of Constellation Health Services, Inc. (“Constellation”), an affiliate of Constellation Energy Group, Inc. for approximately $77.2 million.  The assets of Constellation which were acquired by the Company and Five Star consisted of 15 senior living communities.  Seven of the 15 communities were purchased by Five Star for approximately $27.0 million.  The remaining eight communities were acquired from Constellation by the Company for approximately $50.2 million.  Simultaneous with the Company’s acquisition of the eight communities from Constellation, the Company also purchased one senior living community from Five Star for approximately $12.7 million.  Five Star had acquired the property in April 2002 and the Company’s purchase price approximated Five Star’s net book value at the time of the sale to the Company.  All nine communities purchased by the Company are leased to Five Star under one lease to December 2019 for annual minimum rent of $6.3 million, plus percentage rent starting in 2005.

Note 8.   Indebtedness

On June 27, 2002, the Company entered into a new revolving bank credit facility to replace its previous credit facility which had been scheduled to mature in September 2002.  The new credit facility matures in November 2005 and may be extended to November 2006 upon the payment of an extension fee.  The new credit facility permits borrowings up to $250.0 million, which amount may be expanded to $500.0 million in certain circumstances.  Drawings under the new credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  The interest rate (2.95% at December 31, 2002) on borrowings under the new credit facility are calculated as a spread above LIBOR. The new credit facility is available for acquisitions, working capital and general business purposes.  As of December 31, 2002, $81.0 million was outstanding and $169.0 million was available for drawing under the new credit facility.

At December 31, 2002, the Company had $245.0 million of senior unsecured notes outstanding.  The notes carry interest at a fixed rate of 8 5/8% per annum and are due in 2012. Interest on the notes is payable semi-annually in arrears and no principal payments are due until maturity.  The notes were sold at a discount and the unamortized balance of the discount at December 31, 2002, was $1.3 million.

The Company’s secured debt and capital leases totaled $32.6 million at December 31, 2002.  This debt consists of (i) $9.1 million of mortgages due in July 2003 secured by two properties which require interest (2.25% at December 31, 2002) to be paid monthly at prime less a discount; (ii) $14.7 million of bonds due in December 2027 secured by one property which requires annual interest of 5.875% payable semi-annually; and (iii) capital lease obligations of $8.8 million related to two properties leased to May 2016 with an effective interest rate of 7.7%.  The carrying value and accumulated depreciation of the assets associated with the properties under capital lease were $17.5 million and $463,000, respectively.  The lease payments required to be made over the next five years are $1.5 million in 2003, and $1.4 million in each of 2004, 2005, 2006 and 2007.

Note 9.   Trust Preferred Securities

At December 31, 2002, a wholly-owned finance subsidiary of the Company had 1,095,750 shares of 10.125% trust preferred securities outstanding, with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million.  This finance subsidiary exists solely to issue the trust preferred securities and its own common securities and to hold 10.125% junior subordinated debentures due June 15, 2041 issued by the Company, which are its sole assets.  The Company can redeem the debentures for their liquidation amount in whole or in part on or after June 15, 2006.  When the debentures are redeemed or repaid at maturity, a like amount of trust preferred securities will be redeemed by this finance subsidiary.  The Company has provided a full and unconditional guarantee of this finance subsidiary’s obligations related to the trust preferred securities arising out of payments on or redemptions of the debentures.  The underwriting commissions and other costs are being amortized over the 40 year life of the trust preferred securities and the debentures.

Note 10.  Segment Information

For 2002 and 2000, the Company had one reportable segment, leasing.  During 2001, the Company had two reportable segments, leasing and facilities’ operations.  Revenues of the leasing segment were derived from rental agreements for properties that are leased to third party operators.  Revenues of the facility operations segment were derived from services provided to patients at the healthcare facilities operated for the Company’s account.  Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities’ operations.  The following table is a summary of these reportable segments as of and for the year ended December 31, 2001.  Because the Company only operated in one segment during 2002 and 2000, a comparative table is not presented (dollars in thousands):

	Year Ended December 31, 2001
	Leasing	Facilities’ Operations	Unallocated	Total
Revenues	$47,430	$224,867	$2,347	$274,644

Interest expense	—	—	5,879	5,879
Depreciation expense	13,129	6,222	—	19,351
Facilities’ operations expense	—	217,910	—	217,910
General and administrative expenses
- Recurring	4,129	—	—	4,129
- Related to foreclosures and lease terminations	—	—	4,167	4,167
Five Star Spin-Off costs	—	—	3,732	3,732
Total	17,258	224,132	13,778	255,168
Income from continuing operations before distributions on trust preferred securities	30,172	735	(11,431)	19,476
Distributions on trust preferred securities	—	—	(1,455)	(1,455)
Net income (loss)	$30,172	$735	$(12,886)	$18,021

Real estate properties, at cost	$448,561	$144,638	$—	$593,199

Note 11.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and trust preferred securities.  The fair values of the senior notes, mortgage debt and trust preferred securities are based on estimates using discounted cash flow analysis and currently prevailing market rates.  The fair values of the financial instruments were not materially different from their carrying values at December 31, 2002 and 2001, except as follows (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Trust preferred securities	$27,394	$28,764	$27,394	$27,394

Note 12.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2002 and 2001 (dollars in thousands):

	At December 31, 2002		Year Ended December 31, 2002
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$819,795	66%	$70,405	61%
Marriott	325,472	26%	31,246	27%
HEALTHSOUTH(2)	43,553	4%	8,718	8%
All others	49,667	4%	5,191	4%
	$1,238,487	100%	$115,560	100%

	At December 31, 2001		Year Ended December 31, 2001
	Investment(1)	% of Total	Revenue	% of Total
Marriott	$325,472	73%	$30,894	65%
HEALTHSOUTH	73,422	16%	10,271	22%
All others	49,667	11%	6,265	13%
	$448,561	100%	$47,430	100%

(1)          Historical costs before previously recorded depreciation and, in certain instances, after impairment losses.  In 2001, excludes $144,638 related to properties which were operated for the Company’s account.

(2)          On January 2, 2002, five nursing home properties were exchanged for two rehabilitation hospitals as discussed in Note 3.  The investment in the two new hospitals is the net book value of the five nursing home properties given up at the time of the exchange.

Note 13. Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations of the Company for 2002 and 2001 (dollars in thousands, except per share amounts):

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,707	$30,378	$30,377	$32,835
Income from continuing operations before gain on sale of properties	11,640	13,067	13,142	14,164
Net income	11,620	10,596	13,142	14,826
Per share data:
Income from continuing operations before gain on sale of properties	0.23	0.22	0.22	0.24
Net income	0.23	0.18	0.22	0.25

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues(1)	$67,577	$66,236	$67,814	$73,017
Income from continuing operations before gain on sale of properties	2,890	3,053	5,868	6,210
Net income	2,836	2,750	5,522	5,910
Per share data:
Income from continuing operations before gain on sale of properties	0.11	0.11	0.21	0.15
Net income	0.11	0.11	0.19	0.14

(1)   2001 revenues include patient revenues from facilities’ operations.

Note 14.  Commitments and Contingencies

The Company currently owns 45 senior living communities which are operated by Marriott Senior Living Services, Inc. (“MSLS”).  Fourteen of these communities with 4,030 living units are leased to MSLS to 2013 and that lease is guaranteed by Marriott.  The remaining 31 communities with 7,476 living units are leased to Five Star to 2017 and managed by MSLS.  At the time these properties were acquired by the Company they were subject to long term MSLS management contracts.  Marriott provides many of the services required from MSLS under the management contracts, but Marriott has not guaranteed Five Star’s lease to the Company.

Shortly after it began to lease the 31 communities managed by MSLS and Marriott, Five Star began to question the financial and operations management.  Among other matters, Five Star questioned:  (i) whether Marriott’s pooled insurance costs were fairly allocated to the communities and to other operations of Marriott; (ii) whether Marriott realized unfair profits by purchasing goods and services for these communities from Marriott affiliated businesses; (iii) whether Marriott and MSLS improperly charged the communities for home office personnel and costs which should have been borne by Marriott and MSLS in return for their management fees; (iv) whether excessive amounts of the 31 communities revenues were retained by MSLS and Marriott as working capital cash and used for other Marriott operations without compensation to Five Star; (v) whether deposits received from the communities’ residents were improperly retained by Marriott or MSLS and used interest free for Marriott’s own purposes; (vi) whether MSLS and Marriott were directing business away from the managed communities to other properties which MSLS operates for its own account; (vii) whether adequate collection procedures were in effect to reduce bad debt expenses or if uncollectable revenues were accrued to inflate management fees; (viii) whether MSLS and Marriott refused to prepare a plan to close a chronically loss producing property in order to continue collecting management fees; and (ix) generally whether the managed communities are being properly marketed and managed.  Marriott and MSLS denied that they breached their obligations under the management contracts; however, as a result of these inquiries and after demand notices, Marriott has to date paid Five Star a total of approximately $2.3 million.

In July 2002, Marriott publicly announced its intention to exit the senior living management business and hired an investment bank to auction MSLS.  The Company and Five Star submitted a combined bid for MSLS, but that bid was not accepted.  During this auction process, the Company and Five Star asserted that the management contracts require their approval for, or otherwise restricted, the sale of MSLS.  Marriott denied this assertion.

On November 27, 2002, Marriott and MSLS sued the Company and Five Star in the Circuit Court for Montgomery County, Maryland.  This lawsuit seeks a declaration that Marriott and MSLS have not breached the management contracts, or, if they have breached, that their breaches are not sufficiently material to permit termination of the management contracts.  The Company and Five Star have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages.  A preliminary injunction was issued in this case on January 28, 2003, upon Marriott’s and MSLS’s request, which prohibits the Company and Five Star from terminating the management contracts until completion of the trial.

Also on November 27, 2002, the Company and Five Star sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts.  An amended complaint was filed on January 27, 2003.  Among other matters, this lawsuit sought a declaration that the Company and Five Star may terminate the management agreements in the event of a sale of MSLS.  In December 2002, the Company’s and Five Star’s request for a preliminary injunction to prevent the sale of MSLS until trial was denied.  Thereafter, on December 30, 2002, Marriott announced that it had entered an agreement to sell MSLS to Sunrise Assisted Living, Inc. (“Sunrise”).  A hearing on the Company’s and Five Star’s request for a preliminary determination of the rights of the parties upon completion of the proposed sale was held on February 21, 2003.  At the same February 21 hearing, the court also considered Marriott’s and MSLS’s motion to dismiss the amended complaint.  On March 4, 2003, the Massachusetts court granted the motion to dismiss.  The Company and Five Star intend to seek reconsideration and are considering whether to appeal the Massachusetts court decision.

The Company believes that Marriott and MSLS have materially breached the management agreements.  The Company also believes that the management agreements may be terminated if MSLS is sold to Sunrise.  However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

Five Star has continued to pay rent for the 31 communities involved in this litigation.  If the management contracts are terminated, the Company believes Five Star will be able to operate the communities involved in this litigation.  The Company is unable to predict whether MSLS owned by Sunrise will be able to manage these communities or whether that management may adversely affect Five Star’s ability to pay rent.

In connection with obtaining regulatory approval for the acquisition and lease of one senior living property, the Company provided a guaranty and a security interest in that property of certain prepaid service obligations to residents; and the Company is contingently liable in the event the tenant, Five Star, or operator, MSLS, of this property fail to provide these future services.  In addition, the Company guarantees approximately $11.3 million of surety bonds and insurance premiums for this tenant.

Note 15. Subsequent Events

On February 28, 2003, the Company entered a transaction with Alterra Healthcare Corporation (“Alterra”) as follows:

•                            The Company purchased from Alterra 18 assisted living facilities with 894 living units located in ten states.  The purchase price of $61.0 million was paid in cash drawn under the Company’s revolving bank credit facility.  Simultaneously with this purchase the Company leased these properties to a subsidiary of Alterra for an initial term through 2017, plus renewal options.  The rent payable under this lease is $7.0 million per year plus increases starting in 2004 based upon increases in the gross revenues at the leased properties.

•                            The Company provided mortgage financing to Alterra for six assisted living facilities with 202 living units located in two states.  The amount of this mortgage loan is $6.9 million.  The   interest rate is 8% per year.  The maturity of this loan is June 30, 2004, but the Company expects it may be prepaid as Alterra sells the mortgaged properties.

As of March 14, 2003, Alterra sold one of the six mortgaged properties and the sales proceeds of approximately $850,000 were paid to the Company and applied as a reduction of the mortgage loan balance.  Alterra filed for bankruptcy reorganization in January 2003.  The Company’s investment in properties leased and mortgaged by Alterra was intended to help fund Alterra’s reorganization.  The Alterra Bankruptcy Court approved the terms of the Company’s investment with Alterra, and that approval included a decision that payments due under this lease and mortgage are accorded priority status under the Bankruptcy Code.

                In March 2003, the Company terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to the Company.  Five Star has agreed to manage this nursing home until it is re-leased or sold.  Five Star will be paid a management fee of 5% of the gross revenues from this nursing home.

On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated several SEC regulations by overstating their historical earnings and assets.  Through the date of this report, HEALTHSOUTH is current in its payment obligations to the Company, but, at this time, the Company does not have sufficient information about the SEC allegations against HEALTHSOUTH to know what impact they may have on its lease.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(Dollars in Thousands)

Location	State	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Impairment	Cost Amount Carried at Close of Period 12/31/02			(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
		Land	Buildings and Equipment			Land	Buildings and Equipment	Total(1)
Peoria	AZ	2,687	15,843	255	—	2,687	16,098	18,785	435	01/11/02	1990
Scottsdale	AZ	2,315	13,650	328	—	2,315	13,978	16,293	378	01/11/02	1984
Tucson	AZ	4,429	26,119	641	—	4,429	26,760	31,189	735	01/02/02	1989
Yuma	AZ	223	2,100	63	—	223	2,163	2,386	633	06/30/92	1984
Yuma	AZ	103	604	28	—	103	632	735	195	06/30/92	1984
Scottsdale	AZ	979	8,807	91	—	941	8,936	9,877	1,926	05/16/94	1990
Sun City	AZ	1,174	10,569	173	—	1,189	10,727	11,916	2,290	06/17/94	1990
San Diego	CA	9,142	53,904	482	—	9,142	54,386	63,528	1,462	01/11/02	1987
Arleta	CA	230	2,070	167	—	229	2,238	2,467	138	11/01/00	1976
Fresno	CA	738	2,577	188	—	738	2,765	3,503	971	12/28/90	1963
Lancaster	CA	601	1,859	1,071	—	601	2,930	3,531	972	12/28/90	1969
Stockton	CA	382	2,750	47	—	382	2,797	3,179	839	06/30/92	1968
Thousand Oaks	CA	622	2,522	354	—	622	2,876	3,498	985	12/28/90	1965
Van Nuys	CA	716	378	258	—	718	634	1,352	255	12/28/90	1969
Laguna Hills	CA	3,132	28,184	475	—	3,172	28,619	31,791	5,934	09/09/94	1975
Canon City	CO	292	6,228	172	(3,512)	292	2,888	3,180	188	09/26/97	1970
Colorado Springs	CO	245	5,236	195	(3,031)	245	2,400	2,645	165	09/26/97	1972
Delta	CO	167	3,570	143	—	167	3,713	3,880	509	09/26/97	1963
Grand Junction	CO	6	2,583	1,390	—	136	3,843	3,979	976	12/30/93	1978
Grand Junction	CO	204	3,875	388	—	204	4,263	4,467	1,195	12/30/93	1968
Lakewood	CO	232	3,766	818	—	232	4,584	4,816	1,504	12/28/90	1972
Littleton	CO	185	5,043	471	—	185	5,514	5,699	1,887	12/28/90	1965
New Haven	CT	1,681	14,953	1,303	(12,154)	1,681	4,102	5,783	1,851	05/11/92	1971
Waterbury	CT	1,003	9,023	988	(5,694)	1,003	4,317	5,320	1,753	05/11/92	1974
Newark	DE	2,010	11,852	291	—	2,010	12,143	14,153	329	01/11/02	1991
Wilmington	DE	4,365	25,739	355	—	4,365	26,094	30,459	703	01/11/02	1988
Wilmington	DE	1,179	6,950	173	—	1,179	7,123	8,302	195	01/11/02	1974
Wilmington	DE	38	227	129	—	38	356	394	12	01/11/02	1965
Wilmington	DE	869	5,126	179	—	869	5,306	6,175	145	01/11/02	1989
Coral Springs	FL	3,410	20,104	286	—	3,410	20,389	23,799	552	01/11/02	1984
Deerfield Beach	FL	3,196	18,848	276	—	3,196	19,124	22,320	516	01/11/02	1990
Fort Lauderdale	FL	22	129	96	—	22	224	246	9	01/11/02	1949
Fort Myers	FL	369	2,174	67	—	369	2,241	2,610	60	01/01/02	1990
Palm Harbor	FL	3,449	20,336	283	—	3,449	20,619	24,068	559	01/11/02	1989
West Palm Beach	FL	2,061	12,153	213	—	2,061	12,366	14,427	335	01/11/02	1988
Boca Raton	FL	4,404	39,633	798	—	4,475	40,361	44,836	8,700	05/20/94	1994
Palm Harbor	FL	3,327	29,945	591	—	3,379	30,484	33,863	6,571	05/16/94	1992
Port St. Lucie	FL	1,223	11,009	219	—	1,242	11,209	12,451	2,416	05/20/94	1993
Deerfield Beach	FL	1,664	14,972	298	—	1,690	15,245	16,935	3,286	05/16/94	1986
Fort Myers	FL	2,349	21,137	419	—	2,385	21,520	23,905	4,506	08/16/94	1984
College Park	GA	300	2,702	75	—	300	2,777	3,077	576	05/15/96	1985
Dublin	GA	442	3,982	186	—	442	4,168	4,610	820	05/15/96	1968
Glenwood	GA	174	1,564	50	—	174	1,614	1,788	317	05/15/96	1972
Marietta	GA	300	2,702	87	—	300	2,789	3,089	554	05/15/96	1967
Clarinda	IA	77	1,453	469	—	77	1,922	1,999	516	12/30/93	1968
Council Bluffs	IA	225	893	283	—	225	1,176	1,401	303	04/01/95	1963
Des Moines	IA	123	627	49	—	123	676	799	64	07/01/00	1965
Glenwood	IA	322	2,098	44	—	322	2,142	2,464	175	07/01/00	1964
Mediapolis	IA	94	1,776	336	—	94	2,112	2,206	579	12/30/93	1973
Pacific Junction	IA	32	306	37	—	32	343	375	80	04/01/95	1978
Winterset	IA	111	2,099	583	—	111	2,682	2,793	718	12/30/93	1973
Arlington Heights	IL	3,621	32,587	534	—	3,665	33,077	36,742	6,858	09/09/94	1986
Indianapolis	IN	2,781	16,396	314	—	2,781	16,710	19,491	450	01/11/02	1986
Overland Park	KS	1,274	11,426	10	—	1,274	11,435	12,709	67	10/25/02	1985
Overland Park	KS	2,568	15,140	239	—	2,568	15,378	17,946	412	01/11/02	1986
Ellinwood	KS	130	1,137	110	—	130	1,247	1,377	264	04/01/95	1972
Lafayette(4)	KY	—	10,848	125	—	—	10,973	10,973	289	01/11/02	1985
Lexington(4)	KY	—	6,394	146	—	—	6,540	6,540	174	01/11/02	1980
Louisville	KY	3,524	20,779	311	—	3,524	21,090	24,614	567	01/11/02	1984
Winchester	MA	3,218	18,988	211	—	3,218	19,200	22,418	516	01/11/02	1980
Braintree	MA	3,193	16,652	17	—	3,193	16,669	19,862	1,330	01/02/02	1975
Woburn	MA	3,809	19,862	20	—	3,809	19,882	23,691	1,586	01/02/02	1984
Bowie	MD	408	3,421	48	—	408	3,469	3,877	20	10/25/02	2000
Easton	MD	383	4,555	60	—	383	4,615	4,998	27	10/25/02	2000
Frederick	MD	385	3,444	47	—	385	3,491	3,876	20	10/25/02	1998
Severna Park	MD	229	9,798	127	—	229	9,925	10,154	57	10/25/02	1998
Silver Spring	MD	1,192	9,288	118	—	1,192	9,406	10,598	55	10/25/02	1996
Silver Spring	MD	3,229	29,065	786	—	3,301	29,779	33,080	6,297	07/25/94	1992
Farmington(5)	MI	474	3,682	34	—	474	3,716	4,190	274	07/01/00	1969
Howell(5)	MI	703	4,227	46	—	703	4,273	4,976	319	07/01/00	1966
Tarkio	MO	102	1,938	492	—	102	2,430	2,532	643	12/30/93	1970
St. Joseph	MO	111	1,027	195	—	111	1,222	1,333	277	06/04/93	1976
Cary	NC	713	4,628	60	—	713	4,688	5,401	28	10/25/02	1999
Ainsworth	NE	25	420	25	—	25	445	470	68	07/01/00	1966
Ashland	NE	28	1,823	54	—	28	1,877	1,905	166	07/01/00	1965
Blue Hill	NE	56	1,063	39	—	56	1,102	1,158	87	07/01/00	1967
Central City	NE	21	919	56	—	21	975	996	91	07/01/00	1969
Columbus	NE	89	561	39	—	89	600	689	55	07/01/00	1955
Edgar	NE	1	138	40	—	1	178	179	37	07/01/00	1971
Exeter	NE	4	626	47	—	4	673	677	70	07/01/00	1965
Grand Island	NE	119	1,446	470	—	119	1,916	2,035	363	04/01/95	1963
Gretna	NE	267	673	51	(29)	237	725	962	86	07/01/00	1972
Lyons	NE	13	797	50	—	13	847	860	85	07/01/00	1969
Milford	NE	24	880	40	—	24	920	944	101	07/01/00	1967
Sutherland	NE	19	1,251	36	—	19	1,287	1,306	111	07/01/00	1970
Utica	NE	21	569	55	—	21	624	645	64	07/01/00	1966
Waverly	NE	529	686	49	—	529	735	1,264	85	07/01/00	1989
Lakewood(6)	NJ	4,885	28,803	325	—	4,885	29,128	34,013	784	01/11/02	1987
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	2,123	09/29/95	1994
Albuquerque	NM	3,828	22,572	340	—	3,828	22,912	26,740	621	01/11/02	1986
Columbus	OH	—	27,778	393	—	—	28,171	28,171	748	01/11/02	1989
Grove City	OH	332	3,081	32	—	332	3,113	3,445	742	06/04/93	1965
Canonsburg	PA	1,499	13,493	606	—	1,518	14,080	15,598	7,354	03/01/91	1985
Myrtle Beach	SC	543	3,202	137	—	543	3,339	3,882	89	01/11/02	1980
Huron	SD	144	3,108	4	—	144	3,112	3,256	916	06/30/92	1968
Huron	SD	45	968	1	—	45	969	1,014	285	06/30/92	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	906	06/30/92	1960
Dallas	TX	4,709	27,768	336	—	4,709	28,104	32,813	756	01/11/02	1990
El Paso	TX	2,301	13,567	269	—	2,301	13,836	16,137	370	01/11/02	1987
Houston	TX	5,537	32,647	396	—	5,537	33,043	38,580	888	01/11/02	1989
San Antonio	TX	4,283	25,256	258	—	4,283	25,514	29,797	688	01/11/02	1989
Woodlands	TX	3,694	21,782	258	—	3,694	22,040	25,734	593	01/11/02	1988
Bellaire	TX	1,223	11,010	177	—	1,238	11,172	12,410	2,408	05/16/94	1991
Fredericksburg	VA	287	8,480	99	—	287	8,579	8,866	51	10/25/02	1998
Richmond	VA	134	3,191	11	—	134	3,202	3,336	19	10/25/02	1999
Virginia Beach	VA	881	7,926	141	—	893	8,055	8,948	1,736	05/16/94	1990
Arlington	VA	1,859	16,734	296	—	1,885	17,004	18,889	3,596	07/25/94	1992
Charlottesville	VA	2,936	26,422	471	—	2,976	26,853	29,829	5,733	06/17/94	1991
Seattle	WA	256	4,869	67	—	256	4,936	5,192	1,398	11/01/93	1964
Brookfield	WI	832	3,849	8,092	(6,552)	832	5,389	6,221	986	12/28/90	1964
Clintonville	WI	49	1,625	157	—	30	1,801	1,831	605	12/28/90	1965
Clintonville	WI	14	1,695	80	—	14	1,775	1,789	601	12/28/90	1960
Madison	WI	144	1,633	146	—	144	1,779	1,923	603	12/28/90	1920
Milwaukee	WI	277	3,883	61	—	277	3,944	4,221	1,246	03/27/92	1969
Pewaukee	WI	984	2,432	78	—	984	2,510	3,494	824	09/10/98	1963
Waukesha	WI	68	3,452	2,294	—	68	5,746	5,814	1,670	12/28/90	1958
Laramie	WY	191	3,632	274	—	191	3,906	4,097	1,098	12/30/93	1964
Worland	WY	132	2,503	675	—	132	3,178	3,310	831
Totals		$144,506	$1,086,006	$38,947	$(30,972)	$145,037	$1,093,450	$1,238,487	$125,039

(1)   Aggregate cost for federal income tax purposes is approximately $1,397.1 million.

(2)   Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)   Includes acquisition dates of HRPT Properties Trust, our predecessor.

(4)   These properties are subject to our $8.8 million of capital leases.

(5)   These properties are collateral for our $9.1 million of mortgage notes.

(6)   This property is collateral for our $14.7 million of mortgage bonds.

S-1

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 1999	$708,739	$108,709
Additions	30,169	20,140
Disposals	(130,968)	(17,273)
Impairment	(14,545)	(4,895)
Balance at December 31, 2000	593,395	106,681

Balance at December 31, 2000 included in net investment in facilities’ operations	2,609	210
Additions	2,169	19,431
Disposals	(4,974)	(2,070)
Balance at December 31, 2001	593,199	124,252
Additions	678,411	31,637
Disposals	(33,123)	(30,850)
Balance at December 31, 2002	$1,238,487	$125,039

S-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	March 26, 2003
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	March 26, 2003
John R. Hoadley

/s/ Frank J. Bailey	Trustee	March 26, 2003
Frank J. Bailey

/s/ Arthur G. Koumantzelis	Trustee	March 26, 2003
Arthur G. Koumantzelis

/s/ John L. Harrington	Trustee	March 26, 2003
John L. Harrington

/s/ Gerard M. Martin	Trustee	March 26, 2003
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 26, 2003
Barry M. Portnoy

I, Barry M. Portnoy, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Senior Housing Properties Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/Barry M. Portnoy
Barry M. Portnoy
Managing Trustee

I, Gerard M. Martin, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Senior Housing Properties Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/Gerard M. Martin
Gerard M. Martin
Managing Trustee

I, David J. Hegarty, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Senior Housing Properties Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

I, John R. Hoadley, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Senior Housing Properties Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer