Form 10-Q
period 2003-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2003-05-01
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

Number of registrant’s common shares outstanding as of April 29, 2003:  58,436,900.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

MARCH 31, 2003

As used herein the terms “we”, “us”, “our” and “Senior Housing” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$151,937	$145,037
Buildings and improvements	1,148,896	1,093,450
	1,300,833	1,238,487
Accumulated depreciation	(133,692)	(125,039)
	1,167,141	1,113,448

Mortgage receivable	6,051	—

Cash and cash equivalents	14,286	8,654
Restricted cash	10,907	12,364
Other assets	20,675	23,734
Total assets	$1,219,060	$1,158,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$158,000	$81,000
Senior unsecured notes due 2012, net of discount	243,781	243,746
Secured debt and capital leases	32,599	32,618
Rent collected in advance	557	7,342
Security deposits	1,585	1,585
Other liabilities	8,610	12,189
Total liabilities	445,132	378,480

Trust preferred securities	27,394	27,394

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 58,437 shares issued and outstanding, respectively	584	584
Additional paid-in capital	853,637	853,637
Cumulative net income	117,934	105,875
Cumulative distributions	(227,420)	(209,304)
Unrealized gain on investments	1,799	1,534
Total shareholders’ equity	746,534	752,326
Total liabilities and shareholders’ equity	$1,219,060	$1,158,200

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Rental income	$30,274	$26,535
FF&E reserve income	—	1,664
Interest and other income	1,076	508
Total revenues	31,350	28,707

Expenses:
Interest	7,146	7,382
Depreciation	8,653	7,128
General and administrative	2,789	1,854
Total	18,588	16,364
Income from continuing operations before distributions on trust preferred securities	12,762	12,343
Distributions on trust preferred securities	703	703
Income from continuing operations	12,059	11,640
Loss from discontinued operations	—	(20)
Net income	$12,059	$11,620

Weighted average shares outstanding	58,437	50,255

Basic and diluted earnings per share: Basic and diluted earnings per share data:
Income from continuing operations	$0.21	$0.23
Loss from discontinued operations	—	—
Net income	$0.21	$0.23

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$12,059	$11,620
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	8,653	7,128
Amortization of deferred finance costs and discounts	450	222
FF&E reserve income	—	(1,664)
Changes in assets and liabilities:
Other assets	3,020	3,098
Rent collected in advance	(6,785)	226
Other liabilities	(3,579)	4,803
Cash provided by operating activities	13,818	25,433

Cash flows from investing activities:
Real estate acquisition	(61,000)	(551,683)
Mortgage financing provided	(6,900)	—
Mortgage financing repaid	849	—
Cash used for investing activities	(67,051)	(551,683)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	195,210
Proceeds from borrowings on revolving bank credit facility	82,000	230,000
Repayments of borrowings on revolving bank credit facility	(5,000)	(208,000)
Repayment of debt	(19)	(25,000)
Deferred financing fees	—	(639)
Distributions to shareholders	(18,116)	(13,027)
Cash provided by financing activities	58,865	178,544

Increase (decrease) in cash and cash equivalents	5,632	(347,706)
Cash and cash equivalents at beginning of period	8,654	352,026
Cash and cash equivalents at end of period	$14,286	$4,320

Supplemental cash flow information:
Cash paid for interest	$11,330	$1,816

Non-cash investing and financing activities:
Debt assumed in acquisition	—	49,055
Real estate acquired in a property exchange	—	(43,308)
Real estate disposed of in a property exchange, net	—	43,308
Deposits into FF&E reserve	—	1,464
Purchases of fixed assets with FF&E reserve	(1,346)	(1,027)

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between Senior Housing Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Summary of Significant Accounting Policies

EARNINGS PER COMMON SHARE.  Earnings per common share is computed using the weighted average number of shares outstanding during the period.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

NEW ACCOUNTING PRONOUNCEMENTS.  In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  Our adoption of FAS 145 on January 1, 2003, had no impact on our financial position or results of operations.

DEFERRED PERCENTAGE RENTS.  The Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”) generally requires us to recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three months ended March 31, 2003 and 2002, was $760,000 and $753,000, respectively.

SEGMENT REPORTING.  We operate in one segment, leasing operations.

Note 3.  Real Estate Properties

At March 31, 2003, we owned 137 properties and held mortgages on five other properties, for a total of 142 properties in 31 states.

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

•                            We provided mortgage financing to Alterra for six assisted living facilities with 202 living units located in two states.  The amount of this mortgage loan was $6.9 million.  The interest rate is 8% per year.  The maturity of this loan is June 30, 2004, but we expect it may be prepaid as Alterra sells the mortgaged properties.

•                            Alterra filed for bankruptcy reorganization in January 2003 and is currently operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  Our investment in properties leased and mortgaged by Alterra was intended to help fund Alterra’s reorganization.  The Alterra Bankruptcy Court approved the terms of our investment with Alterra, and that approval included a decision that payments due to us under this lease and mortgage are accorded priority status under the Bankruptcy Code.

In March 2003, Alterra sold one of the six mortgaged properties and the sales proceeds of $849,000 were paid to us and applied as a reduction of the mortgage loan balance.

In March 2003, we terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to us.  Five Star Quality Care, Inc. (“Five Star”), a  separate tenant of ours, has agreed to manage this nursing home until it is re-leased or sold.  Five Star will be paid a management fee of 5% of the gross revenues at this nursing home.

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Net income	$12,059	$11,620
Other comprehensive income:
Change in unrealized gain on investments	265	415
Comprehensive income	$12,324	$12,035

Note 5.  Unrealized Gain on Investments

As of March 31, 2003, we owned one million HRPT Properties Trust (“HRPT”) common shares and 35,000 shares of Five Star, which are carried at fair market value in Other Assets.  The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between HRPT’s and Five Star’s quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on March 31, 2003 ($8.51 and $1.20 per share, respectively).

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  The revolving bank credit facility matures in November 2005 and may be extended to November 2006 upon payment of an extension fee.  The interest rate (2.78% at March 31, 2003) is LIBOR plus a premium. The revolving bank credit facility is available for acquisitions, working capital and for general business purposes.  As of March 31, 2003, $158.0 million was outstanding and $92.0 million was available for drawing under the revolving bank credit facility.

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due in April 2015.  Interest on the notes is payable semi–annually in arrears and no principal payments are due until maturity.  The notes were sold at a discount of $291,000.  The notes are governed by an indenture and related supplements, which contain a number of financial ratio covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.  The net proceeds from this issuance were $146.2 million, after the discount and issuance costs, and were used to repay borrowings under our revolving bank credit facility and for general business purposes.  At April 29, 2003, we had zero outstanding on our revolving bank credit facility and $250.0 million available for drawing.

Note 7.  Shareholders’ Equity

On February 21, 2003, we paid a distribution to shareholders of $0.31 per share, or $18.1 million.  On April 3, 2003, we declared a distribution of $0.31 per share, or $18.1 million, which will be paid to shareholders on or about May 21, 2003.

Note 8.  Commitments and Contingencies

On March 28, 2003, Marriott International, Inc. (“Marriott”) sold its senior living subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise Assisted Living, Inc. (“Sunrise”).  MSLS leases 14 properties from us, which generated 24% of our annual rent as of March 31, 2003.  Marriott has guaranteed this lease and in the absence of our agreement, we do not expect that Marriott’s guaranty obligations will be released.  MSLS also manages 31 senior living communities which we lease to Five Star and which generated 49% of our annual rent as of March 31, 2003.  Marriott does not guaranty this lease.  Because we have not seen the results of Sunrise’s management of these properties, we are unable to predict whether MSLS owned by Sunrise will be able to manage these communities effectively or whether that management may adversely affect Five Star’s ability to pay rent.

Shortly after Five Star began to lease the 31 communities in January 2002, Five Star began to question financial and operations management provided by MSLS and Marriott.  On November 27, 2002, Marriott and MSLS sued us and Five Star in the Circuit Court for Montgomery County, Maryland seeking a declaration that Marriott and MSLS had not breached the management contracts, or, if they have breached, that such breach(es) is (are) not sufficiently material to permit termination of the management contracts.  We and Five Star have answered that there have been material breaches sufficient to terminate the management contracts and have counter-claimed for money damages.  A preliminary injunction was issued in this case on January 8, 2003, upon Marriott’s and MSLS’s request, which prohibits us from terminating the management contracts until completion of the trial.  A trial date has been set for April 2004.

Also on November 27, 2002, we and Five Star sued Marriott and MSLS in the Superior Court for Middlesex County, Massachusetts.  On January 27, 2003, we and Five Star filed an amended complaint, seeking, among other things, a declaration that we and Five Star may terminate the management agreements in the event of a sale of MSLS by Marriott.  In December 2002, our and Five Star’s request for a preliminary injunction to prevent the sale of MSLS until the trial was denied.  On December 30, 2002, Marriott announced that it had entered an agreement to sell MSLS to Sunrise.  On February 21, 2003, there was a hearing on our and Five Star’s request for a preliminary determination of the rights of the parties upon completion of the proposed sale to Sunrise, as well as on a motion by Marriott and MSLS to dismiss the amended complaint.  On March 4, 2003, the Massachusetts court granted the motion to dismiss.  We and Five Star have appealed the Massachusetts court decision.

We believe that Marriott and MSLS have materially breached the management agreements.  We also believe that the management agreements may be terminated.  However, the factual and legal issues involved in this litigation are complex and the final outcome of this litigation cannot be predicted.  Also, this litigation is likely to be expensive to conduct and the total amount of this expense cannot be estimated at this time.

On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH Corporation (“HEALTHSOUTH”), alleging that HEALTHSOUTH and certain of its officers committed fraud and violated various securities laws by overstating their historical earnings and assets.  In March 2003, HEALTHSOUTH was notified of defaults under its bank credit facility, and in April 2003, HEALTHSOUTH defaulted on some of its public debt securities.  The rent due to us from HEALTHSOUTH on April 1, 2003 was paid to us on April 3, 2003, within the grace period allowed.

In January 2002, HEALTHSOUTH settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million, among other modifications.  The primary factor which caused us to lower the rent for an extended lease term was the  purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.

Based on the SEC complaint against HEALTHSOUTH and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by over $2 billion, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent to at least $10.3 million per year effective January 1, 2002, and to change the lease term to expire on January 1, 2006, among other matters.  HEALTHSOUTH has not yet answered this complaint and no hearings have been yet scheduled in this case.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Annual Report on Form 10-K for the year ended December 31, 2002, as well as our Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-Q.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of March 31, 2003:

	# of Properties	# of Units/Beds	Investment(1)	% of Investment	Current Annual Rent Revenues	% of Current Annual Rent Revenues
Facility Type
Independent living communities(2)	54	12,253	$1,005,230	76.9%	$100,467	77.6%
Skilled nursing facilities	60	6,040	186,834	14.3%	12,621	9.7%
Hospitals	2	364	43,553	3.3%	8,700	6.7%
Assisted living facilities	26	1,272	71,267	5.5%	7,735	6.0%
Total	142	19,929	$1,306,884	100.0%	$129,523	100.0%

Tenant/Operator
Five Star/Sunrise (3)	31	7,476	$615,944	47.1%	$63,000	48.6%
Marriott/Sunrise (3)	14	4,030	325,472	24.9%	31,182	24.1%
HEALTHSOUTH	2	364	43,553	3.3%	8,700	6.7%
Alterra Healthcare	23	1,076	67,051	5.1%	7,499	5.8%
Five Star #1	54	4,976	141,383	10.9%	6,923	5.3%
Five Star #2	9	747	63,814	4.9%	6,285	4.9%
Genesis Health Ventures	1	156	13,007	1.0%	1,496	1.1%
Integrated Health Services	1	140	15,598	1.2%	1,200	1.0%
4 private companies (combined)	7	964	21,062	1.6%	3,238	2.5%
Total	142	19,929	$1,306,884	100.0%	$129,523	100.0%

Tenant Operating Statistics (4)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Five Star/Sunrise (3)(5)	1.0	x	1.2	x	89%	90%	86%	86%	11%	10%	3%	4%
Marriott/Sunrise (3)	1.2	x	1.5	x	88%	88%	83%	84%	13%	13%	4%	4%
HEALTHSOUTH(6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.5	x	1.5	x	83%	84%	100%	100%	—	—	—	—
Five Star #1	2.6	x	2.6	x	89%	88%	21%	22%	21%	21%	58%	57%
Five Star #2	1.0	x	1.3	x	82%	87%	100%	100%	—	—	—	—
Genesis Health Ventures	1.0	x	1.5	x	95%	95%	18%	30%	38%	41%	44%	29%
Integrated Health Services	1.1	x	1.8	x	86%	90%	23%	28%	21%	26%	56%	46%
4 private companies (combined)	1.9	x	2.1	x	89%	86%	23%	22%	17%	23%	60%	55%

(1)               Includes owned real estate and a $6,051 mortgage investment secured by a first mortgage on five assisted living facilities.

(2)               Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)               On March 28, 2003, Marriott sold its senior living division, MSLS, to Sunrise.  Effective on that date, Sunrise became the manager of the 31 properties leased to Five Star and the tenant/manager of the 14 properties previously leased to MSLS.  Marriott continues to guarantee the lease for the 14 properties.

(4)               All tenant operating statistics are calculated based upon the operating results for the three months ended March 31, for the period indicated, or the most recent three month period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.

(5)               Rent coverage is after non-subordinated management fees of $4,028 and $4,242 in the 2003 and 2002 periods, respectively.

(6)               On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated various securities laws by overstating their historical earnings and assets.  In March 2003, HEALTHSOUTH was notified of defaults under its bank credit facility, and in April 2003, HEALTHSOUTH defaulted on some of its public debt securities.  The rent due to us on April 1, 2003 was paid to us on April 3, 2003, within the grace period allowed.  In March 2003, HEALTHSOUTH issued a press release advising that its historical financial information should not be relied upon.  Because we have reason to doubt the financial information we have from HEALTHSOUTH, we have elected not to disclose any lease coverage information for this tenant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Rental income for the three months ended March 31, 2003, was $30.3 million compared to rental income of $26.5 million for the three months ended March 31, 2002, an increase of $3.8 million, or 14.3%.  This increase is due to the full impact of our acquisition and lease of 40 properties during 2002 and the impact of our acquisition and lease of 18 properties and mortgage financing of five properties in February 2003.

FF&E reserve income for the three months ended March 31, 2003, was zero compared to $1.7 million for the three months ended March 31, 2002.  One of our leases required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was modified, effective October 1, 2002, and the FF&E reserve escrow accounts are owned by the tenant, Five Star, while we have security and remainder interests in these accounts and in property purchased with funding from these accounts.  As a result, we no longer record FF&E reserve income.

Interest and other income for the three months ended March 31, 2003 and 2002, each include $200,000 of dividend income from one million shares of HRPT that we own.  Also included in interest and other income for the three months ended March 31, 2003, is $750,000 of proceeds from the sale of a promissory note.  In connection with one of our 2002 acquisitions, we were assigned the rights under a promissory note from an unrelated third party.  The promissory note was attributed zero value at the time of the assignment.  In March 2003, we sold the note to an affiliate of the note obligor for $750,000.

Interest expense for the three months ended March 31, 2003, was $7.1 million compared to interest expense for the three months ended March 31, 2002, of $7.4 million, a decrease of $300,000, or 4.1%.  The decrease was due mainly to a decrease in the average interest rate on our revolving bank credit facility which was only partially offset by an increase in the weighted average balance outstanding on our revolving bank credit facility.

Depreciation expense for the three months ended March 31, 2003, was $8.7 million compared to depreciation expense for the three months ended March 31, 2002, of $7.1 million, an increase of $1.6 million, or 22.5%.  General and administrative expense for the three months ended March 31, 2003, was $2.8 million compared to general and administrative expense for the three months ended March 31, 2002, of $1.9 million, an increase of $900,000, or 47.4%.  These increases were primarily due to our acquisition of 40 properties during 2002, our new investments made in February 2003 and legal fees of $600,000 in connection with our litigation with Marriott and HEALTHSOUTH.

Net income was $12.1 million, or $0.21 per share, for the three months ended March 31, 2003, compared to $11.6 million, or $0.23 per share, for the three months ended March 31, 2002, an increase of $500,000, and a decrease of $0.02 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions in 2002 and February 2003 and the increase in the weighted average number of shares outstanding between the 2003 and 2002 periods.

LIQUIDITY AND CAPITAL RESOURCES

We have a $250.0 million, interest only, unsecured, revolving bank credit facility.  Our revolving bank credit facility may be expanded, in certain circumstances, up to $500.0 million.  The interest rate (2.78% per annum at March 31, 2003) is LIBOR plus a premium.  This revolving bank credit facility is available for acquisitions, working capital and for general business purposes.  We have the ability to repay and redraw amounts under this revolving bank credit facility until its maturity in November 2005.   We also

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

have the option to extend the maturity of this facility to November 2006 upon payment of an extension fee.

At March 31, 2003, $158.0 million was outstanding and $92.0 million was available for borrowing under this revolving bank credit facility.

On February 28, 2003, we acquired 18 assisted living facilities and provided mortgage financing for six other assisted living facilities for a total investment of $67.9 million.  Subsequently, $849,000 of the mortgage financing was repaid with the sales proceeds from one of the mortgaged properties.  The funding for this transaction was provided by borrowings under our revolving bank credit facility.

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due 2015, raising net proceeds, after a discount and costs of issuance, of $146.2 million.  The net proceeds from this issuance were used to repay amounts outstanding under our revolving bank credit facility and for general business purposes.  At April 29, 2003, we had zero outstanding and $250.0 million was available for drawing under our revolving bank credit facility.

Funding for our current expenses and distributions to shareholders is provided primarily by our leasing operations.  Minimum rents are generally received monthly or quarterly from our tenants and percentage rents are received monthly, quarterly or annually.  We believe that our current cash, cash equivalents, future cash flow from leasing activities and availability under our revolving bank credit facility will be sufficient to meet our short term and long term capital requirements.

To the extent we borrow on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring new debt and issuing new equity securities.  On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC.  As of April 29, 2003, $1.6 billion was available under this effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any securities offering or other financing, we believe we will have access to various types of financing with which to finance acquisitions and to pay our debts and other obligations.

Debt and Trust Preferred Covenants

Our principal debt obligations at March 31, 2003, were our unsecured revolving bank credit facility and our $245.0 million of publicly held unsecured debt.  In April 2003, we issued $150.0 million of additional publicly held unsecured debt.  Our public debt is governed by an indenture and related supplements.  This indenture and related supplements and our bank credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.  Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our public debts and the terms of our revolving bank credit facility.  At March 31, 2003, we were in compliance with all of the covenants under our indentures and related supplements and our credit agreement.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration or otherwise which would be triggered by a change in our

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

debt ratings.  However, the interest rate payable under the revolving bank credit facility may change as our debt ratings change.  Our public debt indenture contains cross default provisions to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default under our bank credit agreement.  As of March 31, 2003, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

In March 2003, we terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to us.  Five Star has been engaged to manage this nursing home until it is re-leased or sold.  Five Star will be paid a management fee of 5% of the gross revenues at this nursing home.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no changes since December 31, 2002, in our methods of managing exposure to risks associated with market changes in interest rates.  Other than as described below, we do not now anticipate any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due in 2015.  The interest on these notes is payable semi-annually.  No principal payments are due under these notes until maturity.  Because these notes bear interest at a fixed rate, changes in market interest rates during the term of this debt will not affect our operating results.  If at maturity these notes are refinanced at interest rates which are 10% higher than the current rate, our per annum interest cost would increase by approximately $1.2 million.  We are allowed to make prepayments of these senior notes, in whole or in part, at any time on or after April 15, 2008, at par plus a premium, as defined.  Prior to April 15, 2006, we may redeem up to 35% of these senior notes with the net cash proceeds of qualified equity offerings, as defined.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005 and can be extended one year by us for a fee.  As of March 31, 2003, we had $158.0 million outstanding and $92.0 million available for drawing under our revolving bank credit facility.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $158.0 million at March 31, 2003, was 2.78% per annum.  The following table shows the impact a 10% change in interest rates would have on our interest expense for the floating rate debt outstanding at March 31, 2003 (dollars in thousands):

	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2003	2.78%	$158,000	$4,392
10% reduction	2.50%	$158,000	$3,950
10% increase	3.06%	$158,000	$4,834

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Because we repaid all amounts outstanding on our revolving bank credit facility in April 2003, our exposure to fluctuations in floating interest rates has decreased since March 31, 2003, but it may increase in the future if we incur floating rate debt to fund acquisitions or otherwise.

Item 4.  Controls and Procedures

(a)           Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c).  Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

(b)           There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO OUR TENANTS’ ABILITY TO PAY OUR RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL, OUR LITIGATION WITH MARRIOTT INTERNATIONAL, INC., OUR LITIGATION WITH HEALTHSOUTH AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, THE FACT THAT A MARYLAND COURT HAS ISSUED A PRELIMINARY ORDER WHICH PERMITS OR PROHIBITS ACTIONS BY MARRIOTT, US AND FIVE STAR MAY IMPLY THAT THE FINAL OUTCOME OF THIS CASE WILL ALSO PERMIT OR PROHIBIT THOSE ACTIONS.  HOWEVER, AFTER FURTHER HEARINGS, THE MARYLAND COURT MAY REVOKE THE PRIOR ORDER OR ISSUE A NEW AND DIFFERENT ORDER.  ALSO, OUR ASSERTIONS THAT MARRIOTT MATERIALLY BREACHED THE MANAGEMENT AGREEMENTS WITH FIVE STAR ARE BEING DISPUTED BY MARRIOTT.  DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY RESULT IN DIFFERENT AND CONTRARY CONCLUSIONS. FURTHER, MARRIOTT HAS TRANSFERRED THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES TO SUNRISE; WE ARE UNABLE TO PREDICT WHAT EFFECT THIS TRANSFER MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.  ALSO, WE CURRENTLY EXPECT FIVE STAR COULD ASSUME THE OPERATIONS OF OUR 31 SENIOR LIVING COMMUNITIES WHICH ARE NOW MANAGED BY SUNRISE AND THAT THIS CHANGE IN OPERATIONS WOULD NOT RESULT IN AN INTERRUPTION IN THE RENT PAID BY FIVE STAR TO US FOR THESE COMMUNITIES.  HOWEVER, SUNRISE MAY REFUSE TO COOPERATE IN THE TRANSITION OF THESE OPERATIONS, AND SUCH ACTIONS BY SUNRISE MAY CAUSE FINANCIAL LOSSES TO FIVE STAR WHICH MAKE IT IMPOSSIBLE FOR FIVE STAR TO CONTINUE TO PAY RENT DUE US.    OUR PENDING LITIGATION WITH MARRIOTT AND WITH HEALTHSOUTH COULD BE EXPENSIVE AND MIGHT HAVE UNEXPECTED OUTCOMES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

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

Part II.                   Other Information

Item 1. Legal Proceedings

In January 2002, HEALTHSOUTH settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million, among other modifications.  The primary factor which caused us to lower the rent for an extended lease term was the  purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.

Based on the SEC complaint against HEALTHSOUTH and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by over $2 billion, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent to at least $10.3 million per year effective January 1, 2002, and to change the lease term to expire on January 1, 2006, among other matters.  HEALTHSOUTH has not yet answered this complaint and no hearings have been yet scheduled in this case.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits:

12.1                              Computation of Ratio of Earnings to Fixed Charges.

99.1                              Certification Required by 18 U.S.C. Sec 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b)  Reports on Form 8-K:

During the first quarter of 2003, we did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: April 30, 2003

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: April 30, 2003

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ Barry M. Portnoy
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ Gerard M. Martin
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ David J. Hegarty
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer