Form 10-Q
period 2003-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2003-07-31
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

Number of registrant’s common shares outstanding as of July 29, 2003:  58,452,900.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2003

As used herein the terms “we”, “us”, “our” and “Senior Housing” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$152,413	$145,037
Buildings and improvements	1,153,656	1,093,450
	1,306,069	1,238,487
Accumulated depreciation	(142,243)	(125,039)
	1,163,826	1,113,448

Mortgage receivable	6,051	—
Cash and cash equivalents	5,460	8,654
Restricted cash	10,455	12,364
Deferred financing fees, net	12,133	9,512
Other assets	18,615	14,222
Total assets	$1,216,540	$1,158,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$6,000	$81,000
Senior unsecured notes, net of discounts	393,530	243,746
Secured debt and capital leases	32,579	32,618
Rent collected in advance	237	7,342
Security deposits	1,585	1,585
Accrued interest	12,313	9,962
Other liabilities	3,767	2,227
Total liabilities	450,011	378,480

Trust preferred securities	27,394	27,394

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 58,453 and 58,437 shares issued and outstanding, respectively	585	584
Additional paid-in capital	853,851	853,637
Cumulative net income	127,735	105,875
Cumulative distributions	(245,535)	(209,304)
Unrealized gain on investments	2,499	1,534
Total shareholders’ equity	739,135	752,326
Total liabilities and shareholders’ equity	$1,216,540	$1,158,200

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Rental income	$31,568	$28,261	$61,842	$54,796
FF&E reserve income	—	1,838	—	3,502
Interest and other income	274	279	1,350	787
Total revenues	31,842	30,378	63,192	59,085

Expenses:
Interest	8,960	6,439	16,106	13,821
Depreciation	8,891	8,098	17,544	15,226
General and administrative	2,327	2,071	5,116	3,925
Total	20,178	16,608	38,766	32,972
Income from continuing operations before distributions on trust preferred securities	11,664	13,770	24,426	26,113
Distributions on trust preferred securities	703	703	1,406	1,406
Income from continuing operations	10,961	13,067	23,020	24,707
Loss from discontinued operations	—	(2,471)	—	(2,491)
Loss on sale of property	(1,160)	—	(1,160)	—
Net income	$9,801	$10,596	$21,860	$22,216

Weighted average shares outstanding	58,439	58,424	58,438	54,362

Basic and diluted earnings per share:
Income from continuing operations	$0.19	$0.22	$0.39	$0.45
Loss from discontinued operations	—	(0.04)	—	(0.04)
Loss on sale of property	(0.02)	—	(0.02)	—
Net income	$0.17	$0.18	$0.37	$0.41

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$21,860	$22,216
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	17,544	15,226
Loss from discontinued operations	—	2,491
Loss on sale of property	1,160	—
Amortization of deferred finance costs and discounts	978	443
FF&E reserve income	—	(3,502)
Changes in assets and liabilities:
Other assets	(3,104)	8,017
Rent collected in advance	(7,105)	226
Other liabilities	1,540	(1,507)
Accrued interest	2,351	10,553
Cash provided by operating activities	35,224	54,163

Cash flows from investing activities:
Real estate acquisitions	(67,570)	(551,991)
Proceeds from sale of real estate	288	—
Mortgage financing provided	(6,900)	—
Mortgage financing repaid	849	—
Cash used for investing activities	(73,333)	(551,991)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of discount	—	195,210
Proceeds from issuance of senior notes, net of discount	149,709	—
Proceeds from borrowings on revolving bank credit facility	93,000	242,000
Repayments of borrowings on revolving bank credit facility	(168,000)	(216,000)
Repayment of debt	(39)	(25,000)
Deferred financing fees	(3,524)	(3,734)
Distributions to shareholders	(36,231)	(31,138)
Cash provided by financing activities	34,915	161,338

Decrease in cash and cash equivalents	(3,194)	(336,490)
Cash and cash equivalents at beginning of period	8,654	352,026
Cash and cash equivalents at end of period	$5,460	$15,536

Supplemental cash flow information:
Cash paid for interest	$12,796	$3,168

Non-cash investing and financing activities:
Debt assumed in acquisition	—	49,055
Real estate acquired in a property exchange	—	(43,308)
Real estate disposed of in a property exchange, net	—	43,308
Deposits into FF&E reserve	—	2,034
Purchases of fixed assets with FF&E reserve	(1,914)	(2,904)
Issuance of common shares	215	229

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

DEFERRED PERCENTAGE RENTS.  We are generally required to recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three and six months ended June 30, 2003 and 2002, was $720,000 and $1.5 million, and $769,000 and $1.5 million respectively.

SEGMENT REPORTING.  We operate in one segment, leasing operations.

Note 3.  Real Estate Properties

At June 30, 2003, we owned 139 properties and held mortgages on five other properties, for total investments in 144 properties located in 31 states.

In March 2003, we terminated a lease for a nursing home facility in St. Joseph, Missouri and evicted the tenant, which was not current in its rent obligations to us.  Five Star Quality Care, Inc. (“Five Star”), a  separate tenant of ours, is managing this nursing home until it is re-leased or sold.  Five Star is being paid a management fee of 5% of the gross revenues at this nursing home.  The net operating loss after management fees for this property for the three and six months ended June 30, 2003 was $105,000 and $76,000, respectively and is included in Interest and Other Income in our Consolidated Statement of Income.

On May 30, 2003, we purchased three assisted living facilities with 171 living units located in Virginia for $6.5 million.  These three properties were added to our lease with Five Star of nine independent and assisted living properties.  The annual minimum rent for the 12 properties now included in this lease was increased by $650,000 to $6.9 million.  All other terms of the lease were unchanged.

On June 5, 2003, we sold a nursing home in Georgia for $300,000.  The net book value of the property at the time of the sale was $1.5 million, resulting in a loss of $1.2 million.  The sold property was previously leased on a combined basis with other properties to Five Star.  Under the terms of that lease, the annual rent payable on the combined lease was reduced by 10% of the net proceeds received by us from the sale.

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$9,801	$10,596	$21,860	$22,216
Other comprehensive income:
Change in unrealized gain on investments	701	(210)	965	205
Comprehensive income	$10,502	$10,386	$22,825	$22,421

Note 5.  Unrealized Gain on Investments

As of June 30, 2003, we owned one million HRPT Properties Trust (“HRPT”) common shares and 35,000 shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between HRPT’s and Five Star’s quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on June 30, 2003 ($9.20 and $1.51 per share, respectively).

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  The revolving bank credit facility matures in November 2005 and may be extended to November 2006 upon payment of an extension fee.  The interest rate (2.77% at June 30, 2003) is LIBOR plus a premium. The revolving bank credit facility is available for acquisitions, working capital and for general business purposes.  As of June 30, 2003, $6.0 million was outstanding and $244.0 million was available for drawing under the revolving bank credit facility.

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due in April 2015.  Interest on the notes is payable semi–annually in arrears and no principal payments are due until maturity.  The notes are callable at par plus a premium, as defined, on or after April 15, 2008.  The notes were sold at a discount of $291,000.  The net proceeds from this issuance were $146.2 million, after the discount and issuance costs, and were used to repay borrowings under our revolving bank credit facility and for general business purposes.  The notes are governed by an indenture and related supplement which contain a number of financial ratio covenants similar to those contained in the indenture and supplement that govern our other senior notes.  These covenants generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.

Note 7.  Shareholders’ Equity

On May 21, 2003, we paid a distribution to shareholders of $0.31 per share, or $18.1 million.  On July 1, 2003, we declared a distribution of $0.31 per share, or $18.1 million, which will be paid to shareholders on or about August 22, 2003.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 8.  Commitments and Contingencies

On March 28, 2003, Marriott International, Inc. (“Marriott”) sold its senior living subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise Assisted Living, Inc. (“Sunrise”).  MSLS leases 14 properties from us, which generated 24% of our annual rent as of June 30, 2003.  Marriott has guaranteed this lease and Marriott’s guaranty obligations were not released as a result of the MSLS sale to Sunrise.  MSLS also manages 31 senior living communities which we lease to Five Star and which generated 48% of our annual rent as of June 30, 2003.  Marriott does not guarantee this lease.  Because of the limited period of time that these properties have been operated by Sunrise, it is too soon to predict whether MSLS owned by Sunrise will be able to manage these communities effectively or whether that management may adversely affect Five Star’s ability to pay rent.  We are involved in litigation with Marriott and MSLS involving our allegations of breaches by Marriott and MSLS of contracts related to these 31 communities and our rights to terminate these contracts as a result of these breaches, as a result of Marriott’s sale to Sunrise and otherwise.

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

In January 2002, HEALTHSOUTH Corporation (“HEALTHSOUTH”) settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million, among other modifications.  The primary factor which caused us to lower the rent for an extended lease term was the  purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.  On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated various securities laws by overstating their historical earnings and assets.  In March 2003, HEALTHSOUTH was notified of defaults under its bank credit facility, and in April 2003, HEALTHSOUTH defaulted on some of its public debt securities.

As of July 31, 2003, HEALTHSOUTH is current on its rent obligations to us.

Based on the SEC complaint against HEALTHSOUTH and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by over $2.5 billion, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent back to $10.3 million per year effective January 1, 2002, and to change the lease term back to expire on January 1, 2006, among other matters.  No trial date has been set.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Annual Report on Form 10-K for the year ended December 31, 2002, as well as our Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of June 30, 2003:

	# of Properties	# of Units/Beds	Investment	% of Investment	Current Annual Rent Revenues	% of Current Annual Rent Revenues
Facility Type
Independent living communities(1)	36	10,497	$851,176	64.9%	$85,545	65.7%
Assisted living facilities	42	2,368	184,816	14.1%	18,870	14.4%
Skilled nursing facilities	64	6,745	232,575	17.7%	17,146	13.2%
Hospitals	2	364	43,553	3.3%	8,700	6.7%
Total	144	19,974	$1,312,120	100.0%	$130,261	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,465	$616,397	46.9%	$63,000	48.4%
Marriott/Sunrise (2)	14	4,030	325,472	24.8%	31,182	23.9%
HEALTHSOUTH	2	364	43,553	3.3%	8,700	6.7%
Alterra Healthcare (3)	23	1,076	67,058	5.1%	7,499	5.8%
Five Star #1	53	4,889	139,595	10.6%	6,894	5.3%
Five Star #2	12	890	70,378	5.4%	6,935	5.3%
Genesis Health Ventures	1	156	13,007	1.0%	1,496	1.1%
Integrated Health Services	1	140	15,598	1.2%	1,200	1.0%
4 private companies (combined)	7	964	21,062	1.7%	3,355	2.5%
Total	144	19,974	$1,312,120	100.0%	$130,261	100.0%

	Quarter Ended June 30,
							Percentage of Operating Revenue Sources
Tenant Operating Statistics (4)	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Five Star/Sunrise (2)(5)	1.0	x	1.0	x	89%	90%	86%	86%	11%	10%	3%	4%
Marriott/Sunrise (2)	1.2	x	1.4	x	90%	87%	82%	84%	14%	13%	4%	3%
HEALTHSOUTH(6)	N/A		N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Alterra Healthcare	1.5	x	1.5	x	82%	85%	98%	99%	—	—	2%	1%
Five Star #1	2.6	x	2.7	x	90%	88%	22%	21%	20%	21%	58%	58%
Five Star #2	1.1	x	1.4	x	85%	88%	100%	100%	—	—	—	—
Genesis Health Ventures	1.3	x	1.7	x	97%	95%	24%	22%	33%	41%	43%	37%
Integrated Health Services	1.1	x	2.2	x	86%	88%	27%	28%	19%	23%	54%	49%
4 private companies (combined)	2.7	x	2.2	x	88%	87%	18%	17%	20%	24%	62%	59%

	Six Months Ended June 30,
							Percentage of Operating Revenue Sources
Tenant Operating Statistics (4)	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Five Star/Sunrise (2)(5)	1.0	x	1.1	x	89%	90%	86%	86%	10%	10%	4%	4%
Marriott/Sunrise (2)	1.2	x	1.5	x	89%	88%	83%	84%	13%	13%	4%	3%
HEALTHSOUTH(6)	N/A		N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Alterra Healthcare	1.5	x	1.5	x	83%	85%	98%	99%	—	—	2%	1%
Five Star #1	2.6	x	2.7	x	90%	88%	21%	22%	21%	21%	58%	57%
Five Star #2	1.0	x	1.4	x	85%	88%	100%	100%	—	—	—	—
Genesis Health Ventures	1.2	x	1.6	x	97%	95%	22%	26%	35%	41%	43%	33%
Integrated Health Services	1.1	x	1.9	x	86%	89%	25%	28%	20%	25%	55%	47%
4 private companies (combined)	2.6	x	2.2	x	89%	87%	17%	17%	20%	24%	63%	59%

(1)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)          On March 28, 2003, Marriott International, Inc. sold its senior living division, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise Assisted Living, Inc. (“Sunrise”).   Effective on that date, Sunrise became the manager of the 31 properties leased to Five Star Quality Care, Inc. (“Five Star”) and the tenant/manager of the 14 properties leased to MSLS.  Marriott International continues to guarantee the lease for the 14 properties.

(3)          Includes owned real estate and a $6,051 investment secured by a first mortgage on five assisted living facilities.

(4)          All tenant operating statistics are calculated based upon the operating results for the indicated periods ending June 30, or the most recent prior period tenant operating results available to us from our tenants.  Tenant operating statistics include data from properties prior to their date of purchase by us.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(5)          Rent coverage is after non-subordinated management fees of $4.4 million and $8.4 million and $4.1 million and $8.3 million in the quarter and six months ended June 30, 2003 and 2002, respectively.

(6)          In March 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon.  Because we have reason to doubt the financial information we have from HEALTHSOUTH we do not disclose any lease coverage information for this tenant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Rental income for the three months ended June 30, 2003, was $31.6 million compared to rental income of $28.3 million for the three months ended June 30, 2002, an increase of $3.3 million, or 11.7%.  This increase is due to the full impact of our acquisition and lease of nine properties during the second half of 2002 and the impact of our acquisition and lease of 21 properties in 2003.

FF&E reserve income for the three months ended June 30, 2003, was zero compared to $1.8 million for the three months ended June 30, 2002.  One of our leases required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by the tenant, Five Star, and we have security and remainder interests in these accounts and in property purchased with funding from these accounts.  Accordingly, we no longer record FF&E reserve income.

Interest and other income for the three months ended June 30, 2003 and 2002, each include $200,000 of dividend income from one million shares of HRPT that we own.  The three months ended June 30, 2003, also includes $121,000 of mortgage interest income from mortgage financing provided in February 2003 on five properties and a net operating loss of $105,000 from the property we repossessed from a defaulted tenant in March 2003.

Interest expense for the three months ended June 30, 2003, was $9.0 million compared to interest expense for the three months ended June 30, 2002, of $6.4 million, an increase of $2.6 million, or 40.6%.  The increase was due mainly to our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003 and the application of the proceeds to reduce amounts outstanding on our revolving bank credit facility.

Depreciation expense for the three months ended June 30, 2003, was $8.9 million compared to depreciation expense for the three months ended June 30, 2002, of $8.1 million, an increase of $800,000, or 9.9%.  General and administrative expense for the three months ended June 30, 2003, was $2.3 million compared to general and administrative expense for the three months ended June 30, 2002, of $2.1 million, an increase of $200,000 or 9.5%.  These increases were primarily due to our acquisition of nine properties during the second half of 2002, our new investments made in 2003 and costs of $100,000 in connection with our litigations with Marriott and HEALTHSOUTH.

During the three months ended June 30, 2003, we sold one nursing home property for $300,000, resulting in a loss on sale of property of $1.2 million.  During the three months ended June 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star which was closed during the quarter.

Net income was $9.8 million, or $0.17 per share, for the three months ended June 30, 2003, compared to $10.6 million, or $0.18 per share, for the three months ended June 30, 2002, a decrease of $800,000, or $0.01 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions in the second half of 2002 and in 2003, our debt issuance in April 2003 and costs associated with our Marriott and HEALTHSOUTH litigations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Rental income for the six months ended June 30, 2003, was $61.8 million compared to rental income of $54.8 million for the six months ended June 30, 2002, an increase of $7.0 million, or 12.8%.  This increase is due to the full impact of our acquisition and lease of 40 properties during 2002 and the impact of our acquisition and lease of 21 properties in the 2003 period.

FF&E reserve income for the six months ended June 30, 2003, was zero compared to $3.5 million for the six months ended June 30, 2002.  One of our leases required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by the tenant, Five Star, and we have security and remainder interests in these accounts and in property purchased with funding from these accounts.  Accordingly, we no longer record FF&E reserve income.

Interest and other income for the six months ended June 30, 2003 and 2002, each include $400,000 of dividend income from one million shares of HRPT that we own.  Also included in interest and other income for the six months ended June 30, 2003, is $750,000 of proceeds from the sale of a mortgage note.  In connection with one of our 2002 acquisitions, we were assigned the rights under this mortgage note from an unrelated third party.  The mortgage note was assigned zero value at the time of the assignment.  However, in March 2003, we sold the note to an affiliate of the note obligor for $750,000.  The six months ended June 30, 2003 also includes $161,000 of mortgage interest income from mortgage financing we provided in February 2003 to one of our tenants, Alterra Healthcare Corporation, and a net operating loss of $76,000 from the property we repossessed in March 2003.

Interest expense for the six months ended June 30, 2003, was $16.1 million compared to interest expense for the six months ended June 30, 2002, of $13.8 million, an increase of $2.3 million, or 16.7%.  The increase was due mainly to our issuance of $150.0 million of 7 7/8% senior unsecured notes issued in April 2003 and the application of the proceeds to reduce amounts outstanding on our revolving bank credit facility.

Depreciation expense for the six months ended June 30, 2003, was $17.5 million compared to depreciation expense for the six months ended June 30, 2002, of $15.2 million, an increase of $2.3 million, or 15.1%.  General and administrative expense for the six months ended June 30, 2003, was $5.1 million compared to general and administrative expense for the three months ended June 30, 2002, of $3.9 million, an increase of $1.2 million or 30.8%.  These increases were primarily due to our acquisition of 40 properties during 2002, additional investments made in 2003 and costs of $700,000 in connection with our litigations with Marriott and HEALTHSOUTH.

During the six months ended June 30, 2003, we sold one nursing home property for $300,000, resulting in a loss on sale of property of $1.2 million.  During the six months ended June 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star which was closed during the quarter.

Net income was $21.9 million, or $0.37 per share, for the six months ended June 30, 2003, compared to $22.2 million, or $0.41 per share, for the six months ended June 30, 2002, a decrease of $300,000, or $0.04 per share.  These changes reflect the changes described above in revenues and expenses and the more than 4 million share increase in the weighted average number of shares outstanding between the 2003 and 2002 periods which resulted primarily from our sale of common shares in 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

We have a $250.0 million, interest only, unsecured, revolving bank credit facility.  Our revolving bank credit facility may be expanded, in certain circumstances, up to $500.0 million.  The interest rate (2.77% per annum at June 30, 2003) is LIBOR plus a premium.  This revolving bank credit facility is available for acquisitions, working capital and for general business purposes.  We have the ability to repay and redraw amounts under this revolving bank credit facility until its maturity in November 2005.   We also have the option to extend the maturity of this facility to November 2006 upon payment of an extension fee.

At June 30, 2003, $6.0 million was outstanding and $244.0 million was available for borrowing under this revolving bank credit facility.

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

On May 30, 2003, we purchased three assisted living facilities for $6.5 million.  The funding for this transaction was provided by borrowings under our revolving bank credit facility and cash on hand.

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

To the extent we borrow on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring new debt and issuing new equity securities.  On January 30, 2002, our shelf registration statement for the issuance of up to $2.0 billion of equity and debt securities was declared effective by the SEC.  As of July 29, 2003, $1.6 billion was available under this effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any securities offering or other financing, we believe we will have access to various types of capital with which to finance acquisitions and to pay our debts and other obligations.

Debt and Trust Preferred Covenants

Our principal debt obligations at June 30, 2003, were our unsecured revolving bank credit facility and our $395.0 million of publicly held unsecured notes.  Our public notes are governed by an indenture and related supplements.  This indenture and related supplements and our bank credit agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined.  Our trust preferred securities are governed by an indenture

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

which is generally less restrictive than the indenture governing our public debts and the terms of our revolving bank credit facility.  At June 30, 2003, we were in compliance with all of the covenants under our indentures and related supplements and our credit agreement.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which would be triggered by a change in our debt ratings.  However, the interest rate payable under the revolving bank credit facility may change as our debt ratings change.  Our public debt indenture contains cross default provisions to any other debts equal to or in excess of $10.0 million; and similarly, a default on any of our public indentures would constitute a default under our bank credit agreement.  As of June 30, 2003, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

On May 30, 2003, we purchased three assisted living facilities with 171 living units located in Virginia for $6.5 million.  These three properties were added to our lease with Five Star of nine independent and assisted living properties.  The annual minimum rent for the 12 properties now included in this lease was increased by $650,000 to $6.9 million.  All other terms of the lease were unchanged.

Under the terms of our leases with Five Star, Five Star can request that we fund certain expenditures related to the repair, maintenance or renovation of our properties leased to Five Star.  The annual rent payable by Five Star to us is increased by a percentage, as defined, of the amounts funded by us.  On July 15, 2003, we funded $8.5 million for these types of expenditures, resulting in an increase in the annual rent payable to us by Five Star of $850,000.

On July 28, 2003, we agreed to sell to Five Star two nursing homes in Michigan that are currently leased by Five Star.  The purchase price is $10.5 million, the appraised value of the properties, and the sale is subject to Five Star obtaining HUD financing to complete this purchase.  These two properties are leased on a combined basis with other properties.  Under the terms of that lease, the annual rent payable on the combined lease will be reduced by 10% of the net proceeds received by us from the sale.  This transaction is expected to close in the fourth quarter, but it may not close during this period or at all.

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

Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005 and can be extended one year by us for a fee.  As of June 30, 2003, we had $6.0 million outstanding and $244.0 million available for drawing under our revolving bank credit facility.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $6.0 million at June 30, 2003, was 2.77% per annum.  The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt outstanding at June 30, 2003 (dollars in thousands):

	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2003	2.77%	$6,000	$166
10% reduction	2.49%	$6,000	$149
10% increase	3.05%	$6,000	$183

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO OUR TENANTS’ ABILITY TO PAY OUR RENTS, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL, OUR LITIGATION WITH MARRIOTT INTERNATIONAL, INC., OUR LITIGATION WITH HEALTHSOUTH AND OTHER MATTERS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.  FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS; WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  SIMILARLY, THE FACT THAT WE BELIEVE THAT MSLS HAS DEFAULTED ON ITS OPERATING CONTRACTS FOR 31 COMMUNITIES OR THAT WE HAVE THE RIGHT TO TERMINATE, OR THAT OUR LEASE WITH HEALTHSOUTH SHOULD BE REFORMED MAY IMPLY THAT THE FINAL OUTCOME OF THESE CASES WILL ALSO PERMIT THOSE ACTIONS.  HOWEVER, DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY RESULT IN DIFFERENT AND CONTRARY CONCLUSIONS. FURTHER, MARRIOTT HAS TRANSFERRED THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES TO SUNRISE; WE ARE UNABLE TO PREDICT WHAT EFFECT THIS TRANSFER MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.  ALSO, WE CURRENTLY EXPECT FIVE STAR COULD ASSUME THE OPERATIONS OF OUR 31 SENIOR LIVING COMMUNITIES WHICH ARE NOW MANAGED BY SUNRISE AND THAT THIS CHANGE IN OPERATIONS WOULD NOT RESULT IN AN INTERRUPTION IN THE RENT PAID BY FIVE STAR TO US FOR THESE COMMUNITIES.  HOWEVER, SUNRISE MAY REFUSE TO COOPERATE IN THE TRANSITION OF THESE OPERATIONS, AND SUCH ACTIONS BY SUNRISE MAY CAUSE FINANCIAL LOSSES TO FIVE STAR WHICH MAKE IT IMPOSSIBLE FOR FIVE STAR TO CONTINUE TO PAY RENT DUE US.  OUR PENDING LITIGATIONS WITH MARRIOTT AND WITH HEALTHSOUTH COULD BE EXPENSIVE AND MIGHT HAVE UNEXPECTED OUTCOMES.  FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

Part II.                                                          Other Information

Item 1. Legal Proceedings

As we have previously reported, in January 2002, HEALTHSOUTH settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011, from January 2006, and the annual rent was reduced from $10.3 million to $8.7 million, among other modifications.  The primary factor which caused us to lower the rent for an extended lease term was the  purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.

Based on the SEC complaint against HEALTHSOUTH filed in March 2003 and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by over $2.5 billion, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent back to $10.3 million per year effective January 1, 2002, and to change the lease term back to expire on January 1, 2006, among other matters.  No trial date has been set.

Item 2. Changes in Securities and Use of Proceeds

On May 6, 2003, pursuant to our incentive share award plan, our three independent trustees each received a grant of 500 common shares of beneficial interest, par value $0.01 per share, valued at $11.94 per share, the closing price of our common shares on the New York Stock Exchange on May 6, 2003.  On June 26, 2003, pursuant to our incentive share award plan, our officers and certain employees of our manager, Reit Management & Research LLC, received grants totaling 14,500 common shares valued at $13.49 per share, the closing price of the our common shares on the New York Stock Exchange on June 26, 2003.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 6, 2003, Frank J. Bailey and Barry M. Portnoy were re-elected as trustees (52,474,318 shares voted for and 1,493,569 shares withheld for Mr. Bailey and 52,407,960 shares voted for and 1,559,927 shares withheld for Mr. Portnoy).  The terms of Messrs.  Bailey and Portnoy will extend until our annual meeting of shareholders in 2006.  Messrs. John L. Harrington, Gerard M. Martin and Arthur G. Koumantzelis continue to serve as trustees with terms expiring in 2004, 2004 and 2005, respectively.

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits:

4.1                                 Supplemental Indenture No. 3, dated as of April 21, 2003, between Senior Housing Properties Trust and U.S. Bank National Association, including form of 7 7/8 % Senior Notes due 2015.

10.1                           Senior Housing Properties Trust 2003 Incentive Share Award Plan.

10.2                           Form of Restricted Share Agreement.

10.3                           Amendment to the Senior Housing Properties Trust 1999 Incentive Share Award Plan.

12.1                           Computation of Ratio of Earnings to Fixed Charges.

31.1                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.3                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

31.4                           Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended.

32                                    Certification Required by 18 U.S.C. Sec 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(b) Reports on Form 8-K:

During the second quarter of 2003, we filed or furnished the following Current Reports on Form 8-K:

(i)                                     Current Report on Form 8-K dated April 11, 2003 (filed April 15, 2003), reporting information relating to: (1) the public offering of 7 7/8 % Senior Notes Due 2015, and (2) the filing of exhibits related thereto (Items 5 and 7).

(ii)                                  Current Report on Form 8-K dated May 1, 2003 (furnished May 1, 2003) furnishing our press release containing our results of operations and financial condition for the quarter ended March 31, 2003 (Items 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: July 31, 2003

By:	/s/John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: July 31, 2003