Form 10-Q
period 2003-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2003-11-10
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15319

SENIOR HOUSING PROPERTIES TRUST

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8350

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Number of registrant’s common shares outstanding as of November 3, 2003:  58,452,838

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2003

References in this Form 10-Q to "the Company", “we”, “us”, “our” and “Senior Housing” refers to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.        Financial Information

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$153,589	$145,037
Buildings and improvements	1,173,647	1,093,450
	1,327,236	1,238,487
Accumulated depreciation	(151,256)	(125,039)
	1,175,980	1,113,448

Mortgage note receivable	6,051	—
Cash and cash equivalents	4,880	8,654
Restricted cash	10,286	12,364
Deferred financing fees, net	11,795	9,512
Other assets	19,081	14,222
Total assets	$1,228,073	$1,158,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$24,000	$81,000
Senior unsecured notes, net of discounts	393,571	243,746
Secured debt and capital leases	32,559	32,618
Rent collected in advance	239	7,342
Security deposits	2,185	1,585
Accrued interest	10,331	9,962
Other liabilities	6,368	2,227
Total liabilities	469,253	378,480

Trust preferred securities	27,394	27,394

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 58,452,838 and 58,436,900 shares issued and outstanding, respectively	585	584
Additional paid-in capital	853,851	853,637
Cumulative net income	138,184	105,875
Cumulative distributions	(263,656)	(209,304)
Unrealized gain on investments	2,462	1,534
Total shareholders’ equity	731,426	752,326
Total liabilities and shareholders’ equity	$1,228,073	$1,158,200

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Rental income	$31,805	$28,244	$93,647	$83,040
FF&E reserve income	—	1,843	—	5,345
Interest and other income	296	290	1,646	1,077
Total revenues	32,101	30,377	95,293	89,462

Expenses:
Interest	9,444	6,607	25,550	20,428
Depreciation	9,013	7,989	26,557	23,215
General and administrative	2,492	1,936	7,608	5,861
Total	20,949	16,532	59,715	49,504
Income from continuing operations before distributions on trust preferred securities	11,152	13,845	35,578	39,958
Distributions on trust preferred securities	703	703	2,109	2,109
Income from continuing operations	10,449	13,142	33,469	37,849
Loss from discontinued operations	—	—	—	(2,491)
Loss on sale of property	—	—	(1,160)	—
Net income	$10,449	$13,142	$32,309	$35,358

Weighted average shares outstanding	58,453	58,437	58,443	55,735

Basic and diluted earnings per share:
Income from continuing operations	$0.18	$0.22	$0.57	$0.68
Loss from discontinued operations	—	—	—	(0.05)
Loss on sale of property	—	—	(0.02)	—
Net income	$0.18	$0.22	$0.55	$0.63

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$32,309	$35,358
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,557	23,215
Loss from discontinued operations	—	2,491
Loss on sale of property	1,160	—
Amortization of note discounts and deferred financing fees	1,508	876
FF&E reserve income	—	(5,345)
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,610)	3,305
(Decrease) increase in rent collected in advance	(7,103)	258
Increase in other liabilities	4,141	448
Increase in accrued interest	369	3,828
Cash provided by operating activities	55,331	64,434

Cash flows from investing activities:
Real estate acquisitions	(88,565)	(552,277)
Increase in security deposits	600	—
Proceeds from sale of real estate	288	—
Mortgage financing provided	(6,900)	—
Mortgage financing repaid by mortgagor	849	—
Cash used for investing activities	(93,728)	(552,277)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	—	195,210
Proceeds from issuance of senior notes, net of discount	149,709	—
Proceeds from borrowings on revolving bank credit facility	123,000	347,000
Repayments of borrowings on revolving bank credit facility	(180,000)	(314,000)
Repayment of debt	(59)	(25,000)
Deferred financing fees	(3,675)	(4,086)
Distributions to shareholders	(54,352)	(49,253)
Cash provided by financing activities	34,623	149,871

Decrease in cash and cash equivalents	(3,774)	(337,972)
Cash and cash equivalents at beginning of period	8,654	352,026
Cash and cash equivalents at end of period	$4,880	$14,054

Supplemental cash flow information:
Cash paid for interest	$23,703	$16,500

Non-cash investing and financing activities:
Debt assumed in acquisition	—	49,055
Real estate acquired in an exchange	—	(43,308)
Real estate disposed of in an exchange, net	—	43,308
Deposits into FF&E reserve	—	4,319
Purchases of fixed assets with FF&E reserve	(2,086)	(5,163)
Issuance of common shares	215	195

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between Senior Housing Properties Trust and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We are generally required to recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three and nine months ended September 30, 2003 and 2002, was $736,000 and $2.2 million, and $791,000 and $2.3 million respectively.

Note 2.  Summary of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”).  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  Our adoption of FAS 145 on January 1, 2003, had no impact on our financial position or results of operations.

Note 3.  Real Estate Properties

At September 30, 2003, we owned 140 properties and held mortgages on five properties, for total investments in 145 properties located in 31 states.

In March 2003, we terminated a lease for a nursing home in Missouri and evicted the tenant, which had defaulted on its rent obligations to us.  Five Star Quality Care, Inc. (“Five Star”), another tenant of ours, is managing this nursing home on an interim basis until it is leased or sold.  We pay Five Star a management fee of 5% of the gross revenues at this nursing home.  The net operating loss for this property for the three and nine months ended September 30, 2003, was $69,000 and $146,000, respectively and is included in Interest and Other Income in our Consolidated Statement of Income.

On May 30, 2003, we purchased from an unrelated third party three assisted living properties with 171 living units located in Virginia for $6.5 million.  On September 30, 2003, we purchased from Five Star one independent living property with 164 units in California for $12.3 million.  We and Five Star jointly obtained an independent appraisal to determine the purchase price of the California property.  These four properties were added to an existing lease with Five Star for nine other independent and assisted living properties.  The annual minimum rent for the 13 properties included in this lease was increased by $1.9 million to $8.2 million.  All other terms of the lease remain unchanged.

On June 5, 2003, we sold a nursing home in Georgia for $300,000 which we had previously leased to Five Star on a combined basis with other properties.  Under the terms of that lease, we reduced the annual rent payable on the combined lease by 10% of the net sale proceeds that we received.

Under the terms of our leases with Five Star, on July 15, 2003, we funded $8.4 million for expenditures made by Five Star for improvements at our properties, resulting in an increase in the annual rents payable to us by Five Star of $840,000.

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$10,449	$13,142	$32,309	$35,358
Other comprehensive income:
Change in unrealized gain on investments	(37)	(755)	928	(551)
Comprehensive income	$10,412	$12,387	$33,237	$34,807

Note 5.  Unrealized Gain on Investments

On September 30, 2003, we owned one million common shares of HRPT Properties Trust (“HRPT”) and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on September 30, 2003 ($9.14 and $2.17 per share, respectively).

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon our payment of an extension fee.  The interest rate (2.55% at September 30, 2003) is LIBOR plus a spread.  As of September 30, 2003, $24.0 million was outstanding and $226.0 million was available for acquisitions and general business purposes.

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due in April 2015.  Interest on the notes is payable semi–annually in arrears and no principal payments are due until maturity.  The notes are callable at par plus a premium on or after April 15, 2008.  We received net proceeds from this issuance, after a discount and issuance costs, of $146.2 million and used these proceeds to repay borrowings under our revolving bank credit facility and for general business purposes.  Our senior notes are governed by an indenture and related supplements which contain a number of financial ratio covenants.  These covenants generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.

Note 7.  Shareholders’ Equity

On August 22, 2003, we paid a $0.31 per share, or $18.1 million, distribution to our common shareholders for the quarter ended June 30, 2003.  On October 1, 2003, we declared a distribution of $0.31 per share, or $18.1 million, to be paid to common shareholders of record on October 22, 2003.  This distribution will be paid on or about November 20, 2003.

In October 2003, 500 common shares were awarded to our newly elected independent trustee as part of his compensation.

Note 8.  Commitments and Contingencies

On March 28, 2003, Marriott International, Inc. (“Marriott”) sold its senior living subsidiary, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise Assisted Living, Inc. (“Sunrise”).  MSLS leases 14 properties from us that are responsible for 24% of our annualized rent at September 30, 2003.  Marriott guarantees this lease.

MSLS also manages 31 properties that we lease to Five Star and that are responsible for 48% of our annualized rent at September 30, 2003.  Marriott does not guarantee the management agreement or the Five Star lease for the 31 properties.  Because of the short time that Sunrise has operated MSLS, we are unable to determine whether a Sunrise owned MSLS’s management of these properties will produce profit that is sufficient to enable Five Star to pay its rent to us.  We and Five Star have sued Marriott and MSLS because we believe that they have materially breached these management agreements.  However, the factual and legal issues involved in this litigation are complex and we cannot predict the final outcome of this litigation.  This litigation is likely to be expensive and we presently cannot estimate the total amount of this expense.

In January 2002, one of our tenants, HEALTHSOUTH Corporation (“HEALTHSOUTH”), settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH had leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals that HEALTHSOUTH now leases from us.  As part of this settlement, we extended HEALTHSOUTH’s lease from January 2006 to December 2011 and we reduced the annual rent from $10.3 million to $8.7 million.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.  The primary factor that caused us to lower the rent for an extended lease term was the purported credit strength of HEALTHSOUTH.  On March 19, 2003, the SEC filed a complaint against HEALTHSOUTH, alleging that HEALTHSOUTH and certain of its officers committed fraud and violated various securities laws by overstating its historical earnings and assets.  Based on the SEC complaint against HEALTHSOUTH and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by over $2.5 billion, we believe that the financial information that HEALTHSOUTH provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking, among other matters, to reform our lease with HEALTHSOUTH by restoring the rent to $10.3 million per year effective January 1, 2002, and restoring the lease term expiration to January 1, 2006.  No trial date has been set.  Through October 30, 2003, HEALTHSOUTH has continued to pay monthly rent to us at the rate of $8.7 million per year.

On September 15, 2003, we sent a notice of default to a wholly owned subsidiary of Genesis Health Ventures (“Genesis”) that leases one property from us for annual rent of $1.5 million, or 1% of our annualized rent at September 30, 2003.  Among other matters, the notice of default refers to Genesis’s failure to provide us required financial information and to anticipated defaults that may result from a proposed division of Genesis’s business into two companies, one of which may seek to avoid obligations arising under our lease.  At this time, we do not know if Genesis intends to cure its default.  Genesis is current on its rent obligations to us.

On February 28, 2003, we purchased 18 assisted living properties for $61.0 million from Alterra Healthcare Corporation (“Alterra”) and entered a lease with Alterra for an initial term through 2017, plus renewal options.  The rent payable under this lease is $7.0 million per year with increases starting in 2004 based upon increases in the gross revenues at the leased properties. We also provided $6.1 million of mortgage financing to Alterra secured by five assisted living properties which matures on June 30, 2004.  Alterra filed for bankruptcy reorganization in January 2003 and is currently operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code.  Our investment in properties leased and mortgaged by Alterra was intended to help fund Alterra’s reorganization.  The Alterra Bankruptcy Court approved the terms of our investment with Alterra, and that approval included an order that payments due to us under this lease and mortgage are accorded administrative priority status under the Bankruptcy Code.  Alterra recently filed a plan or reorganization.  We believe that Alterra’s proposed plan of reorganization may cause it to default on its lease and mortgage obligations to us.  Accordingly, we have objected to confirmation of Alterra’s proposed plan.  The confirmation hearing for Alterra’s plan of reorganization began on November 5, 2003.  Alterra is current on its rent and mortgage obligations to us.  However, we are unable to predict the effect that the Alterra reorganization will have on Alterra’s ability to continue paying its contractual rents.

SENIOR HOUSING PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2002 Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of September 30, 2003:

	# of Properties	# of Units/Beds	Investment	% of Investment	Current Annual Rent Revenues	% of Current Annual Rent Revenues
Facility Type
Independent living communities(1)	37	10,435	$874,081	65.6%	$88,033	66.5%
Assisted living	42	2,594	177,868	13.3%	18,046	13.6%
Skilled nursing	64	6,745	237,786	17.8%	17,570	13.3%
Hospitals	2	364	43,553	3.3%	8,700	6.6%
Total	145	20,138	$1,333,288	100.0%	$132,349	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,465	$618,653	46.4%	$63,209	47.7%
Marriott/Sunrise (2)	14	4,030	325,473	24.4%	31,182	23.6%
HEALTHSOUTH	2	364	43,553	3.3%	8,700	6.6%
Alterra Healthcare (3)	23	1,076	67,131	5.0%	7,499	5.7%
Five Star #1	54	5,009	147,245	11.0%	7,516	5.7%
Five Star #2	13	1,054	82,898	6.2%	8,180	6.2%
Genesis Health Ventures	1	156	13,007	1.0%	1,496	1.1%
5 private companies (combined)	7	984	35,328	2.7%	4,567	3.4%
Total	145	20,138	$1,333,288	100.0%	$132,349	100.0%

	Quarter Ended September 30,
					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Tenant Operating Statistics (4)
Five Star/Sunrise (2)(5)	1.0x	1.1x	89%	90%	86%	87%	10%	10%	4%	3%
Marriott/Sunrise (2)	1.3x	1.3x	87%	89%	82%	83%	13%	13%	5%	4%
HEALTHSOUTH(6)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(7)	1.5x	1.5x	83%	84%	99%	98%	0%	0%	1%	2%
Five Star #1	2.8x	2.5x	89%	92%	21%	22%	20%	20%	59%	58%
Five Star #2(7)	1.1x	1.3x	87%	89%	100%	100%	0%	0%	0%	0%
Genesis Health Ventures	1.6x	2.2x	97%	98%	25%	25%	31%	37%	44%	38%
5 private companies (combined)	1.9x	2.4x	85%	88%	23%	22%	19%	20%	58%	58%

	Nine Months Ended September 30,
					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Tenant Operating Statistics (4)
Five Star/Sunrise (2)(5)	1.0x	1.1x	90%	90%	86%	86%	10%	10%	4%	4%
Marriott/Sunrise (2)	1.3x	1.4x	87%	88%	82%	84%	13%	13%	5%	3%
HEALTHSOUTH(6)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(7)	1.5x	1.5x	83%	84%	98%	99%	0%	0%	2%	1%
Five Star #1	2.7x	2.4x	90%	91%	21%	22%	20%	20%	59%	58%
Five Star #2(7)	1.2x	1.3x	87%	88%	100%	100%	0%	0%	0%	0%
Genesis Health Ventures	1.3x	1.8x	97%	96%	23%	26%	34%	40%	43%	34%
5 private companies (combined)	2.0x	2.2x	87%	87%	23%	23%	19%	22%	58%	55%

(1)       Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)      On March 28, 2003, Marriott International, Inc. sold its senior living division, Marriott Senior Living Services, Inc. (“MSLS”), to Sunrise Assisted Living, Inc. (“Sunrise”).   Effective on that date, Sunrise became the manager of the 31 properties leased to Five Star Quality Care, Inc. (“Five Star”) and the tenant and manager of the 14 properties leased to MSLS.  Marriott International continues to guarantee the lease for the 14 properties.

(3)       Includes owned real estate and a $6,051 loan secured by a first mortgage on five assisted living properties.

(4)      All tenant operating statistics presented are based upon the operating results provided by our tenants for the indicated periods ending September 30 or the most recent prior period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.   We have not independently verified our tenants’ operating data.

(5)      Rent coverage is after non-subordinated management fees of $4.3 million and $4.1 million and $12.8 million and $12.9 million in the quarter and nine months ended September 30, 2003 and 2002, respectively.

(6)      In March 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon.  Because we have reason to doubt the financial information we have from HEALTHSOUTH we do not disclose any lease coverage information for this tenant.

(7)      Includes data for periods prior to our ownership of the concerned properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Rental income for the three months ended September 30, 2003, was $31.8 million compared to rental income of $28.2 million for the three months ended September 30, 2002, an increase of $3.6 million, or 12.8%.  This increase is due to the full impact of our acquisition and lease of nine properties during the second half of 2002 and the impact of our acquisition and lease of 22 properties in 2003.

FF&E reserve income for the three months ended September 30, 2003, was zero compared to $1.8 million for the three months ended September 30, 2002.  One of our leases with Five Star required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended on October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by Five Star.  We have security and remainder interests in these accounts and in property purchased with funding from these accounts.  Accordingly, we no longer record FF&E reserve income.

Interest and other income for the three months ended September 30, 2003 and 2002, each include $200,000 of dividend income from one million shares of HRPT that we own.  The three months ended September 30, 2003, also includes $121,000 of mortgage interest income from mortgage financing we provided in February 2003 to Alterra, and a net operating loss of $69,000 from the property we repossessed from a defaulted tenant in March 2003.

Interest expense for the three months ended September 30, 2003, was $9.4 million compared to interest expense for the three months ended September 30, 2002, of $6.6 million, an increase of $2.8 million, or 42.4%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by interest on reduced amounts outstanding under our revolving bank credit facility during 2003.

Depreciation expense for the three months ended September 30, 2003, was $9.0 million compared to depreciation expense for the three months ended September 30, 2002, of $8.0 million, an increase of $1.0 million, or 12.5%.  General and administrative expense for the three months ended September 30, 2003, was $2.5 million compared to general and administrative expense for the three months ended September 30, 2002, of $1.9 million, an increase of $600,000 or 31.6%.  These increases were primarily due to our investment in nine properties in October 2002, 27 properties in 2003 and costs of $100,000 in connection with our litigation with Marriott and HEALTHSOUTH.

Net income was $10.5 million, or $0.18 per share, for the three months ended September 30, 2003, compared to $13.1 million, or $0.22 per share, for the three months ended September 30, 2002, a decrease of $2.6 million, or $0.04 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions in the second half of 2002 and in 2003, the elimination of FF&E income reserve income, our debt issuance in April 2003 and costs associated with our litigation with Marriott and HEALTHSOUTH.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Rental income for the nine months ended September 30, 2003, was $93.6 million compared to rental income of $83.0 million for the nine months ended September 30, 2002, an increase of $10.6 million, or 12.8%.  This increase is due to the full impact of our acquisition and lease of 40 properties during 2002 and the impact of our acquisition and lease of 22 properties in the 2003 period.

FF&E reserve income for the nine months ended September 30, 2003, was zero compared to $5.3 million for the nine months ended September 30, 2002.  One of our leases with Five Star required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended on October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by Five Star.  We have security and remainder interests in these accounts and in property purchased with funding from these accounts.  Accordingly, we no longer record FF&E reserve income.

Interest and other income for the nine months ended September 30, 2003 and 2002, each include $600,000 of dividend income from one million shares of HRPT that we own.  Also included in interest and other income for the nine months ended September 30, 2003, is $750,000 of proceeds from the sale of a mortgage note.  In connection with one of our 2002 acquisitions, we were assigned the rights under this mortgage note from an unrelated third party.  The mortgage note was assigned zero value at the time of the assignment.  However, in March 2003, we sold the note to an affiliate of the note obligor for $750,000.  The nine months ended September 30, 2003, also includes $284,000 of mortgage interest income from mortgage financing we provided in February 2003 to Alterra, and a net operating loss of $146,000 from the property we repossessed from a defaulted tenant in March 2003.

Interest expense for the nine months ended September 30, 2003, was $25.6 million compared to interest expense for the nine months ended September 30, 2002, of $20.4 million, an increase of $5.2 million, or 25.5%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes issued in April 2003, partially offset by interest on reduced amounts outstanding under our revolving bank credit facility during 2003.

Depreciation expense for the nine months ended September 30, 2003, was $26.6 million compared to depreciation expense for the nine months ended September 30, 2002, of $23.2 million, an increase of $3.4 million, or 14.7%.  General and administrative expense for the nine months ended September 30, 2003, was $7.6 million compared to general and administrative expense for the three months ended September 30, 2002, of $5.9 million, an increase of $1.7 million or 28.8%.  These increases were primarily due to our investment in 40 properties during 2002, 27 properties in 2003 and costs of $800,000 in connection with our litigation with Marriott and HEALTHSOUTH.

During the nine months ended September 30, 2003, we recorded a loss on sale of property of $1.2 million.  We did not sell any properties in the 2002 period.  During the nine months ended September 30, 2002, we recorded a loss from discontinued operations of $2.5 million related to a facility leased to Five Star which was closed during that quarter.  We had no discontinued operations in the 2003 period.

Net income was $32.3 million, or $0.55 per share, for the nine months ended September 30, 2003, compared to $35.4 million, or $0.63 per share, for the nine months ended September 30, 2002, a decrease of $3.1 million, or $0.08 per share.  These changes reflect the changes described above in revenues and expenses and the more than 2.7 million share increase in the weighted average number of shares outstanding between the 2003 and 2002 periods which resulted primarily from our sale of our common shares in 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  Minimum rents are generally received monthly or quarterly from our tenants and percentage rents are received monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distributions payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon payment of an extension fee.  Borrowings under the revolving bank credit facility can be up to $250.0 million and the revolving bank credit facility includes a feature under which the maximum borrowing may be expanded to $500.0 million, in certain circumstances.  Drawings under our revolving bank credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the revolving bank credit facility is payable at a spread above LIBOR.

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

On April 21, 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due 2015, raising net proceeds, after a discount and costs of issuance, of $146.2 million.  The net proceeds from this issuance were used to repay amounts outstanding under our revolving bank credit facility and for general business purposes.  Our term debt maturities, other than our revolving bank credit facility, are as follows:  $9.1 million in 2004; $245.0 million in 2012; $150.0 million in 2015; and $14.7 million in 2027.

On May 30, 2003, we purchased from an unrelated third party three assisted living facilities for $6.5 million.  On July 15, 2003, in accordance with one of our leases, we funded $8.4 million of expenditures related to the repair, maintenance or renovation of our properties.  On September 30, 2003, we purchased one independent living property for $12.3 million.  The funding for these transactions was provided by borrowings under our revolving bank credit facility and cash on hand.

At September 30, 2003, we had $4.9 million of cash and cash equivalents and $226.0 million available on our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

On October 1, 2003, a distribution of $0.31 per common share was declared with respect to our 2003 third quarter results.  This distribution will be paid to shareholders on or about November 20, 2003, using cash on hand and borrowings under our revolving bank credit facility.

When amounts are outstanding on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional long term debt and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

issuing new equity securities.  As of September 30, 2003, we had $1.6 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

Debt and Trust Preferred Securities Covenants

Our principal debt obligations at September 30, 2003, were our unsecured revolving bank credit facility and our $395.0 million of unsecured senior notes.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of September 30, 2003, we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, under the revolving bank credit facility, our senior debt rating is used to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more.  Similarly, a default on our public debt or trust preferred securities indenture would be a default under our revolving bank credit facility.

As of September 30, 2003, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

On May 30, 2003, we purchased from an unrelated third party three assisted living properties with 171 living units located in Virginia for $6.5 million.  On September 30, 2003, we purchased from Five Star one independent living property with 164 units in California for $12.3 million.  We and Five Star jointly obtained an independent appraisal to determine the purchase price of the California property.  These four properties were added to an existing lease with Five Star for nine other independent and assisted living properties.  The annual minimum rent for the 13 properties included in this lease was increased by $1.9 million to $8.2 million.  All other terms of the lease remain unchanged.

Under the terms of our leases with Five Star, on July 15, 2003, we funded $8.4 million for expenditures made by Five Star for improvements at our properties, resulting in an increase in the annual rents payable to us by Five Star of $840,000.

On July 28, 2003, we agreed to sell to Five Star two nursing homes in Michigan that are currently leased by Five Star.  The purchase price is $10.5 million, the appraised value of the properties, and the sale is subject to Five Star obtaining HUD financing to complete this purchase.  These two properties are leased on a combined basis with other properties.  Under the terms of that lease, we will reduce the annual rent

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

payable under the combined lease by 10% of the net proceeds that we receive from the sale.  This transaction is expected to close in the fourth quarter, but it may not close during that period or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2002.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future.

Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005.  We can extend the maturity for one year for a fee.  At September 30, 2003, we had $24.0 million outstanding and $226.0 million available for drawing under our revolving bank credit facility.  Repayments under our revolving bank credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $24.0 million at September 30, 2003, was 2.55% per annum.  The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt outstanding at September 30, 2003 (dollars in thousands):

	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2003	2.55%	$24,000	$612
10% reduction	2.30%	$24,000	$552
10% increase	2.81%	$24,000	$675

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO:

•        OUR TENANTS’ ABILITY TO PAY OUR RENTS,

•        OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES,

•        OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS,

•        OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL,

•        OUR LITIGATION WITH MARRIOTT INTERNATIONAL, INC. AND MSLS,

•        OUR LITIGATION WITH HEALTHSOUTH,

•        OUR NOTICE OF DEFAULT TO GENESIS,

•        ALTERRA’S PROPOSED PLAN OF REORGANIZATION AND OTHER MATTERS.

ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “PREDICT” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•        THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS,

•        COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•        CHANGES IN FINANCING TERMS,

•        COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND

•        CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

SIMILARLY, THE FACT THAT WE BELIEVE THAT MSLS HAS DEFAULTED ON ITS OPERATING CONTRACTS FOR 31 COMMUNITIES OR THAT WE HAVE THE RIGHT TO TERMINATE THOSE CONTRACTS OR MSLS’S AGENCY, OR THAT OUR LEASE WITH HEALTHSOUTH SHOULD BE REFORMED MAY IMPLY THAT THE FINAL OUTCOME OF THESE CASES WILL ALSO PERMIT THOSE ACTIONS.  HOWEVER, DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY RESULT IN DIFFERENT AND CONTRARY CONCLUSIONS. FURTHER, MARRIOTT HAS TRANSFERRED THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES TO SUNRISE AND WE ARE UNABLE TO PREDICT WHAT EFFECT THIS TRANSFER MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.  ALSO, WE CURRENTLY EXPECT THAT, IF WE TERMINATE THE MANAGEMENT CONTRACTS OR MSLS’S AGENCY, FIVE STAR COULD ASSUME THE OPERATIONS OF OUR 31 SENIOR LIVING COMMUNITIES WHICH ARE NOW MANAGED BY

SUNRISE, AND THAT THIS CHANGE IN OPERATIONS WOULD NOT RESULT IN AN INTERRUPTION IN THE RENT PAID BY FIVE STAR TO US FOR THESE COMMUNITIES.  HOWEVER, SUNRISE MAY REFUSE TO COOPERATE IN THE TRANSITION OF THESE OPERATIONS, AND SUCH ACTIONS BY SUNRISE MAY CAUSE FINANCIAL LOSSES TO FIVE STAR WHICH MAKE IT IMPOSSIBLE FOR FIVE STAR TO CONTINUE TO PAY RENT DUE US.  OUR PENDING LITIGATION WITH MARRIOTT AND MSLS AND WITH HEALTHSOUTH COULD BE EXPENSIVE AND MIGHT HAVE UNEXPECTED OUTCOMES.

FURTHER, THE FACT THAT WE HAVE NOTIFIED GENESIS AND ALTERRA OF ANTICIPATED DEFAULTS MAY IMPLY THAT THEY WILL, IN FACT, DEFAULT.  HOWEVER, THEY MAY DISPUTE OUR CLAIMS OR MAKE CHANGES TO THEIR CURRENT PLANS THAT WOULD CURE THESE DEFAULTS.  MOREOVER, THE ACTIONS CURRENTLY PROPOSED BY GENESIS AND ALTERRA, RESPECTIVELY, MAY CAUSE THEM TO BE UNABLE TO PAY OUR RENTS.

FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS.  FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, TOGETHER WITH ALL AMENDMENTS THERETO, AS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II.	Other Information

Item 6.  Exhibits and Report on Form 8-K

(a) Exhibits:

10.1

Registration Agreement, dated October10, 2003, between the Company and HRPT Properties Trust.  (Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 10, 2003.)

10.2	Partial termination of Lease and Sublease, dated as of June 5, 2003, by and among SPT IHS Properties Trust, Five Star Quality Care, Inc. and Five Star Quality Care-GA, LLC. (filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith.)

(b) Reports on Form 8-K:

During the third quarter of 2003, we filed or furnished the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K dated July 31, 2003 furnishing our press release containing our results of operations and financial condition for the quarter ended June 30, 2003 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: November 10, 2003

By:	/s/John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: November 10, 2003