Form 10-K
period 2003-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2004-03-12
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting shares of the registrant held by non-affiliates was $616.9 million based on the $13.56 closing price per common share on the New York Stock Exchange on June 30, 2003.  For purposes of this calculation, 12,809,238 common shares of beneficial interest, $0.01 par value, held by HRPT Properties Trust and an aggregate of 146,578 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 8, 2004: 63,453,338.

References in this Annual Report on Form 10-K to the “Company”, “SNH”, “Senior Housing”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 11, 2004.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES AND OFFICERS CONCERNING:

•                       OUR TENANTS’ ABILITY TO PAY OUR RENTS,

•                       OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES,

•                       OUR ABILITY TO MAKE INTEREST AND PRINCIPAL PAYMENTS ON OUR DEBT,

•                       OUR ABILITY TO MAKE DISTRIBUTIONS ON OUR SHARES,

•                       OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCING AND OTHER MATTERS,

•                       OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST,

•                       OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY,

•                       OUR ABILITY TO ACCESS CAPITAL MARKETS OR OTHER SOURCES OF FUNDS,

•                       OUR LITIGATION WITH HEALTHSOUTH AND

•                       THE POSSIBLE EXPANSION OF OUR BUSINESS RELATIONSHIP WITH NEWSEASONS.

ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “PREDICT” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                       CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES),

•                       COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•                       CHANGES IN FINANCING TERMS,

•                       COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES AND

•                       CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR THOSE PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

MARRIOTT HAS TRANSFERRED THE OPERATIONS OF THE 31 SENIOR LIVING COMMUNITIES TO SUNRISE AND SINCE THE TRANSFER, THE OPERATING RESULTS AT THESE 31 COMMUNITIES

HAVE DECLINED; WE ARE UNABLE TO PREDICT WHAT EFFECT THIS TRANSFER MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.

FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR.  YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

SENIOR HOUSING PROPERTIES TRUST
2003 FORM 10-K ANNUAL REPORT

* Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

PART I

Item 1.           Business

The Company.

We are a real estate investment trust, or REIT, which was organized under the laws of the state of Maryland in 1998 to continue the senior housing real estate business of HRPT Properties Trust, or HRPT, our former parent.  As of December 31, 2003, we owned 150 properties located in 31 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.4 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

We believe that the aging of the United States population will increase the demand for existing senior apartments, independent living properties, assisted living facilities and nursing homes and encourage development of new properties.  Our business plan is to profit from this increasing demand in two ways.  First, we intend to purchase additional properties and lease them at initial rents that are greater than our costs of acquisition capital.  Second, we intend to structure leases that provide for periodic rental increases.

Our present business plan for senior housing investments contemplates properties which offer four types of senior housing accommodations, including some properties that combine more than one type in a single building or campus, including age restricted apartment buildings, independent living properties, assisted living facilities and nursing homes.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

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

Independent Living Properties.  Independent living properties, or congregate communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living property usually bundles several services as part of a regular monthly charge; for example, one or two meals per day in a central dining room, weekly maid service or a social director may be offered. Additional services are generally available from staff employees on a fee-for-service basis. In some independent living properties, separate parts of the property are dedicated to assisted living or nursing services.

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

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly two-bed units with a separate bathroom in each unit and shared dining and bathing facilities. Some private rooms are often available for those residents who pay higher rates or for residents whose medical conditions require segregation.  Nursing homes are generally staffed by licensed nursing professionals 24 hours per day.

Hospitals.  We currently own two rehabilitation hospitals.  These hospitals were acquired in a property exchange transaction for nursing homes which we previously owned and leased to HEALTHSOUTH

Corporation, or HEALTHSOUTH. HEALTHSOUTH decided to cease operating the nursing homes and we exchanged the nursing homes for the hospitals that HEALTHSOUTH continues to operate.

Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  To date we have not made any such investments, but we continue to explore such alternative investments.

Tenants.

All of our properties are included in 13 separate leases and one operating agreement.  The following chart presents a summary of these leases and this agreement as of December 31, 2003 (dollars in thousands).

Tenant	Number of Properties (beds/units)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. /Sunrise Senior Living, Inc(1)	31 (7,491)	$619,942	$590,084	$63,674	12/31/17	1 for 10 years. 1 for 5 years.

Sunrise Senior Living, Inc. /Marriott International, Inc.(2)	14 (4,030)	325,473	255,888	30,975	12/31/13	4 for 5 years each.

NewSeasons Assisted Living Communities, Inc./Independence Blue Cross(3)	10 (1,019)	87,656	87,574	9,287	4/30/17	2 for 15 years each.

HEALTHSOUTH	2 (364)	43,553	37,593	8,700	12/31/11	2 for 10 years each.

Five Star Quality Care, Inc.(4)	13 (1,054)	83,471	81,254	8,235	12/31/18	1 for 15 years.

Five Star Quality Care, Inc.(4)	53 (4,868)	147,072	112,407	7,646	12/31/19	1 for 15 years.

Alterra Healthcare Corporation(5)	18 (894)	61,079	59,707	7,015	12/31/17	2 for 15 years each.

Genesis HealthCare Corporation(6)	1 (156)	13,007	10,591	1,509	12/31/05	2 for 10 years each. 1 for 5 years.

ABE Briarwood Corp. (formerly Integrated Health Services, Inc)	1 (140)	15,598	7,356	1,200	12/31/10	3 for 10 years each.

HealthQuest, Inc	3 (361)	7,589	5,281	1,075	1/31/13	2 for 10 years each.

Covenant Care, Inc	1 (180)	3,503	2,465	954	9/30/15	1 for 15 years.

Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,641	842	12/31/05	2 for 10 years each.

The MacIntosh Company	1 (200)	3,593	2,773	513	6/30/19	1 for 10 years.

Managed for us(7)	1 (105)	1,512	1,199	—	NA	NA
	150 (20,965)	$1,418,241	$1,257,815	$141,626

(1)           These properties are leased to Five Star, but are managed by Sunrise.

(2)           These properties are leased to a Sunrise subsidiary, but this lease is guaranteed by Marriott.

(3)           This lease commenced on December 29, 2003 and is guaranteed by Independence Blue Cross, a Pennsylvania health insurance company.

(4)           These two leases were combined in March 2004 and the lease expiration date was changed to December 31, 2020.  In March 2004, we purchased one property for $24.1 million and added it to this lease for an annual rent increase of $2.4 million.

(5)           This lease commenced on February 28, 2003.

(6)           In January 2004, this lease expiration was extended one year to December 31, 2006.

(7)           This property is not leased.  The previous tenant defaulted its lease obligations and we terminated its lease.  Since March 17, 2003, this property has been operated for our account by Five Star Quality Care, Inc.  We are currently offering this property for sale or lease.

Sunrise Senior Living, Inc.  Until March 28, 2003, Marriott Senior Living Services, Inc., or MSLS, was the operator of properties leased under two of our leases:  (i) 14 properties leased to MSLS until 2013 for annual rent of $31.0 million; and (ii) 31 properties leased to Five Star Quality Care, Inc., or Five Star, until 2017 for annual rent of $63.7 million.  On March 28, 2003, Marriott International, Inc., or Marriott, sold MSLS to Sunrise Senior Living, Inc., or Sunrise, and MSLS changed it name to Sunrise Senior Living Services, Inc., or SLS.  SLS is a 100% owned subsidiary of Sunrise.  We do not know the financial arrangements which have been agreed between Sunrise and Marriott regarding the 14 property lease, but Marriott continues to guaranty the lease for these properties.  Neither Sunrise nor Marriott has guaranteed Five Star’s lease for the 31 properties managed by SLS.

The following table presents summary financial information reported by Marriott in its Annual Report on Form 10-K for its 2003, 2002 and 2001 fiscal years:

Summary Financial Information of Marriott International, Inc.
(in millions)

	As of or for the year ended
	January 2, 2004	January 3, 2003	December 28, 2001
Sales	$9,014	$8,415	$7,768
Net income	502	277	236
Total assets	8,177	8,296	9,107
Long-term debt	1,391	1,553	2,708
Shareholders’ equity	3,838	3,573	3,478

The following table presents summary financial information reported by Sunrise in its press release furnished on Form 8-K on February 26, 2004 and its Annual Report on Form 10-K for the year ended December 31, 2002:

Summary Financial Information of Sunrise Senior Living, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2003	December 31, 2002	December 31, 2001
Operating revenue	$1,188,301	$505,912	$428,219
Net income	62,178	54,661	49,101
Total assets	1,009,798	1,116,151	1,177,615
Long-term debt	200,828	427,554	603,831
Shareholders’ equity	490,275	465,818	410,701

At the time of this report, Sunrise has not filed its annual report on Form 10-K for the year ended December 31, 2003.  We expect to furnish summary audited financial information relating to Sunrise for that period by an amendment to this Form 10-K when such information becomes available to us.

Five Star.  We lease 31 senior living communities to Five Star until 2017 for annual rent of $63.7 million.  As discussed above, these communities are managed by SLS.  Neither Marriott nor Sunrise has guaranteed the lease for these 31 properties.  Five Star has advised us that the financial results of operations of these 31 properties managed by SLS have declined since Sunrise acquired MSLS and that this decline has had a material and adverse impact upon Five Star’s financial results.  Five Star and SLS are having discussions concerning possible improvements in the financial results of these operations, and we are monitoring these discussions.

During 2003, we had two additional leases with Five Star; one for 53 nursing homes and one for 13 independent and assisted living facilities.  These 66 properties are operated by Five Star.  On March 1, 2004, we purchased from Five Star one independent and assisted living facility with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living facilities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•                  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•                  the minimum rent for the combined lease of 53 nursing homes and 14 independent living facilities was increased by $2.4 million; and

•                  for all of our leases with Five Star, the amount of additional rent to be paid to us was changed to 4% of the increase in revenues at the leased properties beginning in 2006.

All other lease terms remained substantially unchanged.

Five Star was formerly our 100% owned subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted on their leases.  We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001.  Today, Five Star is a separate company listed on the American Stock Exchange under the symbol “FVE” and our most important tenant.  Since it became a separate public company by the spin off to our shareholders, Five Star has not operated profitably.  We believe Five Star has adequate financial resources and liquidity to continue its business for at least the next 12 months; however, we can provide no assurance that Five Star will continue to meet all of its obligations to us.

As of the date of this report, Five Star, which is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act, has not filed its Annual Report on Form 10-K.  Therefore, summary audited financial information regarding Five Star is not available.  We expect to furnish such information by an amendment to this Form 10-K when it becomes available to us.

NewSeasons Assisted Living Communities, Inc.  In December 2003, we purchased 10 assisted living properties with resident capacity of 1,019 located in two states for $86.6 million from NewSeasons Assisted Living Communities, Inc., or NewSeasons.  Simultaneously, NewSeasons leased these facilities from us for an initial term ending in 2017 plus renewal options.  The rent payable to us will average approximately $9.3 million per year during the initial lease term; although it will commence at a lower rent of approximately $8.0 million per year and then increase at agreed times during the lease term.  Substantially all of the revenues at these properties are paid by residents from their private resources.  NewSeasons is a subsidiary of Independence Blue Cross, or IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $8.5 billion in 2002.  IBC has guaranteed NewSeasons’ rent to us.  In addition, we, NewSeasons and IBC have entered an agreement for the possible expansion of our business relationships by adding up to four assisted living properties with resident capacity of 540.  These four properties are currently encumbered by mortgage debts.  We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, IBC and the lenders.  If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million; any that we purchase will be added to the lease for the 10 currently leased properties and rent payable to us will increase.

HEALTHSOUTH. We lease two rehabilitation hospitals to HEALTHSOUTH until 2011 for annual rent of $8.7 million.  During 2003, 15 present or former executives of HEALTHSOUTH Corporation pled guilty to preparing and distributing false financial information.  A new management team is now operating HEALTHSOUTH.  As of March 8, 2004, HEALTHSOUTH’s current rent to us was timely paid and we believe the operations of our two hospitals by HEALTHSOUTH have continued to produce earnings in excess of our rent.

However, HEALTHSOUTH has not provided us with revised financial statements which its current management represents to be accurate.  Accordingly, we cannot provide any assurance that HEALTHSOUTH’s operations of our properties are profitable or that HEALTHSOUTH will continue to pay its rent.  We are currently involved in litigation with HEALTHSOUTH.  For more information about this litigation, see “Item 3.  Legal Proceedings” below.

Alterra Healthcare Corporation.  We lease 18 assisted living properties to a subsidiary of Alterra Healthcare Corporation, or Alterra, until 2017, plus renewal options.  The rent payable to us under this lease is $7.0 million per year plus increases starting in 2004 based upon increases in the gross revenues at the leased properties.  A majority of the revenues at these Alterra operated properties are paid by residents from their private resources.  Alterra filed for bankruptcy in February 2003.  Alterra’s plan of reorganization was approved by the Bankruptcy Court in November 2003.  Throughout its bankruptcy and as of March 8, 2004, Alterra has been current on its rent obligations to us.

Genesis HealthCare Corporation.  We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, until 2006 for $1.5 million of annual rent.  Genesis filed for bankruptcy in 2000.  Genesis’s plan of reorganization was approved by the Bankruptcy Court in 2001.  Throughout its bankruptcy and continuing through today, Genesis has continued to pay our rent on a current basis.  During 2003, Genesis was separated from its related pharmacy business in a spin off transaction.  We consented to this separation in return for a lease extension to 2006 and a lease guaranty from Genesis.  We also hold a restricted cash security deposit of $235,000.  Genesis is a public company listed on the NASDAQ under the symbol “GHCI”.

ABE Briarwood Corp.(formerly Integrated Health Services, Inc).  We lease one skilled nursing facility to a former subsidiary of Integrated Health Services, Inc., or Integrated Health.  During 2003, control of Integrated Health was transferred to private companies pursuant to a bankruptcy plan of reorganization.  The stock of subsidiaries of Integrated Health, which included our tenant, were acquired by a private company called ABE Briarwood Corp.  Our property was sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc.  We consented to this change of control in return for a cash security deposit of $600,000 and guarantees of the lease by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc.  As of March 8, 2004, this tenant is current on its rent obligations to us.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company.  The lease is guaranteed by the sole shareholder of HealthQuest, Inc.  As of March 8, 2004, this tenant is current on its rent obligations to us.

Covenant Care, Inc.  We lease one skilled nursing facility in Fresno, California to Covenant Care California, Inc.  The lease is guaranteed by our tenant’s parent company, Covenant Care, Inc., a privately owned company, and secured by a cash security deposit of $900,000.  As of March 8, 2004, this tenant is current on its rent obligations to us.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, Washington to Evergreen Washington Healthcare Seattle, LLC.  This lease is guaranteed by our tenant’s parent company, Evergreen Washington Healthcare, LLC, a privately owned company, and secured by a cash security deposit of $385,000.  As of March 8, 2004, this tenant is current on its rent obligations to us.

The MacIntosh Company.  During 2003, our lease for one skilled nursing facility in Grove City, Ohio with The MacIntosh Company was extended to 2019 and we committed to fund up to $1.0 million of capital improvements at the property in exchange for increased rent.  This lease is guaranteed by a management company affiliate of our tenant and by the former and current majority shareholders of the tenant and the management company, which are privately owned.  As of March 8, 2004, this tenant is current on its rent obligations to us.

Managed Property.  During 2003, one of our private company tenants defaulted its lease.  We terminated this lease and engaged Five Star to manage this property for our account.  As of March 8, 2004, this property is being offered for sale or lease.

Lease Terms.

Our leases are so-called “triple net” leases which require the tenants to maintain our properties during the lease terms and generally to indemnify us from liability which may arise by reason of our ownership of the properties.  Our lease terms generally require our tenants to maintain the leased properties, at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance policies.  In the event of partial damage, condemnation or taking, our tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and the tenants are required to pay any difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investments in the properties.

Events of Default.  Under our leases events of default generally include:

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

However, the existence of triple net lease terms does not guaranty that our tenants will honor their obligations to us.

Investment Policies.

Acquisitions.  Our present investment goals are to acquire additional real estate primarily for income and secondarily for appreciation potential.  In implementing this acquisition strategy, we consider a range of factors relating to proposed acquisitions, including:

•                  proposed lease terms;

•                  the availability and reputation of a financially qualified lessee or guarantor;

•                  historical and projected cash flows from the operations of the property;

•                  the estimated replacement cost and proposed acquisition price of the property;

•                  the design, physical condition and age of the property;

•                  the competitive market environment of the property;

•                  the price segment and payment sources in which the property is operated; and

•                  the level of permitted services and regulatory history of the property and its historical operators.

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

Mergers and Strategic Combinations.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies and we continue to explore such possibilities.  A principal goal of any such transaction will be to render more secure our revenue sources.

Disposition Policies.

From time to time we consider the sale of one or more properties or investments.  Disposition decisions are made based on a number of factors including, but not limited to, the following:

•                  our ability to lease the affected property;

•                  our tenant’s desire to purchase the affected property;

•                  our tenant’s desire to cease operating the affected property;

•                  the proposed sale price;

•                  the strategic fit of the property or investment with the rest of our portfolio; and

•                  the existence of alternative sources, uses or needs for capital.

During 2003 and 2002, we sold two nursing homes which had been leased to Five Star to unaffiliated parties.  As a result of these sales, Five Star’s rent for the combination of leased properties which included these properties was reduced by a percentage of the net proceeds of sale which we realized.  We have agreed to sell two nursing homes to Five Star.  We expect the sale of these properties to occur during the first half of 2004, however, this sale is conditioned upon Five Star obtaining Department of Housing and Urban Development insured financing for its purchase.  We are currently marketing for sale or lease one nursing home where our tenant defaulted its lease.

Financing Policies.

There are no limitations in our organizational documents on the amount of indebtedness we may incur.  Our revolving bank credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth.  However, our board of trustees may seek to amend these covenants or seek replacement financings with less restrictive covenants.  Decisions to seek changes in the financial covenants which currently restrict our debt leverage will be made based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

Our board of trustees may determine to obtain replacements for our current credit facilities or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis.  We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares.  We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

Investment Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR, our investment manager.  RMR originates and presents investment opportunities to our board of trustees.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 928-1300.  RMR acts as the investment manager to HRPT, a New York Stock Exchange, or NYSE, listed real estate company which owns office buildings and is the holder of 9,660,738 of our common shares.  In addition, RMR has an agreement to provide certain shared services to Five Star and RMR has other business interests.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; and John C. Popeo, Vice President and Treasurer; Adam D. Portnoy, Vice President; and William J. Sheehan, Director of Internal Audit.  Messrs. Hegarty and Hoadley are also our officers.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 8, 2004, RMR had approximately 300 full-time employees.

Government Regulation and Reimbursement.

Our tenants’ operations of our properties must comply with numerous federal, state and local statutes and regulations.  Also, the healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Senior Apartments.  Generally, government programs do not pay for housing in senior apartments. Rents are paid from the residents’ private resources. Accordingly, the government regulations that apply to these types of properties are generally limited to zoning, building and fire codes, Americans with Disabilities Act requirements and other life safety type regulations applicable to residential real estate. Government rent subsidies and government assisted development financing for low income senior housing are exceptions to these general statements. The development and operation of subsidized senior housing properties are subject to numerous governmental regulations. While it is possible that we may purchase and lease some subsidized senior apartment facilities, we do not expect these facilities to be a major part of our future business and we do not now own senior apartments where rent subsidies are applicable.

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

Assisted Living. According to the National Academy for State Health Policy, most states provide or are approved to provide Medicaid payments for residents in some assisted living facilities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and some states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living or demonstration projects. Because rates paid to assisted living facility operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at, and physical conditions of, the participating facilities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the inspection processes mandated by these states for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living facilities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living facilities. According to the National Academy for State Health Policy, the majority of states and the District of Columbia have licensing statutes or standards specifically using the term “assisted living”.  The majority of states have requirements for facilities servicing people with Alzheimer’s disease or dementia.  The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Most state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, some states require certificates of need from state health planning authorities before new assisted living facilities or programs may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living facilities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living facilities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living facilities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

Two federal government studies and a recent report to a Senate committee by an assisted living work group provide background information and make recommendations regarding the regulation of, and the possibility of increased governmental funding for, the assisted living industry. The first study, an April 1999 report by the General Accounting Office to the Senate Special Committee on Aging, on assisted living facilities in four states, found a variety of residential settings serving a wide range of resident health and care needs. The General Accounting Office found that consumers often receive insufficient information to determine whether a particular facility can meet their needs and that state licensing and oversight approaches vary widely. The General Accounting Office anticipates that as the states increase the use of Medicaid to pay for assisted living, federal financing will likewise grow, and these trends will focus more public attention on the place of assisted living in the continuum of long-term care and upon state standards and compliance approaches. In June 2003, the General

Accounting Office recommended that CMS strengthen its oversight of state Medicaid waiver programs and state quality assurance activities.  The second study, a National Study of Assisted Living for the Frail Elderly, was funded by the U.S. Department of Health and Human Services Assistant Secretary for Planning and Evaluation and reported on the effects of different service and privacy arrangements on resident satisfaction, aging in place and affordability.  In 2001, 2002, and 2003, the Senate Special Committee on Aging held hearings on assisted living and its role in the continuum of care and on home and community-based alternatives to nursing homes. In April 2003, an assisted living workgroup consisting of almost 50 organizations involved in assisted living, representing providers, consumers, accrediting and state regulatory organizations and others, provided a final report to the Senate Special Committee on Aging, as the Committee had requested.  The workgroup could not agree on a definition for “assisted living” or on model standards, but presented recommendations on subjects ranging from staffing and funding to state regulatory approaches, for use by state and federal policymakers, assisted living operators and others.  We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have.  Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely. However, we do anticipate that assisted living facilities will increasingly be licensed and regulated by the various states, and that in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing homes.

Reimbursement. About 64% of all nursing home revenues in the U.S. in 2002 came from publicly funded programs, including about 49% from Medicaid programs and 13% from the Medicare program. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, or Medicare PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under Medicare PPS, capital costs are part of the prospective rate and are not facility specific. Medicare PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services.  At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including our tenants.

Medicare PPS was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before Medicare PPS, Medicare rates were facility-specific and cost-based. Under Medicare PPS, facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident’s medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies. Medicare PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase-in period, Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the new Medicare payment system.  According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about nine percent.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20 percent and allowed nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by

4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.  In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001, to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, extended the moratorium on some therapy limitations through 2000 and maintained the previously temporary 20% increase in the other care group rates established in 1999.  However, as of October 1, 2002, the 4% across-the-board increase in Medicare payment rates and the 16.66% increase in the nursing component of the rates each expired. Effective October 1, 2003, CMS has increased the annual inflation update to skilled nursing facility rates by 3% per year, and added an additional 3.26% for the year beginning October 1, 2003, to account for inflation underestimates in prior years.  The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined.  Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 sets a new moratorium on implementation of some therapy limitations through 2005.

Because of the current federal budget deficit and other federal government priorities, such as homeland security and the war on terrorism, we do not expect the federal government to fully restore the Medicare rate increases which expired on October 1, 2002.  Similarly, because of budget deficits in numerous states, we expect Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2004 and in some instances Medicaid rates may decline.  This combination of events may make it increasingly difficult for some of our tenants to pay our rent.

Survey And Enforcement. CMS has begun to implement an initiative to increase the effectiveness of Medicare and Medicaid nursing facility survey and enforcement activities. CMS’ initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and the CMS’ July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999, 2000 and 2003 which recommended that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of states, to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the internet at www.medicare.gov.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed.  Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them.  If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our tenants’ abilities to pay their rents.

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

Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities, to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and took effect in 2003, with civil and criminal sanctions for noncompliance. An adverse determination concerning any of our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could negatively affect these tenants’ abilities to pay our rent.

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

Other Matters.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare beneficiaries may receive prescription drug benefits beginning in 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand-alone prescription drug plans.  A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress, such as programs for national health insurance, Medicaid block grants to states rather than federal matching moneys for optional state Medicaid services, additional Medicare and Medicaid reforms and federal and state cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business or our tenants’ ability to pay rent.

Competition.

We compete with other real estate investment trusts.  We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in real estate.  Some of these competitors have resources that are greater than ours and have lower costs of capital.

Environmental Matters.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with hazardous substances. We reviewed environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental liabilities. However, no assurances can be given that environmental conditions for which we may be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website.

Our internet address is www.snhreit.com.  Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, 400 Center Street, Newton, MA  02458 or at our website www.snhreit.com under the heading “Governance.”  We make available, free of charge, through the “SEC Filings” tab under the “Financials” section of our internet website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report at the “Contact Us” section of our website.  Our board also provides a process for security holders to send communications to the entire board.  Information about the process for sending communications to our board can be found at the “Contact Us” section of our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any dividends are eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2003 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.  As discussed below, we acquired several C corporations on January 11, 2002 in connection with our acquisition of 31 senior living facilities.  Our investigation of these C corporations indicated that they did not have undistributed earnings and profits. However, upon review or audit, the IRS may disagree with our conclusion.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2003, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

In our 2000 taxable year, we took title to several healthcare facilities, valued in the aggregate at less than $9 million, through corporate subsidiaries in which we owned 99% of the outstanding common stock, all of which was nonvoting, and in which individual shareholders owned 1% of the outstanding common stock, all of which was voting.  We could not take direct title to these particular facilities and operate them under the “foreclosure property” rules discussed below because these facilities were not leased by or mortgaged to us at the time of our tenant-mortgagor’s default with respect to other facilities, nor could we lease these facilities on suitable terms because of market conditions at that time.  Accordingly, our 99% subsidiaries took title to these particular facilities and retained an independent contractor to operate and manage the facilities.  Although there can be no assurance in this regard, we believe that these 99% owned subsidiaries’ ownership and operational structure during our 2000 taxable year satisfied the then applicable REIT asset tests discussed below, because we did not own more than 10% of their voting securities.  As of January 1, 2001, we acquired 100% ownership of the formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001.  These elections were revoked early in taxable year 2002, in connection with the spin-off of Five Star Quality Care, Inc. and our diminished ownership of these subsidiaries.  We have received an opinion of counsel that it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001, until the revocation of the taxable REIT subsidiary elections.  We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued.  If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code as of January 1, 2001 because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries.  As our qualified REIT subsidiaries, the gross income from the subsidiaries’ healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below.  However, we took steps to qualify for the 75% and 95% gross income tests under the relief provision described below.  Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.  If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

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

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code’s attribution rules.

•                  There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

In our 2000 taxable year, we reduced to possession several healthcare facilities, including both the real property and the incidental personal property at these facilities, in each case after a default or imminent default on either a loan secured by the facility or a lease of the facility.  As of and subsequent to December 31, 2001, these facilities are leased to Five Star Quality Care, Inc., and we believe the rents from these facilities qualify as “rents from real property”.  For periods before we began leasing these facilities to Five Star Quality Care, Inc., gross operating income from the facilities would not have qualified under the 75% and 95% gross income tests in the absence of “foreclosure property” treatment under Section 856(e) of the Internal Revenue Code, and would likely have disqualified us from being a REIT.  As foreclosure property, however, gross operating income from our repossessed facilities qualified under the 75% and 95% gross income tests.  Further, any gain we recognized on the sale of foreclosure property, plus any income we received from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by our expenses directly connected with the production of those items of income, was subject to tax at the maximum corporate rate of 35%.

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

We have in the past attached and will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

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

Our Relationship with Five Star.  In 2001, we and HRPT spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our significant shareholder, HRPT obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

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

In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

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

Acquisition of C Corporations

On January 11, 2002, we acquired all of the outstanding stock of a subsidiary of a C corporation.  At the time of that acquisition, this subsidiary directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  Upon our acquisition, each of the acquired entities became either our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code or a disregarded entity under Treasury regulations issued under Section 7701 of the Internal Revenue Code.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of wholly-owned subsidiaries have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to the acquired subsidiaries’ federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired corporate subsidiaries’ earnings and profits for federal income tax purposes, if any.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a C corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of the C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period following the acquisition, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time we acquired the asset, or (2) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset acquired in the January 11, 2002, transaction during the ten-year period commencing on that date could be subject to tax under these rules.  However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in the January 11, 2002, transaction.

Also on January 11, 2002, we conveyed to Five Star and its subsidiaries operating assets that were of a type that are typically owned by the tenant of a senior living facility.  In exchange, Five Star and its subsidiaries assumed related operating liabilities.  The aggregate adjusted tax basis in the transferred operating assets was less than the related liabilities assumed, and Five Star and its subsidiaries received a cash payment from us in the amount of the difference.  We believe that the fair market value of these conveyed operating assets equaled their adjusted tax bases, and we and Five Star agreed to do our respective tax return reporting to that effect.  Accordingly, although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets’ fair market value, we reported no gain or loss, and therefore owed no corporate level tax under the rules for dispositions of former C corporation assets, in respect of this conveyance of operating assets to Five Star.

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

The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off in 1999 from HRPT depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the Internal Revenue Code.  We believe that Section 351(a) treatment was appropriate.  Therefore, we carried over HRPT’s tax basis and depreciation schedule in each of the assets, and to the extent that HRPT recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets.  In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets.  We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code, and we will perform all our tax reporting accordingly.  We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.  We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.

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

Taxation of U.S. Shareholders

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual federal income tax rate for long-term capital gains generally to 15% (for gains properly taken into account during the period beginning May 6, 2003, and ending for taxable years that begin after December 31, 2008) and for most corporate dividends generally to 15% (for taxable years that begin in the years 2003 through 2008).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for the new 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

(1)                                  your long-term capital gains, if any, recognized on the disposition of our shares;

(2)                                  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a 25% federal income tax rate);

(3)                                  our dividends attributable to dividends, if any, received by us from non-REIT corporations such as taxable REIT subsidiaries; and

(4)                                  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property.  If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.  We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15%.  No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Internal Revenue Code, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.

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

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder’s federal income tax liability.

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

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  All our outstanding shares have been registered under the Securities Exchange Act of 1934.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.           Properties

At December 31, 2003, we had real estate investments totaling $1.4 billion, at cost and after impairment loss write-downs, in 150 properties.  At December 31, 2003, five properties with an aggregate cost of $61.4 million were mortgaged or subject to capital lease obligations totaling $31.8 million.

The following table summarizes some information about our properties as of December 31, 2003.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Arizona	8	1,439	$95,387	$86,455
California	9	1,634	126,038	111,686
Colorado	8	853	33,388	26,044
Connecticut	2	300	12,867	8,431
Delaware	5	869	59,940	57,054
Florida	12	3,081	223,496	190,759
Georgia	3	338	11,188	8,907
Illinois	1	363	36,743	29,058
Indiana	2	263	23,369	22,353
Iowa	7	495	12,678	9,823
Kansas	3	402	32,374	30,820
Kentucky	3	606	43,333	41,175
Maryland	6	724	66,986	58,891
Massachusetts	3	489	66,082	59,053
Michigan	7	543	26,422	25,201
Minnesota	2	92	7,009	6,838
Missouri	2	180	4,153	3,112
Nebraska	14	814	15,399	13,348
New Jersey	6	984	87,248	83,175
New Mexico	1	209	26,750	25,468
North Carolina	3	197	12,633	12,308
Ohio	2	516	31,885	29,517
Pennsylvania	9	811	67,013	58,633
South Carolina	3	248	8,258	7,980
South Dakota	3	361	7,589	5,280
Tennessee	2	90	7,510	7,341
Texas	6	1,763	157,062	147,516
Virginia	8	1,146	76,605	63,731
Washington	1	103	5,193	3,641
Wisconsin	7	861	26,071	18,813
Wyoming	2	191	7,572	5,404
Total	150	20,965	$1,418,241	$1,257,815

Item 3.           Legal Proceedings

During 2002, about the time Marriott determined to sell MSLS to Sunrise, we and Five Star became involved in litigation with Marriott and MSLS which has been described in our 2002 Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q.  On January 7, 2004, we and Five Star settled this litigation with Marriott and MSLS.  Under the terms of the settlement we and Five Star, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Five Star $1.25 million each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and none of we or Five Star, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe it settles all our litigation with Marriott.  This settlement does not affect our or Five Star’s rights vis-à-vis Sunrise or SLS which arise by reason of events occurring after Sunrise purchased MSLS.

In January 2002, HEALTHSOUTH settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011 from January 2006, the annual rent was reduced from $10.3 million to $8.7 million and other lease terms between HEALTHSOUTH and us were changed.  A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.

Based on an SEC complaint against HEALTHSOUTH filed in March 2003 and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by several billion dollars, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent back to $10.3 million per year effective January 1, 2002, and to change the lease term back to expire on January 1, 2006, among other matters.  This litigation remains pending and no trial date has been set.  HEALTHSOUTH has continued to pay us rent at the rate of $8.7 million per year during the pendency of this litigation through the date of this report.

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

	High	Low
2002
First Quarter	$14.46	$13.19
Second Quarter	15.70	13.74
Third Quarter	15.57	10.25
Fourth Quarter	11.38	9.85
2003
First Quarter	$12.20	$10.68
Second Quarter	13.60	11.88
Third Quarter	14.49	13.19
Fourth Quarter	17.60	14.53

The closing price of our common shares on the NYSE on March 8, 2004, was $19.02.

As of March 8, 2004, there were 3,463 record holders of our common shares, and we estimate that as of that date there were in excess of 77,000 beneficial owners of our common shares.

The following table sets forth the amount of cash distributions paid with respect to the periods indicated:

	Distributions Per Common Share
	2003	2002

First Quarter	$0.31	$0.31
Second Quarter	0.31	0.31
Third Quarter	0.31	0.31
Fourth Quarter	0.31	0.31

Our distributions are generally paid in the quarterly period following the quarter to which the distribution relates.

On October 27, 2003, pursuant to our incentive share award plan, Frederick N. Zeytoonjian, a newly elected trustee, received a grant of 500 common shares of beneficial interest, par value $0.01 per share, valued at $14.95 per share, the closing price of our common shares on the New York Stock Exchange on October 27, 2003.  This grant was made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.           Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated.  Year to year comparisons are impacted by property acquisitions during historical periods.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share information.

Income Statement Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999(1)
Total revenues (2)	$131,148	$122,297	$274,644	$75,632	$90,790
Income from continuing operations(3)	47,034	52,013	18,021	31,208	14,907
Net income (3) (4)	45,874	50,184	17,018	58,437	14,834
Cash distributions to common shareholders(5)	72,472	72,457	42,640	31,121	31,202

Weighted average shares outstanding	58,445	56,416	30,859	25,958	26,000

Per common share data:
Income from continuing operations(3)	$0.80	$0.92	$0.58	$1.20	$0.57
Net income (3) (4)	0.78	0.89	0.55	2.25	0.57
Cash distributions to common shareholders(5)	1.24	1.24	1.20	1.20	1.20

Balance Sheet Data:

	At December 31,
	2003	2002	2001	2000	1999
Real estate properties, at cost, net of impairment losses	$1,418,241	$1,238,487	$593,199	$593,395	$708,739
Real estate mortgages receivable, net of bad debt reserves	—	—	—	—	22,939
Total assets	1,304,100	1,158,200	867,303	530,573	654,000
Total indebtedness	527,429	357,364	252,707	97,000	200,000
Total shareholders’ equity	727,906	752,326	574,624	422,310	409,406

(1)          Prior to October 12, 1999, we and our properties were owned by HRPT.  The data is presented as if we were a separate entity from HRPT for 1999.  This financial data has been derived from HRPT’s historical financial statements for periods prior to October 12, 1999.  Per share data has been presented as if our shares were outstanding for all of 1999.  The table includes pro rata allocations of HRPT’s interest expense and general and administrative expenses for periods prior to October 12, 1999.  In the opinion of our management, the methods used for allocating interest and general and administrative expenses are reasonable.  However, it is impossible to estimate all operating costs that we would have incurred as a public company separate from HRPT.  Accordingly, the income statement and per common share data shown are not necessarily indicative of results that we would have realized as a separate company.

(2)          Includes FF&E reserve income of $5.3 million ($0.09 per share) in 2002, which was collected by us but escrowed for use by our tenant to fund improvements to our properties.  Includes patient revenues from facilities’ operations of $224.9 million in 2001.  Includes a gain on foreclosures and lease terminations of $7.1 million ($0.27 per share) in 2000.

(3)          Includes $4.2 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations and Five Star spin-off costs of $3.7 million ($0.12 per share) in 2001, a gain on foreclosures and lease terminations of $7.1 million ($0.27 per share) and $3.5 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations in 2000, and an impairment loss write-down of $15.5 million ($0.60 per share) and loan loss reserve of $14.5 million ($0.55 per share) in 1999.

(4)          Includes a loss on sale of properties of $1.2 million ($0.02 per share) in 2003, a loss from discontinued operations of $1.8 million ($0.03 per share) and $1.0 million ($0.03 per share) in 2002 and 2001, respectively, and a gain on sale of properties of $27.4 million ($1.06 per share) in 2000.

(5)          In addition to the cash distributions, on December 31, 2001, we made a distribution of one share of Five Star for every ten shares of our common shares then outstanding.  This in kind distribution was valued at $31.5 million ($0.726 per share) based upon the market value of Five Star shares at the time of the distribution.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of December 31, 2003 (dollars in thousands):

	# of Properties	# of Units/Beds	Investment	% of Investment	Annual Rent	% of Annual Rent
Facility Type
Independent living communities(1)	35	10,191	$868,593	61.2%	$82,403	58.2%
Assisted living facilities	48	3,542	260,257	18.4%	29,826	21.1%
Skilled nursing facilities	65	6,868	245,838	17.3%	20,697	14.6%
Hospitals	2	364	43,553	3.1%	8,700	6.1%
Total	150	20,965	$1,418,241	100.0%	$141,626	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,491	$619,942	43.6%	$63,674	45.0%
Marriott/Sunrise (2)	14	4,030	325,473	22.9%	30,975	21.8%
NewSeasons	10	1,019	87,656	6.2%	9,287	6.6%
HEALTHSOUTH	2	364	43,553	3.1%	8,700	6.1%
Five Star #2	13	1,054	83,471	5.9%	8,235	5.8%
Five Star #1	53	4,868	147,072	10.4%	7,646	5.4%
Alterra Healthcare	18	894	61,079	4.3%	7,015	5.0%
Genesis HealthCare Corporation	1	156	13,007	1.0%	1,509	1.1%
5 private companies (combined)	8	1,089	36,988	2.6%	4,585	3.2%
Total	150	20,965	$1,418,241	100.0%	$141,626	100.0%

Year Ended December 31,
							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics (3)	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Five Star/Sunrise (2)(4)	1.0	x	1.1	x	90%	90%	86%	87%	10%	10%	4%	3%
Marriott/Sunrise (2)	1.3	x	1.4	x	87%	89%	83%	84%	13%	13%	4%	3%
NewSeasons(5)(6)	1.1	x	NA		79%	NA	100%	NA	0%	NA	0%	NA
HEALTHSOUTH(7)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Five Star #2(5)	1.0	x	1.1	x	87%	88%	100%	100%	0%	0%	0%	0%
Five Star #1	2.9	x	2.6	x	90%	91%	21%	22%	21%	20%	58%	58%
Alterra Healthcare(5)	1.6	x	1.5	x	86%	89%	98%	98%	0%	0%	2%	2%
Genesis HealthCare Corporation	1.5	x	1.8	x	97%	96%	23%	26%	34%	38%	43%	36%
5 private companies (combined)	2.4	x	2.1	x	87%	88%	23%	21%	19%	20%	58%	59%

(1)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)          On March 28, 2003, Marriott sold its senior living division, MSLS, to Sunrise.   Effective on that date, Sunrise became the manager of the 31 properties leased to Five Star and the tenant and manager of the 14 properties leased to MSLS.  Marriott continues to guarantee the lease for the 14 properties.

(3)          All tenant operating statistics presented are based upon the operating results provided by our tenants for the indicated periods ending December 31 or the most recent prior period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.   We have not independently verified our tenants’ operating data.

(4)          Rent coverage is after non-subordinated management fees of $17.1 million and $17.4 million for the year ended December 31, 2003 and 2002, respectively.

(5)          Includes data for periods prior to our ownership of these properties.

(6)          We acquired these properties on December 29, 2003.

(7)          In March 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon.  Because we have reason to doubt the financial information we have from HEALTHSOUTH, we do not disclose any operating statistics for this tenant.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

RESULTS OF OPERATIONS

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Rental income for the year ended December 31, 2003, was $129.2 million compared to rental income of $115.6 million for the year ended December 31, 2002, an increase of $13.6 million, or 11.8%.  This increase results from our acquisition and lease of 40 properties during 2002 and 32 properties during 2003.

FF&E reserve income for the year ended December 31, 2003, was zero compared to $5.3 million for the year ended December 31, 2002.  One of our leases with Five Star required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended on October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by Five Star.  We have security and remainder interests in these accounts and in property purchased with funding from these accounts.  Accordingly, we no longer record FF&E reserve income.

Interest and other income for the year ended December 31, 2003 and 2002, each include $800,000 of dividend income from one million shares of HRPT that we own.  Also included in interest and other income for the year ended December 31, 2003, is $750,000 of proceeds from the sale of a mortgage note.  In connection with one of our 2002 acquisitions, we were assigned the rights under this mortgage note from an unrelated third party.  The mortgage note was assigned zero value at the time of the assignment.  However, in March 2003, we sold the note to an affiliate of the note obligor for $750,000.  The year ended December 31, 2003, also includes $371,000 of mortgage interest income from mortgage financing we provided in February 2003 to Alterra, and a net operating loss of $146,000 from the property we repossessed from a tenant which defaulted its lease obligations to us in March 2003.

Interest expense for the year ended December 31, 2003, was $35.1 million compared to interest expense for the year ended December 31, 2002, of $27.4 million, an increase of $7.7 million, or 28.1%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by less interest expense on reduced amounts outstanding under our revolving bank credit facility during 2003.

Depreciation expense for the year ended December 31, 2003, was $35.7 million compared to depreciation expense for the year ended December 31, 2002, of $31.6 million, an increase of $4.1 million, or 13.0%.  General and administrative expense for the year ended December 31, 2003, was $10.5 million compared to general and administrative expense for the year ended December 31, 2002, of $8.5 million, an increase of $2.0 million, or 23.5%.  These increases were primarily due to the full impact in 2003 of our investment in 40 properties during 2002, our investment in 32 properties in 2003 and costs of $1.2 million in connection with our litigations with Marriott and HEALTHSOUTH.  In January 2004, we settled our litigation with Marriott.

During the year ended December 31, 2003, we experienced a loss of $1.2 million on the sale of one property.  In the year ended December 31, 2002, we recorded a loss from discontinued operations of $1.8 million at a facility leased to Five Star which was closed and subsequently sold during 2002.  We had no discontinued operations in 2003.

Net income was $45.9 million, or $0.78 per share, for the year ended December 31, 2003, compared to $50.2 million, or $0.89 per share, for the year ended December 31, 2002, a decrease of $4.3 million, or $0.11 per share.  These changes reflect the changes described above in revenues and expenses and the more than 2.0 million share increase in the weighted average number of shares outstanding between the 2003 and 2002 periods resulting from our issuance of our common shares during 2002.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

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

Rental income for the year ended December 31, 2002, was $115.6 million compared to rental income of $47.4 million for the year ended December 31, 2001, an increase of $68.2 million.  This increase was due to our acquisition and lease of 31 properties on January 11, 2002, for annual rent of $63.0 million, our lease to Five Star of facilities which had been previously operated for our account for annual rent of $6.9 million and our lease to Five Star which commenced in October 2002 for annual rent of $6.3 million.  This increase was partially offset by a decrease in annual rent from HEALTHSOUTH of $10.3 million to $8.7 million resulting from a lease modification related to a non-monetary exchange of properties, effective January 2, 2002.  The primary reasons which we entered into this exchange transaction were as follows:

•                  HEALTHSOUTH advised us that it was not interested to continue operating the five nursing homes which it leased from us, but it was interested to operate on a long term basis the two hospitals which it delivered to us;

•                  Historically the two hospitals which we received had produced financial performance which was equal to or better than the financial performance of the five nursing homes we delivered to HEALTHSOUTH; and

•                  Although the amount of annual rent which we would receive was less than we previously received, we obtained a longer term lease commitment from a tenant that represented itself to be, and that we believed to be, an investment grade quality company.

FF&E reserve income for the year ended December 31, 2002, was $5.3 million compared to zero for the year ended December 31, 2001.  The lease with Five Star for certain properties acquired in January 2002 required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended on October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by Five Star.  We have security and remainder interests in these accounts and in property purchased with funding from these accounts.  As a result, we no longer receive FF&E reserve income.

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

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

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

Net income was $50.2 million, or $0.89 per share, for the year ended December 31, 2002, compared to $17.0 million, or $0.55 per share, for the year ended December 31, 2001, an increase of $33.2 million, or $0.34 per share.  This increase is primarily the result of the changes in revenues and expenses resulting from our January and October 2002 acquisitions, the Five Star spin off and the issuance of senior notes and trust preferred securities as described above, and the increase in weighted average number of shares outstanding between the 2001 and 2002 periods.

Recent Developments

In February 2003, we purchased from Alterra 18 assisted living properties for $61.0 million and leased them to a subsidiary of Alterra for an initial term through 2017, plus renewal options.  In addition, we provided $6.9 million of mortgage financing to Alterra for six assisted living properties.  Our investment in properties leased and mortgaged by Alterra was part of Alterra’s bankruptcy reorganization financing. The Alterra Bankruptcy Court approved the terms of our investment and that approval included an order that payments due to us under the lease and mortgage were accorded administrative priority status under the Bankruptcy Code. In October 2003, Alterra filed a plan of reorganization that we believed failed to meet certain conditions that we agreed to when we made our investment. Accordingly, we objected to Alterra’s plan. In November 2003, we reached a compromise with Alterra regarding the revised plan pursuant to which Alterra prepaid our mortgage note in full and paid us an additional $3.5 million. This $3.5 million, net of $688,000 of costs we incurred related to our objection, is being amortized into our income during the remaining term of the Alterra lease.

In December 2003, we purchased 10 assisted living properties with resident capacity of 1,019 for $86.6 million from NewSeasons.  We funded this acquisition by borrowing under our revolving bank credit facility and with cash on hand. Simultaneously, NewSeasons leased these facilities from us for an initial term ending in 2017, plus renewal options for up to an additional 30 years. The rent payable to us will average approximately $9.3 million per year during the initial lease term; although it will commence at a lower rent of approximately $8.0 million per year and then increase at agreed times during the lease term. Substantially all of the revenues at these properties are paid by residents from their private resources.  NewSeasons is a subsidiary of

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $8.5 billion in 2002.  IBC has guaranteed NewSeasons’ rent to us. In addition, we, NewSeasons and IBC have entered into an agreement for the possible expansion of our business relationships by adding up to four assisted living properties with resident capacity of 540. These four properties are currently encumbered by mortgage debts. We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, IBC and the lenders. If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million; any that we purchase will be added to the lease for the 10 currently leased properties and rent payable to us will increase.

Subsequent to December 31, 2003, we have entered into several transactions with Five Star, which are discussed below under the heading, “Related Party Transactions”.

In January 2004, we issued 5,000,000 common shares of beneficial interest, raising net proceeds of $86.3 million.   These net proceeds were used to repay borrowings outstanding under our revolving bank credit facility.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  Minimum rents are generally received monthly or quarterly from our tenants and percentage rents are received monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon payment of an extension fee.  Borrowings under the revolving bank credit facility can be up to $250.0 million and the revolving bank credit facility includes a feature under which the maximum borrowing may be expanded to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the revolving bank credit facility is payable at a spread above LIBOR.

In February 2003, we acquired 18 assisted living facilities and provided mortgage financing for six other assisted living facilities for a total investment of $67.9 million.  The funding for this transaction was provided by borrowings under our revolving bank credit facility.  In November 2003, the mortgage financing of $6.9 million was fully repaid.

In April 2003, we issued $150.0 million of 7 7/8% senior unsecured notes due 2015, raising net proceeds, after a discount and costs of issuance, of $146.2 million.  The net proceeds from this issuance were used to repay amounts outstanding under our revolving bank credit facility and for general business purposes.

In May 2003, we purchased three assisted living facilities for $6.5 million.  During 2003, in accordance with several of our leases, we funded $11.4 million of expenditures related to the repair, maintenance or renovation of our properties.  In September 2003, we purchased one independent living property for $12.3 million.  In December 2003, we purchased 10 assisted living facilities for $86.6 million. In March 2004, we purchased one independent and assisted living facility for $24.1 million.  The funding for these transactions was provided by borrowings under our revolving bank credit facility and cash on hand.

During 2003, we agreed to sell two nursing homes for $10.5 million, subject to various conditions.  Proceeds from the sale of these properties will be used to repay borrowings outstanding under our revolving bank credit facility and for general business purposes.

In January 2004, we issued 5 million of our common shares in a public offering.  The net proceeds of $86.3 million were used to repay borrowings outstanding on our revolving bank credit facility.

In connection with our December 2003 acquisition of 10 assisted living facilities, we agreed to purchase up to an additional four assisted living facilities.  These four properties are currently encumbered by mortgage debts. We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, the seller and the lenders. If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million.  Funding required to complete this transaction is expected to be provided by borrowing under our revolving bank credit facility and cash on hand.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

At December 31, 2003, we had $3.5 million of cash and cash equivalents and $148.0 million available under our revolving bank credit facility.  As of March 8, 2004, we had $40.0 million outstanding and $210.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions, including the future funding for expenditures related to the repair, maintenance or renovation of our properties.

When amounts are outstanding on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional long term debt and issuing new equity securities.  As of March 8, 2004, we had $1.6 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On January 6, 2004, a distribution of $0.31 per common share was declared with respect to our 2003 fourth quarter results.  This distribution was paid to shareholders on February 20, 2004, using cash on hand and borrowings under our revolving bank credit facility.

As of December 31, 2003, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$418,800	$9,100	$—	$—	$409,700
Capital Lease Obligations	8,017	791	1,769	2,052	3,405
Ground Lease Obligations	6,196	426	852	852	4,065
Purchase Obligations(2)	28,400	28,400	—	—	—
Total	$461,413	$38,717	$1,769	$2,052	$413,105

(1)          Our term debt maturities are as follows:  $9.1 million in 2004; $245.0 million in 2012; $150.0 million in 2015; and $14.7 million in 2027.  In addition to the long-term debt obligations included in the table above, we had $27.4 million of trust preferred securities outstanding.  As discussed in Note 8 of the accompanying financial statements, our subsidiary that has issued these trust preferred securities also holds $27.4 million of debentures that have been issued by us and which are due in 2041.  As discussed in Note 2 of the accompanying financial statements, the accounting treatment of these trust preferred securities and the related debentures may change in the first quarter of 2004.

(2)          This amount represents the four additional properties we agreed to purchase in connection with our December 2003 acquisition.

Debt and Trust Preferred Securities Covenants

Our principal debt obligations at December 31, 2003, were our unsecured revolving bank credit facility and our $395.0 million of unsecured senior notes.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

terms of our revolving bank credit facility.  As of December 31, 2003, we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

As of March 8, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

Related Party Transactions

In 1999, HRPT distributed a majority of our shares to its shareholders of record on October 8, 1999.  In order to effect this spin off and to govern relations after the spin off, we entered into a transaction agreement with HRPT, pursuant to which it was agreed that so long as (1) HRPT owns more than 10% of our shares; (2) we and HRPT engage the same investment manager; or (3) we and HRPT have one or more common managing trustees; then we will not invest in office buildings, including medical office buildings and clinical laboratory buildings, without the prior consent of HRPT’s independent trustees, and HRPT will not invest in properties involving senior housing without the prior consent of our independent trustees.  If an investment involves both office and senior housing components, the character of the investment will be determined by building area, excluding common areas, unless our board and HRPT’s board otherwise agree at the time.  These provisions do not apply to any investments HRPT held at the time of the spin off.  Also as part of the transaction agreement, we agreed to subject our ability to waive ownership restrictions contained in our charter to the consent of HRPT’s trustees so long as HRPT owns more than 9.8% of our outstanding voting or equity interest.

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders of record on December 17, 2001.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Five Star, pursuant to which it was agreed that:

•                  so long as we remain a real estate investment trust, Five Star may not waive the share ownership restrictions in its charter on the ability of any person or group to acquire more than 9.8% of any class of its equity shares without, among other requirements, our consent and Five Star’s determination that the exception to the ownership limitations would not cause a default under any of its leases;

•                  so long as Five Star is our tenant, Five Star will neither permit any person or group to acquire more than 9.8% of any class of Five Star’s voting stock or permit the occurrence of other change in control events, as defined, nor will Five Star take any action that, in the reasonable judgment of us or HRPT, might jeopardize the tax status of us or HRPT as a real estate investment trust;

•                  we have the option, upon the acquisition by a person or group of more than 9.8% of Five Star’s voting stock and upon other change in control events of Five Star, as defined, to cancel all of Five Star’s rights under its leases with us; and

•                  so long as Five Star maintains its shared service agreement with RMR or is a tenant under a lease with us, Five Star will not acquire or finance any real estate without first giving us, HRPT, Hospitality Properties Trust, or HPT, or any other publicly owned real estate investment trust or other entity managed by RMR the opportunity to acquire or finance real estate investments of the type in which we, HRPT, HPT or any other publicly owned real estate investment trust or other entity managed by RMR, respectively, invest.

At the time Five Star was spun off from us, all of the persons serving as directors of Five Star were also our trustees.  Two of our trustees, Messrs. Martin and Portnoy, are current directors of Five Star.

As of December 31, 2003, we leased 97 senior living communities to Five Star for total annual minimum rent of $79.6 million.

During 2003, we and Five Star were jointly involved in litigation with Marriott and MSLS, the operator of 31 of the senior living communities which we leased to Five Star.  We and Five Star equally shared the costs of this litigation.  This litigation was settled in January 2004.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

Since January 1, 2003, we have entered or agreed to enter into several transactions with Five Star, including the following:

•                  During 2003, pursuant to the terms of our leases with Five Star, we purchased $11.4 million of improvements to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $1.1 million.

•                  In March 2003, one of our private company tenants defaulted its lease for a nursing home in Missouri.  We terminated this lease and engaged Five Star to manage this property for our account.  Currently, this property is listed for sale or lease.  Five Star is paid a management fee of 5% of the gross revenues at this nursing home, totaling $135,000 through December 31, 2003.

•                  In May 2003, we purchased from an unrelated third party three assisted living properties with 143 living units located in Virginia for $6.5 million.  In September 2003, we purchased from Five Star one independent living property with 164 units in California for $12.3 million, its appraised value.  These four properties were added to our existing lease with Five Star for nine other independent and assisted living properties.  The annual minimum rent for the properties included in this lease increased by $1.9 million.  All other terms of the lease remained unchanged.

•                  In July 2003, we agreed to sell to Five Star two nursing homes in Michigan that we leased to Five Star.  The purchase price is $10.5 million, the appraised value of the properties.  These two properties are leased on a combined basis with other nursing home properties. Under the terms of our lease with Five Star, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that we received from the sale.  We expect the sale of these properties to occur during the first half of 2004.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development insured financing for its purchase, and this sale may not close because of a failure of this condition or for some other reason.

•                  On March 1, 2004, we purchased from Five Star one independent and assisted living facility with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living facilities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•                  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•                  the minimum rent for the combined lease of 53 nursing homes and 14 independent living facilities was increased by $2.4 million; and

•                  for all of our leases with Five Star, the amount of additional rent to be paid to us was changed to 4% of the increase in revenues at the leased properties beginning in 2006.

All other lease terms remained substantially unchanged.

In October 2003, we entered into an agreement between us and HRPT,  pursuant to which we agreed to file a registration statement with respect to our shares held by HRPT and use reasonable efforts to effect the registration of those shares.  HRPT paid the expenses of this registration.  The registration statement became effective October 24, 2003.  In January and February 2004, we completed a public offering of 5 million of our common shares.  In a simultaneous offering, HRPT sold 3,148,500 of our shares which it owned.  We and HRPT were parties to a joint underwriting agreement in connection with this offering.  We did not receive any proceeds from the sale of our shares by HRPT, but HRPT paid its pro-rata share of the expenses of this offering.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

RMR provides investment, management and administrative services to us under an advisory agreement which is renewed annually if the renewal is approved by a majority of our independent trustees.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our investments at the time we were spun off from HRPT is 0.5%.  The annual compensation percentage for the first $250 million of investments made since our spin off from HRPT is 0.7% and thereafter is 0.5%.  RMR may also earn an incentive fee based upon increases in our funds from operations per share, as defined.  The incentive fee payable to RMR is paid in common shares.  Aggregate fees earned by RMR for services during 2003 were $7.6 million, including $263,000 as an incentive fee which will be paid in common shares in April 2004.  RMR is owned by Messrs. Martin and Portnoy who are our managing trustees.  Messrs.  Martin and Portnoy each have material interests in the transactions between us and RMR described above.  All transactions between us and RMR are approved by our independent trustees. Our independent trustees have approved the renewal of the advisory agreement for its term which will end December 31, 2004.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  Our three most critical accounting policies concern our investments in real property and are:

Allocation of Purchase Price and Recognition of Depreciation Expense.  The acquisition cost of each real property investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management’s estimates or, under some circumstances, studies commissioned from independent real estate appraisal firms. For real estate acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases and customer relationships.  We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.  The value of intangible assets is amortized over the term of the respective lease.  The allocated cost of land is not depreciated.  Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by generally accepted accounting principles.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

Impairment of Assets. We periodically evaluate our real property investments for impairment indicators.  These indicators may include weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and market or industry changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the related real property investment by comparing it to the expected future undiscounted cash flows to be generated from that property.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Classification of Leases.  Our real property investments are generally leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.

These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties are operated.  In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

During 2000, we assumed the operations of nursing homes from bankrupt former tenants, pursuant to negotiated settlement agreements.  During the first quarter of 2001, we obtained substantially all of the healthcare regulatory licenses and Medicare and Medicaid provider agreements necessary for these nursing home operations, and we consolidated the nursing home operations effective January 1, 2001.  With respect to the consolidated facilities’ operations, our most critical accounting policies in 2001 involved revenue recognition and our assessment of the net realizable value of the facilities’ accounts receivable.  These policies involved significant judgments based upon our experience, including judgments about changes in governmental payment methodology, contract modifications and economic conditions that affect the collectibility of the facilities’ accounts receivable.  As a result of the Five Star spin-off on December 31, 2001, we no longer operate any facilities.  Also, the accounts receivable related to facilities’ operations were transferred to Five Star as part of the initial capitalization of Five Star.

Impact of Inflation

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase.  Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income from our properties becomes insufficient to pay our rent.  To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future.  The decision to enter into these agreements was and will be based on the amount of floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Impact of Government Reimbursement

Approximately 84% of our current annual rents come from properties where approximately 83% or more of the operating revenues are derived from residents who pay from their own private resources.  Of the remaining 16% of our rents which come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs, the operations of these properties currently produce sufficient cash flow to support our rent.  However, as discussed above in “Business – Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline.  Also, the hospitals we lease to HEALTHSOUTH are heavily dependent upon Medicare revenues.  As discussed in Item 1, reports of erroneous financial statements by HEALTHSOUTH have called into question whether those hospitals in fact produce sufficient revenues to pay our rent.  We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time.

Seasonality

Nursing home and assisted living operations have historically reflected modest seasonality.  During calendar fourth quarter holiday periods, residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred.  The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals.  As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters.  We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2002.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future.

At December 31, 2003, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due in 2012 and $150.0 million of 7 7/8% senior unsecured notes due in 2015.  The interest on these notes is payable semi-annually.  No principal payments are due under these notes until maturity.  Because these notes bear interest at a fixed rate, changes in market interest rates during the term of this debt will not affect our operating results.  If at maturity these notes are refinanced at interest rates which are 10% higher than the current rate, our per annum interest cost would increase by approximately $3.3 million.  We are allowed to make prepayments of these senior notes, in whole or in part, at par plus a premium, as defined.  Prior to April 15, 2006, we may redeem up to 35% of the 7 7/8% senior notes with the net cash proceeds of qualified equity offerings, as defined.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Our total fixed rate debt obligations outstanding at December 31, 2003, was $409.7 million, including the $245.0 million of 8 5/8% notes due in 2012, $150.0 million of 7 7/8% notes due in 2015 and mortgage notes totaling $14.7 million due in 2027.  Based on the balances outstanding at December 31, 2003, and discounted cash flow analysis through the maturity date of our fixed rated debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $22.0 million.

At December 31, 2003, we had $27.4 million of trust preferred securities outstanding, the dividends on which are dependent upon our making required payments on our 10.125% junior subordinated debentures due 2041.  No principal repayments are due on the debentures until maturity.  If the debentures were to be refinanced at interest rates which are 10% higher than the current rate, our per annum interest cost would increase $277,000.  Our trust preferred securities are listed on the NYSE and their market value is principally determined by supply and demand factors.  The market price of our debentures may be sensitive to changes in interest rates, similar to our unsecured senior notes discussed above.  Based on the balance outstanding at December 31, 2003, and discounted cash flow analysis through the maturity date of the trust preferred securities, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debentures by approximately $2.4 million.  Our debentures have provisions that allow us to make repayments earlier than the stated maturity date.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.  Our ability to prepay the debentures at par, beginning June 15, 2006, will also effect the change in the fair value of the debentures which would result from a change in interest rates.  For example, using discounted cash flow analysis, a 10% change in interest rates calculated from December 31, 2003 to the first par prepayment option date for our trust preferred securities would change the value of those securities by approximately $630,000.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk continued

Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005.  As of December 31, 2003, we had $102.0 million outstanding and $148.0 million available for borrowing under our revolving bank credit facility.  Repayments under our revolving bank credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility require interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $102.0 million at December 31, 2003, was 2.72% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of December 31, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2003	2.72%	$102,000	$2,774
10% reduction	2.44%	$102,000	$2,489
10% increase	2.99%	$102,000	$3,050

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility or other floating rate obligations.

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

Item 9A.                          Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Items 10.                      Directors and Executive Officers of the Registrant

In March 2004, we adopted a Code of Business Conduct and Ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our Code of Business Conduct and Ethics is posted on our website, www.snhreit.com, under the heading “Governance.”  A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any shareholder who requests a copy.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 11.                      Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements, under either our 1999 Incentive Share Award Plan or our 2003 Incentive Share Award Plan.  In addition, our independent trustees receive 500 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans.  The terms of grants made under these plans are determined by our trustees at the time of the grant.  Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.  The following table provides a summary as of December 31, 2003, of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	2,860,520	(1)

Equity compensation plans not approved by security holders	None.	None.	2,860,520	(1)

Total	None.	None.	2,860,520	(1)

(1)          Pursuant to the terms of the 1999 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, in no event shall the number of shares issued under both plans combined exceed 2,921,920.

We have reserved an aggregate of 2,921,920 shares of our common shares to be issued under the terms of the 1999 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  During the year ended December 31, 2003, 14,500 common shares were awarded to our officers and certain employees of our investment manager pursuant to these plans.  In addition, our independent trustees are each awarded 500 common shares annually as part of their annual fees.  The shares awarded to the trustees vest immediately.  The shares awarded to our officers and certain employees of our investment manager vest over a three-year period.  At December 31, 2003, 2,860,520 of our common shares remain reserved for issuance under the Award Plans.  All share awards are expensed at the time of the grants.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.                            Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Items 14.                      Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)                                 Reports on Form 8-K

During the fourth quarter of 2003, we submitted the following Current Reports on Form 8-K:

(i)                                     Current Report on Form 8-K, dated October 27, 2003, relating to (1) the resignation of one of our trustees and (2) the election of a new trustee (Item 5).

(ii)                                  Current report on Form 8-K, dated October 30, 2003, furnishing our press release containing our results of operations and financial condition for the quarter ended September 30, 2003 (Items 7 and 12).

(c)                              Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 21, 2004.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3	Composite Copy of Amended and Restated Bylaws, dated March 14, 2003, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.1	Form of common share certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

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

4.10

Supplemental Indenture No. 3, dated as of April 21, 2003, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

4.11	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1

Advisory Agreement, dated as of October 12, 1999, between the Company and REIT Management & Research, Inc. (+)  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.2

Amendment No. 1 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and Relt Management & Research LLC. (+)  (Incorporated by referenbce to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.3	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.4	Amendment to the Senior Housing Properties Trust 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.5	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.7

Credit Agreement, dated as of June 27, 2002, by and among the Company, Wachovia Bank National Association, as Agent and the other financial institutions signatory thereto.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.8

Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company.  (Incorporated by reference to the Current Report on Form 8-K dated October 12, 1999 by HRPT Properties Trust.)

10.9	Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

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

10.14

Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc.  (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.15

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

10.17

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

10.20

Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.21

Transaction Agreement, dated December 7, 2001, by and among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Inc., Hospitality Properties Trust, HRPT Properties Trust and REIT Management & Research, LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001.)

10.22

Agreement of Merger, dated December 5, 2001, among Five Star Quality Care, Inc., FSQ, Inc. Acquisition, Inc. and FSQ, Inc., Inc.  (Incorporated by reference the Company’s Current Report on Form 8-K dated December 13, 2001.)

10.23

Master Lease Agreement by and among certain affiliates of the Company, as Landlords, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001.  (Incorporated by reference to the Company’s Current Report on 8-K dated December 31, 2001.)

10.24

Partial termination of Lease and Sublease, dated as of June 5, 2003, by and among SPT IHS Properties Trust, Five Star Quality Care, Inc. and Five Star Quality Care-GA, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

10.25	Amended and Restated Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated March 1, 2004. (Filed herewith).

10.26

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

10.27

Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002.  (Incorporated by reference to the Company’s Current Report on 8-K dated December 31, 2001.)

10.28

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of the Company, dated January 11, 2002, relating to the Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant, dated January 11, 2002.  (Incorporated by reference to the Company’s Current Report on 8-K dated December 31, 2001.)

10.29

First Amendment to Amended Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.30

Second Amendment to Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004.  (Filed herewith).

10.31

Registration Agreement, dated October 10, 2003, between the Company and HRPT Properties Trust.  (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 10, 2003.)

10.32	Form of Idemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

12.1	Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	List of Subsidiaries. (Filed herewith.)

23.1	Consent of Sullivan & Worcester LLP. (Contained In Exhibit 8.1.)

23.2	Consent of Ernst and Young LLP. (Filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

(+)                                 Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust, as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 6, 2004
Except for Note 14, as to which date is March 1, 2004

SENIOR HOUSING PROPERTIES TRUST

Consolidated Balance Sheet

(in thousands, except share amounts)

	December 31,
	2003	2002

ASSETS
Real estate properties, at cost:
Land	$162,512	$145,037
Buildings and improvements	1,255,729	1,093,450
	1,418,241	1,238,487
Less accumulated depreciation	160,426	125,039
	1,257,815	1,113,448

Cash and cash equivalents	3,530	8,654
Restricted cash	10,108	12,364
Investments	10,244	8,288
Deferred financing fees, net	11,311	9,512
Due from affiliate	6,062	—
Other assets	5,030	5,934
Total assets	$1,304,100	$1,158,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$102,000	$81,000
Senior unsecured notes due 2012 and 2015, net of discount	393,612	243,746
Secured debt and capital leases	31,817	32,618
Prepaid rent	909	7,342
Security deposits	2,185	1,585
Accrued interest	12,360	9,962
Due to affiliate	894	652
Other liabilities	5,023	1,575
Total liabilities	548,800	378,480

Trust preferred securities	27,394	27,394

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 58,453,338 and 58,436,900 shares issued and outstanding at December 31, 2003 and 2002, respectively	585	584
Additional paid-in capital	853,858	853,637
Cumulative net income	151,749	105,875
Cumulative distributions	(281,776)	(209,304)
Unrealized gain on investments	3,490	1,534
Total shareholders’ equity	727,906	752,326
Total liabilities and shareholders’ equity	$1,304,100	$1,158,200

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

Consolidated Statement of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001

Revenues:
Rental income	$129,188	$115,560	$47,430
FF&E reserve income	—	5,345	—
Facilities’ operations	—	—	224,867
Interest and other income	1,960	1,392	2,347
Total revenues	131,148	122,297	274,644

Expenses:
Interest	35,088	27,399	5,879
Depreciation	35,728	31,596	19,351
Facilities’ operations	—	—	217,910
General and administrative:
- Recurring	10,487	8,478	4,129
- Related to foreclosures and lease terminations	—	—	4,167
Five Star spin-off costs	—	—	3,732
Total	81,303	67,473	255,168
Income from continuing operations before distributions on trust preferred securities, loss from discontinued operations and loss on sale of properties	49,845	54,824	19,476
Distributions on trust preferred securities	2,811	2,811	1,455
Income from continuing operations before loss from discontinued operations and loss on sale of properties	47,034	52,013	18,021
Loss from discontinued operations	—	(1,829)	(1,003)
Loss on sale of properties	(1,160)	—	—
Net income	$45,874	$50,184	$17,018

Weighted average shares outstanding	58,445	56,416	30,859

Basic and diluted earnings per share:
Income from continuing operations before loss from discontinued operations and loss on sale of properties	$0.80	$0.92	$0.58
Loss from discontinued operations and loss on sale of properties	$(0.02)	$(0.03)	$(0.03)
Net income	$0.78	$0.89	$0.55

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

Consolidated Statements of shareholders’ Equity

(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Accumulated Other Comprehensive Income	Totals
Balance at December 31, 2000	25,916,100	$259	$444,638	$38,673	$(62,323)	$1,063	$422,310
Comprehensive Income:
Net income	—	—	—	17,018	—	—	17,018
Unrealized gain on investments	—	—	—	—	—	1,024	1,024
Total comprehensive income	—	—	—	17,018	—	1,024	18,042
Distributions	—	—	—	—	(29,613)	—	(29,613)
Distribution of Five Star Quality Care, Inc. shares	—	—	—	—	(50,000)	—	(50,000)
Issuance of shares	17,492,000	175	213,534	—	—	—	213,709
Stock grants	13,600	—	176	—	—	—	176
Balance at December 31, 2001	43,421,700	434	658,348	55,691	(141,936)	2,087	574,624
Comprehensive Income:
Net income	—	—	—	50,184	—	—	50,184
Unrealized loss on investments	—	—	—	—	—	(553)	(553)
Total comprehensive income	—	—	—	50,184	—	(553)	49,631
Distributions	—	—	—	—	(67,368)	—	(67,368)
Issuance of shares	15,000,000	150	195,060	—	—	—	195,210
Stock grants	15,200	—	229	—	—	—	229
Balance at December 31, 2002	58,436,900	$584	853,637	105,875	(209,304)	1,534	752,326
Comprehensive Income:
Net income	—	—	—	45,874	—	—	45,874
Unrealized loss on investments	—	—	—	—	—	1,956	1,956
Total comprehensive income	—	—	—	45,874	—	1,956	47,830
Distributions	—	—	—	—	(72,472)	—	(72,472)
Retired shares	(62)	—	—	—	—	—	—
Stock grants	16,500	1	221	—	—	—	222
Balance at December 31, 2003	58,453,338	$585	$853,858	$151,749	$(281,776)	$3,490	$727,906

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

Consolidated Statement of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,874	$50,184	$17,018
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,728	31,596	19,351
Loss on sale of properties	1,160	—	—
Loss from discontinued operations	—	1,829	1,003
Amortization of deferred finance costs and debt discounts	2,034	1,324	—
FF&E reserve income	—	(5,345)	—
Changes in assets and liabilities:
Restricted cash	105	(3,955)	(9,400)
Due from affiliate	(6,124)	3,275	—
Other assets	1,125	11,730	(3,737)
Prepaid rent	(6,433)	228	7,058
Accrued interest	2,398	9,217	(369)
Due to affiliate	303	387	254
Other liabilities	3,449	(1,359)	(13,774)
Cash provided by operating activities	79,619	99,111	17,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	288	728	—
Real estate acquisitions	(179,391)	(622,462)	(2,176)
Increase in security deposits	600	65	1,285
Cash contribution to Five Star in connection with spin-off	—	—	(24,943)
Mortgage financing provided	(6,900)	—	—
Mortgage financing repaid by mortgagor	6,900	—	—
Cash used for investing activities	(178,503)	(621,669)	(25,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	195,210	213,709
Proceeds from issuance of senior notes, net of discount	149,709	—	243,607
Proceeds from issuance of trust preferred securities	—	—	27,394
Proceeds from issuance of mortgages payable	—	—	9,100
Proceeds from borrowings on revolving bank credit facility	234,000	415,000	43,000
Repayments of borrowings on revolving bank credit facility	(213,000)	(334,000)	(140,000)
Repayment of debt	(801)	(25,537)	—
Deferred financing fees	(3,676)	(4,119)	(6,659)
Distributions to shareholders	(72,472)	(67,368)	(37,388)
Cash provided by financing activities	93,760	179,186	352,763
(Decrease) increase in cash and cash equivalents	(5,124)	(343,372)	344,333
Cash and cash equivalents at beginning of period	8,654	352,026	515
Cash and cash equivalents at facilities’ operations at beginning of period	—	—	7,178
Cash and cash equivalents at end of period	$3,530	$8,654	$352,026

SENIOR HOUSING PROPERTIES TRUST

Consolidated Statement of Cash Flows

(in thousands)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$30,695	$18,182	$6,248

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	—	49,055	—
Real estate acquired in a property exchange	—	(43,308)	—
Real estate disposed of in a property exchange, net	—	43,308	—
Capital expenditure deposits in restricted cash	—	5,345	—
Purchases of fixed assets with restricted cash	(2,151)	(7,137)	—
Net working capital contributed to Five Star in connection with spin-off	—	—	22,153
Real estate and related property conveyed, net	—	—	2,904
NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	222	229	176

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                          Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2003, we owned 150 properties located in 31 states.

Note 2.                          Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  These consolidated financial statements include the accounts of Senior Housing Properties Trust and all of our subsidiaries.  All intercompany transactions have been eliminated.

During 2000, we assumed the operations of nursing homes from bankrupt former tenants, pursuant to negotiated settlement agreements.  During 2001, we consolidated the nursing home operations and recognized facilities’ operations revenues and expenses.  On December 31, 2001, we distributed substantially all of our ownership of Five Star Quality Care, Inc., or Five Star, one of our wholly-owned subsidiaries which operated these facilities prior to that date for our account, to our shareholders.  This distribution is referred to herein as the Five Star Spin-Off.  At the time of the Five Star Spin-Off, we entered a lease with Five Star for the facilities previously operated by Five Star for our account.  Subsequent to the Five Star Spin-Off, we recognize only rental income from these operations.

Under a lease with Five Star for 31 communities acquired in January 2002, periodic deposits based on a percentage of the gross revenue at the leased properties are made into escrow accounts as a capital expenditure reserve.  Through September 30, 2002, these escrow accounts were owned by us.  Payments into these escrow accounts through September 30, 2002, were reported by us as FF&E reserve income and expenditures made from these escrow accounts were recorded as fixed assets and depreciated over their estimated useful lives.  As a result of an amendment to this lease on October 1, 2002, Five Star makes periodic deposits into accounts that it owns, rather than making payments into our accounts and we no longer have any FF&E reserve income.  During the remainder of the lease term, all escrowed cash and improvements funded with monies from Five Star’s escrow accounts remain the property of Five Star.  We have security and remainder interests in Five Star’s accounts and in property purchased with funding from these accounts; and, at lease termination, ownership of any funds remaining in the escrow accounts and all improvements purchased with monies from the escrow accounts will be transferred to us.  As a result of this October 1, 2002, lease amendment, the amount of funding in Five Star’s escrow accounts has not been changed and all of the escrowed funds will continue to be available for capital expenditures at these leased properties.

REAL ESTATE PROPERTIES.  Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized.  The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value.  Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long-lived assets.  If estimated lives are changed, the carrying value of affected assets is allocated over the remaining lives.

For real estate acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases and customer relationships.  The value of intangible assets is amortized over the term of the respective lease.

CASH AND CASH EQUIVALENTS.  Cash and cash equivalents, consisting of overnight repurchase agreements and short-term investments with original maturities of three months or less at the date of purchase, are carried at cost plus accrued interest, which approximates market.

RESTRICTED CASH.  Restricted cash consists of a $9.2 million bank certificate of deposit which matures in July 2004 pledged as security for a $9.1 million mortgage debt plus amounts escrowed for capital expenditures at one of our leased properties.

INVESTMENTS.  We  own 1,000,000 common shares, or 0.56%, of HRPT Properties Trust, or HRPT, which are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  We also own 35,000 common shares of Five Star which we retained or received in connection with the Five Star Spin-Off.  The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2003 ($10.09 and $4.40 per share, respectively).  At December 31, 2003, our  investment in HRPT had a fair value of $10.1 million and unrealized holding gains of $3.6 million.  At February 6, 2004, this investment had a fair value of $10.9 million and unrealized holding gains of $4.4 million.  At December 31, 2003, our investment in Five Star had a fair value of $154,000 and an unrealized holding loss of $100,000.  At February 6, 2004, this investment had a fair value of $198,000 and an unrealized holding loss of $56,000.

DEFERRED FINANCE COSTS.  Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans.  The unamortized balance of deferred finance costs and accumulated amortization were $14.5 million and $3.2 million and $10.8 million and $1.3 million at December 31, 2003 and 2002, respectively.  The weighted average amortization period is approximately 12 years.  The amortization expense to be incurred over the next five years as of December 31, 2003 is $1.9 million in 2004, $1.4 million in 2005, $912,000 in 2006, $912,000 in 2007 and $912,000 in 2008.

REVENUE RECOGNITION.  Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements.  Interest income is recognized as earned over the terms of real estate mortgages.  Percentage rents are recognized as earned in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  For the years ended December 31, 2003, 2002 and 2001, percentage rents aggregated $3.6 million, $3.2 million, and $3.1 million, respectively.

In 2001, revenues from facilities’ operations were derived primarily from providing healthcare services to residents.  Approximately 76% of 2001 revenues were derived from payments under federal and state medical assistance programs.  We accrued for revenues when services were provided at standard charges adjusted to amounts estimated to be received under governmental programs and other third-party contractual arrangements.

EARNINGS PER COMMON SHARE.  Earnings per common share is computed using the weighted average number of shares outstanding during the period.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

USE OF ESTIMATES.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

INCOME TAXES.  We qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we do not expect to be subject to federal income taxes if we continue to distribute our taxable income and continue to meet the other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.  The characterization of the distributions made in 2003, 2002 and 2001 was 52.62%, 62.32% and 48.51% ordinary income, respectively, and 47.38%, 37.68% and 51.49% return of capital, respectively.

NEW ACCOUNTING PRONOUNCEMENTS.  In April 2002, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or FAS 145.  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  Our adoption of FAS 145 on January 1, 2003, had no impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46.  Our adoption of FIN 46 had no impact on our financial condition or results of operations.  In December 2003, the FASB issued Revised Interpretation No. 46, or Revised FIN 46, which we will be required to adopt for the first quarter of 2004.  Our adoption of Revised FIN 46 will not have an impact on our financial condition or results of operations, but may affect the accounting treatment of our trust preferred securities.

RECLASSIFICATIONS.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 3.                          Real Estate Properties

Our properties are generally leased on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2005 and 2020.  Some leases to a single tenant or group of affiliated tenants are cross-defaulted or cross-guaranteed, and provide for all-or-none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs.  The cost, after impairment write downs, and the carrying value of the properties leased were $1.4 billion and $1.3 billion at December 31, 2003, respectively.  The future minimum lease payments to be received during the current terms of our leases as of December 31, 2003, are $138.7 million in 2004, $138.8 million in 2005, $136.4 million in 2006, $136.4 million in 2007, $136.4 million in 2008 and $1.1 billion thereafter.

In February 2003, we purchased from Alterra Healthcare Corporation, or Alterra, 18 assisted living properties with 894 living units located in 10 states for $61.0 million. Simultaneously with this purchase, we leased these properties to a subsidiary of Alterra for an initial term through 2017, plus renewal options. The rent payable to us under this lease is $7.0 million per year plus increases starting in 2004 based upon increases in the gross revenues at the leased properties. In addition, we provided $6.9 million of mortgage financing to Alterra for six assisted living properties. A majority of the revenues at these Alterra operated properties are paid by residents from their private resources. Our investment in properties leased and mortgaged by Alterra was part of Alterra’s bankruptcy reorganization financing. The Alterra Bankruptcy Court approved the terms of our investment and that approval included an order that payments due to us under the lease and mortgage were accorded administrative priority status under the Bankruptcy Code. In October 2003, Alterra filed a plan of reorganization that we believed failed to meet certain conditions that we agreed to when we made our investment. Accordingly, we objected to Alterra’s plan. In November 2003, we reached a compromise with Alterra regarding the revised plan pursuant to which Alterra prepaid our mortgage note in full and paid us an additional $3.5 million. This $3.5 million, net of $688,000 of costs we incurred related to our objection, is being amortized into our income during the remaining term of the Alterra lease.

In March 2003, we terminated a lease for a nursing home in Missouri and evicted the tenant, which had defaulted its rent obligations to us.  Five Star, another tenant of ours, is managing this nursing home on an interim basis until it is leased or sold.  We pay Five Star a management fee of 5% of the gross revenues at this nursing home.  The facility revenues, expenses and net operating loss for this property for the period from March 17, 2003, to December 31, 2003, were $2.6 million, $2.7 million and $150,000, respectively.  The net operating loss is included in Interest and Other Income in our Consolidated Statement of Income.

In May 2003, we purchased from an unrelated third party three assisted living properties with 143 living units located in Virginia for $6.5 million.  In September 2003, we purchased from Five Star one independent living property with 164 units in California for $12.3 million, its appraised value.  These four properties were added to our existing lease with Five Star for nine other independent and assisted living properties.  The annual minimum rent for the properties included in this lease increased by $1.9 million.  All other terms of the lease remained unchanged.

In June 2003, we sold a nursing home in Georgia for $300,000 which we had previously leased to Five Star on a combined basis with other properties.  Under the terms of that lease, we reduced the annual rent payable on the combined lease by 10% of the net sale proceeds that we received.

During 2003, pursuant to the terms of our leases with Five Star, we purchased $11.4 million of improvements to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $1.1 million.

In December 2003, we purchased 10 assisted living properties with resident capacity of 1,019 for $86.6 million from NewSeasons Assisted Living Communities, Inc., or NewSeasons.  We funded this acquisition by borrowing under our revolving bank credit facility and with cash on hand. Simultaneously, NewSeasons leased these facilities from us for an initial term ending in 2017, plus renewal options for up to an additional 30 years. The rent payable to us will average approximately $9.3 million per year during the initial lease term; although it will commence at a lower rent of approximately $8.0 million per year and then increase at agreed times during the lease term. Substantially all of the revenues at these properties are paid by residents from their private resources. NewSeasons is a subsidiary of Independence Blue Cross, or IBC. IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $8.5 billion in 2002. IBC has guaranteed NewSeasons’ rent to us. In addition, we, NewSeasons and IBC have entered into an agreement for the possible expansion of our business relationships by adding up to four assisted living properties with resident capacity of 540. These four properties are currently encumbered by mortgage debts. We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, IBC and the lenders. If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million; any that we purchase will be added to the lease for the 10 currently leased properties and rent payable to us will increase.

During 2002, we sold a property which had been closed by Five Star earlier in the year and had been classified as an asset held for sale.  We had previously leased this property to Five Star on a combined basis with other properties.  Under the terms of that lease, we reduced the annual rent payable on the combined lease by 10% of the net sale proceeds that we received.  The following table provides the components of the Loss From Discontinued Operations included in the Consolidated Statement of Income related to this property:

	2002	2001
Revenues	$—	$4,368
Facilities’ operations expense	—	(5,291)
Depreciation expense	(40)	(80)
Impairment loss	(2,450)	—
Gain on sale of property	661	—
Loss from discontinued operations	$(1,829)	$(1,003)

Note 4.                          Shareholders’ Equity

We have reserved an aggregate of 2,921,920 shares of our common shares to be issued under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  During the year ended December 31, 2003, 14,500 common shares were awarded to our officers and certain employees of our investment manager pursuant to these plans.  In addition, our independent trustees are each awarded 500 common shares annually as part of their annual fees.  The shares awarded to the trustees vest immediately.  The shares awarded to our officers and certain employees of our investment manager vest over a three-year period.  At December 31, 2003, 2,860,520 of our common shares remain reserved for issuance under the Award Plans.  All share awards are expensed at the time of the grants.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2003, 2002 and 2001, were $1.24 per share, $1.24 per share and $1.20 per share, respectively.  In connection with the Five Star Spin-Off, we distributed one share of Five Star for every ten of our shares to our shareholders on December 31, 2001, which was valued at $0.726 per our common share for income tax purposes.  This valuation was based upon the trading price of Five Star shares at the time of the Five Star Spin-Off.

Note 5.                          Spin-off Transaction

As discussed in Notes 2 and 4, we completed the Five Star Spin-Off by distributing 4,342,170 common shares of Five Star to our shareholders on December 31, 2001.  Concurrent with the Five Star Spin-Off, we entered into a lease agreement with Five Star for 56 healthcare facilities.  Simultaneous with the Five Star Spin-Off, Five Star became a public company listed on the American Stock Exchange.  We incurred $3.7 million of expenses relating to the Five Star Spin-Off, which included costs of distributing Five Star shares to shareholders, legal and accounting fees, Securities and Exchange Commission filing fees and Five Star’s American Stock Exchange listing fees.

Note 6.                          Transactions with Affiliates

We have an agreement with Reit Management & Research LLC, or RMR, for RMR to provide investment, management and administrative services to us.  This agreement is renewed annually if the renewal is approved by a majority of our independent trustees.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, each a managing trustee and member of our board of trustees.  RMR is compensated annually based on a formula amount of gross invested real estate assets.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares.  Investment advisory fees paid to RMR for the years ended December 31, 2003, 2002 and 2001, were $7.3 million, $6.6 million and $3.2 million, respectively.  To date, we have not paid any incentive fees to RMR, but we incurred $263,000 of incentive fees during 2003.  This fee will be paid in our common shares during 2004.

As discussed in Note 3, during 2003, we purchased four properties, one of which was purchased from Five Star for its appraised value, and leased them to Five Star.  We also purchased $11.4 million of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $1.1 million.

During 2003, we agreed to sell to Five Star two nursing homes in Michigan that we leased to Five Star.  The purchase price is $10.5 million, the appraised value of the properties.  These two properties are leased on a combined basis with other nursing home properties. Under the terms of our lease with Five Star, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that we received from the sale.  The sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development insured financing for its purchase, and this sale may not close because of a failure of this condition or for some other reason.

In October 2003, we entered an agreement with HRPT to file a registration statement with respect to our shares held by HRPT and use reasonable efforts to effect the registration of those shares.  HRPT paid the expenses of this registration.  The registration statement became effective October 24, 2003.

As a result of the nursing home bankruptcies and settlements discussed in Note 2, subject to the receipt of necessary healthcare licenses, we assumed operating responsibilities for healthcare facilities effective July 1, 2000.  Nursing care and other services were provided at these properties to approximately 5,000 residents.  Under tax laws and regulations applicable to REITs, we were required to engage a contractor to manage these properties after a 90 day transition period. We entered into management agreements with FSQ, Inc., to provide these services beginning in 2000.  FSQ, Inc., was owned by Messrs. Martin and Portnoy, our managing trustees, until January 2, 2002.  During 2001, the fees paid to FSQ, Inc., by us totaled $11.5 million.  This amount includes fees with respect to all services provided by FSQ, Inc., to us.  FSQ, Inc. was merged into Five Star at the time of the Five Star Spin-Off.

Note 7.                          Indebtedness

We have a revolving bank credit facility that matures in November 2005 and may be extended to November 2006 upon the payment of an extension fee.  Our credit facility permits borrowings up to $250.0 million, which amount may be expanded to $500.0 million in certain circumstances.  Borrowings under our credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  The interest rate (2.72% at December 31, 2003) on borrowings under the new credit facility are calculated as a spread above LIBOR. Our credit facility is available for acquisitions, working capital and general business purposes.  As of December 31, 2003, $102.0 million was outstanding and $148.0 million was available for borrowing under this credit facility.

At December 31, 2003, our additional outstanding debt consisted of the following (dollars in thousands):

Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount
Senior Notes	8.625%	2012	$245,000	$1,114
Senior Notes	7.875%	2015	150,000	274
Total unsecured senior notes			$395,000	$1,388

Secured and Other Debt	Balance	Interest Rate	Maturity	Secured by	Carrying Value of Collateral	Net Book Value of Collatral
Mortgages	$9,100	Prime minus 2%	July 2004	2 properties	$9,600	$8,750
Bonds	14,700	5.875%	December 2027	1 properties	34,094	32,474
Capital leases	8,017	7.7%	May 2016	2 properties	17,737	16,768
Total secured	$31,817				$61,431	$57,992

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears and no principal repayments are due until maturity.  Interest on our mortgages is payable monthly and no principal repayments are due until maturity.  Payments due under our capital leases are made monthly.

Required principal payments on our outstanding debt as of December 31, 2003, are as follows (dollars in thousands):

2004	$9,891
2005	$102,852
2006	$917
2007	$988
2008	$1,064
Thereafter	$413,105

Note 8.                          Trust Preferred Securities

At December 31, 2003, a wholly-owned finance subsidiary of ours had 1,095,750 shares of 10.125% trust preferred securities outstanding, with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million.  This finance subsidiary exists solely to issue the trust preferred securities and its own common securities and to hold 10.125% junior subordinated debentures due June 15, 2041 issued by us, which are its sole assets.  We can redeem the debentures for their liquidation amount in whole or in part on or after June 15, 2006.  When the debentures are redeemed or repaid at maturity, a like amount of trust preferred securities will be redeemed by this finance subsidiary.  We have provided a full and unconditional guarantee of this finance subsidiary’s obligations related to the trust preferred securities arising out of payments on or redemptions of the debentures.  Underwriting commissions and other costs are being amortized over the 40 year life of the trust preferred securities and the debentures.

Note 9.                          Segment Information

For 2003 and 2002, we had one reportable segment, leasing.  During 2001, we had two reportable segments, leasing and facilities’ operations.  Revenues of the leasing segment were derived from rental agreements for properties that are leased to third party operators.  Revenues of the facility operations segment were derived from services provided to patients at the healthcare facilities operated for our account.  Performance is measured based on the return on investments for the leased properties and on contribution margin of the facilities’ operations.  The following table is a summary of these reportable segments as of and for the year ended December 31, 2001.  Because we only operated in one segment during 2003 and 2002, a comparative table is not presented (dollars in thousands):

	Year Ended December 31, 2001
	Leasing	Facilities’ Operations	Unallocated	Total
Revenues	$47,430	$224,867	$2,347	$274,644

Interest expense	—	—	5,879	5,879
Depreciation expense	13,129	6,222	—	19,351
Facilities’ operations expense	—	217,910	—	217,910
General and administrative expenses
- Recurring	4,129	—	—	4,129
- Related to foreclosures and lease terminations	—	—	4,167	4,167
Five Star Spin-Off costs	—	—	3,732	3,732
Total	17,258	224,132	13,778	255,168
Income from continuing operations before distributions on trust preferred securities	30,172	735	(11,431)	19,476
Distributions on trust preferred distributions	—	—	(1,455)	(1,455)
Net income (loss)	$30,172	$735	$(12,886)	$18,021

Real estate properties, at cost	$448,561	$144,638	$—	$593,199

Note 10.                   Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and trust preferred securities.  The fair values of the financial instruments were not materially different from their carrying values at December 31, 2003 and 2002, except as follows (dollars in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$393,612	$426,150	$243,746	$242,550
Trust preferred securities	27,394	30,024	27,394	$28,764

The fair values of our senior notes are based on estimates using discounted cash flow analysis and currently prevailing interest rates.  The fair value of our trust preferred securities is based on their quoted per share prices of $27.40 and $26.25 at December 31, 2003 and 2002, respectively.

Note 11.                   Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2003 and 2002 (dollars in thousands):

	At December 31, 2003		Year Ended December 31, 2003
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$850,485	60%	$77,589	60%
Sunrise Senior Living, Inc.(2)	325,473	23%	30,911	24%
All others	242,283	17%	20,688	16%
	$1,418,241	100%	$129,188	100%

	At December 31, 2002		Year Ended December 31, 2002
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$819,795	66%	$70,405	61%
Marriott International, Inc.(2)	325,473	26%	31,246	27%
All others	93,219	8%	13,909	12%
	$1,238,487	100%	$115,560	100%

(1)                                  Historical costs before previously recorded depreciation and, in certain instances, after impairment losses.

(2)                                  Marriott International, Inc., or Marriott, sold its senior living division to Sunrise Senior Living, Inc., or Sunrise, during 2003.  Upon the consummation of the sale, Sunrise became our tenant for properties formerly leased to Marriott.  However, Marriott continues to guaranty the lease obligations.

Note 12.                   Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2003 and 2002 (dollars in thousands, except per share amounts):

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,350	$31,842	$32,101	$35,855
Income from continuing operations before loss from discontinued operations and loss on sale of properties	12,059	10,961	10,449	13,565
Net income	12,059	9,801	10,449	13,565
Per share data:
Income from continuing operations before loss from discontinued operations and loss on sale of properties	0.21	0.19	0.18	0.23
Net income	0.21	0.17	0.18	0.23

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,707	$30,378	$30,377	$32,835
Income from continuing operations before loss from discontinued operations and loss on sale of properties	11,640	13,067	13,142	14,164
Net income	11,620	10,596	13,142	14,826
Per share data:
Income from continuing operations before loss from discontinued operations and loss on sale of properties	0.23	0.22	0.22	0.24
Net income	0.23	0.18	0.22	0.25

Note 13.                   Commitments and Contingencies

During 2002, about the time Marriott determined to sell its senior living division, MSLS, to Sunrise, we and Five Star became involved in litigation with Marriott and MSLS.  This litigation remained pending throughout 2003.  On January 7, 2004, we and Five Star settled this litigation.  Under the terms of the settlement we and Five Star, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid to us and Five Star $1.25 million each.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and none of we or Five Star, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe it settles all our litigation with Marriott.  This settlement does not affect our or Five Star’s rights vis-à-vis Sunrise which arise by reason of events occurring after Sunrise purchased MSLS.

In January 2002, HEALTHSOUTH Corporation, or HEALTHSOUTH, settled a non-monetary default with us by exchanging properties.  We delivered to HEALTHSOUTH title to five nursing homes which HEALTHSOUTH leased from us.  In exchange, HEALTHSOUTH delivered to us title to two rehabilitation hospitals which

HEALTHSOUTH leases from us.  As part of this settlement, HEALTHSOUTH’s lease was extended to December 2011 from January 2006, the annual rent was reduced from $10.3 million to $8.7 million and other lease terms were changed.  The primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HEALTHSOUTH.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HEALTHSOUTH, upon financial statements and other documents provided by HEALTHSOUTH, upon public statements made by HEALTHSOUTH and its representatives concerning HEALTHSOUTH’s financial condition and upon publicly available documents filed by HEALTHSOUTH.

Based on an SEC complaint against HEALTHSOUTH filed in March 2003 and reports that several former officers of HEALTHSOUTH have admitted to various crimes, including creating and publishing false financial statements which overstated HEALTHSOUTH’s earnings and assets by several billion dollars, we concluded that the financial information which was provided to us and upon which we relied to lower the rent and extend the lease term was false and fraudulent.  On April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH be reformed to change the rent back to $10.3 million per year effective January 1, 2002, and to change the lease term back to expire on January 1, 2006, among other matters.  This litigation remains pending and no trial date has been set.  HEALTHSOUTH has continued to pay us rent at the rate of $8.7 million per year during the pendency of this litigation through the date of this report.

As discussed in Note 3, we agreed to purchase four additional properties from NewSeasons.  These four properties are currently encumbered by mortgage debts.  We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, IBC and the lenders.  If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million; any properties that we purchase will be added to the lease for the 10 currently leased properties and rent payable to us will increase.

As discussed in Note 6, we agreed to sell two properties to Five Star for $10.5 million, their appraised value.

In connection with obtaining regulatory approval for the acquisition and lease of one senior living property, we provided a guaranty and a security interest in that property of certain prepaid service obligations to residents.  We are contingently liable in the event the tenant, Five Star, or operator, SLS, of this property fail to provide these future services.  In addition, we guaranty approximately $3.0 million of surety bonds and insurance premiums for Five Star.

Note 14.                   Subsequent Events

In January and February 2004, we completed a public offering of 5 million of our common shares.  Simultaneously, HRPT sold 3,148,500 of our shares it owned.  We raised net proceeds of $86.3 million, which were used to repay borrowings outstanding under our revolving bank credit facility.  We and HRPT were parties to a joint underwriting agreement in connection with this offering.  We did not receive any proceeds from the sale of our shares by HRPT, but HRPT paid its pro-rata share of the expenses of this offering.

At December 31, 2003, we had three leases with Five Star; a lease for 31 independent living communities that are operated by Sunrise; a lease for 53 nursing homes operated by Five Star; and a lease for 13 independent and assisted living facilities operated by Five Star.  On March 1, 2004, we purchased from Five Star one independent and assisted living facility with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living facilities were combined into one lease and the property acquired on March 1, 2004, was added to this combined lease;

•                  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019, for the separate leases;

•                  the minimum rent for the combined lease of 53 nursing homes and 14 independent living facilities was increased by $2.4 million; and

•                  for all of our leases with Five Star, the amount of additional rent to be paid to us was changed to 4% of the increase in revenues at the leased properties beginning in 2006.

All other lease terms remained substantially unchanged.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Location	State	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Impairment	Cost Amount Carried at Close of Period 12/31/03			(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
		Land	Buildings and Equipment			Land	Buildings and Equipment	Total (1)
Peoria	AZ	2,687	15,843	388	—	2,687	16,231	18,918	907	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	416	—	2,315	14,066	16,381	788	1/11/2002	1984
Scottsdale	AZ	979	8,807	91	—	941	8,936	9,877	2,150	5/16/1994	1990
Sun City	AZ	1,174	10,569	173	—	1,189	10,727	11,916	2,559	6/17/1994	1990
Sun City West	AZ	400	3,305	—	—	400	3,305	3,705	82	2/28/2003	1998
Tucson	AZ	4,429	26,119	746	—	4,429	26,865	31,294	1,525	1/2/2002	1989
Yuma	AZ	223	2,100	212	—	223	2,312	2,535	701	6/30/1992	1984
Yuma	AZ	103	604	52	—	103	656	759	221	6/30/1992	1984
Arleta	CA	230	2,070	305	—	230	2,375	2,605	210	11/1/2000	1976
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,038	12/28/1990	1963
Laguna Hills	CA	3,132	28,184	475	—	3,172	28,619	31,791	6,649	9/9/1994	1975
Lancaster	CA	601	1,859	1,152	—	601	3,011	3,612	1,059	12/28/1990	1969
San Diego	CA	9,142	53,904	528	—	9,142	54,432	63,574	3,017	1/11/2002	1987
Stockton	CA	382	2,750	244	—	382	2,994	3,376	934	6/30/1992	1968
Stockton	CA	1,176	11,171	—	—	1,176	11,171	12,347	95	9/30/2003	1988
Thousand Oaks	CA	622	2,522	620	—	622	3,142	3,764	1,069	12/28/1990	1965
Van Nuys	CA	716	378	373	—	719	748	1,467	280	12/28/1990	1969
Canon City	CO	292	6,228	274	(3,512)	292	2,990	3,282	283	9/26/1997	1970
Colorado Springs	CO	245	5,236	317	(3,031)	245	2,522	2,767	249	9/26/1997	1972
Delta	CO	167	3,570	262	—	167	3,832	3,999	619	9/26/1997	1963
Grand Junction	CO	6	2,583	1,511	—	136	3,964	4,100	1,100	12/30/1993	1978
Grand Junction	CO	204	3,875	431	—	204	4,306	4,510	1,337	12/30/1993	1968
Lakewood	CO	232	3,766	899	—	232	4,665	4,897	1,628	12/28/1990	1972
Littleton	CO	185	5,043	700	—	185	5,743	5,928	2,042	12/28/1990	1965
Littleton	CO	400	3,505	—	—	400	3,505	3,905	87	2/28/2003	1998
New Haven	CT	1,681	14,953	2,113	(12,154)	1,681	4,912	6,593	2,239	5/11/1992	1971
Waterbury	CT	1,003	9,023	1,942	(5,694)	1,003	5,271	6,274	2,196	5/11/1992	1974
Newark	DE	2,010	11,852	362	—	2,010	12,214	14,224	688	1/11/2002	1991
Wilmington	DE	4,365	25,739	403	—	4,365	26,142	30,507	1,455	1/11/2002	1988
Wilmington	DE	1,179	6,950	248	—	1,179	7,198	8,377	405	1/11/2002	1974
Wilmington	DE	38	227	150	—	38	377	415	27	1/11/2002	1965
Wilmington	DE	869	5,126	422	—	869	5,548	6,417	311	1/11/2002	1989
Boca Raton	FL	4,404	39,633	799	—	4,474	40,362	44,836	9,709	5/20/1994	1994
Cape Coral	FL	400	2,904	—	—	400	2,904	3,304	72	2/28/2003	1998
Coral Springs	FL	3,410	20,104	542	—	3,410	20,646	24,056	1,145	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	539	—	3,196	19,387	22,583	1,076	1/11/2002	1990
Deerfield Beach	FL	1,664	14,972	299	—	1,690	15,245	16,935	3,667	5/16/1994	1986
Fort Lauderdale	FL	22	129	126	—	22	255	277	19	1/11/2002	1949
Fort Myers	FL	369	2,174	100	—	369	2,274	2,643	125	1/1/2002	1990
Fort Myers	FL	2,349	21,137	419	—	2,385	21,520	23,905	5,044	8/16/1994	1984

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Location	State	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Impairment	Cost Amount Carried at Close of Period 12/31/03			(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
		Land	Buildings and Equipment			Land	Buildings and Equipment	Total (1)
Palm Harbor	FL	3,327	29,945	591	—	3,379	30,484	33,863	7,333	5/16/1994	1992
Palm Harbor	FL	3,449	20,336	327	—	3,449	20,663	24,112	1,155	1/11/2002	1989
Port St. Lucie	FL	1,223	11,009	219	—	1,242	11,209	12,451	2,696	5/20/1994	1993
West Palm Beach	FL	2,061	12,153	319	—	2,061	12,472	14,533	696	1/11/2002	1988
College Park	GA	300	2,702	194	—	300	2,896	3,196	673	5/15/1996	1985
Dublin	GA	442	3,982	301	—	442	4,283	4,725	958	5/15/1996	1968
Marietta	GA	300	2,702	263	—	300	2,965	3,265	650	5/15/1996	1967
Clarinda	IA	77	1,453	582	—	77	2,035	2,112	596	12/30/1993	1968
Council Bluffs	IA	225	893	331	—	225	1,224	1,449	350	4/1/1995	1963
Des Moines	IA	123	627	204	—	123	831	954	95	7/1/2000	1965
Glenwood	IA	322	2,098	198	—	322	2,296	2,618	252	7/1/2000	1964
Mediapolis	IA	94	1,776	407	—	94	2,183	2,277	655	12/30/1993	1973
Pacific Junction	IA	32	306	51	—	32	357	389	96	4/1/1995	1978
Winterset	IA	111	2,099	671	—	111	2,770	2,881	811	12/30/1993	1973
Arlington Heights	IL	3,621	32,587	534	—	3,665	33,077	36,742	7,734	9/9/1994	1986
Indianapolis	IN	2,781	16,396	687	—	2,785	17,079	19,864	939	1/11/2002	1986
South Bend	IN	400	3,105	—	—	400	3,105	3,505	77	2/28/2003	1988
Ellinwood	KS	130	1,137	187	—	130	1,324	1,454	304	4/1/1995	1972
Overland Park	KS	1,274	11,426	156	—	1,274	11,582	12,856	390	10/25/2002	1989
Overland Park	KS	2,568	15,140	357	—	2,568	15,497	18,065	860	1/11/2002	1984
Lafayette(4)	KY	—	10,848	225	—	—	11,073	11,073	602	1/11/2002	1985
Lexington(4)	KY	—	6,394	270	—	—	6,664	6,664	366	1/11/2002	1980
Louisville	KY	3,524	20,779	1,293	—	3,524	22,072	25,596	1,189	1/11/2002	1984
Braintree	MA	3,193	16,652	17	—	3,193	16,669	19,862	2,718	1/2/2002	1975
Winchester	MA	3,218	18,988	323	—	3,218	19,311	22,529	1,069	1/11/2002	1980
Woburn	MA	3,809	19,862	20	—	3,809	19,882	23,691	3,242	1/2/2002	1984
Bowie	MD	408	3,421	88	—	408	3,509	3,917	119	10/25/2002	2000
Easton	MD	383	4,555	116	—	383	4,671	5,054	157	10/25/2002	2000
Frederick	MD	385	3,444	90	—	385	3,534	3,919	119	10/25/2002	1998
Severna Park	MD	229	9,798	192	—	229	9,990	10,219	335	10/25/2002	1998
Silver Spring	MD	1,192	9,288	317	—	1,200	9,597	10,797	324	10/25/2002	1996
Silver Spring	MD	3,229	29,065	786	—	3,301	29,779	33,080	7,041	7/25/1994	1992
Farmington(5)	MI	474	3,682	269	—	474	3,951	4,425	392	7/1/2000	1969
Howell(5)	MI	703	4,227	245	—	703	4,472	5,175	458	7/1/2000	1966
Midland	MI	300	2,404	—	—	300	2,404	2,704	60	2/28/2003	1988
Monroe	MI	400	2,604	—	—	400	2,604	3,004	65	2/28/2003	1988
Monroe	MI	300	2,504	—	—	300	2,504	2,804	62	2/28/2003	1988
Portage	MI	600	4,807	—	—	600	4,807	5,407	119	2/28/2003	1998
Saginaw	MI	300	2,604	—	—	300	2,604	2,904	65	2/28/2003	1998
West St. Paul	MN	400	3,705	—	—	400	3,705	4,105	101	2/28/2003	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Location	State	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Impairment	Cost Amount Carried at Close of Period 12/31/03			(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
		Land	Buildings and Equipment			Land	Buildings and Equipment	Total (1)
Eagan	MN	400	2,504	—	—	400	2,504	2,904	68	2/28/2003	1998
St. Joseph	MO	111	1,027	374	—	111	1,401	1,512	312	6/4/1993	1976
Tarkio	MO	102	1,938	602	—	102	2,540	2,642	729	12/30/1993	1970
Cary	NC	713	4,628	82	—	713	4,710	5,423	166	10/25/2002	1999
Chapel Hill	NC	800	6,409	—	—	800	6,409	7,209	159	2/28/2003	1996
Ainsworth	NE	25	420	240	—	25	660	685	100	7/1/2000	1966
Ashland	NE	28	1,823	97	—	28	1,920	1,948	237	7/1/2000	1965
Blue Hill	NE	56	1,063	152	—	56	1,215	1,271	133	7/1/2000	1967
Central City	NE	21	919	155	—	21	1,074	1,095	132	7/1/2000	1969
Columbus	NE	89	561	121	—	88	683	771	82	7/1/2000	1955
Edgar	NE	1	138	77	—	1	215	216	55	7/1/2000	1971
Exeter	NE	4	626	92	—	4	718	722	104	7/1/2000	1965
Grand Island	NE	119	1,446	563	—	119	2,009	2,128	427	4/1/1995	1963
Gretna	NE	267	673	92	(29)	237	766	1,003	126	7/1/2000	1972
Lyons	NE	13	797	176	—	13	973	986	127	7/1/2000	1969
Milford	NE	24	880	146	—	24	1,026	1,050	146	7/1/2000	1967
Sutherland	NE	19	1,251	153	—	19	1,404	1,423	160	7/1/2000	1970
Utica	NE	21	569	100	—	21	669	690	95	7/1/2000	1966
Waverly	NE	529	686	193	—	529	879	1,408	128	7/1/2000	1989
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	2,416	9/29/1995	1994
Cherry Hill	NJ	1,001	8,176	—	—	1,001	8,176	9,177	9	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	407	—	4,885	29,210	34,095	1,620	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,235	—	—	1,375	11,235	12,610	12	12/29/2003	2001
Voorhees	NJ	1,001	8,179	—	—	1,001	8,179	9,180	9	12/29/2003	1998
Washington Twp	NJ	1,001	8,179	—	—	1,001	8,179	9,180	9	12/29/2003	1999
Albuquerque	NM	3,828	22,572	350	—	3,828	22,922	26,750	1,282	1/11/2002	1986
Columbus	OH	—	27,778	515	—	—	28,293	28,293	1,549	1/11/2002	1989
Grove City	OH	332	3,081	179	—	332	3,260	3,592	819	6/4/1993	1965
Canonsburg	PA	1,499	13,493	606	—	1,518	14,080	15,598	8,241	3/1/1991	1985
Clarks Summitt	PA	1,001	8,235	—	—	1,001	8,235	9,236	9	12/29/2003	2001
Devon	PA	550	4,537	—	—	550	4,537	5,087	5	12/29/2003	2001
Exton	PA	1,001	8,235	—	—	1,001	8,235	9,236	9	12/29/2003	2000
Glen Mills	PA	1,001	8,235	—	—	1,001	8,235	9,236	9	12/29/2003	2001
Murraysville	PA	300	2,504	—	—	300	2,504	2,804	68	12/29/2003	1998
New Britain	PA	979	8,054	—	—	979	8,054	9,033	8	12/29/2003	1998
Penn Hills	PA	200	901	—	—	200	901	1,101	25	12/29/2003	1997
Tiffany Court	PA	—	5,683	—	—	—	5,683	5,683	6	12/29/2003	1997
Columbia	SC	300	1,903	—	—	300	1,903	2,203	47	2/28/2003	1998
Myrtle Beach	SC	543	3,202	307	—	543	3,509	4,052	185	1/11/2002	1980
Rock Hill	SC	300	1,703	—	—	300	1,703	2,003	45	2/28/2003	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Location	State	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Impairment	Cost Amount Carried at Close of Period 12/31/03			(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
		Land	Buildings and Equipment			Land	Buildings and Equipment	Total (1)
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,004	6/30/1992	1968
Huron	SD	45	968	1	—	45	969	1,014	264	6/30/1992	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	992	6/30/1992	1960
Goodlettsville	TN	400	3,495	—	—	400	3,495	3,895	83	2/28/2003	1998
Maryville	TN	300	3,315	—	—	300	3,315	3,615	86	2/28/2003	1998
Bellaire	TX	1,223	11,010	177	—	1,238	11,172	12,410	2,688	5/16/1994	1991
Dallas	TX	4,709	27,768	732	—	4,709	28,500	33,209	1,574	1/11/2002	1990
El Paso	TX	2,301	13,567	333	—	2,301	13,900	16,201	775	1/11/2002	1987
Houston	TX	5,537	32,647	735	—	5,537	33,382	38,919	1,853	1/11/2002	1989
San Antonio	TX	4,283	25,256	482	—	4,283	25,738	30,021	1,423	1/11/2002	1989
Woodlands	TX	3,694	21,782	825	—	3,694	22,607	26,301	1,234	1/11/2002	1988
Arlington	VA	1,859	16,734	296	—	1,885	17,004	18,889	4,020	7/25/1994	1992
Charlottesville	VA	2,936	26,422	471	—	2,977	26,852	29,829	6,405	6/17/1994	1991
Chesapeake	VA	160	1,498	—	—	160	1,498	1,658	26	5/30/2003	1988
Fredericksburg	VA	287	8,480	126	—	287	8,606	8,893	298	10/25/2002	1998
Poquoson	VA	220	2,041	—	—	220	2,041	2,261	35	5/30/2003	1987
Richmond	VA	134	3,191	64	—	134	3,255	3,389	109	10/25/2002	1999
Virginia Beach	VA	881	7,926	141	—	893	8,055	8,948	1,938	5/16/1994	1990
Williamsburg	VA	270	2,468	—	—	270	2,468	2,738	43	5/30/2003	1987
Seattle	WA	256	4,869	67	—	256	4,936	5,192	1,552	11/1/1993	1964
Brookfield	WI	832	3,849	8,321	(6,552)	832	5,618	6,450	1,193	12/28/1990	1964
Clintonville	WI	49	1,625	186	—	30	1,830	1,860	660	12/28/1990	1965
Clintonville	WI	14	1,695	176	—	14	1,871	1,885	654	12/28/1990	1960
Madison	WI	144	1,633	174	—	144	1,807	1,951	654	12/28/1990	1920
Milwaukee	WI	277	3,883	201	—	277	4,084	4,361	1,373	3/27/1992	1969
Pewaukee	WI	984	2,432	222	—	984	2,654	3,638	902	9/10/1998	1963
Waukesha	WI	68	3,452	2,407	—	68	5,859	5,927	1,822	12/28/1990	1958
Laramie	WY	191	3,632	375	—	191	4,007	4,198	1,231	12/30/1993	1964
Worland	WY	132	2,503	739	—	132	3,242	3,374	937	12/30/1993	1970
Totals		$161,968	$1,234,549	$52,696	$(30,972)	$162,512	$1,255,729	$1,418,241	$160,426

(1)               Aggregate cost for federal income tax purposes is approximately $1.59 billion.

(2)               Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)               Includes acquisition dates of HRPT Properties Trust, our predecessor.

(4)               These properties are subject to our $8.0 million of capital leases.

(5)               These properties are collateral for our $9.1 million of mortgage notes.

(6)               This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(Dollars in Thousands)

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2000	$593,395	$106,681
Balance at December 31, 2000 included in net investment in facilities’ operations	2,609	210
Additions	2,169	19,431
Disposals	(4,974)	(2,070)
Balance at December 31, 2001	593,199	124,252
Additions	678,411	31,637
Disposals	(33,123)	(30,850)
Balance at December 31, 2002	1,238,487	125,039
Additions	181,542	35,728
Disposals	(1,788)	(341)
Balance at December 31, 2003	$1,418,241	$160,426

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	March 12, 2004
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	March 12, 2004
John R. Hoadley

/s/ Frank J. Bailey	Trustee	March 12, 2004
Frank J. Bailey

/s/ Frederick N. Zeytoonjian	Trustee	March 12, 2004
Frederick N. Zeytoonjian

/s/ John L. Harrington	Trustee	March 12, 2004
John L. Harrington

/s/ Gerard M. Martin	Trustee	March 12, 2004
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 12, 2004
Barry M. Portnoy