Form 10-K/A
period 2003-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2004-03-17
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
AMENDMENT NO. 1

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

References in this Amendment No.1 to Annual Report on Form 10-K to the “Company”, “SNH”, “Senior Housing”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Senior Housing Properties Trust is filing this Amendment No. 1 to its Annual Report on Form 10-K/A to amend Item 15 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 12, 2004.

Item 15 of the Annual Report is amended to add summary audited financial information regarding Sunrise Senior Living, Inc., or Sunrise, for its fiscal year ended December 31, 2003, as reported by that company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003.  The summary audited financial information with respect to Sunrise contained in this Form 10-K/A supplements and updates the summary financial information with respect to Sunrise for its fiscal year ended December 31, 2003 contained in Item 1 of our Annual Report.  The summary financial information for Sunrise for its fiscal years ended December 31, 2001 and 2002 contained in this amendment is the same as the summary financial information for Sunrise for such periods contained in Item 1 of our Annual Report.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits currently dated certifications under the Sarbanes-Oxley Act of 2002.

This amendment is limited in scope to the summary audited financial statements described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraph, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  Index to Financial Statements and Financial Statement Schedules

1.                                       The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:

2.                                       Summary audited financial information for Sunrise Senior Living Services, Inc.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(c)                              Exhibits

The following exhibits are filed or furnished with this Form 10-K/A:

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

1

Summary Financial Information of Sunrise Senior Living, Inc.

The following table presents summary financial information for Sunrise Senior Living, Inc., or Sunrise, for its fiscal years ended December 31, 2001, 2002 and 2003, as reported in its Annual Reports on Form 10-K for the fiscal years ended December 31, 2002 and 2003.  Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 for additional information with respect to Sunrise.

Summary Financial Information of Sunrise Senior Living, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2003	December 31, 2002	December 31, 2001
Operating revenue	$1,188,301	$505,912	$428,219
Net income	62,178	54,661	49,101
Total assets	1,009,798	1,116,151	1,177,615
Long-term debt	200,828	427,554	603,831
Shareholders’ equity	490,276	465,818	410,701

F-1/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 16, 2004