Form 10-K/A
period 2003-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2004-03-29
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 2

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15319

SENIOR HOUSING PROPERTIES TRUST

Maryland (State of Organization)	04-3445278 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-796-8350

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares of Beneficial Interest Trust Preferred Securities of SNH Capital Trust I	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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

        References in this Amendment No. 2 to Annual Report on Form 10-K to the “Company”, “SNH”, “Senior Housing”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        Senior Housing Properties Trust is filing this Amendment No. 2 to its Annual Report on Form 10-K/A to amend Items 7 and 15 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, or the Annual Report, originally filed with the Securities and Exchange Commission on March 12, 2004, and as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 17, 2004.

        Item 7 of the Annual Report is amended to correct a scrivener’s error in the contractual obligations table appearing under the heading "Our Investment and Financing Liquidity and Resources". Item 15 of the Annual Report is amended to add summary audited financial information regarding Five Star Quality Care, Inc. (which is not an accelerated filer) for its fiscal years ended December 31, 2001, 2002 and 2003, as reported by that company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003.

        In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits currently dated certifications under the Sarbanes-Oxley Act of 2002.

        This amendment is limited in scope to the contractual obligations table and the summary audited financial statements described above and does not amend, update, or change any other items or disclosures contained in the Annual Report, as amended by Amendment No. 1.  Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

SENIOR HOUSING PROPERTIES TRUST
AMENDMENT NO. 2 TO 2003 FORM 10-K ANNUAL REPORT

Table of Contents

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the consolidated financial statements included in this Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of December 31, 2003 (dollars in thousands):

	# of Properties	# of Units/Beds	Investment	% of Investment	Annual Rent	% of Annual Rent
Facility Type
Independent living communities(1)	35	10,191	$ 868,593	61.2%	$ 82,403	58.2%
Assisted living facilities	48	3,542	260,257	18.4%	29,826	21.1%
Skilled nursing facilities	65	6,868	245,838	17.3%	20,697	14.6%
Hospitals	2	364	43,553	3.1%	8,700	6.1%
Total	150	20,965	$1,418,241	100.0%	$141,626	100.0%
Tenant/Operator
Five Star/Sunrise (2)	31	7,491	$ 619,942	43.6%	$ 63,674	45.0%
Marriott/Sunrise (2)	14	4,030	325,473	22.9%	30,975	21.8%
NewSeasons	10	1,019	87,656	6.2%	9,287	6.6%
HEALTHSOUTH	2	364	43,553	3.1%	8,700	6.1%
Five Star #2	13	1,054	83,471	5.9%	8,235	5.8%
Five Star #1	53	4,868	147,072	10.4%	7,646	5.4%
Alterra Healthcare	18	894	61,079	4.3%	7,015	5.0%
Genesis HealthCare Corporation	1	156	13,007	1.0%	1,509	1.1%
5 private companies (combined)	8	1,089	36,988	2.6%	4,585	3.2%
Total	150	20,965	$1,418,241	100.0%	$141,626	100.0%

Year Ended December 31,
Tenant Operating Statistics (3)					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Five Star/Sunrise (2)(4)	1.0x	1.1x	90%	90%	86%	87%	10%	10%	4%	3%
Marriott/Sunrise (2)	1.3x	1.4x	87%	89%	83%	84%	13%	13%	4%	3%
NewSeasons(5)(6)	1.1x	NA	79%	NA	100%	NA	0%	NA	0%	NA
HEALTHSOUTH(7)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Five Star #2(5)	1.0x	1.1x	87%	88%	100%	100%	0%	0%	0%	0%
Five Star #1	2.9x	2.6x	90%	91%	21%	22%	21%	20%	58%	58%
Alterra Healthcare(5)	1.6x	1.5x	86%	89%	98%	98%	0%	0%	2%	2%
Genesis HealthCare Corporation	1.5x	1.8x	97%	96%	23%	26%	34%	38%	43%	36%
5 private companies (combined)	2.4x	2.1x	87%	88%	23%	21%	19%	20%	58%	59%

(1)	Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)	On March 28, 2003, Marriott sold its senior living division, MSLS, to Sunrise. Effective on that date, Sunrise became the manager of the 31 properties leased to Five Star and the tenant and manager of the 14 properties leased to MSLS. Marriott continues to guarantee the lease for the 14 properties.

(3)	All tenant operating statistics presented are based upon the operating results provided by our tenants for the indicated periods ending December 31 or the most recent prior period tenant operating results available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us. We have not independently verified our tenants’ operating data.

(4)	Rent coverage is after non-subordinated management fees of $17.1 million and $17.4 million for the year ended December 31, 2003 and 2002, respectively.

(5)	Includes data for periods prior to our ownership of these properties.

(6)	We acquired these properties on December 29, 2003.

(7)	In March 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon. Because we have reason to doubt the financial information we have from HEALTHSOUTH, we do not disclose any operating statistics for this tenant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

        Interest expense for the year ended December 31, 2002, was $27.4 million compared to interest expense for the year ended December 31, 2001, of $5.9 million, an increase of $21.5 million. This increase was primarily due to our issuance of $245.0 million of 8?% senior unsecured notes in December 2001 and our assumption of

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

debt in connection with our purchase of properties in January 2002. These increases were partially offset by a decrease in the weighted average interest rate on our revolving bank credit facility.

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

        In December 2003, we purchased 10 assisted living properties with resident capacity of 1,019 for $86.6 million from NewSeasons. We funded this acquisition by borrowing under our revolving bank credit

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

facility and with cash on hand. Simultaneously, NewSeasons leased these facilities from us for an initial term ending in 2017, plus renewal options for up to an additional 30 years. The rent payable to us will average approximately $9.3 million per year during the initial lease term; although it will commence at a lower rent of approximately $8.0 million per year and then increase at agreed times during the lease term. Substantially all of the revenues at these properties are paid by residents from their private resources. NewSeasons is a subsidiary of IBC. IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $8.5 billion in 2002. IBC has guaranteed NewSeasons’ rent to us. In addition, we, NewSeasons and IBC have entered into an agreement for the possible expansion of our business relationships by adding up to four assisted living properties with resident capacity of 540. These four properties are currently encumbered by mortgage debts. We intend to purchase these properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, IBC and the lenders. If we purchase all four of these properties, our purchase price for these additional properties will be $28.4 million; any that we purchase will be added to the lease for the 10 currently leased properties and rent payable to us will increase.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

        As of December 31, 2003, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$418,800	$ 9,100	$ --	$ --	$409,700
Capital Lease Obligations	8,017	791	1,769	2,052	3,405
Ground Lease Obligations	6,196	426	852	852	4,066
Purchase Obligations(2)	28,400	28,400	--	--	--
Total	$461,413	$38,717	$2,621	$2,904	$417,171

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

(2)	This amount includes $28.4 million the four additional properties we agreed to purchase in connection with our December 2003 acquisition.

Debt and Trust Preferred Securities Covenants

        Our principal debt obligations at December 31, 2003, were our unsecured revolving bank credit facility and our $395.0 million of unsecured senior notes. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. Our trust preferred securities are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

terms of our revolving bank credit facility. As of December 31, 2003, we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

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

        Impairment of Assets. We periodically evaluate our real property investments for impairment indicators. These indicators may include weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related real property investment by comparing it to the expected future undiscounted cash flows to be generated

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income from our properties becomes insufficient to pay our rent. To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations continued

floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Index to Financial Statements and Financial Statement Schedules

Page
1.	The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:
	Report of Ernst & Young LLP, Independent Auditors	F-1
	Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
	Consolidated Statements of Income for each of the three years in the period ended December 31, 2003	F-3
	Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003	F-4
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	F-5
	Notes to Consolidated Financial Statements	F-7
	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003	S-1
2.	Summary audited financial information for Sunrise Senior Living Services, Inc.	F-1/A
3.	Summary audited financial information for Five Star Quality Care, Inc.	F-2/A

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(c)    Exhibits

        The following exhibits are filed or furnished with this Form 10-K/A:

         Exhibit Number                     Description

31.1	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

Summary Financial Information of Five Star Quality Care, Inc.

        The following table presents summary financial information for Five Star Quality Care, Inc., or Five Star, for its fiscal years ended December 31, 2001, 2002 and 2003, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 for additional information with respect to Five Star.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2003	December 31, 2002	December 31, 2001(1)
Total revenues	$ 576,215	$ 519,403	$219,834
Net (loss) income	(7,939)	(13,174)	527
Total assets	147,370	133,197	68,043
Total indebtedness	10,435	16,123	--
Total shareholders' equity	64,427	65,047	50,233
(1) During this period, Five Star was our 100% owned subsidiary.

F-2/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST By: /s/ David J. Hegarty David J. Hegarty President and Chief Operating Officer Dated: March 29, 2004