Form 10-Q
period 2004-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2004-05-05
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

Number of registrant’s common shares outstanding as of May 4, 2004:  63,468,909

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2004

References in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our” and “Senior Housing” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.      Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$163,921	$162,512
Buildings and improvements	1,278,786	1,255,729
	1,442,707	1,418,241
Less accumulated depreciation	170,011	160,426
	1,272,696	1,257,815

Cash and cash equivalents	3,799	3,530
Restricted cash	10,110	10,108
Deferred financing fees, net	10,825	11,311
Other assets	21,374	21,336
Total assets	$1,318,804	$1,304,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$34,000	$102,000
Senior unsecured notes due 2012 and 2015, net of discount	393,652	393,612
Junior subordinated debentures due 2041	28,241	27,394
Secured debt and capital leases	31,625	31,817
Security deposits	2,185	2,185
Accrued interest	10,373	12,468
Other liabilities	8,338	6,718
Total liabilities	508,414	576,194

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
80,000,000 shares authorized, 63,453,338 and 58,453,338 shares issued and outstanding, respectively	635	585
Additional paid-in capital	939,952	853,858
Cumulative net income	165,018	151,749
Cumulative distributions	(299,897)	(281,776)
Unrealized gain on investments	4,682	3,490
Total shareholders’ equity	810,390	727,906
Total liabilities and shareholders’ equity	$1,318,804	$1,304,100

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Rental income	$34,829	$30,274
Interest and other income	1,714	1,076
Total revenues	36,543	31,350

Expenses:
Interest	10,370	7,849
Depreciation	9,585	8,653
General and administrative	3,319	2,789
Total expenses	23,274	19,291
Net income	$13,269	$12,059

Weighted average shares outstanding	62,354	58,437

Basic and diluted net income per share	$0.21	$0.21

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$13,269	$12,059
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,585	8,653
Amortization of deferred finance fees and debt discounts	526	450
Changes in assets and liabilities:
Restricted cash	(2)	—
Other assets	2,001	3,020
Accrued interest	(2,095)	1,045
Other liabilities	1,620	(11,409)
Cash provided by operating activities	24,904	13,818

Cash flows from investing activities:
Real estate acquisitions	(24,466)	(61,000)
Mortgage financing provided	—	(6,900)
Mortgage financing repaid by mortgagor	—	849
Cash used for investing activities	(24,466)	(67,051)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	86,144	—
Proceeds from borrowings on revolving bank credit facility	29,000	82,000
Repayments of borrowings on revolving bank credit facility	(97,000)	(5,000)
Repayment of debt	(192)	(19)
Distributions to shareholders	(18,121)	(18,116)
Cash (used for) provided by financing activities	(169)	58,865

Increase in cash and cash equivalents	269	5,632
Cash and cash equivalents at beginning of period	3,530	8,654
Cash and cash equivalents at end of period	$3,799	$14,286

Supplemental cash flow information:
Interest paid	$11,939	$11,994

Non-cash investing and financing activities:
Purchases of fixed assets with FF&E reserve	—	(1,346)

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We are generally required to recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three months ended March 31, 2004 and 2003, was $840,000 and $760,000, respectively.

Note 2.  Summary of New Accounting Pronouncements

During the first quarter of 2004, we adopted Revised Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” that was issued by the FASB in December 2003.  As a result, we no longer consolidate our wholly owned subsidiary that issued our trust preferred securities, or the trust preferred subsidiary, and we no longer present the trust preferred securities on our Consolidated Balance Sheet.  Instead, we present our junior subordinated debentures held by the trust preferred subsidiary as debt.  These debentures had previously been eliminated in our consolidated financial statements.  In addition, distributions on the trust preferred securities are no longer presented in our Consolidated Statement of Income, but interest on the debentures, which is equal to the distributions on the trust preferred securities, is included in interest expense.

Note 3.  Real Estate Properties

At March 31, 2004, we owned 151 properties located in 31 states.

On March 1, 2004, we purchased from Five Star Quality Care, Inc., or Five Star, one independent and assisted living facility with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living facilities were combined into one lease with the property acquired on March 1, 2004;

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

During 2003, we agreed to sell to Five Star two nursing homes in Michigan that we leased to Five Star.  The purchase price is $10.5 million, the appraised value of the properties.  These two properties are leased on a combined basis with 65 other properties leased to Five Star.  Under the terms of our lease with Five Star, upon consummation of the sale, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that we receive from the sale.  On April 19, 2004, we sold one of these properties to Five Star for $5.9 million.  We expect the sale of the second property to occur later in 2004.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development, or HUD, insured financing for its purchase. This sale may not close because of a failure of this condition or for some other reason.

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003

Net income	$13,269	$12,059
Other comprehensive income:
Change in unrealized gain on investments	1,192	265
Comprehensive income	$14,461	$12,324

Note 5.  Unrealized Gain on Investments

On March 31, 2004, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star, calculated by using quoted market prices, on the date they were acquired ($6.50 and $7.26 per share, respectively) and on March 31, 2004 ($11.30 and $3.89 per share, respectively).

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon our payment of an extension fee.  The interest rate (2.65% at March 31, 2004) is LIBOR plus a spread.  As of March 31, 2004, $34.0 million was outstanding and $216.0 million was available for acquisitions, working capital and for general business purposes.

As discussed in Note 3, we sold a property on April 19, 2004.  Simultaneous with this sale, we repaid the $4.9 million mortgage that was secured by this property.  In addition, $4.9 million of our restricted cash that also secured this mortgage was released to us.

Note 7.  Shareholders’ Equity

In January and February 2004, we completed a public offering of 5 million of our common shares.  Simultaneously, HRPT sold 3,148,500 of our shares it owned and as of March 31, 2004, HRPT owned 9,660,738 of our shares, or 15.2% of our total outstanding shares.  We raised net proceeds of $86.1 million, which were used to repay borrowings outstanding under our revolving bank credit facility.  We and HRPT were parties to a joint underwriting agreement in connection with this offering.  We did not receive any proceeds from the sale of our shares by HRPT, but HRPT paid its pro-rata share of the expenses of this offering.

On February 20, 2004, we paid a $0.31 per share, or $18.1 million, distribution to our common shareholders for the quarter ended December 31, 2003.  On April 1, 2004, we declared a distribution of $0.31 per share, or $19.7 million, to be paid to common shareholders of record on April 20, 2004.  This distribution will be paid on or about May 20, 2004.

Note 8.  Commitments and Contingencies

During 2002, about the time Marriott International, Inc, or Marriott, determined to sell its senior living division, or MSLS, to Sunrise Senior Living, Inc, or Sunrise, we and Five Star became involved in litigation with Marriott and MSLS.  This litigation remained pending throughout 2003.  On January 7, 2004, we and Five Star settled this litigation.  Under the terms of the settlement, we and Five Star, and Marriott and MSLS, agreed to dismiss all claims and counterclaims asserted in the litigation.  Also under the terms of the settlement, Marriott paid $1.25 million each to us and Five Star. The $1.25 million paid to us is included in Interest and Other Income in our Consolidated Statement of Income for the three months ended March 31, 2004.  The settlement was a compromise of the parties’ disputes entered into to avoid the expense and inconvenience of litigation and none of us or Five Star, nor Marriott or MSLS, has admitted any liability, violation of law or wrongdoing in connection with the matters in the litigation.  We believe it settles all our litigation with Marriott.  This settlement does not affect our or Five Star’s rights vis-à-vis Sunrise which arise by reason of events occurring after Sunrise purchased MSLS.

As more fully described in our 2003 Annual Report on Form 10-K, on April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH Corporation, or HEALTHSOUTH, be reformed to change the rent under this lease to $10.3 million per year effective January 1, 2002, and to change the lease term to expire on January 1, 2006, among other matters.  In March 2004, we amended the complaint to seek additional forms of remedies.  This litigation remains pending and no trial date has been set.  HEALTHSOUTH has continued to pay us rent at the rate of $8.7 million per year during the pendency of this litigation.

In December 2003, we agreed to purchase four properties from NewSeasons Assisted Living Communities, Inc., or NewSeasons, subject to certain conditions.  These four properties are currently encumbered by mortgage debts.  We intend to purchase three of the properties if and when their respective mortgage debts are prepaid or assumed on terms mutually acceptable to us, NewSeasons, Independence Blue Cross, or IBC, the guarantor of the NewSeasons lease, and the lenders.  If we purchase all three of these properties, our purchase price for these properties will be $21.2 million.

As discussed in Note 3, we sold to Five Star one of the two properties we agreed during 2003 to sell.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio as of March 31, 2004 (dollars in thousands).

	# of Properties	# of Units/Beds	Investment	% of Investment	Current Annual Rent Revenues	% of Current Annual Rent Revenues
Facility Type
Independent living communities (1)	36	10,485	$980,619	68.0%	$84,813	58.9%
Assisted living facilities	50	3,835	172,348	11.9%	29,826	20.7%
Skilled nursing facilities	63	6,571	246,187	17.1%	20,768	14.4%
Hospitals	2	364	43,553	3.0%	8,700	6.0%
Total	151	21,255	$1,442,707	100.0%	$144,107	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,491	$619,942	42.9%	$63,674	44.2%
Sunrise/Marriott (3)	14	4,091	325,473	22.6%	30,975	21.5%
Five Star (4)	67	6,151	254,643	17.6%	18,290	12.7%
NewSeasons/IBC (5)	10	1,019	87,627	6.1%	9,287	6.4%
HEALTHSOUTH	2	364	43,553	3.0%	8,700	6.0%
Alterra Healthcare	18	894	61,126	4.2%	7,015	4.9%
Genesis HealthCare	1	156	13,007	1.0%	1,509	1.1%
5 private companies (combined)	8	1,089	37,336	2.6%	4,657	3.2%
Total	151	21,255	$1,442,707	100.0%	$144,107	100.0%

Quarter Ended March 31,
							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics (6)	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise (2)	1.1	x	1.0	x	90%	91%	85%	86%	11%	10%	4%	3%
Sunrise/Marriott (3)	1.3	x	1.3	x	88%	87%	82%	82%	13%	13%	5%	5%
Five Star (4) (7)	1.7	x	1.6	x	89%	90%	31%	32%	21%	18%	48%	50%
NewSeasons/IBC (5) (7)	1.0	x	1.0	x	79%	78%	100%	100%	0%	0%	0%	0%
HEALTHSOUTH (8)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare (7)	1.6	x	1.6	x	83%	88%	99%	98%	0%	0%	1%	2%
Genesis HealthCare	1.6	x	1.0	x	96%	96%	22%	19%	33%	38%	45%	43%
5 private companies (combined)	2.2	x	2.2	x	87%	89%	22%	17%	25%	20%	53%	63%

(1)    Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)    The 31 properties leased to Five Star are managed by Sunrise.  Sunrise does not guaranty our lease with Five Star.  Rent coverage is after non-subordinated management fees of $4.6 million and $4.2 million in the quarter ended March 31, 2004 and 2003, respectively.

(3)    Marriott guarantees the lease for the 14 independent and assisted living properties leased to Sunrise.

(4)    On March 1, 2004 our leases with Five Star for 14 properties and for 53 nursing homes were combined into one lease.

(5)    Independence Blue Cross, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons.

(6)    All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods ending March 31, 2004, or the most recent prior period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.   We have not independently verified our tenants’ operating data.

(7)    Includes data for periods prior to our ownership of these properties.

(8)    During 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon.  In 2004, HEALTHSOUTH issued a press release stating that audited financial information would not be available until 2005.  Because we have reason to doubt the financial information we have from HEALTHSOUTH we do not disclose any operating data for this tenant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

Rental income for the three months ended March 31, 2004, was $34.8 million compared to rental income of $30.3 million for the three months ended March 31, 2003, an increase of $4.5 million, or 14.9%.  This increase is the result of our acquisition and lease of 32 properties during 2003 and one property during the first quarter of 2004.

Interest and other income for the three months ended March 31, 2004 and 2003, each include $200,000 of dividend income from one million shares of HRPT that we own.  For the three months ended March 31, 2004, it also includes the $1.25 million settlement payment we received from Marriott in January 2004. For the three months ended March 31, 2003, it includes $750,000 of proceeds from the sale of a mortgage note.

Interest expense for the three months ended March 31, 2004, was $10.4 million compared to interest expense for the three months ended March 31, 2003, of $7.8 million, an increase of $2.6 million, or 33.3%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by interest on reduced amounts outstanding under our revolving bank credit facility during the three months ended March 31, 2004.

Depreciation expense for the three months ended March 31, 2004, was $9.6 million compared to depreciation expense for the three months ended March 31, 2003, of $8.7 million, an increase of $900,000, or 10.3%.  General and administrative expense for the three months ended March 31, 2004, was $3.3 million compared to general and administrative expense for the three months ended March 31, 2003, of $2.8 million, an increase of $500,000 or 17.9%.  These increases were primarily due to our investment in 32 properties in 2003 and one property in the first quarter of 2004, and were partially offset by lower legal expenses as a result of our settlement of the Marriott litigation in January 2004.  During the three months ended March 31, 2004, we incurred $775,000 of due diligence costs in connection with a potential acquisition.  We were unable to reach an agreement with the seller and we are no longer pursuing this acquisition.  As a result we have expensed these costs and included them in General and Administrative Expenses in our Consolidated Statement of Income for the three months ended March 31, 2004.

Net income was $13.3 million, or $0.21 per share, for the three months ended March 31, 2004, compared to $12.1 million, or $0.21 per share, for the three months ended March 31, 2003, an increase of $1.2 million.  This change is primarily the result of the changes described above in revenues and expenses resulting from our acquisitions in 2003 and in 2004, our debt issuance in April 2003 and the 3.9 million share increase in the weighted average number of shares outstanding between the 2004 and 2003 periods which resulted from our sale of our common shares in January 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  Minimum rents are generally received monthly or quarterly from our tenants and percentage rents are received monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distributions payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks.  Our revolving bank credit facility matures in November 2005 but we are permitted to extend it to November 2006 upon payment of an extension fee.  Borrowings under the revolving bank credit facility can be up to $250.0 million and the revolving bank credit facility includes a feature under which the maximum borrowing may be expanded to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the revolving bank credit facility is payable at a spread above LIBOR.

In January 2004, we issued five million of our common shares in a public offering.  We used the net proceeds of $86.2 million to repay borrowings outstanding on our revolving bank credit facility.

In connection with our December 2003 acquisition of 10 assisted living facilities, we agreed to purchase up to an additional four assisted living facilities, subject to certain conditions.  These four properties are currently encumbered by mortgage debts.  We intend to purchase three of the properties if and when these mortgage debts are prepaid or assumed on terms mutually acceptable to us, the seller and the lenders. If we purchase all three of these properties, our purchase price for these additional properties will be $21.2 million.  Funding required to complete this transaction is expected to be provided by assuming the debt on the properties, borrowing under our revolving bank credit facility and cash on hand.

At March 31, 2004, we had $3.8 million of cash and cash equivalents and $216.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions, including the future funding for expenditures related to the repair, maintenance or renovation of our properties.

When amounts are outstanding on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional long term debt and issuing new equity securities.  As of March 31, 2004, we had $1.6 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On February 20, 2004, we paid a $0.31 per share, or $18.1 million, distribution to our common shareholders for the quarter ended December 31, 2003.  On April 1, 2004, we declared a distribution of $0.31 per common share with respect to our 2004 first quarter results.  This distribution will be paid to shareholders on or about  May 20, 2004, using cash on hand and borrowings under our revolving bank credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2004, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$447,041	$9,100	$—	$—	$437,941
Capital Lease Obligations	7,825	791	1,769	2,052	3,213
Ground Lease Obligations	6,088	426	852	852	3,958
Purchase Obligations(2)	21,200	21,200	—	—	—
Total	$482,154	$31,517	$2,621	$2,904	$445,112

(1)          Our term debt maturities are as follows:  $9.1 million in 2004; $245.0 million in 2012; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

(2)          This amount relates to three properties we agreed to purchase in connection with our December 2003 acquisition.

Debt Covenants

Our principal debt obligations at March 31, 2004, were our unsecured revolving bank credit facility, our $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of March 31, 2004, we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, under our revolving bank credit facility, our senior debt rating is used to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more.  Similarly, a default on our public debt or junior subordinated debentures indenture would be a default under our revolving bank credit facility.

As of March 31, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

In 2003, we entered into an agreement between us and HRPT, pursuant to which we agreed to file a registration statement with respect to our shares held by HRPT and use reasonable efforts to effect the registration of those shares.  HRPT paid the expenses of this registration.  The registration statement became effective October 24, 2003.  In January and February 2004, we completed a public offering of five million of our common shares.  In a simultaneous offering, HRPT sold 3,148,500 of our shares which it owned.  We and HRPT were parties to a joint underwriting agreement in connection with this offering.  We did not receive any proceeds from the sale of our shares by HRPT, but HRPT paid its pro-rata share of the expenses of this offering.  As of March 31, 2004, HRPT owned 9,660,738 of our shares, or 15.2% of our total shares outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On March 1, 2004, we purchased from Five Star one independent and assisted living facility with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living facilities were combined into one lease with the property acquired on March 1, 2004;

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

On April 19, 2004, we sold one of two properties we agreed during 2003 to sell to Five Star for net proceeds of $5.9 million.  The sale of the second property is expected to occur later in 2004, but remains contingent upon Five Star obtaining HUD insured financing for its purchase.  Under the terms of our lease with Five Star, the annual rent payable will be reduced by 10% of the net proceeds we receive from the sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the future.

Our unsecured revolving bank credit facility bears interest at floating rates and matures in November 2005.  At March 31, 2004, we had $34.0 million outstanding and $216.0 million available for borrowing under our revolving bank credit facility.  Repayments under our revolving bank credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility require interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $34.0 million at March 31, 2004, was 2.65% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2004	2.65%	$34,000	$901
10% reduction	2.39%	$34,000	$813
10% increase	2.92%	$34,000	$993

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES AND OFFICERS CONCERNING:

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

•                       OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY,

•                       OUR ABILITY TO ACCESS CAPITAL MARKETS OR OTHER SOURCES OF FUNDS,

•                       OUR LITIGATION WITH HEALTHSOUTH AND

•                       THE POSSIBLE EXPANSION OF OUR BUSINESS RELATIONSHIP WITH NEWSEASONS.

ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “PREDICT” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

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

•                       COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•                       CHANGES IN FINANCING TERMS,

•                       COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES AND

•                       CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR THOSE PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. ALSO, WE ARE UNABLE TO PREDICT WHAT EFFECT SUNRISE’S MANAGEMENT OF THE 31 SENIOR LIVING COMMUNITIES LEASED TO FIVE STAR MAY HAVE UPON FIVE STAR’S ABILITY TO PAY OUR RENT FOR THESE COMMUNITIES.

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

PART II.                Other Information

Item 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

On March 10, 2004, our board of trustees adopted a shareholder protection rights plan, or the Plan, pursuant to which our board of trustees created a class of authorized but unissued junior participating preferred shares, par value $.01 per share, and declared a dividend of one preferred share purchase right per outstanding common share of beneficial interest. The terms of the junior participating preferred shares and the Plan are described in our Current Report on Form 8-K dated March 10, 2004, which is hereby incorporated herein by reference.

As further described in our 2003 Annual Report on Form 10-K, we have an agreement with RMR whereby RMR provides investment, management and administrative services to us.  Under the terms of this agreement, on April 1, 2004, we issued 15,571 common shares in payment of an incentive fee of $263,000 for services rendered by Reit Management & Research LLC, or RMR, during 2003 based upon a per common share price of $16.89.  These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Report on Form 8-K

(a)	Exhibits:

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 21, 2004.)

3.2	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.3	Certificate of Correction dated March 29, 2004. (filed herewith.)

3.4	Composite Copy of Amended and Restated Bylaws, dated March 14, 2003, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.1	Rights Agreement, dated as of March 10, 2004, by and between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.1

Amended and Restated Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated March 1, 2004.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.2

Second Amendment to Master Lease Agreement by and among certain affiliates of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.3

Amendment No. 1 to Advisory Agreement, dated as of March 10, 2004, by and between the Company and Reit Management and Research LLC.  (+)  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

10.4	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d — 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith.)

(+) Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

During the first quarter of 2004, we filed or furnished the following Current Reports on Form 8-K:

(i)

Current Report on Form 8-K dated January 21, 2004, filing information with respect to (1) our public offering of 5,000,000 of our common shares of beneficial interest, (2) the sale of 3,000,000 of our common shares of beneficial interest by HRPT Properties Trust, and (3) an amendment of our Declaration of Trust (Items 5 and 7).

(ii)	Current Report on Form 8-K dated February 10, 2004 furnishing our press release containing our results of operations and financial condition for the quarter ended December 31, 2003 (Items 7 and 12).

(iii)	Current Report on Form 8-K dated March 10, 2004 filing information with respect to the adoption of a shareholder protection rights plan and filing various exhibits (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 5, 2004

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: May 5, 2004