Form 10-Q
period 2004-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2004-08-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

Number of registrant’s common shares outstanding as of August 2, 2004:  63,471,909

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2004

References in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our” and “Senior Housing” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$166,828	$162,512
Buildings and improvements	1,278,885	1,255,729
	1,445,713	1,418,241
Less accumulated depreciation	179,203	160,426
	1,266,510	1,257,815

Cash and cash equivalents	4,814	3,530
Restricted cash	5,181	10,108
Deferred financing fees, net	10,340	11,311
Other assets	21,442	21,336
Total assets	$1,308,287	$1,304,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$33,000	$102,000
Senior unsecured notes due 2012 and 2015, net of discount	393,693	393,612
Junior subordinated debentures due 2041	28,241	27,394
Secured debt and capital leases	26,499	31,817
Accrued interest	12,517	12,468
Other liabilities	10,546	8,903
Total liabilities	504,496	576,194

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 63,471,909 and 58,453,338 shares issued and outstanding, respectively	635	585
Additional paid-in capital	940,259	853,858
Cumulative net income	179,059	151,749
Cumulative distributions	(319,572)	(281,776)
Unrealized gain on investments	3,410	3,490
Total shareholders’ equity	803,791	727,906
Total liabilities and shareholders’ equity	$1,308,287	$1,304,100

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Rental income	$35,189	$31,568	$70,018	$61,842
Interest and other income	317	274	2,031	1,350
Total revenues	35,506	31,842	72,049	63,192

Expenses:
Interest	10,255	9,663	20,625	17,512
Depreciation	9,687	8,891	19,272	17,544
General and administrative	2,742	2,327	6,061	5,116
Total expenses	22,684	20,881	45,958	40,172

Income from continuing operations	12,822	10,961	26,091	23,020
Gain (loss) on sale of property	1,219	(1,160)	1,219	(1,160)
Net income	$14,041	$9,801	$27,310	$21,860

Weighted average shares outstanding	63,471	58,439	62,913	58,438

Basic and diluted earnings per share:
Income from continuing operations	$0.20	$0.19	$0.41	$0.39
Gain (loss) on sale of property	0.02	(0.02)	0.02	(0.02)
Net income	$0.22	$0.17	$0.43	$0.37

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$27,310	$21,860
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,272	17,544
Loss (gain) on sale of property	(1,219)	1,160
Amortization of deferred finance fees and debt discounts	1,052	978
Changes in assets and liabilities:
Restricted cash	(3)	—
Other assets	2,140	(10,209)
Accrued interest	49	2,351
Other liabilities	471	1,540
Cash provided by operating activities	49,072	35,224

Cash flows from investing activities:
Real estate acquisitions	(32,648)	(67,570)
Proceeds from sale of real estate	5,900	288
Mortgage financing provided	—	(6,900)
Mortgage financing repaid by mortgagor	—	849
Cash used for investing activities	(26,748)	(73,333)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	86,144	—
Proceeds from issuance of senior notes, net of discount	—	149,709
Proceeds from borrowings on revolving bank credit facility	43,000	93,000
Repayments of borrowings on revolving bank credit facility	(112,000)	(168,000)
Repayment of debt	(388)	(39)
Deferred financing fees	—	(3,524)
Distributions to shareholders	(37,796)	(36,231)
Cash (used for) provided by financing activities	(21,040)	34,915

Increase (decrease) in cash and cash equivalents	1,284	(3,194)
Cash and cash equivalents at beginning of period	3,530	8,654
Cash and cash equivalents at end of period	$4,814	$5,460

Supplemental cash flow information:
Interest paid	$19,524	$—

Non-cash investing and financing activities:
Purchases of fixed assets with FF&E reserve	—	(1,914)
Issuance of common shares	307	215
Release of restricted cash to us	4,930	—
Repayment of debt with cash previously restricted	(4,930)	—

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We are generally required to recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three and six months ended June 30, 2004 and 2003, was $794,000 and $1.6 million, and $720,000 and $1.5 million, respectively.

Note 2.  Summary of New Accounting Pronouncements

During the first quarter of 2004, we adopted Revised Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” that was issued by the FASB in December 2003.  As a result, we no longer consolidate our wholly owned subsidiary that issued our trust preferred securities, or the trust preferred issuer, and we no longer present the trust preferred securities on our Consolidated Balance Sheet.  Instead, we present our junior subordinated debentures issued by us to, and held by, the trust preferred issuer as debt.  These debentures had previously been eliminated in our consolidated financial statements.  In addition, distributions on the trust preferred securities are no longer presented in our Consolidated Statement of Income, but interest on the debentures, which is equal to the distributions on the trust preferred securities, is included in interest expense.

Note 3.  Real Estate Properties

At June 30, 2004, we owned 150 properties located in 31 states.

During 2003, we agreed to sell to Five Star Quality Care, Inc., or Five Star, two nursing homes in Michigan that we leased to Five Star.  The purchase price is $10.5 million, the appraised value of the properties.  These two properties are leased on a combined basis with 65 other properties leased to Five Star.  Under the terms of our lease with Five Star, upon consummation of the sale of each property, the annual rent payable under the combined lease will be reduced by 10% of the net proceeds that we receive from the sale.  On April 19, 2004, we sold one of these properties to Five Star for $5.9 million and recognized a gain of $1.2 million.  We expect the sale of the second property to occur later in 2004.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development, or HUD, insured financing for its purchase. This sale may not close because of a failure of this condition or for some other reason.

In 2003, we evicted a nursing home tenant that had defaulted its obligations to us.  Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to the Five Star lease of independent and assisted living facilities and nursing homes and to increase the annual rent by $180,000.  All other lease terms remained unchanged.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One of our properties leased to Five Star was subject to a ground lease with an unaffiliated third party.  Five Star has been responsible for paying the ground rent of $307,000 per year.  On June 3, 2004, we exercised an option to purchase this land for $3.6 million and we acquired the landlord’s rights and obligations under the ground lease.  Five Star remains obligated for the ground lease payments to us.

During 2004, pursuant to the terms of our leases with Five Star we purchased $4.3 million of improvements made to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $432,000.

Note 4.  Unrealized Gain on Investments

On June 30, 2004, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on June 30, 2004 ($10.01 and $4.40 per share, respectively) and on the date they were acquired ($6.50 and $7.26 per share, respectively).

Note 5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$14,041	$9,801	$27,310	$21,860
Other comprehensive income:
Change in unrealized gain on investments	(1,272)	701	(80)	965
Comprehensive income	$12,769	$10,502	$27,230	$22,825

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon our payment of an extension fee.  The interest rate (2.6% at June 30, 2004) is LIBOR plus a spread.  As of June 30, 2004, $33.0 million was outstanding and $217.0 million was available for acquisitions, working capital and for general business purposes.

As discussed in Note 3, we sold a property to Five Star on April 19, 2004.  Simultaneous with this sale, we repaid the $4.9 million mortgage note that was secured by this property using $4.9 million of our cash previously restricted for that purpose.

Note 7.  Shareholders’ Equity

On May 20, 2004, we paid a $0.31 per share, or $19.7 million, distribution to our common shareholders for the quarter ended March 31, 2004.  On July 1, 2004, we declared a distribution of $0.31 per share, or $19.7 million, to be paid to common shareholders of record on July 20, 2004.  We plan to pay this distribution on or about August 20, 2004.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.  Commitments and Contingencies

As more fully described in our 2003 Annual Report on Form 10-K, on April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH Corporation, or HEALTHSOUTH, be reformed to increase the rent payable to us under this lease, among other matters.  This litigation remains pending and no trial date has been set, but we have had settlement discussions with the new management of HEALTHSOUTH.  Although these discussions seem to be making progress, we do not know whether a final settlement will be achieved.

In December 2003, we agreed to purchase four properties from NewSeasons Assisted Living Communities, Inc., subject to certain conditions.  These four properties are encumbered by mortgage debts.  We were unable to reach mutually acceptable terms to assume or prepay the debt on these properties and, consequently, we have determined not to proceed with these purchases.

As discussed in Note 3, we have agreed to sell one nursing home to Five Star if and when Five Star is able to secure HUD insured financing for its purchase.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

RESULTS OF OPERATIONS

The following tables present an overview of our portfolio as of June 30, 2004 (dollars in thousands).

	# of Properties	# of Units/Beds	Investment: carrying value before depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(1)	36	10,485	$897,847	62.1%	$90,185	62.4%
Assisted living facilities	51	3,706	286,658	19.8%	29,054	20.1%
Skilled nursing facilities	61	6,551	217,655	15.1%	16,653	11.5%
Hospitals	2	364	43,553	3.0%	8,700	6.0%
Total	150	21,106	$1,445,713	100.0%	$144,592	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,491	$624,889	43.2%	$63,809	44.1%
Sunrise/Marriott (3)	14	4,091	325,473	22.5%	31,204	21.6%
Five Star	67	6,107	254,059	17.5%	18,178	12.6%
NewSeasons/IBC (4)	10	1,019	87,641	6.1%	9,287	6.4%
HEALTHSOUTH	2	364	43,553	3.0%	8,700	6.0%
Alterra Healthcare	18	894	61,126	4.2%	7,225	5.0%
Genesis HealthCare	1	156	13,007	1.0%	1,509	1.0%
5 private companies (combined)	7	984	35,965	2.5%	4,680	3.3%
Total	150	21,106	$1,445,713	100.0%	$144,592	100.0%

Quarter Ended June 30,

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics (5)	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise (2)	1.1	x	1.0	x	90%	91%	85%	86%	11%	11%	4%	3%
Sunrise/Marriott (3)	1.4	x	1.2	x	89%	87%	81%	82%	14%	14%	5%	4%
Five Star (6)	1.9	x	1.6	x	88%	90%	31%	34%	22%	17%	47%	49%
NewSeasons/IBC(4) (6)	1.1	x	1.1	x	78%	79%	100%	100%	—	—	—	—
HEALTHSOUTH(7)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(6)	1.7	x	1.5	x	80%	86%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.1	x	1.3	x	97%	97%	24%	24%	35%	33%	41%	43%
5 private companies (combined)	1.8	x	1.9	x	85%	87%	26%	23%	23%	19%	53%	59%

Six Months Ended June 30,

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics (5)	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise (2)	1.1	x	1.0	x	90%	91%	85%	86%	11%	10%	4%	4%
Sunrise/Marriott (3)	1.3	x	1.2	x	89%	87%	81%	83%	14%	13%	5%	4%
Five Star (6)	1.9	x	1.6	x	89%	90%	30%	33%	22%	18%	48%	49%
NewSeasons/IBC(4) (6)	1.0	x	1.0	x	79%	79%	100%	100%	—	—	—	—
HEALTHSOUTH(7)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(6)	1.6	x	1.6	x	81%	87%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.8	x	1.2	x	96%	97%	23%	22%	34%	35%	43%	43%
5 private companies (combined)	1.9	x	2.0	x	86%	88%	25%	22%	22%	19%	53%	59%

(1)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)          These 31 properties leased to Five Star Quality Care, Inc., or Five Star, are managed by Sunrise Senior Living, Inc., or Sunrise.  Sunrise does not guaranty our lease with Five Star.  Rent coverage is after non-subordinated management fees of $4.6 million and $9.2 million and $4.2 million and $8.3 million in the quarter and six months ended June 30, 2004 and 2003, respectively.

(3)          Marriott International, Inc., or Marriott, guarantees the lease for the 14 properties leased to Sunrise.

(4)          Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons Assisted Living Communities, Inc., or NewSeasons.

(5)          All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods ending June 30, 2004, or the most recent prior period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.   We have not independently verified our tenants’ operating data.

(6)          Includes data for periods prior to our ownership of these properties.

(7)          During 2003, HEALTHSOUTH issued a press release stating that its historical financial information should not be relied upon.  In 2004, HEALTHSOUTH issued a press release stating that audited financial information would not be available until 2005.  Because we have reason to doubt the financial information we have from HEALTHSOUTH we do not disclose any operating data for this tenant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Rental income for the three months ended June 30, 2004, was $35.2 million compared to rental income of $31.6 million for the three months ended June 30, 2003, an increase of $3.6 million, or 11.4%.  This increase is the result of our acquisition and lease of 15 properties since April 1, 2003.

Interest and other income for the three months ended June 30, 2004 and 2003, each include $200,000 of dividend income from one million shares of HRPT that we own.

Interest expense for the three months ended June 30, 2004, was $10.3 million compared to interest expense for the three months ended June 30, 2003, of $9.7 million, an increase of $600,000, or 6.2%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by interest on reduced amounts outstanding under our revolving bank credit facility during the three months ended June 30, 2004.

Depreciation expense for the three months ended June 30, 2004, was $9.7 million compared to depreciation expense for the three months ended June 30, 2003, of $8.9 million, an increase of $800,000, or 9.0%.  General and administrative expense for the three months ended June 30, 2004, was $2.7 million compared to general and administrative expense for the three months ended June 30, 2003, of $2.3 million, an increase of $400,000 or 17.4%.  These increases were primarily due to our investment in 15 properties since April 1, 2003 and were partially offset by lower legal expenses.

Income from continuing operations was $12.8 million, or $0.20 per share, for the three months ended June 30, 2004, compared to $11.0 million, or $0.19 per share, for the three months ended June 30, 2003, an increase of $1.8 million, or $0.01 per share.  Net income was $14.0 million, or $0.22 per share, for the three months ended June 30, 2004, compared to $9.8 million, or $0.17 per share, for the three months ended June 30, 2003, an increase of $4.2 million, or $0.05 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions since April 1, 2003, our sale of two properties, our debt issuance in April 2003 and the 5.0 million share increase in the weighted average number of shares outstanding between the 2004 and 2003 periods which resulted from our sale of our common shares in January 2004.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Rental income for the six months ended June 30, 2004, was $70.0 million compared to rental income of $61.8 million for the six months ended June 30, 2003, an increase of $8.2 million, or 13.3%.  This increase is the result of our acquisition and lease of 33 properties since January 1, 2003.

Interest and other income for the six months ended June 30, 2004 and 2003, each include $400,000 of dividend income from one million shares of HRPT that we own.  For the six months ended June 30, 2004, it also includes the $1.25 million settlement payment we received from Marriott in January 2004.  For the six months ended June 30, 2003, it includes $750,000 of proceeds from the sale of a mortgage note.

Interest expense for the six months ended June 30, 2004, was $20.6 million compared to interest expense for the six months ended June 30, 2003, of $17.5 million, an increase of $3.1 million, or 17.7%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by interest on reduced amounts outstanding under our revolving bank credit facility during the six months ended June 30, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Depreciation expense for the six months ended June 30, 2004, was $19.3 million compared to depreciation expense for the six months ended June 30, 2003, of $17.5 million, an increase of $1.8 million, or 10.3%.  General and administrative expense for the six months ended June 30, 2004, was $6.1 million compared to general and administrative expense for the six months ended June 30, 2003, of $5.1 million, an increase of $1.0 million or 19.6%.  These increases were primarily due to our investment in 33 properties since January 1, 2003, and were partially offset by lower legal expenses.  During the six months ended June 30, 2004, we incurred $775,000 of due diligence costs in connection with a failed potential acquisition.

Income from continuing operations was $26.1 million, or $0.41 per share, for the six months ended June 30, 2004 compared to $23.0 million, or  $0.39 per share, for the six months ended June 30, 2003, an increase of $3.1 million, or $0.02 per share.  Net income was $27.3 million, or $0.43 per share, for the six months ended June 30, 2004, compared to $21.9 million, or $0.37 per share, for the six months ended June 30, 2003, an increase of $5.4 million, or $0.06 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions since January 1, 2003, our sale of two properties, our debt issuance in April 2003 and the 4.5 million share increase in the weighted average number of shares outstanding between the 2004 and 2003 periods which resulted from our sale of our common shares in January 2004.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks.  Our revolving bank credit facility matures in November 2005 but we are permitted to extend it to November 2006 upon payment of an extension fee.  The revolving bank credit facility permits us to borrow up to $250.0 million and includes a feature under which the maximum borrowing may be expanded to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  Funds may be borrowed, repaid and reborrowed until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the revolving bank credit facility is payable at a spread above LIBOR.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In January 2004, we issued five million of our common shares in a public offering.  We used the net proceeds of $86.1 million to repay borrowings outstanding on our revolving bank credit facility.

In April 2004, we sold one of our nursing home properties for $5.9 million.  The proceeds were used to repay borrowings outstanding on our revolving bank credit facility and for general business purposes.

In June 2004, we purchased, for $3.6 million, the land under one of our properties which we previously leased.  During 2004, we purchased $4.3 million of improvements made to some of our properties.  We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

At June 30, 2004, we had $4.8 million of cash and cash equivalents and $217.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding on our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of June 30, 2004, we had $1.6 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On May 20, 2004, we paid a $0.31 per share, or $19.7 million, distribution to our common shareholders for the quarter ended March 31, 2004.  On July 1, 2004, we declared a distribution of $0.31 per common share with respect to our 2004 second quarter results.  We plan to pay this distribution to shareholders on or about August 20, 2004, using cash on hand and borrowings under our revolving bank credit facility.

As of June 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$442,111	$4,170	$—	$—	$437,941
Capital Lease Obligations	7,629	821	1,836	2,034	2,938
Ground Lease Obligations	3,313	142	284	284	2,603
Total	$453,053	$5,133	$2,120	$2,318	$443,482

(1)          Our term debt maturities are as follows:  $4.2 million in 2005; $245.0 million in 2012; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Debt Covenants

Our principal debt obligations at June 30, 2004, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of June 30, 2004, we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

As of June 30, 2004, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

On April 19, 2004, we sold one of two properties that we had agreed to sell to Five Star for net proceeds of $5.9 million and recognized a gain of $1.2 million.  The sale of the second property is expected to occur later in 2004, but remains contingent upon Five Star obtaining HUD insured financing for its purchase.  Under the terms of our lease with Five Star, the annual rent payable to us will be reduced by 10% of the net proceeds we receive from the sale.

In 2003, we evicted a nursing home tenant that had defaulted its obligations to us.  Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to the Five Star lease of independent and assisted living facilities and nursing homes and to increase the annual rent by $180,000.  All other lease terms remained unchanged.

One of our properties leased to Five Star was subject to a ground lease with an unaffiliated third party.  Five Star has been responsible for paying the ground rent of $307,000 per year.  On June 3, 2004, we exercised an option to purchase this land for $3.6 million and we acquired the landlord’s rights and obligations under the ground lease.  Five Star remains obligated for the ground lease payments to us.

During 2004, pursuant to the terms of our leases with Five Star, we purchased $4.3 million of improvements made to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $432,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we may manage this exposure in the future.

Our unsecured revolving bank credit facility requires interest at floating rates and matures in November 2005.  At June 30, 2004, we had $33.0 million outstanding and $217.0 million available for borrowing under our revolving bank credit facility.  Repayments under our revolving bank credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility require interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $33.0 million at June 30, 2004, was 2.6% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at June 30, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2004	2.6%	$33,000	$858
10% reduction	2.3%	$33,000	$759
10% increase	2.9%	$33,000	$957

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATIONS, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES AND OFFICERS CONCERNING:

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

•                       OUR ABILITY TO MAKE DISTRIBUTIONS ON OUR SHARES,

•                       OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCING AND OTHER MATTERS,

•                       OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST,

•                       OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY,

•                       OUR ABILITY TO ACCESS CAPITAL MARKETS OR OTHER SOURCES OF FUNDS, AND

•                       OUR LITIGATION WITH HEALTHSOUTH.

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

•                       COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES,

•                       CHANGES IN FINANCING TERMS,

•                       COMPETITION WITHIN THE REAL ESTATE, SENIOR HOUSING AND HEALTHCARE INDUSTRIES, AND

•                       CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION.

FOR EXAMPLE, OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, OR WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR THOSE PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR THEIR REVENUES INCLUDING MEDICARE AND MEDICAID REVENUES OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

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

PART II.                                                Other Information

Item 2.           Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

On May 11, 2004, we granted each of our three independent trustees 1,000 common shares of beneficial interest, par value $0.01 per share, valued at $14.79 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.           Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 11, 2004, our shareholders re-elected John L. Harrington and Gerard M. Martin as trustees (59,161,343 shares voted for and 729,232 shares withheld for Mr. Harrington and 58,985,563 shares voted for and 905,013 shares withheld for Mr. Martin).  The terms of office of Messrs. Harrington and Martin will extend until our annual meeting of shareholders in 2007.  Messrs. Frederick N. Zeytoonjian, Frank J. Bailey and Barry M. Portnoy continue to serve as trustees with terms of office expiring in 2005, 2006 and 2006, respectively.

Item 6.           Exhibits and Report on Form 8-K

(a)                                                          Exhibits:

10.1	Partial Termination and Amendment to Lease by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated April 19, 2004. (filed herewith.)

10.2

First Amendment to Amended and Restated Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated June 23, 2004.  (filed herewith.)

10.3

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of the Company and certain subsidiaries of the Company, dated October 25, 2002, relating to the Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated March 1, 2004, as amended. (filed herewith.)

10.4	Representative Indemnification Agreement. (filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith.)

(b)                                 Reports on Form 8-K:

During the second quarter of 2004, we filed or furnished the following Current Report on Form 8-K:

(i)                                                   Current Report on Form 8-K dated May 3, 2004, furnishing our press release containing our results of operations and financial condition for the quarter ended March 31, 2004 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 3, 2004

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: August 3, 2004