Form 10-Q
period 2004-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2004-10-28
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

Number of registrant’s common shares outstanding as of October 26, 2004:  63,495,909

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2004

References in this Quarterly Report on Form 10-Q to “the Company”, “we”, “us”, “our” and “Senior Housing” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.   Financial Information

Item 1     Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)

ASSETS
Real estate properties, at cost:
Land	$166,828	$162,512
Buildings and improvements	1,281,046	1,255,729
	1,447,874	1,418,241
Less accumulated depreciation	188,946	160,426
	1,258,928	1,257,815

Cash and cash equivalents	2,894	3,530
Restricted cash	5,183	10,108
Deferred financing fees, net	9,854	11,311
Other assets	23,314	21,336
Total assets	$1,300,173	$1,304,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$30,000	$102,000
Senior unsecured notes due 2012 and 2015, net of discount	393,734	393,612
Junior subordinated debentures due 2041	28,241	27,394
Secured debt and capital leases	26,299	31,817
Accrued interest	10,582	12,468
Other liabilities	12,781	8,903
Total liabilities	501,637	576,194

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 63,495,909 and 58,453,338 shares issued and outstanding, respectively	635	585
Additional paid-in capital	940,685	853,858
Cumulative net income	191,978	151,749
Cumulative distributions	(339,248)	(281,776)
Unrealized gain on investments	4,486	3,490
Total shareholders’ equity	798,536	727,906
Total liabilities and shareholders’ equity	$1,300,173	$1,304,100

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Rental income	$35,426	$31,805	$105,444	$93,647
Interest and other income	318	296	2,349	1,646
Total revenues	35,744	32,101	107,793	95,293

Expenses:
Interest	10,285	10,147	30,910	27,659
Depreciation	9,743	9,013	29,015	26,557
General and administrative	2,797	2,492	8,858	7,608
Total expenses	22,825	21,652	68,783	61,824

Income from continuing operations	12,919	10,449	39,010	33,469
Gain (loss) on sale of property	—	—	1,219	(1,160)
Net income	$12,919	$10,449	$40,229	$32,309

Weighted average shares outstanding	63,477	58,453	63,102	58,443

Basic and diluted earnings per share:
Income from continuing operations	$0.20	$0.18	$0.62	$0.57
Gain (loss) on sale of property	—	—	0.02	(.02)
Net income	$0.20	$0.18	$0.64	$0.55

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$40,229	$32,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29,015	26,557
Loss (gain) on sale of property	(1,219)	1,160
Amortization of deferred finance fees and debt discounts	1,579	1,508
Changes in assets and liabilities:
Restricted cash	(5)	105
Other assets	335	(3,715)
Accrued interest	(1,886)	369
Other liabilities	4,141	(2,962)
Cash provided by operating activities	72,189	55,331

Cash flows from investing activities:
Real estate acquisitions	(34,809)	(88,565)
Increase in security deposits	—	600
Proceeds from sale of real estate	5,900	288
Mortgage financing provided	—	(6,900)
Mortgage financing repaid by mortgagor	—	849
Cash used for investing activities	(28,909)	(93,728)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	86,144	—
Proceeds from issuance of senior notes, net of discount	—	149,709
Proceeds from borrowings on revolving bank credit facility	53,000	123,000
Repayments of borrowings on revolving bank credit facility	(125,000)	(180,000)
Repayment of debt	(588)	(59)
Deferred financing fees	—	(3,675)
Distributions to shareholders	(57,472)	(54,352)
Cash (used for) provided by financing activities	(43,916)	34,623

Increase (decrease) in cash and cash equivalents	(636)	(3,774)
Cash and cash equivalents at beginning of period	3,530	8,654
Cash and cash equivalents at end of period	$2,894	$4,880

Supplemental cash flow information:
Interest paid	$31,217	$23,703

Non-cash investing and financing activities:
Purchases of fixed assets with FF&E reserve	—	(2,086)
Issuance of common shares	733	215
Release of restricted cash to us	4,930	—
Repayment of debt with cash previously restricted	(4,930)	—

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three and nine months ended September 30, 2004 and 2003, was $775,000 and $736,000, and $2.4 million and $2.2 million, respectively.

Note 2.  Summary of New Accounting Pronouncement

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

Note 3.  Real Estate Properties

At September 30, 2004, we owned 150 properties located in 31 states.

During 2003, we agreed to sell to Five Star Quality Care, Inc., or Five Star, two nursing homes in Michigan that we leased to Five Star.  The purchase price for both properties is $10.5 million, the appraised value of the properties.  On April 19, 2004, we sold one of these properties to Five Star for $5.9 million and recognized a gain of $1.2 million.  The properties were leased on a combined basis with 66 other properties we lease to Five Star.  Under the terms of our lease with Five Star, upon the sale of each property, the annual rent payable under the combined lease is reduced by 10% of the net proceeds that we receive from the sale.  We expect the sale of the second property to occur in the fourth quarter of 2004.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development, or HUD, insured financing for its purchase. This sale may not close because of a failure of this condition or for some other reason.

In 2003, we evicted a nursing home tenant that had defaulted on its obligations to us.  Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to the Five Star lease of independent and assisted living facilities and nursing homes and to increase the annual rent by $180,000.  All other lease terms remained unchanged.

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

During 2004, pursuant to the terms of our leases with Five Star, we purchased $6.5 million of improvements made to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $646,000.

Note 4.  Unrealized Gain on Investments

On September 30, 2004, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on September 30, 2004 ($10.99 and $7.15 per share, respectively) and on the date they were acquired ($6.50 and $7.26 per share, respectively).

Note 5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003

Net income	$12,919	$10,449	$40,229	$32,309
Other comprehensive income:
Change in unrealized gain on investments	1,076	(37)	996	928
Comprehensive income	$13,995	$10,412	$41,225	$33,237

Note 6.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility.  Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon our payment of an extension fee.  The interest rate (3.1% at September 30, 2004) is LIBOR plus a spread.  As of September 30, 2004, $30.0 million was outstanding and $220.0 million was available under this facility.

As discussed in Note 3, we sold a property to Five Star on April 19, 2004.  Simultaneous with this sale, we repaid the $4.9 million mortgage note that was secured by this property using $4.9 million of our cash previously restricted for that purpose.

Note 7.  Shareholders’ Equity

On July 20, 2004, we paid a $0.31 per share, or $19.7 million, distribution to our common shareholders for the quarter ended June 30, 2004.  On October 4, 2004, we declared a distribution of $0.32 per share, or $20.3 million, to be paid to common shareholders of record on October 21, 2004.  We expect to pay this distribution on or about November 22, 2004.

Note 8.  Commitments and Contingencies

As more fully described in our 2003 Annual Report on Form 10-K, on April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH Corporation, or HEALTHSOUTH, be reformed to increase the rent payable to us under this lease, among other matters.  We have had settlement discussions with the new management of HEALTHSOUTH, but a final settlement was not achieved.  This litigation remains pending and no trial date has been set.  On October 26, 2004, we sent a notice of lease termination to HEALTHSOUTH.  Our lease with HEALTHSOUTH requires it to manage the properties for a transition period for a management fee.  A copy of our notice of lease termination is being filed as Exhibit 99.1 to this Report on Form 10-Q.  Through October 2004, HEALTHSOUTH has continued to pay monthly rent to us at the rate of $8.7 million per year, but we can not predict how HEALTHSOUTH may respond to the notice of lease termination.

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

On September 23, 2004, we agreed to purchase 35 independent and assisted living communities with resident capacity of 1,880 for $165.0 million from Five Star.  We made this commitment to support Five Star’s agreement to acquire LTA Holdings, Inc. (formerly known as LifeTrust America, Inc.), or LTA, a privately owned company that owns and operates senior living communities in the southeastern United States.  Simultaneous with our purchase of these properties, Five Star will lease them from us and the annual rent payable to us by Five Star for the 35 communities will be $14.9 million, plus a percentage of future revenue increases at these communities.  Substantially all of the revenues at these communities are paid by residents from their own resources.  We expect to fund this acquisition using cash on hand, borrowings under our unsecured revolving bank credit facility and by the assumption of $49.5 million of mortgage debt.  The mortgage debt is secured by some, but not all, of the properties.  The mortgage debt matures in 2012 and 2013 and has a weighted average annual interest cost of 6.75%.

Five Star’s acquisition of LTA and our commitment to the sale and lease transaction are contingent upon various conditions customary in multi-facility transactions, including approvals from lenders and licensing.  Nonetheless, we expect the closing of this transaction to occur during the fourth quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our 2003 Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

RESULTS OF OPERATIONS.

The following tables present an overview of our portfolio as of September 30, 2004 (dollars in thousands)

	# of Properties	# of Units/Beds	Investment: carrying value before depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(1)	36	10,412	$898,585	62.1%	$90,247	62.3%
Assisted living facilities	51	3,724	282,964	19.5%	29,099	20.1%
Skilled nursing facilities	61	6,433	222,772	15.4%	16,989	11.6%
Hospitals	2	364	43,553	3.0%	8,700	6.0%
Total	150	20,933	$1,447,874	100.0%	$145,035	100.0%

Tenant/Operator
Five Star/Sunrise (2)	31	7,307	$625,569	43.2%	$63,876	44.1%
Sunrise/Marriott (3)	14	4,091	325,473	22.5%	31,204	21.6%
Five Star	67	6,118	255,517	17.6%	18,324	12.6%
NewSeasons/IBC (4)	10	1,019	87,641	6.1%	9,287	6.4%
HEALTHSOUTH(5)	2	364	43,553	3.0%	8,700	6.0%
Alterra Healthcare	18	894	61,126	4.2%	7,225	5.0%
Genesis HealthCare	1	156	13,007	0.9%	1,522	1.0%
5 private companies (combined)	7	984	35,988	2.5%	4,897	3.3%
Total	150	20,933	$1,447,874	100.0%	$145,035	100.0%

Tenant Operating Statistics (Quarter Ended September 30) (6)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise (2)	1.0	x	1.0	x	90%	89%	85%	86%	11%	10%	4%	4%
Sunrise/Marriott (3)	1.2	x	1.2	x	91%	87%	82%	83%	14%	13%	4%	4%
Five Star (7)	2.2	x	1.6	x	89%	89%	31%	33%	22%	17%	47%	50%
NewSeasons/IBC(4) (7)	1.2	x	1.1	x	80%	80%	100%	100%	—	—	—	—
HEALTHSOUTH(8)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(7)	1.6	x	1.6	x	82%	85%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.9	x	1.6	x	97%	97%	22%	25%	33%	31%	45%	44%
5 private companies (combined)	2.2	x	2.2	x	85%	85%	25%	24%	19%	19%	56%	57%

Tenant Operating Statistics (Nine Months Ended September 30) (6)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise (2)	1.1	x	1.0	x	90%	90%	85%	86%	11%	10%	4%	4%
Sunrise/Marriott (3)	1.3	x	1.2	x	89%	87%	82%	83%	13%	13%	5%	4%
Five Star (7)	1.9	x	1.6	x	89%	90%	31%	33%	22%	17%	47%	50%
NewSeasons/IBC(4) (7)	1.1	x	1.1	x	79%	79%	100%	100%	—	—	—	—
HEALTHSOUTH(8)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(7)	1.6	x	1.6	x	82%	86%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.9	x	1.3	x	96%	97%	21%	23%	33%	34%	46%	43%
5 private companies (combined)	2.2	x	2.3	x	86%	86%	25%	23%	21%	19%	54%	58%

(1)                                  Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)                                  These 31 properties leased to Five Star Quality Care, Inc., or Five Star, are managed by Sunrise Senior Living, Inc., or Sunrise.  Sunrise does not guaranty our lease with Five Star.  Rent coverage is after non-subordinated management fees of $5.5 million and $14.6 million and $4.3 million and $12.7 million in the quarter and nine months ended September 30, 2004 and 2003, respectively.

(3)                                  Marriott International, Inc., or Marriott, guarantees the lease for the 14 properties leased to Sunrise.

(4)                                  Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons Assisted Living Communities, Inc., or NewSeasons.

(5)                                  Since April 2003, we have been in litigation with HEALTHSOUTH Corporation.  We are seeking that our lease with HEALTHSOUTH be reformed to increase the rent payable to us under this lease, among other matters.  We have had settlement discussions with the new management of HEALTHSOUTH, but a final settlement was not achieved.  This litigation remains pending and no trial date has been set.  On October 26, 2004, we sent a notice of lease termination to HEALTHSOUTH.  Our lease with HEALTHSOUTH requires it to manage the properties for a transition period for a management fee.  Through October 2004, HEALTHSOUTH has continued to pay monthly rent to us at the rate of $8.7 million per year, but we can not predict how HEALTHSOUTH may respond to the notice of lease termination.

(6)                                  All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods ending September 30, 2004, or the most recent prior period tenant operating results available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.  We have not independently verified our tenants’ operating data.

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

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Rental income for the three months ended September 30, 2004, was $35.4 million compared to rental income of $31.8 million for the three months ended September 30, 2003, an increase of $3.6 million, or 11.3%.  This increase is the result of our acquisition and lease of 12 properties since July 1, 2003.

Interest expense for the three months ended September 30, 2004, was $10.3 million compared to interest expense for the three months ended September 30, 2003, of $10.1 million, an increase of $200,000, or 2%.  The increase was caused by interest on increased amounts outstanding under our revolving bank credit facility during the three months ended September 30, 2004.

Depreciation expense for the three months ended September 30, 2004, was $9.7 million compared to depreciation expense for the three months ended September 30, 2003, of $9.0 million, an increase of $700,000, or 7.8%.  General and administrative expense for the three months ended September 30, 2004, was $2.8 million compared to general and administrative expense for the three months ended September 30, 2003, of $2.5 million, an increase of $300,000 or 12%.  These increases were primarily due to our investment in 12 properties since July 1, 2003.

Net income was $12.9 million, or $0.20 per share, for the three months ended September 30, 2004, compared to $10.4 million, or $0.18 per share, for the three months ended September 30, 2003, an increase of $2.5 million, or $0.02 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions since July 1, 2003 and the 5.0 million share increase in the weighted average number of shares outstanding between the 2004 and 2003 periods which resulted from our issuance of common shares in January 2004.

Nine months Ended September 30, 2004, Compared to Nine months Ended September 30, 2003

Rental income for the nine months ended September 30, 2004, was $105.4 million compared to rental income of $93.6 million for the nine months ended September 30, 2003, an increase of $11.8 million, or 12.6%.  This increase is the result of our acquisition and lease of 33 properties since January 1, 2003.

Interest and other income increased to $2.3 million in the nine months ended September 30, 2004, compared to $1.6 million in the nine months ended September 30, 2003, an increase of $700,000, or 43.8%.  For the nine months ended September 30, 2004, it includes the $1.25 million settlement payment we received from Marriott in January 2004; for the nine months ended September 30, 2003, it includes $750,000 of proceeds from the sale of a mortgage note.

Interest expense for the nine months ended September 30, 2004, was $30.9 million compared to interest expense for the nine months ended September 30, 2003, of $27.7 million, an increase of $3.2 million, or 11.6%.  The increase was caused by our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003 and by interest on increased amounts outstanding under our revolving bank credit facility during the nine months ended September 30, 2004.

Depreciation expense for the nine months ended September 30, 2004, was $29.0 million compared to depreciation expense for the nine months ended September 30, 2003, of $26.6 million, an increase of $2.4 million, or 9.0%.  General and administrative expense for the nine months ended September 30, 2004, was $8.9 million compared to general and administrative expense for the nine months ended September 30, 2003, of $7.6 million, an increase of $1.3 million or 17.1%.  These increases were primarily due to our investment in 33 properties since January 1, 2003.  During the nine months ended September 30, 2004, we incurred $775,000 of due diligence costs in connection with a failed potential acquisition.

Income from continuing operations was $39.0 million, or $0.62 per share, for the nine months ended September 30, 2004 compared to $33.5 million, or $0.57 per share, for the nine months ended September 30, 2003, an increase of $5.5 million, or $0.05 per share.  Net income was $40.2 million, or $0.64 per share, for the nine months ended September 30, 2004, compared to $32.3 million, or $0.55 per share, for the nine months ended September 30, 2003, an increase of $7.9 million, or $0.09 per share.  These changes are primarily the result of the changes described above in revenues and expenses resulting from our acquisitions since January 1, 2003, our sale of two properties, our debt issuance in April 2003 and the 4.7 million share increase in the weighted average number of shares outstanding between the 2004 and 2003 periods which resulted from our sale of our common shares in January 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our properties.  We receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distributions payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need to pay operating expenses and our desire to make distributions, we maintain a revolving bank credit facility with a group of commercial banks.  Our revolving bank credit facility matures in November 2005, but we may extend it to November 2006 upon payment of an extension fee.  The revolving bank credit facility permits us to borrow up to $250.0 million and includes a feature under which we may expand the maximum borrowing to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity.  No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a margin.

In January 2004, we issued five million of our common shares in a public offering.  We used the net proceeds of $86.1 million to repay borrowings outstanding on our revolving bank credit facility.

In April 2004, we sold one of our nursing home properties for $5.9 million.  We used the proceeds to repay borrowings outstanding on our revolving bank credit facility and for general business purposes.

In June 2004, we purchased for $3.6 million the land under one of our properties that we previously leased.  During 2004, we purchased $6.5 million of improvements made to some of our properties.  We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

On September 23, 2004, we agreed to purchase 35 assisted living properties from Five Star for $165.0 million.  This purchase may be partially funded by our assumption of $49.5 million of mortgage debt; and we expect to pay the balance of this purchase price with cash on hand and borrowings under our revolving bank credit facility.

At September 30, 2004, we had $2.9 million of cash and cash equivalents and $220.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties, including the communities we have committed to purchase from Five Star for $165.0 million.

When significant amounts are outstanding on our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of September 30, 2004, we had $1.6 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On July 20, 2004, we paid a $0.31 per share, or $19.7 million, distribution to our common shareholders for the quarter ended June 30, 2004.  On October 4, 2004, we declared a distribution of $0.32 per common share with respect to our 2004 third quarter results.  We plan to pay this distribution to shareholders on or about November 22, 2004, using cash on hand and borrowings under our revolving bank credit facility.

As of September 30, 2004, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5years	More than 5 years
Long-Term Debt Obligations(1)	$442,111	$4,170	$—	$—	$437,941
Capital Lease Obligations	7,429	836	1,870	2,072	2,651
Ground Lease Obligations	3,278	142	284	284	2,568
Purchase Obligations (2)	165,000	165,000	—	—	—
Total	$617,818	$170,148	$2,154	$2,356	$443,160

(1)                                  Our term debt maturities are as follows:  $4.2 million in 2005; $245.0 million in 2012; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

(2)                                  We expect to assume $49.5 million of mortgage debt in connection with this purchase obligation.

Debt Covenants

Our principal debt obligations at September 30, 2004, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of September 30, 2004, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt or junior subordinated debentures indenture would be a default under our revolving bank credit facility.

At September 30, 2004, we had no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Related Party Transactions

On April 19, 2004, we sold one of two properties that we had agreed to sell to Five Star for net proceeds of $5.9 million and recognized a gain of $1.2 million.  The sale of the second property is expected to occur in the fourth quarter of 2004, but remains contingent upon Five Star obtaining HUD insured financing for its purchase.  Under the terms of our lease with Five Star, the annual rent payable to us was, and will be, reduced by 10% of the net proceeds we have received, or may receive, from these sales.

In 2003, we evicted a nursing home tenant that had defaulted on its obligations to us.  Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to the Five Star lease for other facilities and to increase the annual rent by $180,000.  All other lease terms remained unchanged.

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

During 2004, pursuant to the terms of our leases with Five Star, we purchased $6.5 million of improvements made to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $646,000.

On September 23, 2004, we agreed to purchase 35 independent and assisted living communities with resident capacity of 1,880 for $165.0 million from Five Star.  We made this commitment to support Five Star’s agreement to acquire LTA, a privately owned company that owns and operates senior living communities in the southeastern United States.  Simultaneous with our purchase of these properties, Five Star will lease them from us and the annual rent payable to us by Five Star for the 35 communities will be $14.9 million, plus a percentage of future revenue increases at these communities.  Five Star’s acquisition of LTA and our commitment to the sale and lease transaction are contingent upon conditions customary in multi-facility transactions, including lender approvals and licensing.  Nonetheless, we expect the closing of this transaction to occur during the fourth quarter of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring and using available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we may manage this exposure in the future.

Our unsecured revolving bank credit facility requires interest at floating rates and matures in November 2005.  At September 30, 2004, we had $30.0 million outstanding and $220.0 million available for borrowing under our revolving bank credit facility.  We may make repayments under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility require interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $30.0 million at September 30, 2004, was 3.1% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at September 30, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2004	3.1%	$30,000	$930
10% reduction	2.8%	$30,000	$840
10% increase	3.4%	$30,000	$1,020

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•                                          WE EXPECT TO COMPLETE A PURCHASE AND LEASE TRANSACTION FOR 35 PROPERTIES IN CONNECTION WITH FIVE STAR’S ACQUISITION OF LTA.  HOWEVER, FIVE STAR’S ACQUISITION OF LTA IS SUBJECT TO VARIOUS CONDITIONS, INCLUDING THIRD PARTY LENDER CONSENTS AND LICENSES.  IF THIS ACQUISITION DOES NOT OCCUR, WE WILL NOT BE ABLE TO PROCEED WITH THE PURCHASE AND LEASE TRANSACTION.  ALSO, DURING DOCUMENTATION OF LARGE MULTI-FACILITY TRANSACTIONS SUCH AS FIVE STAR’S ACQUISITION OF LTA AND OUR PURCHASE AND LEASE OF SOME OF THE LTA FACILITIES, THE CONCERNED PARTIES OFTEN MODIFY TERMS, AND THE FINAL TERMS OF OUR PURCHASE AND LEASE TRANSACTION WITH FIVE STAR, IF IT OCCURS, MAY BE DIFFERENT THAN THE TERMS SET FORTH IN THIS FORM 10-Q.

•                                          AS NOTED IN THIS FORM 10-Q, WE ARE CURRENTLY INVOLVED IN LITIGATION WITH HEALTHSOUTH CONCERNING THE AMOUNT OF RENT PAYABLE TO US, OUR SETTLEMENT DISCUSSIONS WITH HEALTHSOUTH HAVE TERMINATED, WE HAVE SENT HEALTHSOUTH A LEASE TERMINATION NOTICE AND HEALTHSOUTH HAS CONTINUED TO PAY OUR RENT THROUGH THE DATE OF THE NOTICE OF LEASE TERMINATION AT A DISPUTED AMOUNT.  THE FORWARD LOOKING IMPLICATIONS OF THESE STATEMENTS MAY BE THAT OUR RENT MAY INCREASE, THAT HEALTHSOUTH WILL MANAGE THE PROPERTIES FOLLOWING THE LEASE TERMINATION, THAT WE MAY BE ABLE TO LEASE THESE PROPERTIES FOR HIGHER RENT OR THAT HEALTHSOUTH MAY CONTINUE TO PAY OUR RENT AT THE CURRENT RATE.  WE CANNOT PREDICT HOW HEALTHSOUTH MAY REACT TO OUR RECENT NOTICE OF LEASE TERMINATION.  DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY RESULT IN CONCLUSIONS THAT ARE DIFFERENT FROM ANY OF THESE IMPLICATIONS.

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

PART II.                Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2004, pursuant to our incentive share award plan, our officers and certain employees of our investment manager, Reit Management & Research LLC, received grants totaling 24,000 common shares valued at $17.77 per share, the closing price of the our common shares on the New York Stock Exchange on September 15, 2004.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 5.    Other Information

As more fully described in our 2003 Annual Report on Form 10-K, on April 16, 2003, we filed a complaint in the Land Court of the Commonwealth of Massachusetts, seeking that our lease with HEALTHSOUTH Corporation, or HEALTHSOUTH, be reformed to increase the rent payable to us under this lease, among other matters.  We have had settlement discussions with the new management of HEALTHSOUTH, but a final settlement was not achieved.  This litigation remains pending and no trial date has been set.  On October 26, 2004, we sent a notice of lease termination to HEALTHSOUTH.  Our lease with HEALTHSOUTH requires it to manage the properties for a transition period for a management fee.  A copy of our notice of lease termination is being filed as Exhibit 99.1 to this Report on Form 10-Q.  Through October 2004, HEALTHSOUTH has continued to pay monthly rent to us at the rate of $8.7 million per year, but we can not predict how HEALTHSOUTH may respond to the notice of lease termination.

Item 6.    Exhibits

10.1

Letter Agreement among the Company, Five Star and FVE Acquisition Inc., dated September 23, 2004, regarding FVE Acquisition Inc.'s merger with LTA Holdings, Inc. (incorporated by reference to the Company’s Current Report on 8–K dated September 23, 2004.)

10.2	Letter Agreement between the Company and LTA Holdings, Inc., dated September 23, 2004. (filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a–14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a–14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a–14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a–14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. (furnished herewith.)

99.1	Notice of Termination of Lease, dated October 26, 2004 (filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: October 28, 2004

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
Dated: October 28, 2004