Form 10-K
period 2004-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2005-03-09
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting shares of the registrant held by non-affiliates was $901.0 million based on the $16.79 closing price per common share on the New York Stock Exchange on June 30, 2004.  For purposes of this calculation, 9,660,738 common shares of beneficial interest, $0.01 par value, held by HRPT Properties Trust and an aggregate of 165,649 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 3, 2005: 68,495,908.

In this Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•                  WE BELIEVE THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US.  HOWEVER, FIVE STAR MAY EXPERIENCE FINANCIAL OR OTHER DIFFICULTIES AS A RESULT OF A NUMBER OF THINGS, INCLUDING, BUT NOT LIMITED TO:

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS;

•                  EXTENSIVE REGULATION OF THE HEALTH CARE INDUSTRY;

•                  SUNRISE SENIOR LIVING, INC.’S INABILITY TO PROFITABLY OPERATE THE 30 COMMUNITIES MANAGED FOR FIVE STAR’S ACCOUNT; AND

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR’S COST INCREASES.

IF FIVE STAR’S OPERATIONS BECOME CONSISTENTLY UNPROFITABLE, IT COULD ADVERSELY AFFECT FIVE STAR’S ABILITY TO PAY OUR RENTS.

•                  WE ARE CURRENTLY INVOLVED IN LITIGATION WITH HEALTHSOUTH CORPORATION, OR HEALTHSOUTH.  WE HAVE SENT HEALTHSOUTH A LEASE TERMINATION NOTICE AND HEALTHSOUTH HAS DISPUTED THE LEASE TERMINATION AND CONTINUED TO PAY US MONTHLY AMOUNTS EQUAL TO THE DISPUTED AMOUNTS DUE UNDER THE TERMINATED LEASE.  WE CANNOT PREDICT HOW OR WHEN OUR DISPUTES WITH HEALTHSOUTH WILL BE RESOLVED.  DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY CREATE RESULTS THAT ARE DIFFERENT FROM ANY IMPLICATIONS HEREIN.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SENIOR HOUSING PROPERTIES TRUST
2004 FORM 10-K ANNUAL REPORT

Table of Contents

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Shares, Related Shareholder Matters and Issuer Purchases of Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

*            Incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 10, 2005.

PART I

Item 1.  Business

The Company.

We are a real estate investment trust, or REIT, which was organized under the laws of the state of Maryland in 1998 to continue the senior housing real estate business of HRPT Properties Trust, or HRPT, our former parent.  As of December 31, 2004, we owned 181 properties located in 32 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.6 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

We believe that the aging of the United States population will increase demand for existing senior apartments, independent living properties, assisted living properties and nursing homes and encourage development of new properties.  Our business plan is to profit from this demand by purchasing additional properties and leasing them at initial rents that are greater than our costs of capital and by structuring leases that provide for periodic rental increases.

Our present business plan contemplates investments in age restricted apartment buildings, independent living properties, assisted living properties and nursing homes.  Some properties combine more than one type of service in a single building or campus.  Our investment, financing and disposition policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

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

Independent Living Properties.  Independent living properties, or congregate care communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence.  Unlike a senior apartment property, an independent living property usually bundles several services as part of a regular monthly charge.  For example, one or two meals per day in a central dining room, weekly maid service or a social director may be included in the base charge.  Additional services are generally available from staff employees on a fee for service basis.  In some independent living properties, separate parts of the property are dedicated to assisted living or nursing services.

Assisted Living Properties.  Assisted living properties are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens.  Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living such as dressing and bathing.  Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units.  A typical purpose built nursing home includes mostly two bed rooms with a separate bathroom in each room and shared dining and bathing facilities.  Some private rooms are often available for those residents who can afford to pay higher rates or for residents whose medical conditions require segregation.  Nursing homes are staffed by licensed nursing professionals 24 hours per day.

Hospitals.  We currently own two rehabilitation hospitals.  These hospitals were acquired in a property exchange transaction for nursing homes which we previously owned and leased to HealthSouth Corporation, or HealthSouth.  HealthSouth decided to cease operating the nursing homes and we exchanged the nursing homes for the hospitals that HealthSouth continues to operate.

Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  To date we have not made any such investments, but we may again explore such alternative investments.

Tenants.

Each of our properties is included in one of 12 separate leases.  The following chart presents a summary of these leases as of December 31, 2004 (dollars in thousands).  This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties (units/beds)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. /Sunrise Senior Living, Inc.(1)	31 (7,307)	$626,761	$581,200	$63,993	12/31/17	1 for 10 years. 1 for 5 years.
Five Star Quality Care, Inc.	98 (7,731)	407,304	362,589	31,841	12/31/20	1 for 15 years.
Sunrise Senior Living, Inc. /Marriott International, Inc.(2)	14 (4,091)	325,473	248,561	31,197	12/31/13	4 for 5 years each.
NewSeasons Assisted Living Communities, Inc./Independence Blue Cross(3)	10 (1,019)	87,641	85,585	9,287	4/30/17	2 for 15 years each.
HealthSouth Corporation(4)	2 (364)	43,553	34,549	8,700	12/31/11	2 for 10 years each.
Alterra Healthcare Corporation	18 (894)	61,126	58,180	7,136	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1 (156)	13,007	10,299	1,522	12/31/06	2 for 10 years each. 1 for 5 years.
ABE Briarwood Corp. (formerly Integrated Health Services, Inc.)	1 (140)	15,598	6,468	1,244	12/31/10	3 for 10 years each.
HealthQuest, Inc.	3 (361)	7,589	5,099	1,075	1/31/13	2 for 10 years each.
Covenant Care, Inc.	1 (180)	3,503	2,401	984	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,488	961	12/31/15	1 for 10 years.
The MacIntosh Company	1 (200)	4,204	3,301	700	6/30/19	1 for 10 years.
	181 (22,546)	$1,600,952	$1,401,720	$158,640

(1)           These properties are leased to Five Star Quality Care, Inc., or Five Star.  Senior living operations at one of these properties (111 living units) have been terminated by mutual agreement of us, Five Star and Sunrise Senior Living, Inc., or Sunrise.  We and Five Star are currently considering the future use or disposition of this property while Five Star continues to pay all rent due for the property.  The remaining 30 properties are managed for Five Star by Sunrise.

(2)           These properties are leased to Sunrise; this lease is guaranteed by Marriott International, Inc., or Marriott.

(3)           This lease is guaranteed by Independence Blue Cross, a Pennsylvania health insurance company.

(4)           As discussed further in “Item 3. Legal Proceedings”, we terminated our lease with HealthSouth for these hospitals on October 26, 2004.  The termination of the lease is one of the subjects of litigation between us and HealthSouth.   The post-termination provisions of the lease require HealthSouth to manage the hospitals for our account for a management fee and remit the net cash flow to us.  Since October 26, 2004, HealthSouth has continued to pay to us a disputed rent amount, which we have applied against the net cash flow due to us.

Sunrise Senior Living, Inc.  Until 2003, Marriott Senior Living Services, Inc., or MSLS, was the operator of properties leased under two of our leases:  (i) 14 properties leased to MSLS until 2013 for annual rent of $31.2 million; and (ii) 31 properties leased to Five Star until 2017 for annual rent of $64.0 million.  In March 2003, Marriott, sold MSLS to Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS.  SLS is a 100% owned subsidiary of Sunrise.  Marriott continues to guaranty the lease for the 14 properties.  Neither Sunrise nor Marriott has guaranteed Five Star’s lease for the properties managed by SLS for Five Star.

The following table presents summary financial information reported by Marriott in its Annual Report on Form 10-K for its 2004 and 2003 fiscal years:

Summary Financial Information of Marriott International, Inc.
(in millions)

	As of or for the year ended
	December 31, 2004	January 2, 2004	January 3, 2003
Sales	$10,099	$9,014	$8,415
Net income	596	502	277
Total assets	8,668	8,177	8,296
Long-term debt	836	1,391	1,553
Shareholders’ equity	4,081	3,838	3,573

At the time of this report, Sunrise has not filed its Annual Report on Form 10-K for the year ended December 31, 2004.  Therefore, summary audited financial information regarding Sunrise is not now available.  We expect to furnish such information by an amendment to this Annual Report on Form 10-K when such information becomes available to us.

Five Star.  We lease 31 senior living communities to Five Star until 2017 for annual rent of $64.0 million.  Additional rent to be paid to us is 4% of the increase in revenues at these properties beginning in 2006.  As discussed above, 30 of these communities are managed by SLS.  Neither Marriott nor Sunrise has guaranteed the lease for these 31 properties.  Five Star has advised us that the financial results of operations of these properties managed by SLS have declined from Marriott’s historical results and become more volatile.  During some periods, the cash flows which Five Star has realized from the operations of these properties has been less than the rent which Five Star is contractually obligated to pay us.  Five Star continues to work with SLS to improve the financial results of these operations, and we continue to monitor their discussions.

In March 2004, we combined two other leases that we had with Five Star.  In November 2004, 11 properties were added to the combined lease, and we entered into two additional leases, on material terms substantially similar to the combined lease, covering 16 and 4 properties, respectively.  These properties are secured by mortgages, and the leases provide that upon the repayment of the mortgaged debt, the properties will be added to the combined lease.  For the purposes of this Annual Report on Form 10-K, we discuss these two leases as part of the combined lease.  At December 31, 2004, this combined lease included 98 senior living properties consisting of 53 nursing homes and 45 independent and assisted living properties leased until 2020 for annual rent of $31.8 million.  Additional rent to be paid to us is 4% of the increase in revenues at these properties beginning in 2007 for the 31 properties added to the combined lease in November 2004 and in 2006 for the remaining properties.  These 98 properties are operated by Five Star.

Five Star was formerly our 100% owned subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted on their leases.  We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001.  Today, Five Star is a separate company listed on the American Stock Exchange under the symbol “FVE” and our most important tenant.  Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable, although in its September 30, 2004 Quarterly Report on Form 10-Q, Five Star reported that it was profitable for the nine months ended September 30,

2004.  We believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us.

As of the time of this report, Five Star, which for 2004 was not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, has not filed its Annual Report on Form 10-K.  Therefore, summary audited financial information regarding Five Star is not now available.  We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

NewSeasons Assisted Living Communities, Inc.  We lease 10 assisted living properties to NewSeasons Assisted Living Communities, Inc., or NewSeasons, until 2017, plus renewal options.  The rent payable to us will average approximately $9.3 million per year during the initial lease term, although it is currently $8.0 million per year and will increase at agreed times during the lease term.  Substantially all of the revenues at these properties are paid by residents from their private resources.  NewSeasons is a subsidiary of Independence Blue Cross, or IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $9.1 billion in 2003.  IBC has guaranteed NewSeasons’ rent to us.

HealthSouth.  We own two rehabilitation hospitals that we leased to HealthSouth for annual rent of $8.7 million.  Since 2003, we have been in litigation with HealthSouth seeking, among other matters, to increase the rent payable to us.  In October 2004, we terminated our lease with HealthSouth for default because HealthSouth failed to deliver to us accurate and timely financial information as required.  HealthSouth has disputed our lease termination, but was denied a preliminary injunction to prevent termination.  We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003.  We have also begun work to identify and qualify a new tenant operator for the hospitals.  Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.  For more information about this litigation, see “Item 3.  Legal Proceedings” below.

Alterra Healthcare Corporation.  We lease 18 assisted living properties to a subsidiary of Alterra Healthcare Corporation, or Alterra, until 2017, plus renewal options.  The base rent payable to us under this lease is $7.0 million per year.  Additional rent is based upon increases in the revenues at these properties.  A majority of the revenues at these Alterra operated properties are paid by residents from their private resources.  Alterra has guaranteed the rent payable to us.  Alterra is a privately owned company.  As of March 3, 2005, this tenant is current on its rent obligations to us.

Genesis HealthCare Corporation.  We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, for $1.5 million of annual rent until 2006, plus renewal options.  Genesis has guaranteed the rent payable to us under this lease.  We also hold a cash security deposit of $235,000 to secure payment of this rent.  Genesis is a public company listed on the NASDAQ under the symbol “GHCI”.  As of March 3, 2005, this tenant is current on its rent obligations to us.

ABE Briarwood Corp.(formerly Integrated Health Services, Inc.).  We lease one skilled nursing facility to a former subsidiary of Integrated Health Services, Inc., or Integrated Health, until 2010, plus renewal options.  The stock of subsidiaries of Integrated Health, which included our tenant, was acquired by ABE Briarwood Corp., a private company, in 2003.  Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc.  Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc. and secured by a cash security deposit of $600,000.  As of March 3, 2005, this tenant is current on its rent obligations to us.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company, until 2013, plus a renewal option.  The lease is guaranteed by the sole shareholder of HealthQuest, Inc.  As of March 3, 2005, this tenant is current on its rent obligations to us.

Covenant Care, Inc.  We lease one skilled nursing facility in Fresno, California to Covenant Care California, Inc. until 2015, plus a renewal option.  The lease is guaranteed by our tenant’s parent company, Covenant Care, Inc., a privately owned company, and secured by a cash security deposit of $900,000.  As of March 3, 2005, this tenant is current on its rent obligations to us.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, Washington to Evergreen Washington Healthcare Seattle, LLC.  During 2004, this tenant exercised one of its renewal options, extending the lease until 2015, and has one renewal option remaining.  This lease is guaranteed by our tenant’s parent company, Evergreen Washington Healthcare, LLC, a privately owned company, and secured by a cash security deposit of $385,000.  As of March 3, 2005, this tenant is current on its rent obligations to us.

The MacIntosh Company.  We lease one skilled nursing facility in Grove City, Ohio to The MacIntosh Company, a privately owned company, until 2019 plus a renewal option.  This lease is guaranteed by a management company affiliate of our tenant and by the former and current majority shareholders of the tenant and the management company, which are privately owned.  As of March 3, 2005, this tenant is current on its rent obligations to us.

Lease Terms.

Our leases are so-called “triple net” leases which require the tenants generally to indemnify us from liability which may arise by reason of our ownership of the properties.  Our lease terms generally require our tenants to maintain the leased properties, at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance policies.  In the event of partial damage, condemnation or taking, our tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and the tenants are required to pay any difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investment in that property.

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

•      the use and size of the property;

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

Mergers and Strategic Combinations.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies and we may again explore such possibilities in the future.

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

During 2004 and 2003, we sold two nursing homes which had been leased to Five Star.  One was sold to an unaffiliated party and one was sold to Five Star.  As a result of these sales, Five Star’s rent for the combination of leased properties which included these properties was reduced by a percentage of the net proceeds of sale which we realized.  We have agreed to sell one additional nursing home to Five Star.  We expect the sale of this property to occur during the first half of 2005, however, this sale is conditioned upon Five Star obtaining Department of Housing and Urban Development insured financing for its purchase.  We are also considering with Five Star whether to sell one assisted living property which is leased to Five Star and was managed by Sunrise; with our consent, Five Star and Sunrise closed the facility because its historical operations were not economically viable.

Financing Policies.

There are no limitations in our organizational documents on the amount of indebtedness we may incur.  Our revolving bank credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth.  However, our board of trustees may seek to amend these covenants or seek replacement financings with less restrictive covenants.  Decisions to seek changes in the financial covenants which currently restrict our debt leverage will be made based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

Our board of trustees may determine to obtain replacements for our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods.  To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis.  We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares.  We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees.  RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees.  RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 928-1300.  RMR acts as manager to HRPT, a New York Stock Exchange, or NYSE, listed real estate company which owns office buildings and is the holder of 8,660,738 of our common shares.  In addition, RMR has an agreement to provide certain shared services to Five Star, and RMR has other business interests.  The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer; and Adam D. Portnoy, Vice President.  Messrs. Hegarty and Hoadley are also our officers.  Other officers of RMR also serve as officers of other companies to which RMR provides management or other services, including Five Star and HRPT.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 3, 2005, RMR had approximately 400 full-time employees.

Government Regulation and Reimbursement.

Our tenants’ operations of our properties must comply with numerous federal, state and local statutes and regulations.  Also, the healthcare industry depends significantly upon federal and state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

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

Independent Living Communities.  Government benefits generally are not available for services at independent living communities and the resident charges in these communities are paid from private resources.  However, a number of Federal Supplemental Security Income program benefits pay housing costs for elderly or disabled residents to live in these types of residential communities.  The Social Security Act requires states to certify that they will establish and enforce standards for any category of group living arrangement in which a significant number of supplemental security income residents reside or are likely to reside.  Categories of living arrangements that may be subject to these state standards include independent living communities and assisted living communities.  Because independent living communities usually offer common dining facilities, in many locations they are required to obtain licenses applicable to food service establishments in addition to complying with land use and life safety requirements.  In many states, independent living communities are licensed by state or county health departments, social service agencies, or offices on aging with jurisdiction over group residential communities for seniors.  To the extent that independent living communities include units in which assisted living or nursing services are provided, these units are subject to applicable state licensing regulations, and if the communities receive Medicaid or Medicare funds, to certification standards.  In some states, insurance or consumer protection agencies regulate independent living communities in which residents pay entrance fees or prepay for services.

Assisted Living.  According to the National Academy for State Health Policy, a majority of states provide or are approved to provide Medicaid payments for residents in some assisted living communities under waivers granted by the Federal Centers for Medicare and Medicaid Services, or CMS, or under Medicaid state plans, and certain other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living demonstration projects.  Because rates paid to assisted living community operators are generally lower than rates paid to nursing home operators, some states use Medicaid funding of assisted living as a means of lowering the cost of services for residents who may not need the higher intensity of health related services provided in nursing homes.  States that administer Medicaid programs for assisted living communities are responsible for monitoring the services at, and physical conditions of, the participating communities.  Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the concerned states’ inspection processes for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living communities and the growth of assisted living in recent years, a majority of states have adopted licensing standards applicable to assisted living communities.  A majority of states have licensing statutes or standards specifically using the term “assisted living” and have requirements for communities servicing people with Alzheimer’s disease or dementia.  The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations.  State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living communities.  Most state licensing standards apply to assisted living communities whether or not they accept Medicaid funding.  Also, according to the National Academy for State Health Policy, a few states require certificates of need from state health planning authorities before new assisted living communities may be developed.  Based on our analysis of current economic and regulatory trends, we believe that assisted living communities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs.  We also believe that assisted living communities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living communities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

The US. Department of Health and Human Services, the Government Accountability Office, and the Senate Special Committee on Aging have recently studied and reported on the development of assisted living and its role in the continuum of long-term care and as an alternative to nursing homes.  In 2003, the Government Accountability Office recommended that CMS strengthen its oversight of state Medicaid waiver programs and state quality assurance programs.  Also in 2003, a working group of assisted living providers, consumers, and regulatory organizations made recommendations to the Senate Special Committee on Aging on a range of subjects, including staffing, funding and regulation of assisted living.  We cannot predict whether these studies and reports will result in governmental policy changes or new legislation, or what impact any changes may have.  Based upon our analysis of current economic and regulatory trends, we do not believe that the federal government is likely to have a material impact upon the current regulatory environment in which the assisted living industry operates unless it also undertakes expanded funding obligations, and we do not believe a materially increased financial commitment from the federal government is presently likely.  However, we do anticipate that assisted living communities will increasingly be licensed and regulated by the various states, and that, in the absence of federal standards, the states’ policies will continue to vary widely.

Nursing homes.

Reimbursement.  About 61% of all nursing home revenues in the U.S.  in 2003 came from publicly funded programs, including about 46% from Medicaid programs and 12% from the Medicare program.  Nursing homes are among the most highly regulated businesses in the country.  The federal and state governments regularly monitor the quality of care provided at nursing homes.  State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties.  These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements.  These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements.  A Medicare prospective payment system, or PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998.  Under PPS, capital costs are part of the prospective rate and are not facility specific.  PPS and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home services.  At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these communities more rigorous.  These actions have adversely affected the revenues and increased the expenses of many nursing home operators, including our tenants.

PPS was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities.  Before PPS, Medicare rates were facility specific and cost based.  Under PPS, skilled nursing facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries.  Each resident is assigned to one of 44 care groups depending on that resident’s medical characteristics and service needs.  Per diem payment rates are based on these care groups.  Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies.  PPS is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently.  During the three year phase in period, Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the PPS.  According to the Government Accountability Office, between fiscal year 1998 and fiscal year 1999, the first full year of the PPS phase in, the average Medicare payment per day declined by about 9%.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20% and allowed nursing facilities to transition more rapidly to the then new federal payment system.  This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B.  In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved.  Effective April 1, 2001, to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.7%.  This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, maintained the previously temporary 20% increase in the other care group rates established in 1999 and extended the moratorium on some therapy reimbursement rate caps through 2002.  However, as of October 1, 2002, the 4% across the board increase in Medicare payment rates and the 16.7% increase in the nursing component of the rates expired.  Effective October 1, 2003, CMS increased the annual inflation update to skilled nursing facility rates by 3% per year, and added an additional 3.3% for the year beginning October 1, 2003, to account for inflation underestimates in prior years.  The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined, currently anticipated to be effective October 1, 2005, for fiscal year 2006.  Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 set a new moratorium on implementation of some therapy reimbursement rate caps through 2005.

Because of the current federal budget deficit and other federal government priorities, such as homeland security and the war on terrorism, we do not expect the federal government to fully restore the Medicare rate increases which expired on October 1, 2002.  Similarly, because of revenue shortfalls, budget deficits and cost containment measures in numerous states, we expect Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2005 and in some instances Medicaid rates may decline.  This combination of events may make it increasingly difficult for some of our tenants to pay our rent.

Survey and Enforcement.  CMS has undertaken an initiative to increase the effectiveness of Medicare and Medicaid nursing home survey and enforcement activities.  CMS’ initiative follows a July 1998 Government Accountability Office investigation which found inadequate care in a significant proportion of California nursing homes and CMS’ July 1998 report to Congress on the effectiveness of the survey and enforcement system.  In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the Government Accountability Office issued reports in 1999, 2000, 2002, 2003 and 2004 which recommended that CMS and the states strengthen their compliance and enforcement practices, including federal oversight of state actions, to better ensure that nursing homes provide adequate care.  Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues.  CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance.  CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently.  In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance.  Medicare survey results and nursing staff hours per resident for each nursing home are posted on the

Medicare website at www.medicare.gov.  CMS plans to post fire safety survey results and sprinkler status of nursing homes on the Medicare website in 2005.  When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed.  Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them.  If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our tenants’ abilities to pay their rents.

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

Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased.  In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities to assist them in developing voluntary compliance programs to prevent fraud and abuse.  Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and took effect in 2003, with civil and criminal sanctions for noncompliance.  An adverse determination concerning our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect these tenants’ abilities to pay our rent.

Certificates Of Need.  Most states limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built.  Also, states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program.  We believe that these governmental limitations generally make nursing homes more valuable by limiting competition.

Other Matters.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare beneficiaries may receive prescription drug benefits beginning in 2006 by enrolling in private health plans or managed care organizations, or if they remain in traditional Medicare, by enrolling in stand-alone prescription drug plans.  A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress and are being considered by some state governments, such as programs for national health insurance, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional Medicare and Medicaid reforms and federal and state cost containment measures.  In connection with recent fiscal pressures on state governments, legislation and regulation to reduce Medicaid nursing home payment rates in some states are possible in the future.  We cannot predict whether any of these legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business or our tenants’ ability to pay rent.

Competition.

We compete with other real estate investment trusts.  We also compete with banks, non-bank finance companies, leasing companies and insurance companies which invest in real estate.  Some of these competitors have resources that are greater than ours and have lower costs of capital.

Environmental Matters.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with hazardous substances at our properties.  We reviewed environmental conditions surveys of the facilities we own prior to their purchase.  Based upon those surveys we do not believe that any of our properties are subject to material environmental liabilities.  However, no assurances can be given that environmental conditions for which we may be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website.

Our internet website address is www.snhreit.com.  Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, MA  02458 or at our website.  We make available, free of charge, on our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website.  Our board also provides a process for security holders to send communications to the entire board.  Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  The American Jobs Creation Act of 2004 (the “2004 Act”), which President Bush signed into law in October of 2004, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1999.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2004 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  For our 2005 taxable year and beyond, the 2004 Act provides certain relief provision under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months.  Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2004, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The 2004 Act provides that, for our 2005 taxable year and beyond, we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.

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

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below.  Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

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

As of January 1, 2001, we acquired 100% ownership of several formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001.  These elections were revoked early in taxable year 2002, in connection with our spin-off of Five Star and our associated diminished ownership of these subsidiaries.  We have received an opinion of counsel that it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001, until the revocation of the taxable REIT subsidiary elections.  We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued.  If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code as of January 1, 2001 because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries.  As our qualified REIT subsidiaries, the gross income from the subsidiaries’ healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below.  However, we took steps to qualify for the 75% and 95% gross income tests under the relief provision described below.  Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.  If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

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

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for our 2004 and earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  The 95% income test has been modified for our taxable years beginning after 2004 so that gross income, except as may be provided in Treasury regulations, no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that the transaction hedges indebtedness we incur to acquire or carry real estate assets.  This modification to the 95% income test only applies to hedging transactions that are “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

We will be subject to tax at the maximum corporate rate (currently 35%) on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income.  However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests.

Foreclosure property is any real property, including interests in real property and any personal property incident to the real property, acquired by us as the result of our having bid on the property at foreclosure, or having otherwise reduced the property to ownership or possession by agreement or process of law after actual or imminent default on a lease of the property or on indebtedness secured by the property.

Foreclosure property also includes any “qualified health care property” acquired by us as the result of the termination or expiration of a lease of the property, other than a termination by reason of a default or the imminence of a default.  A “qualified health care property” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider which is eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to the facility or any real property or personal property necessary or incidental to the use of the facility.

Property will not be considered foreclosure property if we acquire the property as a result of indebtedness arising from the sale or other disposition of property held for sale to customers in the ordinary course of business, or if we enter into the lease or loan with the intent to foreclose on the property or in circumstances where we had reason to know a default would occur.  The determination of prohibited intent or reason to know must be based on all relevant facts and circumstances, but we do not believe that any of our intended foreclosure property will be disqualified from that status on account of these prohibitions.  For property to be treated as foreclosure property under the REIT taxation rules, we must affirmatively elect to treat the property as foreclosure property by attaching a proper statement to our federal income tax return for the year in which we acquire possession of the property.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which we acquire possession of the property, but an extension may be granted by the Secretary of the Treasury.  The foreclosure property period terminates, and foreclosure property thus ceases to be so classified, on the first day:  (i) on which we enter into a lease for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test; (ii) on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent; or (iii) which is more than 90 days after the day on which we acquired possession of the property and the property is used in a trade or business conducted by us other than through an independent contractor from whom we do not derive or receive any income.  However, in the case of a qualified health care property, we may operate the facility as foreclosure property after this initial 90 day period through an independent contractor from whom we have received, and will continue to receive, certain grandfathered rents.

Although there can be no assurance on these matters, we believe that property which we have elected to treat as foreclosure property will so qualify for the periods of time that we intend.

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

For our 2004 and prior taxable years, if we failed to satisfy one or both of the 75% or 95% gross income tests, we may nevertheless qualify as a REIT for that year if:

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

We have in the past attached and for our 2004 taxable year will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

The 2004 Act has modified this relief provision for failures to satisfy either or both of the 75% or the 95% gross income tests in the case of failures for our 2005 taxable year or later.  Specifically, if we fail to satisfy either or both of the gross income tests for a taxable year after 2004, we may nevertheless qualify as a REIT for that year if our failure to meet the test is due to reasonable cause and not due to willful neglect and, after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this revised relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

•                  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities.  For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are “straight debt” securities or otherwise excepted as discussed below.

•                  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests.  However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.  In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.

The 2004 Act clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with Five Star.  In 2001, we and HRPT spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our significant shareholder, HRPT, obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

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

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset acquired in the January 11, 2002, transaction during the ten-year period commencing on that date could be subject to tax under these rules.  However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in the January 11, 2002, transaction.

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

Earnings and Profits. A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year.  Upon the closing of the January 11, 2002, transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate subsidiaries.  Thus, we needed to distribute all of these earnings and profits no later than December 31, 2002.  If we failed to do so, we will not qualify as a REIT unless we are able to rely on the relief provision described below.

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

The 2004 Act imposes a penalty, effective for federal tax returns with due dates after October 22, 2004, for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Except as discussed below with respect to certain capital gains dividends in taxable years after 2004, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.  If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the taxable year in which the capital gain dividends are received.  As such, qualifying non-U.S. shareholders will no longer be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will no longer be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  These recharacterized dividends will still be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate as reduced by applicable treaty.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it.  Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security.  The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  Each class of our outstanding shares has been registered under the Exchange Act.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2.  Properties

At December 31, 2004, we had real estate investments totaling $1.6 billion, at cost and after impairment write-downs, in 181 properties.  At December 31, 2004, 24 properties with an aggregate cost of $206.4 million were mortgaged or subject to capital lease obligations totaling $76.2 million.

The following table summarizes some information about our properties as of December 31, 2004.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value
Alabama	3	132	$11,626	$11,588
Arizona	8	1,403	95,509	84,219
California	10	1,624	126,545	109,188
Colorado	8	864	34,046	25,763
Connecticut	2	300	13,031	7,734
Delaware	5	875	60,162	55,741
Florida	12	3,043	224,251	186,232
Georgia	10	625	44,089	41,371
Illinois	1	364	36,743	28,231
Indiana	2	263	23,414	21,811
Iowa	7	495	13,016	9,743
Kansas	3	402	32,574	30,190
Kentucky	7	799	60,309	56,937
Maryland	7	953	92,164	81,904
Massachusetts	3	489	66,446	55,811
Michigan	6	394	21,261	19,953
Minnesota	2	92	7,014	6,647
Missouri	2	180	4,290	3,115
Nebraska	14	814	16,285	13,659
New Jersey	6	984	87,264	81,167
New Mexico	1	209	26,752	24,812
North Carolina	2	197	12,973	12,323
Ohio	2	516	36,171	32,911
Pennsylvania	9	811	67,009	56,554
South Carolina	10	552	48,014	47,390
South Dakota	3	361	7,589	5,099
Tennessee	8	391	37,720	37,261
Texas	6	1,716	158,478	145,032
Virginia	12	1,543	95,942	81,184
Washington	1	103	5,193	3,488
Wisconsin	7	861	27,349	19,350
Wyoming	2	191	7,723	5,312
Total	181	22,546	$1,600,952	$1,401,720

Item 3.  Legal Proceedings

In January 2002, HealthSouth settled a default under its lease with us by exchanging properties.  We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered an amended lease, which included extending the lease to December 2011 from January 2006, reducing the annual rent from $10.3 million to $8.7 million and changing other lease terms between HealthSouth and us.  A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents filed by HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes.  In April 2003, we commenced a lawsuit against HealthSouth in the Land Court of the Commonwealth of Massachusetts seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.3 million and to change the lease term back to expire on January 1, 2006, among other matters.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth.  On November 2, 2004, HealthSouth brought a new lawsuit against us in the Massachusetts Superior Court for Middlesex County seeking to prevent our termination of the amended lease; on November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent termination of the amended lease.  We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003.  We have also begun work to identify and qualify a new tenant operator for the hospitals.  Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.

In the ordinary course of business we may be involved in other legal proceedings; however, we are not aware of any other material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Shares, Related Shareholder Matters and Issuer Purchases of Securities

Our common shares are traded on the NYSE (symbol: SNH).  The following table sets forth for the periods indicated the high and low sale prices for our shares as reported by the NYSE.

	High	Low
2003
First Quarter	$12.21	$10.50
Second Quarter	13.71	11.47
Third Quarter	14.58	13.19
Fourth Quarter	17.60	14.39

2004
First Quarter	$19.55	$17.00
Second Quarter	20.05	13.50
Third Quarter	18.24	16.10
Fourth Quarter	20.34	17.85

The closing price of our common shares on the NYSE on March 3, 2005 was $17.99.

As of March 3, 2005, there were 3,200 record holders of our common shares, and we estimate that as of that date there were in excess of 70,000 beneficial owners of our common shares.

The following table sets forth the amount of cash distributions to our shareholders paid with respect to the periods indicated:

	Distributions Per Common Share
	2004	2003
First Quarter	$0.31	$0.31
Second Quarter	0.31	0.31
Third Quarter	0.32	0.31
Fourth Quarter	0.32	0.31

All distributions shown in the table above have been paid.  Our distributions to our shareholders are generally paid in the quarterly period following the quarter to which the distribution relates. We currently intend to continue to declare and pay future cash distributions to our shareholders on a quarterly basis.

Distributions to our shareholders are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors that our board of trustees deems relevant.

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

Income Statement Data:	Year Ended December 31,
	2004	2003	2002	2001	2000

Total revenues(1)	$148,523	$131,148	$122,297	$274,644	$75,632
Income from continuing operations(2)	55,523	47,034	52,013	18,021	31,208
Net income(2) (3)	56,742	45,874	50,184	17,018	58,437
Cash distributions to common shareholders(4)	77,791	72,472	72,457	42,640	31,121

Weighted average shares outstanding	63,406	58,445	56,416	30,859	25,958

Per common share data:
Income from continuing operations(2)	$0.88	$0.80	$0.92	$0.58	$1.20
Net income(2) (3)	0.89	0.78	0.89	0.55	2.25
Cash distributions to common shareholders(4)	1.26	1.24	1.24	1.20	1.20

Balance Sheet Data:	At December 31,
	2004	2003	2002	2001	2000

Real estate properties, at cost, net of impairment losses	$1,600,952	$1,418,241	$1,238,487	$593,199	$593,395
Total assets	1,447,730	1,304,100	1,158,200	867,303	530,573
Total indebtedness(5)	535,178	554,823	384,758	280,101	97,000
Total shareholders’ equity	890,667	727,906	752,326	574,624	422,310

(1)               Includes FF&E reserve income of $5.3 million ($0.09 per share) in 2002, which was collected by us but escrowed for use by one of our tenants to fund improvements to our properties.  Includes patient revenues from facilities’ operations of $224.9 million in 2001.  Includes a gain on foreclosures and lease terminations of $7.1 million ($0.27 per share) in 2000.

(2)               Includes $4.2 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations and Five Star spin-off costs of $3.7 million ($0.12 per share) in 2001 and $3.5 million ($0.14 per share) of non-recurring general and administrative expenses related to foreclosures and lease terminations in 2000.

(3)               Includes a gain on sale of properties of $1.2 million ($0.01 per share) in 2004, a loss on sale of properties of $1.2 million ($0.02 per share) in 2003, a loss from discontinued operations of $1.8 million ($0.03 per share) and $1.0 million ($0.03 per share) in 2002 and 2001, respectively, and a gain on sale of properties of $27.4 million ($1.06 per share) in 2000.

(4)               In addition to the cash distributions to common shareholders, on December 31, 2001 we made a distribution of one share of Five Star for every ten shares of our common shares then outstanding.  This in kind distribution was valued at $31.5 million ($0.726 per share) based upon the market value of Five Star shares at the time of the distribution.

(5)               Amounts for the periods ended 2003, 2002 and 2001 include $27.4 million of junior subordinated debentures that were classified as trust preferred securities prior to 2004.  See Note 2 and Note 6 to our consolidated financial statements for further discussion.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

(dollars in thousands)

	# of Properties	# of Units/Beds	Investment: carrying value before depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(1)	36	10,412	$900,102	56.2%	$90,392	57.0%
Assisted living facilities	81	5,337	433,430	27.1%	42,396	26.8%
Skilled nursing facilities	62	6,433	223,867	14.0%	17,152	10.8%
Hospitals	2	364	43,553	2.7%	8,700	5.4%
Total	181	22,546	$1,600,952	100.0%	$158,640	100.0%

Tenant/Operator
Five Star/Sunrise(2)	31	7,307	$626,756	39.2%	$63,993	40.3%
Five Star	98	7,731	407,309	25.4%	31,841	20.1%
Sunrise/Marriott(3)	14	4,091	325,473	20.3%	31,197	19.7%
NewSeasons/IBC(4)	10	1,019	87,641	5.5%	9,287	5.9%
HealthSouth(5)	2	364	43,553	2.7%	8,700	5.4%
Alterra Healthcare	18	894	61,126	3.8%	7,136	4.5%
Genesis HealthCare	1	156	13,007	0.8%	1,522	1.0%
5 private companies (combined)	7	984	36,087	2.3%	4,964	3.1%
Total	181	22,546	$1,600,952	100.0%	$158,640	100.0%

Tenant Operating Statistics (Year Ended December 31)(6)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2004		2003		2004	2003	2004	2003	2004	2003	2004	2003
Five Star/Sunrise(2)	1.1	x	1.0	x	90%	90%	85%	86%	11%	10%	4%	4%
Five Star(7)	1.7	x	1.4	x	88%	89%	42%	43%	18%	15%	40%	42%
Sunrise/Marriott(3)	1.3	x	1.2	x	90%	87%	82%	83%	13%	13%	5%	4%
NewSeasons/IBC(4) (7)	1.1	x	1.1	x	79%	79%	100%	100%	—	—	—	—
HealthSouth(5)(8)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare(7)	1.6	x	1.6	x	83%	86%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.9	x	1.5	x	96%	97%	22%	23%	32%	34%	46%	43%
5 private companies (combined)	2.1	x	1.9	x	86%	87%	25%	23%	21%	20%	54%	57%

(1)              Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)              These 31 properties are leased to Five Star and 30 of them are managed by Sunrise.  Senior living operations at one of these properties has ceased.  Sunrise does not guaranty our lease with Five Star.  Rent coverage is after non-subordinated management fees of $20.2 million and $17.1 million in the year ended December 31, 2004 and 2003, respectively.

(3)              Marriott guarantees the lease for the 14 properties leased to Sunrise.

(4)              IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons.

(5)              Effective January 2, 2002, we entered an amended lease with HealthSouth for two hospitals.  In April 2003, we commenced a lawsuit against HealthSouth seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us from the date of amendment forward.  This litigation is pending at this time.  On October 26, 2004, we terminated the amended lease for default because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On November 2, 2004, HealthSouth brought a new lawsuit against us seeking to prevent our termination of the amended lease.  On November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent the lease termination.  We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003.  We have also begun work to identify and qualify a new tenant operator for the hospitals.  Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.

(6)              All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods ending December 31, 2004, or the most recent prior period for which tenant operating results are available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us.  We have not independently verified our tenants’ operating data.

(7)              Includes data for periods prior to our ownership of these properties.

(8)              During 2003, HealthSouth issued a press release stating that its historical financial information should not be relied upon.  In 2004, HealthSouth issued a press release stating that audited financial information would not be available until 2005.  Because we have reason to doubt whatever information we have from HealthSouth, we do not disclose any operating data for this tenant.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$145,731	$129,188	$16,543	12.8%
Interest and other income	2,792	1,960	832	42.4%

Interest expense	$41,836	$37,899	$3,937	10.4%
Depreciation expense	39,301	35,728	3,573	10.0%
General and administrative expense	11,863	10,487	1,376	13.1%

Net income	$56,742	$45,874	$10,868	23.7%
Weighted average shares outstanding	63,406	58,445	4,961	8.5%
Net income per share	$0.89	$0.78	$0.11	14.1%

Rental income increased because of rents from our real estate acquisitions totaling $187.9 million during 2004 and the full impact of rents from our $179.4 million of acquisitions in 2003. Interest and other income for the year ended December 31, 2004, includes a $1.25 million settlement payment we received from Marriott in January 2004.  For the year ended December 31, 2003, interest and other income includes $750,000 of proceeds from the sale of a mortgage note.

Interest expense increased because of our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003.  Our weighted average balance outstanding and interest rate under our revolving bank facility was $45.0 million and 3.0% and $45.7 million and 2.8% for the years ended December 31, 2004 and 2003, respectively.

Depreciation expense increased because of 2004 real estate acquisitions totaling $187.9 million and because of depreciation for a full year of 2003 real estate acquisitions totaling $179.4 million.  General and administrative expenses include, in 2004, $1.1 million of due diligence costs incurred in connection with a failed potential acquisition and HealthSouth litigation costs, and in 2003, $1.2 million in connection with our litigations with Marriott and HealthSouth.  General and administrative expense, exclusive of due diligence and litigation costs, increased in 2004 by $1.5 million, or 15.9% due to advisory fees associated with our acquisitions, and accounting and other costs incurred for the implementation of the requirements of Section 404 of the Sarbanes Oxley-Act of 2002 and related SEC rules.

During the year ended December 31, 2004, we recorded a gain of $1.2 million from the sale of one property.  During the year ended December 31, 2003, we recorded a loss of $1.2 million from the sale of one property.

Net income and net income per share increased because of the changes described above in revenues and expenses offset by the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2004.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$129,188	$115,560	$13,628	11.8%
FF&E reserve income	—	5,345	(5,345)	(100.0)%
Interest and other income	1,960	1,392	568	40.8%

Interest expense	$37,899	$30,210	$7,689	25.5%
Depreciation expense	35,728	31,596	4,132	13.1%
General and administrative expense	10,487	8,478	2,009	23.7%

Net income	$45,874	$50,184	$(4,310)	(8.6)%
Weighted average shares outstanding	58,445	56,416	2,029	3.6%
Net income per share	$0.78	$0.89	$(0.11)	(12.4)%

Rental income increased because of our acquisitions totaling $179.4 million during 2003 and the full impact of rents from our $671.5 million of acquisitions during 2002.

We recorded FF&E reserve income in 2002 because one of our leases with Five Star required a percentage of gross revenues be paid to us as additional rent, which was escrowed for future capital expenditures at the leased facilities.  This lease was amended on October 1, 2002.  As a result of this amendment, the FF&E reserve escrow deposits are not paid to us as additional rent, but are paid into accounts owned by Five Star.  Accordingly, we no longer record FF&E reserve income.  We have security and remainder interests in these accounts and in property purchased with funding from these accounts.

Interest and other income for the year ended December 31, 2003, includes $750,000 of proceeds from the sale of a mortgage note.  In connection with one of our 2002 acquisitions, we were assigned the rights under this mortgage note from a third party.  The mortgage note was allocated zero value at the time of the assignment.  However, in March 2003, we sold the note to an affiliate of the note obligor for $750,000.  Interest and other income for the year ended December 31, 2003, includes $371,000 of mortgage interest income from mortgage financing we provided in February 2003 to Alterra, and a net operating loss of $146,000 from the property we repossessed from a tenant which defaulted its lease obligations to us in March 2003.

Interest expense increased because of our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by less interest expense on reduced amounts outstanding under our revolving bank credit facility during 2003. Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $45.7 million and 2.8% and $54.5 million and 3.6% for the years ended December 31, 2003 and 2002, respectively.

Depreciation expense increased because of 2003 real estate acquisitions totaling $179.4 million and because of depreciation for a full year of 2002 real estate acquisitions totaling $671.5 million.  General and administrative expenses include, in 2003, $1.2 million in connection with our litigations with Marriott and HealthSouth.  In January 2004, we settled our litigation with Marriott.  General and administrative expense, exclusive of litigation costs, increased in 2003 by $809,000, or 9.5%, due to advisory fees associated with our acquisitions.

During the year ended December 31, 2003, we recorded a loss of $1.2 million from the sale of one property.  In the year ended December 31, 2002, we recorded a loss from discontinued operations of $1.8 million at a facility leased to Five Star which was closed and subsequently sold during 2002.

Net income and net income per share decreased because of the changes described above in revenues and expenses and the increase in the weighted average number of shares outstanding resulting from our issuance of our common shares during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal sources of funds for current expenses and distributions to shareholders.  We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to our shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need to pay operating expenses and our desire to make distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders.  Our revolving bank credit facility matures in November 2005, but we may extend it to November 2006 upon payment of an extension fee.  The revolving bank credit facility permits us to borrow up to $250.0 million and includes a feature under which we may expand the maximum borrowing to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity.  No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a margin.

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

In June 2004, we purchased for $3.6 million the land under one of our properties that we had previously leased.  During 2004, we purchased $10.1 million of improvements made to some of our properties.  We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

In November 2004, we purchased 31 assisted living properties from Five Star for $148.2 million and loaned Five Star $16.8 million secured by five properties, which Five Star repaid in December 2004.  This purchase and loan were funded by our assumption of $49.2 million of mortgage debt and borrowing on our revolving bank credit facility.

In December 2004, we issued five million of our common shares in a public offering, raising net proceeds of $94.1 million.  We used the net proceeds from the offering and the Five Star mortgage repayment to repay borrowings outstanding on our revolving bank credit facility and for general business purposes.

At December 31, 2004, we had $3.4 million of cash and cash equivalents and $213.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding on our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of December 31, 2004, we had $1.5 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On January 6, 2005, we declared a distribution of $0.32 per common share with respect to our 2004 fourth quarter results.  This distribution was paid to shareholders on February 22, 2005, using cash on hand and borrowings under our revolving bank credit facility.

As of December 31, 2004, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$529,177	$41,170	$—	$—	$488,007
Capital lease obligations	7,226	852	1,905	2,210	2,259
Ground lease obligations	3,212	142	284	284	2,502
Total	$539,615	$42,164	$2,189	$2,494	$492,768

(1)               Our term debt maturities are as follows:  $41.2 million in 2005; $282.4 million in 2012; $12.6 million in 2013; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

As of March 3, 2005, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.  We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours.  See Note 6 to our consolidated financial statements for further discussion.

Debt Covenants

Our principal debt obligations at December 31, 2004, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of December 31, 2004, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

In addition to our unsecured debt obligations, we had $68.9 million of mortgage debt and secured bonds outstanding at December 31, 2004.  Our mortgage debt and secured bonds are secured by 22 of our properties.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more.  Similarly, a default on our public debt indenture or junior subordinated debentures indenture would be a default under our revolving bank credit facility.

Related Party Transactions

In 1999, HRPT distributed a majority of our shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into a transaction agreement with HRPT, pursuant to which it was agreed that so long as (1) HRPT owns more than 10% of our shares; (2) we and HRPT engage the same manager; or (3) we and HRPT have one or more common managing trustees; then we will not invest in office buildings, including medical office buildings and clinical laboratory buildings, without the prior consent of HRPT’s independent trustees, and HRPT will not invest in properties involving senior housing without the prior consent of our independent trustees.  If an investment involves both office and senior housing components, the character of the investment will be determined by building area, excluding common areas, unless our board and HRPT’s board otherwise agree at the time.  These provisions do not apply to any investments HRPT held at the time of the spin off.  Also as part of the transaction agreement, we agreed to subject our ability to waive ownership restrictions contained in our charter to the consent of HRPT’s trustees so long as HRPT owns more than 9.8% of our outstanding voting or equity interests.  As of March 3, 2005, HRPT owns 12.6% of our outstanding common shares.

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into agreements with Five Star, pursuant to which it was agreed that:

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

At the time Five Star was spun off from us, all of the persons serving as directors of Five Star were also our trustees.  Two of our trustees, Messrs. Martin and Portnoy, are currently directors of Five Star.

As of December 31, 2004, we leased 129 senior living communities to Five Star for total annual minimum rent of $95.8 million.

During 2003, we and Five Star were jointly involved in litigation with Marriott, which was the operator of 31 of the senior living communities which we leased to Five Star.  We and Five Star equally shared the costs of this litigation.  This litigation was settled in January 2004.

Since January 1, 2004, we have entered or agreed to enter into several transactions with Five Star, including the following:

•                         During 2004, pursuant to the terms of our leases with Five Star, we purchased $9.5 million of improvements to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $946,000.

•                         On March 1, 2004, we purchased from Five Star one senior living community with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                         the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease and the property acquired on March 1, 2004 was added to this combined lease;

•                         the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•                         the minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2.4 million; and

•                         for all of our leases with Five Star, the amount of additional rent to be paid to us was changed to 4% of the increase in revenues at the leased properties beginning in 2006.

All other lease terms remained substantially unchanged.

•                         During 2003, we agreed to sell to Five Star two nursing homes in Michigan that we leased to Five Star.  The purchase price for both properties is $10.5 million, the appraised value of the properties.  In April 2004, we sold one of these properties to Five Star for $5.9 million.  The properties were leased on a combined basis with other properties we lease to Five Star. Under the terms of our lease with Five Star, upon the sale of each property, the annual rent payable under the combined lease is reduced by 10% of the net proceeds that we receive from the sale.  We expect the sale of the second property to occur during the first half of 2005.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development insured financing for its purchase.  This sale may not close because of a failure of this condition or for some other reason.

•                         During 2003, one of our private company tenants defaulted its lease for a nursing home in Missouri.  We terminated this lease and Five Star managed this property for our account until May 2004.  Effective May 1, 2004, this property was added to a pre-existing Five Star lease from us and the annual rent under that lease was increased by $180,000.  All other lease terms remained unchanged.

•                         One of our properties leased to Five Star was subject to a ground lease from an unaffiliated third party.  Five Star has been responsible for paying the ground rent of $307,000 per year.  On June 3, 2004, we exercised an option to purchase this land for $3.6 million and we acquired the landlord’s rights and obligations under the ground lease.  Five Star remains obligated for the ground lease payments to us.

•                         In November 2004, we loaned Five Star $117.0 million which Five Star used to fund its acquisition of LTA Holdings, Inc., or LTA.  In the same month, this loan was repaid in full from the proceeds of our purchase of 31 assisted living properties with 1,613 units from Five Star for $148.2 million.  Simultaneously, Five Star leased these properties from us for annual rent of $13.3 million, plus the possibility of additional rent starting in 2007 calculated as a percentage of revenue increases at the leased properties.  The lease for 11 of the 31 properties was combined with another lease between us and Five Star.  Two additional leases covering 16 and 4 properties, respectively, were entered into with Five Star.  These leases provide that the 20 properties will be added to the lease covering the other 11 properties upon the repayment of the mortgages secured by the 20 properties.  In connection with Five Star’s purchase of LTA, we also loaned Five Star $16.8 million secured by five properties; this loan was repaid in full in December 2004.

In January and December 2004, we completed two public offerings for a total of 10 million of our common shares.  Simultaneous with these offerings, HRPT sold 4,148,500 of our shares which it owned.  We and HRPT were parties to joint underwriting agreements in connection with these offerings.  We did not receive any proceeds from the sale of our shares by HRPT, and HRPT paid its pro-rata share of the expenses of these offerings.  The shares sold by HRPT were offered pursuant to an effective registration statement filed by us pursuant to an agreement with HRPT.  HRPT paid the expenses of this registration.

RMR provides investment, management and administrative services to us under an agreement which is subject to annual renewal by our compensation committee, which is comprised of our independent trustees.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our investments at the time we were spun off from HRPT is 0.5%.  The annual compensation percentage for the first $250.0 million of investments made since our spin off from HRPT is 0.7% and thereafter is 0.5%, plus an incentive fee based upon increases in our funds from operations per share, as defined.  The incentive fee payable to RMR is paid in common shares.  Aggregate fees earned by RMR during 2004 for services were $8.1 million, including $761,000 as an incentive fee which will be paid in common shares in April 2005.  Our compensation committee has approved the renewal of the RMR agreement for its current term which will end December 31, 2005.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a pro rata share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our internal audit manager, as well as the pro rata share of the costs which we pay.

RMR is owned by Messrs. Martin and Portnoy who are our managing trustees.  Messrs.  Martin and Portnoy each have material interests in the transactions between us and RMR and Five Star described above.  All transactions between us and RMR or Five Star are approved by our independent trustees.

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

Impact of Government Reimbursement

Approximately 84% of our current annual rents come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources.  The remaining 16% of our rents come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs.  The operations of these properties currently produce sufficient cash flow to support our rent.  However, as discussed above in “Business — Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline.  Also, the hospitals we lease to HealthSouth are heavily dependent upon Medicare revenues.  As discussed in Item 3, reports of erroneous financial statements by HealthSouth have called into question whether those hospitals in fact produce sufficient revenues to pay our rent.  We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At December 31, 2004, our outstanding debt included $245.0 million of 8 5/8% senior unsecured notes due in 2012, $150.0 million of 7 7/8% senior unsecured notes due in 2015 and $28.2 million of 10.125% junior subordinated debentures due 2041.  The interest is payable semi-annually on the senior notes and quarterly on the debentures.  No principal payments are due under these notes or debentures until maturity.  Because these notes and debentures bear interest at a fixed rate, changes in market interest rates during the term of this debt will not affect our operating results.  If these notes and debentures are refinanced at interest rates which are 10% higher or lower than the current rate, our per annum interest cost would change by approximately $3.6 million.  We are allowed to make prepayments of these senior notes, in whole or in part, at par plus a premium, as defined.  Prior to April 15, 2006, we may redeem up to 35% of the 7 7/8% senior notes with the net cash proceeds of qualified equity offerings, as defined.  Our debentures have provisions that allow us to make repayments earlier than the stated maturity date.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.  Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Our total fixed rate debt obligations outstanding at December 31, 2004, was $488.0 million, including the $245.0 million of 8 5/8% notes due in 2012, $150.0 million of 7 7/8% notes due in 2015, $28.2 million of 10.125% junior subordinated debentures due in 2041 and mortgage notes totaling $64.8 million due between 2012 and 2027.  Based on the balances outstanding at December 31, 2004, and discounted cash flow analysis through the maturity date of our fixed rated debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $20.0 million.  Our ability to prepay the debentures at par, beginning June 15, 2006, will also effect the change in the fair value of the debentures which would result from a change in interest rates.  For example, using discounted cash flow analysis, a 10% change in interest rates calculated from

December 31, 2004 to the first par prepayment option date for debentures would change the value of that debt by approximately $400,000.

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2005.  As of December 31, 2004, we had $37.0 million outstanding and $213.0 million available for borrowing under our revolving bank credit facility.  We may make repayments under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $37.0 million at December 31, 2004, was 3.86% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at December 31, 2004 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2004	3.86%	$37,000	$1,428
10% reduction	3.47%	37,000	1,284
10% increase	4.25%	37,000	1,573

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2004 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Items 10.  Directors and Executive Officers of the Registrant

In March 2004, we adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our code of business conduct and ethics is posted on our website, www.snhreit.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Items 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR, subject to vesting requirements, under either our 1999 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  In addition, our independent trustees receive 1,000 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans.  The terms of grants made under these plans are determined by our trustees at the time of the grant.  Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.  The following table is as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	None.	None.	2,833,520	(1)

Equity compensation plans not approved by security holders	None.	None.	2,833,520	(1)

Total	None.	None.	2,833,520	(1)

(1)          Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 2,921,920.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

(b)         Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 21, 2004.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.5	Composite Copy of Amended and Restated Bylaws, dated March 14, 2003, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.1	Form of common share certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

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

4.12

Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004.)

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

10.3	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.4	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.5	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.7	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.8

Credit Agreement, dated as of June 27, 2002, by and among the Company, Wachovia Bank National Association, as Agent and the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.9

Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K dated October 12, 1999 by HRPT Properties Trust.)

10.10	Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

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

10.18

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

10.21

Amended and Restated Lease Agreement, dated as of January 1, 2000, between HRES1 Properties Trust and IHS Acquisition 135, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.22

Transaction Agreement, dated December 7, 2001, by and among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001.)

10.23

Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated March 1, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.24

Partial Termination and Amendment to Lease by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated April 19, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.25

First Amendment to Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated June 23, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.26

Second Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated November 19, 2004. (Filed herewith.)

10.27

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, dated December 31, 2001, relating to the Maser Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001. (Incorporated by reference to the Company’s Current Report on 8-K filed January 24, 2002.)

10.28

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of the Company and certain subsidiaries of the Company, dated October 25, 2002, relating to the Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated March 1, 2004, as amended. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.29

Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on 8-K dated December 31, 2001.)

10.30

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, dated January 11, 2002, relating to the Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust

and FS Tenant Pool III Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on 8-K dated December 31, 2001.)

10.31

First Amendment to Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.32

Second Amendment to Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.33

Registration Agreement, dated October 10, 2003, between the Company and HRPT Properties Trust. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 10, 2003.)

10.34

Letter Agreement among the Company, Five Star and FVE Acquisition Inc., dated September 23, 2004, regarding FVE Acquisition Inc.’s merger with LTA Holdings, Inc. (Incorporated by reference to the Company’s Current Report on 8-K dated September 23, 2004.)

10.35

Letter Agreement between the Company and LTA Holdings, Inc., dated September 23, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

12.1	Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	List of Subsidiaries. (Filed herewith.)

23.1	Consent of Sullivan & Worcester LLP. (Contained In Exhibit 8.1.)

23.2	Consent of Ernst and Young LLP. (Filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)

99.1	Amended and restated Charter of the Compensation Committee adopted on December 14, 2004. (Furnished herewith.)

99.2	Composite Copy of Governance Guidelines, effective December 14, 2004. (Furnished herewith.)

(+)         Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust, as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited management’s assessment, included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting, that Senior Housing Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures for the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Senior Housing Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Senior Housing Properties Trust maintained, in material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Senior Housing Properties Trust and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2005

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2004	2003

ASSETS
Real estate properties, at cost:
Land	$178,353	$162,512
Buildings and improvements	1,422,599	1,255,729
	1,600,952	1,418,241
Less accumulated depreciation	199,232	160,426
	1,401,720	1,257,815

Cash and cash equivalents	3,409	3,530
Restricted cash	6,176	10,108
Investments	13,126	10,244
Deferred financing fees, net	9,367	11,311
Due from affiliate	7,961	6,062
Other assets	5,971	5,030
Total assets	$1,447,730	$1,304,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$37,000	$102,000
Senior unsecured notes due 2012 and 2015, net of discount	393,775	393,612
Junior subordinated debentures due 2041	28,241	27,394
Secured debt and capital leases	76,162	31,817
Accrued interest	12,519	12,468
Due to affiliate	1,516	894
Other liabilities	7,850	8,009
Total liabilities	557,063	576,194

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 68,495,908 and 58,453,338 shares issued and outstanding at December 31, 2004 and 2003, respectively	685	585
Additional paid-in capital	1,034,686	853,858
Cumulative net income	208,491	151,749
Cumulative distributions	(359,567)	(281,776)
Unrealized gain on investments	6,372	3,490
Total shareholders’ equity	890,667	727,906
Total liabilities and shareholders’ equity	$1,447,730	$1,304,100

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Rental income	$145,731	$129,188	$115,560
FF&E reserve income	—	—	5,345
Interest and other income	2,792	1,960	1,392
Total revenues	148,523	131,148	122,297

Expenses:
Interest	41,836	37,899	30,210
Depreciation	39,301	35,728	31,596
General and administrative	11,863	10,487	8,478
Total expenses	93,000	84,114	70,284
Income from continuing operations	55,523	47,034	52,013
Loss from discontinued operations	—	—	(1,829)
Gain (loss) on sale of properties	1,219	(1,160)	—
Net income	$56,742	$45,874	$50,184

Weighted average shares outstanding	63,406	58,445	56,416

Basic and diluted earnings per share:
Income from continuing operations	$0.88	$0.80	$0.92
Gain (loss) from sale of properties or discontinued operations	$0.01	$(0.02)	$(0.03)
Net income	$0.89	$0.78	$0.89

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain on Investments	Totals
Balance at December 31, 2001	43,421,700	$434	$658,348	$55,691	$(141,936)	$2,087	$574,624
Comprehensive income:
Net income	—	—	—	50,184	—	—	50,184
Unrealized loss on investments	—	—	—	—	—	(553)	(553)
Total comprehensive income	—	—	—	50,184	—	(553)	49,631
Distributions	—	—	—	—	(67,368)	—	(67,368)
Issuance of shares	15,000,000	150	195,060	—	—	—	195,210
Stock grants	15,200	—	229	—	—	—	229
Balance at December 31, 2002	58,436,900	584	853,637	105,875	(209,304)	1,534	752,326
Comprehensive income:
Net income	—	—	—	45,874	—	—	45,874
Unrealized gain on investments	—	—	—	—	—	1,956	1,956
Total comprehensive income	—	—	—	45,874	—	1,956	47,830
Distributions	—	—	—	—	(72,472)	—	(72,472)
Retired shares	(62)	—	—	—	—	—	—
Stock grants	16,500	1	221	—	—	—	222
Balance at December 31, 2003	58,453,338	585	853,858	151,749	(281,776)	3,490	727,906
Comprehensive income:
Net income	—	—	—	56,742	—	—	56,742
Unrealized gain on investments	—	—	—	—	—	2,882	2,882
Total comprehensive income	—	—	—	56,742	—	2,882	59,624
Distributions	—	—	—	—	(77,791)		(77,791)
Issuance of shares	10,000,000	100	180,095	—	—	—	180,195
Stock grants	27,000	—	470	—	—	—	470
Incentive fee	15,571	—	263	—	—	—	263
Retired shares	(1)	—	—	—	—	—	—
Balance at December 31, 2004	68,495,908	$685	$1,034,686	$208,491	$(359,567)	$6,372	$890,667

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,742	$45,874	$50,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,301	35,728	31,596
(Gain) loss on sale of properties	(1,219)	1,160	—
Loss from discontinued operations	—	—	1,829
Amortization of deferred finance fees and debt discounts	2,107	2,034	1,324
FF&E reserve income	—	—	(5,345)
Changes in assets and liabilities:
Restricted cash	(998)	105	(3,955)
Due from affiliate	(1,899)	(6,124)	3,275
Other assets	377	1,125	11,730
Accrued interest	51	2,398	9,217
Due to affiliate	885	303	387
Other liabilities	(159)	(2,984)	(1,131)
Cash provided by operating activities	95,188	79,619	99,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(137,748)	(179,391)	(622,462)
Increase in security deposits	—	600	65
Mortgage financing provided	133,849	(6,900)	—
Mortgage financing repaid by mortgagor	(133,849)	6,900	—
Proceeds from sale of real estate	5,900	288	728
Cash used for investing activities	(131,848)	(178,503)	(621,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	180,194	—	195,210
Proceeds from issuance of senior notes, net of discount	—	149,709	—
Proceeds from borrowings on revolving bank credit facility	184,000	234,000	415,000
Repayments of borrowings on revolving bank credit facility	(249,000)	(213,000)	(334,000)
Repayment of debt	(864)	(801)	(25,537)
Deferred financing fees	—	(3,676)	(4,119)
Distributions to shareholders	(77,791)	(72,472)	(67,368)
Cash provided by financing activities	36,539	93,760	179,186
Decrease in cash and cash equivalents	(121)	(5,124)	(343,372)
Cash and cash equivalents at beginning of period	3,530	8,654	352,026
Cash and cash equivalents at end of period	$3,409	$3,530	$8,654

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$39,678	$30,695	$18,182

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	50,139	—	49,055
Real estate acquired in a property exchange	—	—	(43,308)
Real estate disposed of in a property exchange, net	—	—	43,308
Capital expenditure deposits in restricted cash	—	—	5,345
Purchases of fixed assets with restricted cash	—	(2,151)	(7,137)

NON-CASH FINANCING ACTIVITIES:	—
Issuance of common shares	733	222	229
Release of restricted cash to us	4,930	—	—
Repayment of debt with cash previously restricted	(4,930)	—	—

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2004, we owned 181 senior living properties located in 32 states.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  These consolidated financial statements include the accounts of Senior Housing Properties Trust, or the Company, and all of our subsidiaries.  All intercompany transactions have been eliminated.

REAL ESTATE PROPERTIES.  Depreciation on real estate properties is expensed on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized.  The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value.  Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long-lived assets.  If estimated lives are changed, the carrying value of affected assets is allocated over the revised remaining lives.

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

RESTRICTED CASH.  Restricted cash consists of a $4.3 million bank certificate of deposit which matures in July 2005 pledged as security for a $4.2 million mortgage debt plus amounts escrowed for real estate taxes, insurance and capital expenditures at 20 of our mortgaged properties.

INVESTMENTS.  We  own 1,000,000 common shares, or 0.56%, of HRPT Properties Trust, or HRPT.  We also own 35,000 common shares, or 0.29%, of Five Star Quality Care, Inc., or Five Star, which we retained or received in connection with the Five Star spin-off.  These investments are classified as available for sale and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2004 ($12.83 and $8.47 per share, respectively).  At December 31, 2004, our investment in HRPT had a fair value of $12.8 million and unrealized holding gains of $6.3 million.  At March 3, 2005, this investment had a fair value of $12.7 million and unrealized holding gains of $6.2 million.  At December 31, 2004, our investment in Five Star had a fair value of $296,000 and an unrealized holding gain of $42,000.  At March 3, 2005, this investment had a fair value of $307,000 and an unrealized holding gain of $53,000.

DEFERRED FINANCING FEES.  Issuance costs related to borrowings are capitalized and amortized over the terms of the respective loans.  The unamortized balance of deferred financing fees and accumulated amortization were $14.5 million and $5.1 million and $14.5 million and $3.2 million at December 31, 2004 and 2003, respectively.   The weighted average amortization period is approximately 12 years.  The amortization expense to be incurred over the five years subsequent to December 31, 2004 is $1.8 million in 2005, $916,000 in 2006, $916,000 in 2007, $916,000 in 2008 and $916,000 in 2009.

REVENUE RECOGNITION.  Rental income from operating leases is recognized on a straight-line basis over the life of lease agreements.  Interest income is recognized as earned over the terms of real estate mortgages.  Percentage rents are recognized when realizable and earned.  For the years ended December 31, 2004, 2003 and 2002, percentage rents earned aggregated $3.4 million, $3.3 million, and $3.2 million, respectively.

FF&E RESERVE INCOME.  Under a lease with Five Star for 31 communities acquired in January 2002, periodic deposits based on a percentage of the gross revenue at the leased properties are made into escrow accounts as a capital expenditure reserve.  Through September 30, 2002, these escrow accounts were owned by us.  Payments into these escrow accounts through September 30, 2002, were reported by us as FF&E reserve income and expenditures made from these escrow accounts were recorded as fixed assets and depreciated over their estimated useful lives.  As a result of an amendment to this lease on October 1, 2002, Five Star makes periodic deposits into accounts that it owns, rather than making payments into our accounts and we no longer have any FF&E reserve income.  During the remainder of the lease term, all escrowed cash and improvements funded with monies from Five Star’s escrow accounts remain the property of Five Star.  We have security and remainder interests in Five Star’s accounts and in property purchased with funding from these accounts; and, at lease termination, ownership of any funds remaining in the escrow accounts and all improvements purchased with monies from the escrow accounts will be transferred to us.  As a result of this October 1, 2002, lease amendment, the amount of funding in Five Star’s escrow accounts has not been changed and all of the escrowed funds will continue to be available for capital expenditures at these leased properties.

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

INCOME TAXES.  We qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we do not expect to be subject to federal income taxes if we continue to distribute our taxable income and continue to meet the other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.  The characterization of the distributions made in 2004, 2003 and 2002 was 65.69%, 52.62% and 62.32% ordinary income, respectively, 32.64%, 47.38% and 37.68% return of capital, respectively, 1.19%, 0% and 0% capital gain, respectively, and 0.48%, 0% and 0% uncaptured Section 1250 gain, respectively.

NEW ACCOUNTING PRONOUNCEMENTS.  During the first quarter of 2004, we adopted Revised Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” that was issued by the FASB in December 2003.  As a result, we no longer consolidate our wholly owned subsidiary that issued our trust preferred securities, or the trust preferred issuer, and we no longer present the trust preferred securities on our Consolidated Balance Sheet.  Instead, we present our junior subordinated debentures issued by us to, and held by, the trust preferred issuer as debt.  See Note 6 for a further discussion of these trust preferred securities and the related junior subordinated debentures.  The debentures had previously been eliminated in our consolidated financial statements.  In addition, distributions on the trust preferred securities are no longer presented in our Consolidated Statement of Income, but interest on the debentures, which is equal to the distributions on the trust preferred securities, is included in interest expense.

SEGMENT REPORTING.  We operate in one segment, leasing operations.

RECLASSIFICATIONS.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 3.  Real Estate Properties

Our properties are generally leased on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2006 and 2020.  Some leases to a single tenant or group of affiliated tenants are cross-defaulted or cross-guaranteed, and provide for all-or-none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs.  The cost, after impairment write downs, and the carrying value of the properties leased were $1.6 billion and $1.4 billion at December 31, 2004, respectively.  The future minimum lease payments that we expect to receive during the current terms of our leases as of December 31, 2004, are $156.1 million in 2005, $156.3 million in 2006, $154.8 million in 2007, $154.9 million in 2008, $154.9 million in 2009 and $1.2 billion, thereafter.

On March 1, 2004, we purchased from Five Star one independent and assisted living community with 229 units located in Maryland.  The purchase price was $24.1 million, the appraised value of the property.  Simultaneous with this purchase, our existing leases with Five Star were modified as follows:

•                  the lease for 53 nursing homes and the lease for 13 independent and assisted living communities were combined into one lease with the property acquired on March 1, 2004;

•                  the combined lease maturity date was changed to December 31, 2020 from December 31, 2018 and 2019 for the separate leases;

•                  the minimum rent for the combined lease of 53 nursing homes and 14 independent living communities was increased by $2.4 million; and

•                  for all of our leases with Five Star, the amount of additional rent to be paid to us was changed to 4% of the increase in revenues at the leased properties beginning in 2006.

All other lease terms remained substantially unchanged.

During 2003, we agreed to sell to Five Star two nursing homes in Michigan that we leased to Five Star.  The purchase price for both properties is $10.5 million, the appraised value of the properties.  On April 19, 2004, we sold one of these properties to Five Star for $5.9 million and recognized a gain of $1.2 million.  The properties were leased on a combined basis with other properties we lease to Five Star.  Under the terms of our lease with Five Star, upon the sale of each property, the annual rent payable under the combined lease is reduced by 10% of the net proceeds that we receive from the sale.  We expect the sale of the second property to occur in 2005.  However, this sale is contingent upon Five Star’s obtaining Department of Housing and Urban Development, or HUD, insured financing for its purchase. This sale may not close because of a failure of this condition or for some other reason.

In 2003, we evicted a nursing home tenant that had defaulted on its obligations to us.  Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to the Five Star lease of independent and assisted living communities and nursing homes and to increase the annual rent by $180,000.  All other lease terms remained unchanged. The facility revenues, expenses and net operating income (loss) for this property for the period from January 1, 2004, to April 30, 2004, were $1.4 million, $1.2 million and $154,000, and for the period March 17, 2003, to December 31, 2003, were $2.6 million, $2.7 million and

$(150,000), respectively.  The net operating income (loss) is included in Interest and Other Income in our Consolidated Statement of Income.

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

In November 2004, we loaned Five Star $117.0 million which Five Star used to fund its acquisition of LTA Holdings, Inc.  In the same month, this loan was repaid in full from the proceeds of our purchase of 31 assisted living properties with 1,613 units from Five Star for $148.2 million.  We funded this acquisition by the assumption of $49.2 million of secured debt and by borrowing under our revolving bank credit facility.  Simultaneously, Five Star leased these properties from us for annual rent of $13.3 million, plus the possibility of additional rent starting in 2007 calculated as a percentage of revenue increases at the leased properties.  Substantially all of the revenues at these properties are paid by residents from their private resources.  The leases for these 31 communities were combined with another lease between us and Five Star.  We also loaned Five Star $16.8 million secured by five properties; this loan was repaid in full in December 2004.

During 2004, pursuant to the terms of our leases with Five Star, we purchased $9.5 million of improvements made to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $946,000.

In June 2003, we sold for $300,000 a nursing home in Georgia which we had previously leased to Five Star on a combined basis with other properties.  Under the terms of that lease, we reduced the annual rent payable on the combined lease by 10% of the net sale proceeds that we received.

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

2002
Depreciation expense	$(40)
Impairment loss	(2,450)
Gain on sale of property	661
Loss from discontinued operations	$(1,829)

Note 4.  Shareholders’ Equity

We originally had an aggregate of 2,921,920 shares of our common shares available to be issued under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  During the year ended December 31, 2004, 24,000 common shares were awarded to our officers and certain employees of our manager pursuant to these plans.  In addition, our independent trustees are each awarded 1,000 common shares annually as part of their annual fees.  The shares awarded to the trustees vest immediately.  The shares awarded to our officers and certain employees of our manager vest over a three year period.  At December 31, 2004, 2,833,520 of our common shares remain available for issuance under the Award Plans.  All share awards are expensed at the time of the grants.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2004, 2003 and 2002, were $1.26 per share, $1.24 per share and $1.24 per share, respectively.

Note  5.  Transactions with Affiliates

We have an agreement with Reit Management & Research LLC, or RMR, for RMR to provide investment, management and administrative services to us.  This agreement is subject to annual renewal by our compensation committee, which is comprised of our independent trustees.  RMR is owned by Gerard M. Martin and Barry M. Portnoy, each a managing trustee and member of our board of trustees.  RMR is compensated annually based on a formula amount of gross invested real estate assets.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares.  Investment advisory fees paid to RMR for the years ended December 31, 2004, 2003 and 2002, were $8.1 million, $7.3 million and $6.6 million, respectively.  Incentive fees to RMR incurred for the years ended December 31, 2004, 2003 and 2002, were $761,000, $263,000 and zero, respectively.

As discussed in Note 3, during 2004, we purchased 32 properties from Five Star and leased them to Five Star.  We also sold to Five Star one nursing property previously leased to Five Star and have agreed to sell another one.  During 2004, we purchased $9.5 million of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $946,000.

Note 6.  Indebtedness

We have a revolving bank credit facility that matures in November 2005 and may be extended to November 2006 upon the payment of an extension fee.  Our revolving bank credit facility permits borrowings up to $250.0 million, which amount may be expanded to $500.0 million in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate (3.86% at December 31, 2004) on borrowings under our revolving bank credit facility is calculated as LIBOR plus a margin. Our revolving bank credit facility is available for acquisitions, working capital and general business purposes.  As of December 31, 2004, $37.0 million was outstanding and $213.0 million was available for borrowing under this revolving bank credit facility.

At December 31, 2004, our additional outstanding debt consisted of the following (dollars in thousands):

Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$245,000	$975
Senior notes	7.875%	2015	150,000	250
Total unsecured senior notes			$395,000	$1,225

Secured and Other Debt	Balance	Interest Rate	Maturity	Number of properties as Security	Initial Cost of Collateral	Net Book Value of Collateral
Mortgage	$4,170	Prime minus 2%	July 2005	1	$4,425	$3,914
Mortgages	37,422	6.97%	June 2012	16	134,053	133,620
Mortgages	12,644	6.11%	November 2013	4	15,882	15,831
Bonds	14,700	5.875%	December 2027	1	34,118	31,660
Capital leases	7,226	7.7%	May 2016	2	17,895	16,408
Total secured	$76,162				$206,373	$201,433

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears and no principal repayments are due until maturity.  Interest on our mortgages is payable monthly.  No principal repayments are due until maturity on our mortgage due July 2005.  Our monthly payments on our mortgages due 2012 and 2013 include principal and interest.  Payments due under our capital leases are made monthly.

As part of our acquisition of 31 assisted living properties in November 2004, we assumed $49.2 million of secured debt which was recorded at its fair value of $50.2 million.  The premium ascribed to the assumed debt is being amortized to interest expense over the contractual term of the debt.

Required principal payments on our outstanding debt as of December 31, 2004, are as follows (dollars in thousands):

2005	$43,021
2006	1,982
2007	2,123
2008	2,265
2009	2,435
Thereafter	$484,577

At December 31, 2004, a wholly-owned finance subsidiary of ours had 1,095,750 shares of 10.125% trust preferred securities outstanding, with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million.  We own $847,250 of the finance subsidiary’s common securities. This finance subsidiary exists solely to issue the trust preferred securities and its own common securities and to hold as its sole assets $28.2 million of 10.125% junior subordinated debentures due June 15, 2041 that we issued.  We can redeem the debentures for their liquidation amount in whole or in part on or after June 15, 2006.  When the debentures are redeemed or repaid at maturity, the finance subsidiary will redeem a like amount of trust preferred securities.  We have provided a full and unconditional guarantee of this finance subsidiary’s obligations related to the trust preferred securities arising out of payments on or redemptions of the debentures.  Underwriting commissions and other costs are being amortized over the 40 year life of the trust preferred securities and the debentures.

Note  7.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and junior subordinated debentures.  The fair values of the financial instruments were not materially different from their carrying values at December 31, 2004 and 2003, except as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$393,775	$446,888	$393,612	$426,150
Junior subordinated debentures	28,241	30,105	27,394	30,024

The fair values of our senior notes are based on estimates using discounted cash flow analysis and currently prevailing interest rates.  The fair value of our junior subordinated debentures is based on the quoted per share prices of the related trust preferred securities of $26.65 and $27.40 at December 31, 2004 and 2003, respectively.

Note 8.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2004 and 2003 (dollars in thousands):

	At December 31, 2004		Year Ended December 31, 2004
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$1,034,065	65%	$83,169	57%
Sunrise Senior Living, Inc.	325,473	20%	32,194	22%
All others	241,414	15%	30,368	21%
	$1,600,952	100%	$145,731	100%

	At December 31, 2003		Year Ended December 31, 2003
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$850,485	60%	$77,589	60%
Sunrise Senior Living, Inc.	325,473	23%	30,911	24%
All others	242,283	17%	20,688	16%
	$1,418,241	100%	$129,188	100%

(1)       Historical costs exclusive of depreciation and, in certain instances, after impairment losses.

Note 9.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2004 and 2003 (dollars in thousands, except per share amounts):

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,543	$35,506	$35,744	$40,730
Income from continuing operations	13,269	12,822	12,919	16,513
Net income	13,269	14,041	12,919	16,513
Per share data:
Income from continuing operations	$0.21	$0.20	$0.20	$0.26
Net income	$0.21	$0.22	$0.20	$0.26

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,350	$31,842	$32,101	$35,855
Income from continuing operations	12,059	10,961	10,449	13,565
Net income	12,059	9,801	10,449	13,565
Per share data:
Income from continuing operations	$0.21	$0.19	$0.18	$0.23
Net income	$0.21	$0.17	$0.18	$0.23

Note 10.  Commitments and Contingencies

In January 2002, HealthSouth Corporation, or HealthSouth, settled a default under its lease with us by exchanging properties.  We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered an amended lease, which included extending the lease to December 2011 from January 2006, reducing the annual rent from $10.3 million to $8.7 million and changing other lease terms between HealthSouth and us.  A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents filed by HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes.  In April 2003, we commenced a lawsuit against HealthSouth in the Land Court of the Commonwealth of Massachusetts seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.3 million and to change the lease term back to expire on January 1, 2006, among other matters.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth.  On November 2, 2004, HealthSouth

brought a new lawsuit against us in the Massachusetts Superior Court for Middlesex County seeking to prevent our termination of the amended lease; on November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent termination of the amended lease.  We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003.  We have also begun work to identify and qualify a new tenant operator for the hospitals.  Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.

In connection with obtaining regulatory approval for the acquisition and lease of one senior living property, we provided a guaranty and a security interest in that property of certain prepaid service obligations to residents.  We are contingently liable in the event the tenant, Five Star, or the operator, Sunrise Senior Living Services, Inc., of this property fail to provide these future services.  In addition, we guaranty approximately $3.0 million of surety bonds and insurance premiums for Five Star.

Note 11.  Pro Forma Information (unaudited)

We purchased 32 properties in 2004 for $187.9 million, including closing costs and 32 properties in 2003 for $179.4 million, including closing costs.

The following table presents our pro forma results of operations as if our 2004 and 2003 acquisitions and financings were completed on January 1, 2003.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor do they purport to represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2004	2003
Total revenues	$160,591	$158,588
Income from continuing operations	63,674	62,388
Net income	64,893	61,228

Per common share data:
Income from continuing operations	$0.93	$0.91
Net income	$0.95	$0.89

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollars in Thousands)

		Initial Cost to Company				Cost Amount Carried at Close of Period 12/31/04
Location	State	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Buildings and Equipment	Total (1)	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Beaufort	AL	$188	$2,320	$—	$—	$188	$2,320	$2,508	$8	11/19/2004	1999
Knoxville	AL	304	3,587	—	—	304	3,587	3,891	13	11/19/2004	1998
Seneca	AL	396	4,831	—	—	396	4,831	5,227	17	11/19/2004	2000
Peoria	AZ	2,687	15,843	390	—	2,687	16,233	18,920	1,382	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	416	—	2,315	14,066	16,381	1,201	1/11/2002	1984
Scottsdale	AZ	979	8,807	91	—	941	8,936	9,877	2,373	5/16/1994	1990
Sun City	AZ	1,174	10,569	173	—	1,189	10,727	11,916	2,827	6/17/1994	1990
Sun City West	AZ	400	3,305	2	—	400	3,307	3,707	176	2/28/2003	1998
Tucson	AZ	4,429	26,119	746	—	4,429	26,865	31,294	2,317	1/2/2002	1989
Yuma	AZ	223	2,100	(1,517)	—	103	703	806	244	6/30/1992	1984
Yuma	AZ	103	604	1,900	—	223	2,384	2,607	770	6/30/1992	1984
Arleta	CA	230	2,070	308	—	230	2,378	2,608	280	11/1/2000	1976
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,102	12/28/1990	1963
Laguna Hills	CA	3,132	28,184	475	—	3,172	28,619	31,791	7,365	9/9/1994	1975
Lancaster	CA	601	1,859	1,203	—	601	3,061	3,663	1,141	12/28/1990	1969
San Diego	CA	9,142	53,904	550	—	9,142	54,454	63,596	4,565	1/11/2002	1987
Stockton	CA	382	2,750	313	—	382	3,063	3,445	1,021	6/30/1992	1968
Stockton	CA	1,176	11,171	177	—	1,176	11,348	12,524	421	9/30/2003	1988
Thousand Oaks	CA	622	2,522	771	—	622	3,293	3,915	1,155	12/28/1990	1965
Van Nuys	CA	716	378	406	—	718	782	1,500	307	12/28/1990	1969
Canon City	CO	292	6,228	329	(3,512)	292	3,045	3,337	379	9/26/1997	1970
Colorado Springs	CO	245	5,236	460	(3,031)	245	2,665	2,910	338	9/26/1997	1972
Delta	CO	167	3,570	285	—	167	3,854	4,022	730	9/26/1997	1963
Grand Junction	CO	36	2,583	1,654	—	166	4,107	4,273	1,230	12/30/1993	1978
Grand Junction	CO	204	3,875	513	—	204	4,388	4,592	1,479	12/30/1993	1968
Lakewood	CO	232	3,766	998	—	232	4,764	4,996	1,750	12/28/1990	1972
Littleton	CO	185	5,043	(1,321)	—	400	3,507	3,907	186	12/28/1990	1965
Littleton	CO	400	3,505	2,103	—	184	5,824	6,008	2,191	2/28/2003	1998
New Haven	CT	1,681	14,953	2,205	(12,154)	1,681	5,004	6,685	2,641	5/11/1992	1971
Waterbury	CT	1,003	9,023	2,014	(5,694)	1,003	5,343	6,346	2,656	5/11/1992	1974
Newark	DE	2,010	11,852	362	—	2,010	12,214	14,224	1,050	1/11/2002	1991
Wilmington	DE	4,365	25,739	453	—	4,365	26,192	30,557	2,209	1/11/2002	1988
Wilmington	DE	1,179	6,950	290	—	1,179	7,240	8,419	619	1/11/2002	1974
Wilmington	DE	38	227	161	—	38	388	426	48	1/11/2002	1965
Wilmington	DE	869	5,126	541	—	869	5,667	6,536	494	1/11/2002	1989
Boca Raton	FL	4,404	39,633	798	—	4,474	40,362	44,835	10,718	5/20/1994	1994
Cape Coral	FL	400	2,904	3	—	400	2,907	3,307	155	2/28/2003	1998

		Initial Cost to Company				Cost Amount Carried at Close of Period 12/31/04
Location	State	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Buildings and Equipment	Total (1)	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Coral Springs	FL	3,410	20,104	572	—	3,410	20,676	24,086	1,740	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	636	—	3,196	19,484	22,680	1,643	1/11/2002	1990
Deerfield Beach	FL	1,664	14,972	298	—	1,690	15,245	16,934	4,048	5/16/1994	1986
Fort Lauderdale	FL	22	129	161	—	22	290	312	36	1/11/2002	1949
Fort Myers	FL	369	2,174	113	—	369	2,287	2,656	196	1/1/2002	1990
Fort Myers	FL	2,349	21,137	419	—	2,385	21,520	23,905	5,582	8/16/1994	1984
Palm Harbor	FL	3,327	29,945	591	—	3,379	30,484	33,863	8,095	5/16/1994	1992
Palm Harbor	FL	3,449	20,336	369	—	3,449	20,705	24,154	1,753	1/11/2002	1989
Port St. Lucie	FL	1,223	11,009	219	—	1,242	11,209	12,451	2,977	5/20/1994	1993
West Palm Beach	FL	2,061	12,153	854	—	2,061	13,007	15,068	1,076	1/11/2002	1988
Athens	GA	337	4,008	—	—	337	4,008	4,345	14	11/19/2004	1998
Bowling Green	GA	365	4,489	—	—	365	4,489	4,854	16	11/19/2004	1999
Camden	GA	322	3,957	—	—	322	3,957	4,279	14	11/19/2004	1999
College Park	GA	300	2,702	259	—	300	2,961	3,261	769	5/15/1996	1985
Conyers	GA	342	4,180	—	—	342	4,180	4,522	15	11/19/2004	1997
Dublin	GA	442	3,982	345	—	442	4,327	4,769	1,096	5/15/1996	1968
Jackson	GA	295	3,482	—	—	295	3,482	3,776	12	11/19/2004	1999
Marietta	GA	300	2,702	311	—	300	3,013	3,313	747	5/15/1996	1967
Mayfield	GA	268	3,195	—	—	268	3,195	3,464	11	11/19/2004	1999
Newport News	GA	581	6,924	—	—	581	6,924	7,505	24	11/19/2004	1998
Clarinda	IA	77	1,453	630	—	77	2,083	2,160	674	12/30/1993	1968
Council Bluffs	IA	225	893	370	—	225	1,263	1,488	395	4/1/1995	1963
Des Moines	IA	123	627	234	—	123	862	984	129	7/1/2000	1965
Glenwood	IA	322	2,098	289	—	322	2,387	2,709	333	7/1/2000	1964
Mediapolis	IA	94	1,776	462	—	94	2,239	2,332	730	12/30/1993	1973
Pacific Junction	IA	32	306	60	—	32	365	398	107	4/1/1995	1978
Winterset	IA	111	2,099	735	—	111	2,834	2,945	903	12/30/1993	1973
Arlington Heights	IL	3,621	32,587	535	—	3,665	33,077	36,743	8,512	9/9/1994	1986
Indianapolis	IN	2,781	16,396	730	—	2,785	17,122	19,907	1,438	1/11/2002	1986
South Bend	IN	400	3,105	2	—	400	3,107	3,507	165	2/28/2003	1988
Ellinwood	KS	130	1,137	235	—	130	1,372	1,502	344	4/1/1995	1972
Overland Park	KS	1,274	11,426	300	—	1,274	11,726	13,000	726	10/25/2002	1985
Overland Park	KS	2,568	15,140	364	—	2,568	15,504	18,072	1,314	1/11/2002	1984
Columbus	KY	294	3,506	—	—	294	3,506	3,800	12	11/19/2004	1999
Franklin	KY	322	3,825	—	—	322	3,825	4,147	13	11/19/2004	1997
Lafayette(4)	KY	—	10,848	342	—	—	11,190	11,190	920	1/11/2002	1985
Lexington(4)	KY	—	6,394	312	—	—	6,706	6,706	567	1/11/2002	1980
Lexington	KY	363	4,429	—	—	363	4,429	4,792	15	11/19/2004	1999
Louisville	KY	3,524	20,779	1,387	—	3,524	22,166	25,690	1,830	1/11/2002	1984

		Initial Cost to Company				Cost Amount Carried at Close of Period 12/31/04
Location	State	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Buildings and Equipment	Total (1)	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Orangeburg	KY	303	3,681	—	—	303	3,681	3,984	13	11/19/2004	1999
Braintree	MA	3,193	16,652	17	—	3,193	16,669	19,862	4,106	1/2/2002	1975
Winchester	MA	3,218	18,988	686	—	3,218	19,674	22,892	1,631	1/11/2002	1980
Woburn	MA	3,809	19,862	20	—	3,809	19,882	23,691	4,898	1/2/2002	1984
Bowie	MD	408	3,421	107	—	408	3,528	3,936	220	10/25/2002	2000
Easton	MD	383	4,555	143	—	383	4,699	5,081	292	10/25/2002	2000
Ellicott City	MD	1,410	22,691	247	—	1,410	22,938	24,348	507	3/1/2004	1997
Frederick	MD	385	3,444	127	—	385	3,572	3,956	222	10/25/2002	1998
Severna Park	MD	229	9,798	292	—	229	10,090	10,319	621	10/25/2002	1998
Silver Spring	MD	1,192	9,288	965	—	1,200	10,245	11,445	613	10/25/2002	1996
Silver Spring	MD	3,229	29,065	786	—	3,301	29,779	33,080	7,786	7/25/1994	1992
Farmington(5)	MI	474	3,682	269	—	474	3,951	4,425	512	7/1/2000	1969
Midland	MI	300	2,404	(198)	—	300	2,206	2,506	140	2/28/2003	1988
Monroe	MI	400	2,604	2	—	400	2,606	3,006	134	2/28/2003	1988
Monroe	MI	300	2,504	102	—	300	2,606	2,906	118	2/28/2003	1988
Portage	MI	600	4,807	205	—	600	5,012	5,612	266	2/28/2003	1998
Saginaw	MI	300	2,604	(98)	—	300	2,506	2,806	138	2/28/2003	1998
Eagan	MN	400	2,504	2	—	400	2,506	2,906	166	2/28/2003	1998
West St. Paul	MN	400	3,705	3	—	400	3,708	4,108	200	2/28/2003	1998
St. Joseph	MO	111	1,027	471	—	111	1,498	1,609	361	6/4/1993	1976
Tarkio	MO	102	1,938	640	—	102	2,578	2,680	814	12/30/1993	1970
Cary	NC	713	4,628	418	—	713	5,046	5,759	310	10/25/2002	1999
Chapel Hill	NC	800	6,409	5	—	800	6,414	7,214	341	2/28/2003	1996
Ainsworth	NE	25	420	257	—	25	677	702	131	7/1/2000	1966
Ashland	NE	28	1,823	187	—	28	2,010	2,038	307	7/1/2000	1965
Blue Hill	NE	56	1,063	291	—	56	1,353	1,410	181	7/1/2000	1967
Central City	NE	21	919	259	—	21	1,178	1,199	175	7/1/2000	1969
Columbus	NE	89	561	217	—	88	778	867	111	7/1/2000	1955
Edgar	NE	1	138	135	—	1	273	274	69	7/1/2000	1971
Exeter	NE	4	626	118	—	4	744	748	135	7/1/2000	1965
Grand Island	NE	119	1,446	686	—	119	2,132	2,251	493	4/1/1995	1963
Gretna	NE	267	673	139	(29)	237	813	1,050	163	7/1/2000	1972
Lyons	NE	13	797	224	—	13	1,021	1,034	169	7/1/2000	1969
Milford	NE	24	880	179	—	24	1,059	1,083	189	7/1/2000	1967
Sutherland	NE	19	1,251	199	—	19	1,450	1,469	210	7/1/2000	1970
Utica	NE	21	569	116	—	21	685	706	123	7/1/2000	1966
Waverly	NE	529	686	240	—	529	926	1,455	169	7/1/2000	1989

		Initial Cost to Company				Cost Amount Carried at Close of Period 12/31/04
Location	State	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Buildings and Equipment	Total (1)	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	2,708	9/29/1995	1994
Cherry Hill	NJ	1,001	8,176	(1)	—	1,001	8,175	9,176	213	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	430	—	4,885	29,233	34,118	2,458	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,235	(3)	—	1,375	11,232	12,607	292	12/29/2003	2001
Voorhees	NJ	1,001	8,179	(2)	—	1,001	8,177	9,178	213	12/29/2003	1998
Washington Twp	NJ	1,001	8,179	(2)	—	1,001	8,177	9,178	213	12/29/2003	1999
Albuquerque	NM	3,828	22,572	352	—	3,828	22,924	26,752	1,940	1/11/2002	1986
Columbus	OH	3,623	27,778	565	—	3,623	28,343	31,966	2,356	1/11/2002	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	903	6/4/1993	1965
Canonsburg	PA	1,499	13,493	606	—	1,518	14,080	15,598	9,130	3/1/1991	1985
Clarks Summitt	PA	1,001	8,235	(2)	—	1,001	8,233	9,234	214	12/29/2003	2001
Devon	PA	550	4,537	(1)	—	550	4,536	5,086	118	12/29/2003	2001
Exton	PA	1,001	8,235	(2)	—	1,001	8,233	9,234	217	12/29/2003	2000
Glen Mills	PA	1,001	8,235	(2)	—	1,001	8,233	9,234	224	12/29/2003	2001
Kingston	PA	—	5,683	—	—	—	5,683	5,683	142	12/29/2003	1997
Murraysville	PA	300	2,504	2	—	300	2,506	2,806	147	12/29/2003	1998
New Britain	PA	979	8,054	(2)	—	979	8,052	9,031	210	12/29/2003	1998
Penn Hills	PA	200	901	3	—	200	904	1,104	53	12/29/2003	1997
Anderson	SC	295	3,511	—	—	295	3,511	3,806	12	11/19/2004	1999
Bellgrade	SC	1,103	13,133	—	—	1,103	13,133	14,235	46	11/19/2004	1996
Columbia	SC	300	1,903	2	—	300	1,905	2,205	101	2/28/2003	1998
Cullman	SC	287	3,482	—	—	287	3,482	3,769	12	11/19/2004	1998
Dalton	SC	262	3,121	—	—	262	3,121	3,383	11	11/19/2004	1997
Hopkinsville	SC	316	3,751	—	—	316	3,751	4,067	13	11/19/2004	1999
Madison	SC	334	4,115	—	—	334	4,115	4,449	14	11/19/2004	1998
Myrtle Beach	SC	543	3,202	342	—	543	3,544	4,087	298	1/11/2002	1980
Paducah	SC	450	5,558	—	—	450	5,558	6,008	19	11/19/2004	2000
Rock Hill	SC	300	1,703	2	—	300	1,705	2,005	97	2/28/2003	1998
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,082	6/30/1992	1968
Huron	SD	45	968	1	—	45	969	1,014	337	6/30/1992	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,070	6/30/1992	1960
Cleveland	TN	305	3,739	—	—	305	3,739	4,044	13	11/19/2004	1998
Cookeville	TN	322	3,948	—	—	322	3,948	4,269	14	11/19/2004	1998
Gainesville	TN	268	3,264	—	—	268	3,264	3,531	11	11/19/2004	1998
Gallatin	TN	280	3,329	—	—	280	3,329	3,609	12	11/19/2004	1998
Goodlettsville	TN	400	3,495	(288)	—	300	3,307	3,607	186	2/28/2003	1998
Hartsville	TN	401	4,898	—	—	401	4,898	5,300	17	11/19/2004	1999
Maryville	TN	300	3,315	292	—	400	3,507	3,907	176	2/28/2003	1998
West End	TN	732	8,721	—	—	732	8,721	9,453	31	11/19/2004	1999

		Initial Cost to Company				Cost Amount Carried at Close of Period 12/31/04
Location	State	Land	Buildings and Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Buildings and Equipment	Total (1)	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Bellaire	TX	1,223	11,010	178	—	1,238	11,172	12,411	2,967	5/16/1994	1991
Dallas	TX	4,709	27,768	1,354	—	4,709	29,121	33,831	2,405	1/11/2002	1990
El Paso	TX	2,301	13,567	333	—	2,301	13,900	16,201	1,179	1/11/2002	1987
Houston	TX	5,537	32,647	861	—	5,537	33,508	39,045	2,825	1/11/2002	1989
San Antonio	TX	4,283	25,256	857	—	4,283	26,112	30,396	2,170	1/11/2002	1989
Woodlands	TX	3,694	21,782	1,119	—	3,694	22,901	26,595	1,901	1/11/2002	1988
Arlington	VA	1,859	16,734	295	—	1,885	17,004	18,888	4,446	7/25/1994	1992
Charlottesville	VA	641	7,637	—	—	641	7,637	8,278	27	11/19/2004	1998
Charlottesville	VA	2,936	26,422	472	—	2,976	26,853	29,830	7,076	6/17/1994	1991
Chesapeake	VA	160	1,498	66	—	160	1,564	1,724	72	5/30/2003	1988
Evans	VA	230	2,739	—	—	230	2,739	2,969	10	11/19/2004	1998
Fredericksburg	VA	287	8,480	241	—	287	8,721	9,008	551	10/25/2002	1998
Macon	VA	183	2,278	—	—	183	2,278	2,461	8	11/19/2004	1998
Poquoson	VA	220	2,041	58	—	220	2,099	2,319	95	5/30/2003	1987
Richmond	VA	134	3,191	171	—	134	3,362	3,496	204	10/25/2002	1999
Sheffield	VA	395	4,817	—	—	395	4,817	5,212	17	11/19/2004	1998
Virginia Beach	VA	881	7,926	140	—	893	8,054	8,947	2,139	5/16/1994	1990
Williamsburg	VA	270	2,468	73	—	270	2,541	2,811	114	5/30/2003	1987
Seattle	WA	256	4,869	68	—	256	4,936	5,193	1,705	11/1/1993	1964
Brookfield	WI	832	3,849	8,394	(6,552)	832	5,691	6,523	1,408	12/28/1990	1964
Clintonville	WI	49	1,625	225	—	30	1,869	1,899	710	12/28/1990	1965
Clintonville	WI	14	1,695	270	—	14	1,965	1,979	710	12/28/1990	1960
Madison	WI	144	1,633	377	—	144	2,011	2,154	708	12/28/1990	1920
Milwaukee	WI	277	3,883	936	—	277	4,819	5,096	1,509	3/27/1992	1969
Pewaukee	WI	984	2,432	307	—	984	2,739	3,723	982	9/10/1998	1963
Waukesha	WI	68	3,452	2,455	—	68	5,907	5,975	1,972	12/28/1990	1958
Laramie	WY	191	3,632	469	—	191	4,101	4,292	1,366	12/30/1993	1964
Worland	WY	132	2,503	796	—	132	3,299	3,431	1,044	12/30/1993	1970

	Total	$177,810	$1,391,468	$62,646	$(30,972)	$178,353	$1,422,599	$1,600,952	$199,232

(1)          Aggregate cost for federal income tax purposes is approximately $1.77 billion.

(2)          Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)          Includes acquisition dates of HRPT Properties Trust, our predecessor.

(4)         These properties are subject to our $7.2 million of capital leases.

(5)         These properties are collateral for our $54.2 million of mortgage notes.

(6)         This property is collateral for our $14.7 million of mortgage bonds.

Reconciliation of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2001	$593,199	$124,252
Additions	678,411	31,637
Disposals	(33,123)	(30,850)
Balance at December 31, 2002	1,238,487	125,039
Additions	181,542	35,728
Disposals	(1,788)	(341)
Balance at December 31, 2003	1,418,241	160,426
Additions	187,887	39,301
Disposals	(5,176)	(495)
Balance at December 31, 2004	$1,600,952	$199,232

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	March 9, 2005
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	March 9, 2005
John R. Hoadley

/s/ Frank J. Bailey	Trustee	March 9, 2005
Frank J. Bailey

/s/ John L. Harrington	Trustee	March 9, 2005
John L. Harrington

/s/ Gerard M. Martin	Trustee	March 9, 2005
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 9, 2005
Barry M. Portnoy

/s/ Frederick N. Zeytoonjian	Trustee	March 9, 2005
Frederick N. Zeytoonjian