Form 10-K/A
period 2004-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2005-03-16
CIK 1075415

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

In this Amendment No. 1 to Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 9, 2005.

Item 15 of the Annual Report is amended to add summary audited financial information regarding Sunrise Senior Living, Inc. for its fiscal years ended December 31, 2002, 2003 and 2004, as reported by that company in its press release furnished as an exhibit to its Form 8-K filed with the Securities and Exchange Commission on March 7, 2005 with respect to the fiscal years ended December 31, 2004 and 2003 and in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003 with respect to the fiscal year ended December 31, 2002.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the summary audited financial information described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules
Page
1.	The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:
	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet as of December 31, 2004 and 2003	F-3
	Consolidated Statement of Income for each of the three years in the period ended December 31, 2004	F-4
	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2004	F-5
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004	F-6
	Notes to Consolidated Financial Statements	F-8
	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004	S-1

2.	Summary audited financial information for Sunrise Senior Living Services, Inc.	F-1/A

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

Summary Financial Information of Sunrise Senior Living, Inc.

The following table presents summary financial information for Sunrise Senior Living, Inc., or Sunrise, for its fiscal years ended December 31, 2002, 2003 and 2004, as reported in its press release furnished as an exhibit to its Form 8-K filed with the Securities and Exchange Commission on March 7, 2005 with respect to the fiscal years ended December 31, 2004 and 2003 and in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003 with respect to the fiscal year ended December 31, 2002. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 for additional information with respect to Sunrise.

Summary Financial Information of Sunrise Senior Living, Inc.

(in thousands)

	As of or for the year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Operating revenue	$1,461,924	$1,108,540	$505,912
Net income	50,687	62,178	54,661
Total assets	1,085,714	1,009,798	1,116,151
Long-term debt, less current maturities	156,402	178,383	427,554
Shareholders’ equity	523,518	490,276	465,818

F-1/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 16, 2005