Form 10-K/A
period 2004-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2005-03-17
CIK 1075415

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

In this Amendment No. 2 to Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report to further amend Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission, or Commission, on March 9, 2005, as amended by Amendment No. 1 to Annual Report filed with the Commission on March 16, 2005. The amendment is made to update the summary financial information provided regarding Sunrise Senior Living, Inc. for its fiscal years ended December 31, 2002, 2003 and 2004, based on that company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004, filed with the Commission on March 16, 2005. The information contained on Page F-1/A to this Form 10-K/A supersedes in its entirety the information contained on Page F-1/A to the Amendment No. 1 to Annual Report referred to above. The summary financial information is the same as we reported in that Amendment No. 1, except to reflect Sunrise’s reclassification of certain 2002 operating revenues to conform to its 2004 presentation.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the summary financial information described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

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

Summary Financial Information of Sunrise Senior Living, Inc.

The following table presents summary audited financial information for Sunrise Senior Living, Inc., or Sunrise, for its fiscal years ended December 31, 2002, 2003 and 2004, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 for additional information with respect to Sunrise.

Summary Financial Information of Sunrise Senior Living, Inc.

(in thousands)

	As of or for the year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Operating revenue(1)	$1,461,924	$1,108,540	$427,689
Net income	50,687	62,178	54,661
Total assets	1,085,714	1,009,798	1,116,151
Long-term debt, less current maturities	156,402	178,383	427,554
Shareholders’ equity	523,518	490,276	465,818

(1)

As noted above, the information with respect to Sunrise’s fiscal year ended December 31, 2002 is as reported by Sunrise in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004. In its Annual Report on Form 10-K for its fiscal year ended December 31, 2003, Sunrise reported $505,912 of operating revenue for its fiscal year ended December 31, 2002. Note 2 to Item 6 of Sunrise’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004, relating to operating revenues, and Note 2 to Sunrise’s Consolidated Financial Statements contained in that report state that Sunrise reclassified certain balances to conform with the 2004 presentation.

References in this report to Annual Reports on Form 10-K for Sunrise are included as textual references only, and the information in such Annual Reports is not incorporated by reference into this report.

F-1/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 17, 2005