Form 10-K/A
period 2004-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2005-03-29
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 3

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

In this Amendment No. 3 to Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report to further amend Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, or our Annual Report, which was originally filed with the Securities and Exchange Commission, or Commission, on March 9, 2005, as amended by Amendment No. 1 to our Annual Report filed with the Commission on March 16, 2005, and Amendment No. 2 to our Annual Report filed with the the Commission on March 17, 2005.

Item 15 of our Annaul Report is further amended to add summary financial information regarding Five Star Quality Care, Inc. for its fiscal years ended December 31, 2002, 2003 and 2004, based on that company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the summary financial information described above and does not amend, update, or change any other items or disclosures contained in our Annual Report. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in our Annual Report.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules
Page
1.	The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:
	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet as of December 31, 2004 and 2003	F-3
	Consolidated Statement of Income for each of the three years in the period ended December 31, 2004	F-4
	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2004	F-5
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004	F-6
	Notes to Consolidated Financial Statements	F-8
	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004	S-1

2.	Summary audited financial information for Sunrise Senior Living, Inc.	F-1/A

3.	Summary audited financial information for Five Star Quality Care, Inc.	F-2/A

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

Summary Financial Information of Five Star Quality Care, Inc.

The following table presents summary audited financial information for Five Star Quality Care, Inc., or Five Star, for its fiscal years ended December 31, 2002, 2003 and 2004, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 for additional information with respect to Five Star.

Summary Financial Information of Five Star Quality Care, Inc.

(in thousands)

	As of or for the year ended
	December 31, 2004	December 31, 2003	December 31, 2002
Total revenues(1)	$628,005	$575,182	$519,106
Net income	3,291	(7,939)	(13,174)
Total assets	222,985	147,370	133,197
Total indebtedness	42,581	10,435	16,123
Total shareholders’ equity	95,904	64,427	65,047

(1)

As noted above, the information with respect to Five Star’s fiscal years ended December 31, 2002 and 2003 is as reported by Five Star in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004. In its Annual Report on Form 10-K for its fiscal year ended December 31, 2003, Five Star reported $576,215 of total revenues for its fiscal year ended December 31, 2003 and $519,403 of total revenues for its fiscal year ended December 31, 2002. Note 2 to Five Star’s Consolidated Financial Statements contained in that report states that Five Star reclassified certain balances to conform with the 2004 presentation.

References in this report to Annual Reports on Form 10-K for Five Star are included as textual references only, and the information in such Annual Reports is not incorporated by reference into this report.

F-2/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 29, 2005