Form 10-Q
period 2005-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2005-05-06
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Number of registrant’s common shares outstanding as of May 3, 2005:  68,534,927

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2005

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$178,357	$178,353
Buildings and improvements	1,426,336	1,422,599
	1,604,693	1,600,952
Less accumulated depreciation	209,978	199,232
	1,394,715	1,401,720

Cash and cash equivalents	3,564	3,409
Restricted cash	6,527	6,176
Deferred financing fees, net	8,885	9,367
Other assets	23,157	27,058
Total assets	$1,436,848	$1,447,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$38,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	393,816	393,775
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	75,691	76,162
Accrued interest	10,582	12,519
Other liabilities	8,826	9,366
Total liabilities	555,156	557,063

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 68,495,908 shares issued and outstanding	685	685
Additional paid-in capital	1,034,686	1,034,686
Cumulative net income	222,356	208,491
Cumulative distributions	(381,486)	(359,567)
Unrealized gain on investments	5,451	6,372
Total shareholders’ equity	881,692	890,667
Total liabilities and shareholders’ equity	$1,436,848	$1,447,730

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues:
Rental income	$38,888	$34,829
Interest and other income	339	1,714
Total revenues	39,227	36,543

Expenses:
Interest	11,223	10,370
Depreciation	10,746	9,585
General and administrative	3,393	3,319
Total expenses	25,362	23,274

Net income	$13,865	$13,269

Weighted average shares outstanding	68,496	62,354

Basic and diluted net income per share	$0.20	$0.21

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$13,865	$13,269
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,746	9,585
Amortization of deferred finance fees and debt discounts	531	526
Changes in assets and liabilities:
Restricted cash	(351)	(2)
Other assets	2,998	2,001
Accrued interest	(1,937)	(2,095)
Other liabilities	(559)	1,620
Cash provided by operating activities	25,293	24,904

Cash flows from investing activities:
Acquisitions	(3,741)	(24,466)
Cash used for investing activities	(3,741)	(24,466)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	86,144
Proceeds from borrowings on revolving bank credit facility	10,000	29,000
Repayments of borrowings on revolving bank credit facility	(9,000)	(97,000)
Repayment of debt	(471)	(192)
Deferred financing fees	(8)	—
Distributions to shareholders	(21,919)	(18,121)
Cash used for financing activities	(21,398)	(169)

Increase in cash and cash equivalents	155	269
Cash and cash equivalents at beginning of period	3,409	3,530
Cash and cash equivalents at end of period	$3,564	$3,799

Supplemental cash flow information:
Interest paid	$12,629	$11,939

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We recognize percentage rental income received for the first, second and third quarters in the fourth quarter.  Percentage rent deferred for the three months ended March 31, 2005 and 2004, was $815,000 and $840,000, respectively.

Note 2.  Real Estate Properties

At March 31, 2005, we owned 181 properties located in 32 states.

During the three months ended March 31, 2005, pursuant to the terms of our leases with Five Star, we purchased $3.7 million of improvements made to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $374,000.

Note 3.  Unrealized Gain on Investments

On March 31, 2005, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain On Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on March 31, 2005 ($11.91 and $8.44 per share, respectively) and on the date they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$13,865	$13,269
Other comprehensive income:
Change in unrealized gain on investments	(921)	1,192
Comprehensive income	$12,944	$14,461

Note 5.  Indebtedness

We have a $250.0 million, interest only, unsecured revolving bank credit facility. Our revolving bank credit facility matures in November 2005 and may be extended at our option to November 2006 upon our payment of an extension fee. The interest rate (4.1% at March 31, 2005) is LIBOR plus a margin. As of March 31, 2005, $38.0 million was outstanding and $212.0 million was available under this facility.

Note 6.  Shareholders’ Equity

On February 22, 2005, we paid a $0.32 per share, or $21.9 million, distribution to our common shareholders for the quarter ended December 31, 2004. On April 4, 2005, we declared a distribution of $0.32 per share,  or $21.9 million, to be paid to common shareholders of record on April 20, 2005 with respect to our results for the quarter ended March 31, 2005. We expect to pay this distribution on or about May 20, 2005.

Note 7.  Commitments and Contingencies

As described in our 2004 Annual Report on Form 10-K, we are in litigation with HealthSouth Corporation,  or HealthSouth. In January 2002, HealthSouth settled a default under its lease with us by exchanging properties. We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us. In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered an amended lease, which included extending the lease to December 2011 from January 2006, reducing the annual rent from $10.3 million to $8.7 million and changing other lease terms between HealthSouth and us. A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth. In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents filed by HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes. In April 2003, we commenced a lawsuit against HealthSouth in the Land Court of the Commonwealth of Massachusetts seeking, among other matters, to reform the amended lease based upon HealthSouth’s fraud by increasing the rent payable to us back to $10.3 million and to change the lease term back to expire on January 1, 2006, among other matters. HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters. This litigation is pending at this time. In June 2004, we declared an event  of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease. On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth. On November 2, 2004, HealthSouth brought a new lawsuit against us in the Massachusetts Superior Court for Middlesex County seeking to prevent our termination of the amended lease; on November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent termination of the amended lease. We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003. We have also begun work to identify and qualify a new tenant operator for the hospitals. Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us. During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2004.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of March 31, 2005 (dollars in thousands)

	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(2)	36	10,412	$902,306	56.2%	$90,612	57.0%
Assisted living facilities	81	5,337	438,082	27.3%	42,452	26.7%
Skilled nursing facilities	62	6,433	220,752	13.8%	17,119	10.8%
Hospitals	2	364	43,553	2.7%	8,700	5.5%
Total	181	22,546	$1,604,693	100.0%	$158,883	100.0%

Tenant/Operator
Five Star/Sunrise (3)	31	7,307	$628,892	39.2%	$64,206	40.4%
Five Star	98	7,731	408,914	25.4%	32,005	20.1%
Sunrise/Marriott (4)	14	4,091	325,473	20.3%	31,197	19.6%
NewSeasons/IBC (5)	10	1,019	87,641	5.5%	9,287	5.9%
HealthSouth(6)	2	364	43,553	2.7%	8,700	5.5%
Alterra Healthcare Corporation	18	894	61,126	3.8%	7,136	4.5%
Genesis HealthCare Corporation	1	156	13,007	0.8%	1,522	1.0%
5 private companies (combined)	7	984	36,087	2.3%	4,830	3.0%
Total	181	22,546	$1,604,693	100.0%	$158,883	100.0%

Tenant Operating Statistics (Quarter Ended March 31) (7)

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (3)	1.14x	1.12x	92%	90%	85%	85%	12%	11%	3%	4%
Five Star (8)	1.63x	1.62x	87%	89%	41%	35%	40%	20%	19%	45%
Sunrise/Marriott (4)	1.25x	1.31x	90%	88%	80%	82%	16%	13%	4%	5%
NewSeasons/IBC(5)	1.11x	0.96x	79%	79%	100%	100%	—	—	—	—
HealthSouth(6) (9)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.63x	1.63x	84%	83%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.71x	1.56x	96%	96%	23%	22%	29%	33%	48%	45%
5 private companies (combined)	1.87x	1.95x	87%	87%	24%	24%	21%	23%	55%	53%

(1)          Amounts are before depreciation, but after impairment write downs.

(2)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)          These 31 properties leased to Five Star Quality Care, Inc., or Five Star, are managed by Sunrise Senior Living, Inc., or Sunrise. Sunrise does not guaranty Five Star’s lease obligations. Rent coverage is after non-subordinated management fees of $5.6 million and $4.6 million in the quarter ended March 31, 2005 and 2004, respectively.

(4)          Marriott International, Inc., or Marriott, guarantees the lease for the 14 properties leased to Sunrise.

(5)          Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons Assisted Living Communities, Inc., or NewSeasons.

(6)          Effective January 2, 2002, we entered an amended lease with HealthSouth for two hospitals. In April 2003, we commenced a lawsuit against HealthSouth seeking, among other matters, to reform the amended lease based upon HealthSouth’s fraud by increasing the rent payable to us from the date of amendment forward.  This litigation is pending at this time. On October 26, 2004, we terminated the amended lease for default because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On November 2, 2004, HealthSouth brought a new lawsuit against us seeking to prevent our termination of the amended lease.  On November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent the lease termination.  We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003.  We have also begun work to identify and qualify a new tenant operator for the hospitals.  Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.

(7)          All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us. We have not independently verified our tenants’ operating data.

(8)          Includes data for periods prior to our ownership of certain properties included in this lease.

(9)          During 2003, HealthSouth issued a press release stating that its historical financial information should not be relied upon. Since that time and through the date of this report, HealthSouth has not filed audited financial information with the SEC. Because we have reason to doubt whatever information we have from HealthSouth we do not disclose any operating data for this tenant.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004:

	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)

Rental income	$38,888	$34,829	$4,059	11.7%
Interest and other income	339	1,714	(1,375)	(80.2)%

Interest expense	$11,223	$10,370	$853	8.2%
Depreciation expense	10,746	9,585	1,161	12.1%
General and administrative expense	3,393	3,319	74	2.2%

Net income	$13,865	$13,269	$596	4.5%
Weighted average shares outstanding	68,496	62,354	6,142	9.9%
Net income per share	$0.20	$0.21	$(0.01)	(4.8)%

Rental income increased because of the full impact of rents from our real estate acquisitions made during 2004 totaling $187.9 million.  Interest and other income for the three months ended March 31, 2004, includes a $1.25 million settlement payment we received from Marriott in January 2004.

Interest expense increased due to our assumption of $48.8 million of debt in connection with an acquisition during the fourth quarter of 2004 and higher interest costs associated with our revolving bank credit facility.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $38.5 million and 4.0% and $46.6 million and 2.7% for the three months ended March 31, 2005 and 2004, respectively.

Depreciation expense for the first quarter of 2005 increased as a result of depreciation on our real estate acquisitions made during 2004 totaling $187.9 million.  General and administrative expenses include, in 2005, $400,000 of HealthSouth litigation costs, and in 2004, $775,000 of due diligence costs incurred in connection with a failed potential acquisition.  General and administrative expenses, exclusive of due diligence and litigation costs, increased in 2005 by $449,000, or 17.6%, due to acquisitions during 2004 and accounting and other costs associated with the Sarbanes-Oxley Act of 2002 and related SEC rules.

Net income increased because of the changes described above in revenues and expenses.  Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal sources of funds for current expenses and distributions to shareholders.  We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need to pay operating expenses and our desire to make distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders. Our revolving bank credit facility matures in November 2005, but we may extend it to November 2006 upon payment of an extension fee.  The revolving bank credit facility permits us to borrow up to $250.0 million and includes a feature under which we may expand the maximum borrowing to $500.0 million, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a margin.  As of the date of this report, we are considering whether to renew or extend our existing revolving bank credit facility before it expires in November 2005.

In March 2005, we purchased $3.7 million of improvements made to some of our properties.  We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

At March 31, 2005, we had $3.6 million of cash and cash equivalents and $212.0 million available under our revolving bank credit facility. We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding on our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of March 31, 2005, we had $1.5 billion available on an effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On February 22, 2005, we paid a $0.32 per common share, or $21.9 million, distribution to our common shareholders for the quarter ended December 31, 2004.  On April 4, 2005, we declared a distribution of $0.32 per common share, or $21.9 million, to be paid to our common shareholders of record on April 20, 2005 with respect to our results for the quarter ended March 31, 2005.  We expect to pay this distribution on or about May 20, 2005, using cash on hand and borrowings under our revolving bank credit facility.

As of March 31, 2005, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$529,914	$43,169	$2,200	$2,491	$482,054
Capital Lease Obligations	7,018	644	1,905	2,209	2,260
Ground Lease Obligations	3,176	142	284	284	2,466
Total	$540,108	$43,955	$4,389	$4,984	$486,780

(1)          Our term debt maturities are as follows:  $42.2 million in 2005; $282.2 million in 2012; $12.6 million in 2013; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

As of May 3, 2005, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.  We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours. The junior subordinated debentures due in 2041 which fund these trust preferred securities are included on our balance sheet.

Debt Covenants

Our principal debt obligations at March 31, 2005, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of March 31, 2005, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

In addition to our unsecured debt obligations, we had $75.7 million of mortgage debt and secured bonds outstanding at March 31, 2005.  Our mortgage debt and secured bonds are secured by 22 of our properties.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings. However, our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt or junior subordinated debentures indenture would be a default under our revolving bank credit facility.

Related Party Transactions

During 2005, pursuant to the terms of our leases with Five Star, we purchased $3.7 million of improvements to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $374,000.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2004.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2005.  As of March 31, 2005, we had $38.0 million outstanding and $212.0 million available for borrowing under our revolving bank credit facility.  We may make repayments under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $38.0 million at March 31, 2005, was 4.1% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2005	4.1%	$38,000	$1,558
10% reduction	3.7%	$38,000	$1,406
10% increase	4.5%	$38,000	$1,710

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE, WE ARE CURRENTLY INVOLVED IN LITIGATION WITH HEALTHSOUTH.  WE HAVE SENT HEALTHSOUTH A LEASE TERMINATION NOTICE AND HEALTHSOUTH HAS DISPUTED THE LEASE TERMINATION AND CONTINUED TO PAY US MONTHLY AMOUNTS EQUAL TO THE DISPUTED AMOUNTS DUE UNDER THE TERMINATED LEASE.  WE CANNOT PREDICT HOW OR WHEN OUR DISPUTES WITH HEALTHSOUTH WILL BE RESOLVED.  DISCOVERY DURING LAWSUITS OR DECISIONS BY COURTS MAY CREATE RESULTS THAT ARE DIFFERENT FROM ANY IMPLICATIONS HEREIN.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

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

PART II.                Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have an agreement with Reit Management & Research LLC, or RMR, whereby RMR provides management services to us.  Under the terms of this agreement, on April 4, 2005, we issued 39,019 common shares in payment of an incentive fee of $761,000 for services rendered by RMR during 2004 based upon a per common share price of $19.50.  These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

10.1	Summary of Trustee Compensation. (filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 5, 2005

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial officer)
Dated: May 5, 2005