Form 10-Q
period 2005-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2005-08-03
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

Number of registrant’s common shares outstanding as of August 2, 2005:  68,537,927

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2005

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to  Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$180,283	$178,353
Buildings and improvements	1,447,948	1,422,599
	1,628,231	1,600,952
Less accumulated depreciation	220,195	199,232
	1,408,036	1,401,720

Mortgage investments	24,000	—
Cash and cash equivalents	7,207	3,409
Restricted cash	2,087	6,176
Deferred financing fees, net	8,396	9,367
Other assets	23,687	27,058
Total assets	$1,473,413	$1,447,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$84,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	393,857	393,775
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	71,077	76,162
Accrued interest	12,702	12,519
Other liabilities	7,902	9,366
Total liabilities	597,779	557,063

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 68,537,927 shares issued and outstanding	685	685
Additional paid-in capital	1,035,055	1,034,686
Cumulative net income	237,380	208,491
Cumulative distributions	(403,417)	(359,567)
Unrealized gain on investments	5,931	6,372
Total shareholders’ equity	875,634	890,667
Total liabilities and shareholders’ equity	$1,473,413	$1,447,730

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Rental income	$39,094	$35,189	$77,982	$70,018
Interest and other income	511	317	850	2,031
Total revenues	39,605	35,506	78,832	72,049

Expenses:
Interest	11,443	10,255	22,675	20,625
Depreciation	10,759	9,687	21,505	19,272
General and administrative	3,087	2,742	6,480	6,061
Total expenses	25,289	22,684	50,660	45,958

Income from continuing operations	14,316	12,822	28,172	26,091
Gain on sale of property	717	1,219	717	1,219
Net income	$15,033	$14,041	$28,889	$27,310

Weighted average shares outstanding	68,537	63,471	68,516	62,913

Basic and diluted earnings per share:
Income from continuing operations	$0.21	$0.20	$0.41	$0.41
Gain on sale of property	0.01	0.02	0.01	0.02
Net income	$0.22	$0.22	$0.42	$0.43

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,889	$27,310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,505	19,272
Gain on sale of property	(717)	(1,219)
Amortization of deferred finance fees and debt discounts	1,061	1,052
Changes in assets and liabilities:
Restricted cash	4,089	4,927
Other assets	2,698	2,140
Accrued interest	183	49
Other liabilities	(863)	471
Cash provided by operating activities	56,845	54,002

Cash flows from investing activities:
Acquisitions	(31,704)	(32,648)
Proceeds from sale of real estate	4,600	5,900
Mortgage financing provided	(24,000)	—
Cash used for investing activities	(51,104)	(26,748)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	86,144
Proceeds from borrowings on revolving bank credit facility	66,000	43,000
Repayments of borrowings on revolving bank credit facility	(19,000)	(112,000)
Repayment of debt	(5,085)	(5,318)
Deferred financing fees	(8)	—
Distributions to shareholders	(43,850)	(37,796)
Cash used for financing activities	(1,943)	(25,970)

Increase in cash and cash equivalents	3,798	1,284
Cash and cash equivalents at beginning of period	3,409	3,530
Cash and cash equivalents at end of period	$7,207	$4,814

Supplemental cash flow information:
Interest paid	$21,430	$19,524

Non-cash investing and financing activities:
Issuance of common shares	369	307

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to prior period financial statements to conform to the current period presentation.

DEFERRED PERCENTAGE RENTS.  We recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred was $775,000 and $1.6 million for the three and six months ended June 30, 2005, respectively, and $794,000 and $1.6 million for the three and six months ended June 30, 2004, respectively.

Note 2.  Real Estate Properties

At June 30, 2005, we owned 184 properties located in 32 states.

On June 5, 2005, we purchased from Five Star Quality Care, Inc., or Five Star, four assisted living communities for $24.0 million, which we leased back to Five Star.  These properties contain 299 living units and 100% of the revenues at these facilities are paid by residents from their private resources.  These communities were added to a combination lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the combined lease was increased by $2.2 million and percentage rent based on increases in gross revenues at the four properties added will commence in 2007.

In addition to this sale leaseback, we also agreed to provide a first mortgage line of credit to assist Five Star with financing the purchase of six assisted living communities located in suburban Pittsburgh, Pennsylvania. The line of credit may be drawn for up to $43.5 million or 75% of the purchase price. At closing, $24.0 million of this line of credit was drawn.  The balance may be drawn by Five Star to finance future acquisitions or for its other business purposes.  This mortgage line of credit requires payment of interest only at 9% per annum until it matures on June 30, 2007.

On May 18, 2005, we sold a nursing home to Five Star for $4.6 million and recognized a gain of $717,000.  This property was leased on a combined basis with 97 other properties we lease to Five Star.  Under the terms of our lease with Five Star, upon the sale of the property, the annual rent payable under the combined lease was reduced by 10% of the net proceeds that we received from the sale, or $460,000.

During the six months ended June 30, 2005, pursuant to the terms of our leases with Five Star, we purchased $7.7 million of improvements made to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $770,000.

Note 3.  Unrealized Gain on Investments

On June 30, 2005, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain on Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on June 30, 2005 ($12.43 and $7.30 per share, respectively) and on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$15,033	$14,041	$28,889	$27,310
Other comprehensive income:
Change in unrealized gain on investments	480	(1,272)	(441)	(80)
Comprehensive income	$15,513	$12,769	$28,448	$27,230

Note 5.  Indebtedness

On July 29, 2005, we amended our unsecured revolving bank credit facility to increase the available borrowing amount from $250.0 million to $550.0 million and extend the maturity date from November 2005 to November 2009, with an option to extend the maturity by one additional year upon payment of a fee. The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 1.45% to LIBOR plus 1.00%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate on this facility averaged 4.6% and 4.4% for the three and six months ended June 30, 2005, respectively, and 2.7% for the three and six months ended June 30, 2004.

As discussed in Note 2, we sold a property to Five Star on May 18, 2005. Simultaneous with this sale, we repaid the $4.2 million mortgage note that was secured by this property.  This mortgage note was also secured by $4.3 million of restricted cash, which became unrestricted when the mortgage note was prepaid.

Note 6.  Shareholders’ Equity

On May 20, 2005, we paid a $0.32 per share, or $21.9 million, distribution to our common shareholders for the quarter ended March 31, 2005. On July 5, 2005, we declared a distribution of $0.32 per share, or $21.9 million, to be paid to common shareholders of record on July 20, 2005 with respect to our results for the quarter ended June 30, 2005. We expect to pay this distribution on or about August 19, 2005.

Under the terms of our advisory agreement with Reit Management and Research, LLC, or RMR, on April 4, 2005, we issued 39,019 common shares in payment of an incentive fee for services rendered by RMR during 2004.  These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Note 7.  Commitments and Contingencies

As described in our 2004 Annual Report on Form 10-K, we are in litigation with HealthSouth Corporation, or HealthSouth. In January 2002, HealthSouth settled a default under its lease with us by exchanging properties. We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered an amended lease, reducing the annual rent from $10.3 million to $8.7 million, extending the lease term and changing other lease terms between HealthSouth and us. A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth. In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents filed by HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes. In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease based upon HealthSouth’s fraud by increasing the rent payable to us back to $10.3 million and to change the lease term to its historical expiration on January 1, 2006, among other matters. HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters. This litigation is pending at this time. In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease. On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth. On November 2, 2004, HealthSouth brought a new lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease; on November 9, 2004, after a hearing, the court denied HealthSouth’s request for a preliminary injunction to prevent termination of the amended lease. We are currently seeking an expedited judicial determination that the lease termination was valid and we are pursuing damages against HealthSouth in the lawsuit which we brought in 2003. We have also begun work to identify and qualify a new tenant operator for the hospitals. Our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us. During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.  On June 27, 2005, HealthSouth filed with the SEC a restated Report 10-K for the periods ending December 31, 2003.  This restated Report 10-K includes financial data which shows HealthSouth to have a substantial negative net worth and a history of substantial operating losses.  To date we have been unable to obtain current financial or operating data concerning HealthSouth or our hospitals upon which we believe we can rely.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2004.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of June 30, 2005

(dollars in thousands)

	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(2)	36	10,412	$903,575	55.5%	$90,612	56.3%
Assisted living facilities	85	5,636	462,783	28.4%	44,625	27.7%
Skilled nursing facilities	61	6,309	218,320	13.4%	17,042	10.6%
Hospitals	2	364	43,553	2.7%	8,700	5.4%
Total	184	22,721	$1,628,231	100.0%	$160,979	100.0%

Tenant/Operator
Five Star/Sunrise (3)	31	7,307	$630,162	38.7%	$64,333	40.0%
Five Star	101	7,906	431,182	26.4%	33,974	21.1%
Sunrise/Marriott (4)	14	4,091	325,473	20.0%	31,197	19.3%
NewSeasons/IBC (5)	10	1,019	87,641	5.4%	9,287	5.8%
HealthSouth (6)	2	364	43,553	2.7%	8,700	5.4%
Alterra Healthcare Corporation	18	894	61,126	3.8%	7,136	4.4%
Genesis HealthCare Corporation	1	156	13,007	0.8%	1,522	1.0%
5 private companies (combined)	7	984	36,087	2.2%	4,830	3.0%
Total	184	22,721	$1,628,231	100.0%	$160,979	100.0%

Tenant Operating Statistics (Quarter Ended June 30) (7)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2005		2004		2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (3)	1.17	x	1.12	x	92%	90%	84%	85%	12%	11%	4%	4%
Five Star (8)	1.68	x	1.65	x	87%	87%	42%	34%	20%	21%	38%	45%
Sunrise/Marriott (4)	1.25	x	1.35	x	89%	89%	81%	81%	15%	14%	4%	5%
NewSeasons/IBC (5)	1.10	x	1.12	x	81%	78%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.80	x	1.64	x	84%	81%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.03	x	2.13	x	96%	97%	23%	24%	29%	35%	48%	41%
5 private companies (combined)	1.89	x	1.89	x	87%	86%	24%	25%	21%	22%	55%	53%

Tenant Operating Statistics (Six Months Ended June 30) (7)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2005		2004		2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (3)	1.16	x	1.12	x	92%	90%	84%	85%	4%	11%	12%	4%
Five Star (8)	1.65	x	1.63	x	87%	88%	42%	35%	38%	45%	20%	20%
Sunrise/Marriott (4)	1.25	x	1.33	x	90%	89%	81%	81%	4%	14%	15%	5%
NewSeasons/IBC (5)	1.11	x	1.02	x	81%	79%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.75	x	1.62	x	84%	81%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.87	x	1.84	x	96%	96%	21%	23%	32%	34%	47%	43%
5 private companies (combined)	1.89	x	1.92	x	87%	86%	24%	25%	25%	22%	51%	53%

(1)          Amounts are before depreciation, but after impairment write downs.

(2)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)          These 31 properties are leased to Five Star and 30 are managed by Sunrise Senior Living, Inc., or Sunrise. Sunrise does not guaranty Five Star’s lease obligations. Rent coverage is after non-subordinated management fees of $5.6 million and $11.1 million, and $4.6 million and $9.2 million in the quarter and six months ended June 30, 2005 and 2004, respectively.

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

During 2003, HealthSouth issued a press release stating that its previously published historical financial information should not be relied upon.  From then until June 27, 2005, HealthSouth failed to file audited financial information with the SEC. On June 27, 2005, HealthSouth filed a restated Report 10-K for periods ending December 31, 2003, which shows a substantial negative net worth and a history of substantial operating losses.  We have been unable to obtain reliable current operating and financial data concerning the operations of HealthSouth or our hospitals and so we do not disclose any operating or financial data for these hospitals or this operator.

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

(8)          Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004:

	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$39,094	$35,189	$3,905	11.1%
Interest and other income	511	317	194	61.2%

Interest expense	11,443	10,255	1,188	11.6%
Depreciation expense	10,759	9,687	1,072	11.1%
General and administrative expense	3,087	2,742	345	12.6%
Gain on sale of properties	717	1,219	(502)	(41.2)%

Net income	$15,033	$14,041	$992	7.1%
Weighted average shares outstanding	68,537	63,471	5,066	8.0%
Net income per share	$0.22	$0.22	$0.00	0.0%

Rental income increased because of the full impact of rents from our real estate acquisitions totaling $187.8 million made since April 1, 2004.  Interest and other income for the three months ended June 30, 2005 includes $166,000 of mortgage interest income related to the $24.0 million of mortgage financing provided to Five Star in June 2005.

Interest expense increased due to our assumption of $48.8 million of debt in connection with an acquisition during the fourth quarter of 2004 and higher interest costs associated with our revolving bank credit facility.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $52.3 million and 4.6% and $29.9 million and 2.7% for the three months ended June 30, 2005 and 2004, respectively.

Depreciation expense for the second quarter of 2005 increased as a result of depreciation on our real estate acquisitions totaling $187.8 million made since April 1, 2004.  General and administrative expenses include $500,000 of HealthSouth litigation costs in the second quarter of 2005.  General and administrative expenses, exclusive of litigation costs, decreased in 2005 by $155,000, or 5.7%, due to a reduction in estimated incentive fees under our advisory contract accrued in 2005, offset by acquisitions since April 1, 2004 and accounting and other costs associated with the Sarbanes-Oxley Act of 2002 and related SEC rules.

Net income increased because of the changes in revenues and expenses described above.  Net income per share was unchanged because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in December 2004.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004:

	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$77,982	$70,018	$7,964	11.4%
Interest and other income	850	2,031	(1,181)	(58.1)%

Interest expense	22,675	20,625	2,050	9.9%
Depreciation expense	21,505	19,272	2,233	11.6%
General and administrative expense	6,480	6,061	419	6.9%
Gain on sale of properties	717	1,219	(502)	(41.2)%

Net income	$28,889	$27,310	$1,579	5.8%
Weighted average shares outstanding	68,516	62,913	5,603	8.9%
Net income per share	$0.42	$0.43	$(0.01)	(2.3)%

Rental income increased because of the full impact of rents from our real estate acquisitions totaling $211.9 million made since January 1, 2004.  Interest and other income for the six months ended June 30, 2004 includes a $1.25 million settlement payment we received from Marriott in January 2004.

Interest expense increased due to our assumption of $48.8 million of debt in connection with an acquisition during the fourth quarter of 2004 and higher interest costs associated with our revolving bank credit facility.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $45.5 million and 4.4% and $38.3 million and 2.7% for the six months ended June 30, 2005 and 2004, respectively.

Depreciation expense for the first half of 2005 increased as a result of depreciation on our real estate acquisitions totaling $211.9 million made since January 1, 2004.  General and administrative expenses include $900,000 and $50,000 of HealthSouth litigation costs for the six months ended June 30, 2005 and 2004, respectively, and in 2004, $775,000 of due diligence costs incurred in connection with a failed potential acquisition.  General and administrative expenses, exclusive of due diligence and litigation costs, increased in 2005 by $344,000, or 6.6%, due to acquisitions made since January 1, 2004 and accounting and other costs associated with the Sarbanes-Oxley Act of 2002 and related SEC rules, offset by a reduction in estimated incentive fees under our advisory contract accrued in 2005.

Net income increased because of the changes in revenues and expenses described above.  Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2004.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need to pay operating expenses and our desire to make distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders. In July 2005, we amended our existing revolving bank credit facility to extend its maturity from November 2005 to November 2009, with an extension option to November 2010 upon payment of an extension fee.  Availability under the revolving bank credit facility increased from $250.0 million to $550.0 million, and the amended facility includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a margin.

In June 2005, we purchased four assisted living communities for $24.0 million and provided a mortgage financing line of credit for up to $43.5 million secured by six assisted living facilities.  As of June 30, 2005, $24.0 million of this mortgage financing was drawn and due to us. These investments, totaling $48.0 million, were funded with borrowings under our revolving bank credit facility and cash on hand.

In May 2005, we sold one nursing home for $4.6 million.  We used the proceeds to repay borrowings and for general business purposes.  We prepaid one of our mortgage obligations for $4.2 million in connection with the sale of this property.

During 2005, we purchased $7.7 million of improvements made to some of our properties. We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

At June 30, 2005, we had $7.2 million of cash and cash equivalents and $166.0 million available for borrowing under our then existing revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding on our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities. As of June 30, 2005, we had $1.5 billion available on an effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On May 20, 2005, we paid a $0.32 per common share, or $21.9 million, distribution to our common shareholders for the quarter ended March 31, 2005.  On July 5, 2005, we declared a distribution of $0.32 per common share, or $21.9 million, to be paid to our common shareholders of record on July 20, 2005 with respect to our results for the quarter ended June 30, 2005.  We expect to pay this distribution on or about August 19, 2005, using cash on hand and borrowings under our revolving bank credit facility.

As of June 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations(1)	$571,510	$84,503	$2,200	$2,491	$482,316
Capital Lease Obligations	6,808	434	1,905	2,209	2,260
Ground Lease Obligations	3,140	142	284	284	2,430
Total	$581,458	$85,079	$4,389	$4,984	$487,006

(1)          Our term debt maturities are as follows:  $84.0 million in 2009 (in July 2005, our credit facility was extended from November 2005 to November 2009); $282.1 million in 2012; $12.5 million in 2013; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

On June 3, 2005, we agreed to provide Five Star a line of credit secured by first mortgages on six assisted living properties.  The maximum borrowing under this line of credit is $43.5 million.  At June 30, 2005, $24.0 million was drawn and funded by us and we are contractually obligated to fund up to an additional $19.5 million.  The six facilities which secure our mortgage were purchased by the borrower, Five Star, simultaneously with our providing this line of credit.  The purchase price paid by the borrower, Five Star, was $58.0 million.  Our contractual funding obligations under this mortgage line of credit continues until it is repaid or matures on June 30, 2007, when Five Star is obligated to repay all amounts then outstanding.

As of August 2, 2005, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.  We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours. The junior subordinated debentures due in 2041 which fund these trust preferred securities are included on our balance sheet.

Debt Covenants

Our principal debt obligations at June 30, 2005, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of June 30, 2005, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

In addition to our unsecured debt obligations, we had $71.1 million of mortgage debt and secured bonds outstanding at June 30, 2005.  Our mortgage debt and secured bonds are secured by 21 of our properties.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt or junior subordinated debentures indenture would be a default under our revolving bank credit facility.

Related Party Transactions

On June 5, 2005, we purchased from Five Star Quality Care, Inc., or Five Star, four assisted living communities for $24.0 million, which were leased back to Five Star.  These properties contain 299 living units and 100% of the revenues at these facilities are paid by residents from their private resources.  These communities were added to a combination lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the combined lease was increased by $2.2 million and percentage rent based on increases in gross revenues at the four properties added will commence in 2007.

In addition to this sale leaseback, we also agreed to provide a first mortgage line of credit to assist Five Star with financing the purchase of six assisted living communities in suburban Pittsburgh, Pennsylvania.  The line of credit may be drawn for up to $43.5 million, or 75% of Five Star’s purchase price.  At closing, $24.0 million of this line of credit was drawn.  The balance may be drawn by Five Star to finance future acquisitions or for its other business purposes.  This mortgage line of credit requires payment of interest only at 9% per annum until it matures on June 30, 2007.

On May 18, 2005, we sold one property to Five Star for net proceeds of $4.6 million and recognized a gain of $717,000.  This property was leased on a combined basis with 97 other properties we lease to Five Star. Under the terms of our lease with Five Star, the annual rent payable to us was reduced by 10% of the net proceeds we received from this sale, or $460,000.

During 2005, pursuant to the terms of our leases with Five Star, we purchased $7.7 million of improvements to our properties leased by Five Star, and the annual rent payable to us by Five Star was increased by 10% of the amounts invested, or $770,000.

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

Our unsecured revolving bank credit facility accrues interest at floating rates.  The facility was amended and the maturity date was extended from November 2005 to November 2009.  As of June 30, 2005, we had $84.0 million outstanding under our revolving bank credit facility. We may make repayments under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $84.0 million at June 30, 2005, was 4.75% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at June 30, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2005	4.75%	$84,000	$3,990
10% reduction	4.28%	$84,000	$3,595
10% increase	5.23%	$84,000	$4,393

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.                Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2005, we granted each of our three independent trustees 1,000 common shares of beneficial interest, par value $0.01 per share, valued at $17.64 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 10, 2005, our shareholders re-elected Frederick N. Zeytoonjian as trustee (63,593,260 shares voted for and 1,627,189 shares withheld).  The term of office of Mr. Zeytoonjian will extend until our annual meeting of shareholders in 2008.  Messrs. Frank J. Bailey, John L. Harrington, Gerard M. Martin and Barry M. Portnoy continue to serve as trustees with terms of office expiring in 2006, 2007, 2007 and 2006, respectively.

Item 6.    Exhibits

10.1

First Amendment to Second Amended and Restated Master Lease Agreement, dated as of May 17, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.)

10.2

Second Amendment to Second Amended and Restated Master Lease Agreement, dated as of June 3, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.)

10.3

Amended and Restated Credit Agreement, dated as of July 29, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, the Sole Arranger, the Sole Book Manager, the Syndication Agents and the Documentation Agents signatory thereto, and each of the financial institutions initially a signatory thereto as a Lender. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 1, 2005.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith.)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)

32	Certification Pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 3, 2005

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial officer)
Dated: August 3, 2005