Form 10-Q
period 2005-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2005-11-02
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares outstanding as of November 1, 2005:  68,562,227

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2005

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.      Financial Information

Item 1.        Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$180,285	$178,353
Buildings and improvements	1,451,728	1,422,599
	1,632,013	1,600,952
Less accumulated depreciation	231,118	199,232
	1,400,895	1,401,720

Cash and cash equivalents	1,856	3,409
Restricted cash	2,501	6,176
Deferred financing fees, net	11,312	9,367
Other assets	23,839	27,058
Total assets	$1,440,403	$1,447,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$59,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	393,898	393,775
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	70,618	76,162
Accrued interest	10,361	12,519
Other liabilities	10,199	9,366
Total liabilities	572,317	557,063

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 68,562,227 and 68,495,908 shares issued and outstanding, respectively	685	685
Additional paid-in capital	1,035,343	1,034,686
Cumulative net income	251,510	208,491
Cumulative distributions	(425,349)	(359,567)
Unrealized gain on investments	5,897	6,372
Total shareholders’ equity	868,086	890,667
Total liabilities and shareholders’ equity	$1,440,403	$1,447,730

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Rental income	$39,506	$35,426	$117,489	$105,444
Interest and other income	738	318	1,588	2,349
Total revenues	40,244	35,744	119,077	107,793

Expenses:
Interest	11,911	10,285	34,585	30,910
Depreciation	10,923	9,743	32,428	29,015
General and administrative	3,281	2,797	9,762	8,858
Total expenses	26,115	22,825	76,775	68,783

Income from continuing operations	14,129	12,919	42,302	39,010
Gain on sale of property	—	—	717	1,219
Net income	$14,129	$12,919	$43,019	$40,229

Weighted average shares outstanding	68,543	63,477	68,525	63,102

Basic and diluted earnings per share:
Income from continuing operations	$0.21	$0.20	$0.62	$0.62
Gain on sale of property	—	—	0.01	0.02
Net income	$0.21	$0.20	$0.63	$0.64

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$43,019	$40,229
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,428	29,015
Gain on sale of property	(717)	(1,219)
Amortization of deferred finance fees and debt discounts	1,728	1,579
Changes in assets and liabilities:
Restricted cash	3,675	(5)
Other assets	2,975	335
Accrued interest	(2,158)	(1,886)
Other liabilities	1,259	4,141
Cash provided by operating activities	82,209	72,189

Cash flows from investing activities:
Acquisitions	(35,486)	(34,809)
Proceeds from sale of real estate	4,600	5,900
Mortgage financing provided	(24,000)	—
Mortgage financing repaid	24,000	—
Cash used for investing activities	(30,886)	(28,909)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	86,144
Proceeds from borrowings on revolving bank credit facility	79,000	53,000
Repayments of borrowings on revolving bank credit facility	(57,000)	(125,000)
Repayment of debt	(5,544)	(588)
Deferred financing fees	(3,550)	—
Distributions to shareholders	(65,782)	(57,472)
Cash used for financing activities	(52,876)	(43,916)

Decrease in cash and cash equivalents	(1,553)	(636)
Cash and cash equivalents at beginning of period	3,409	3,530
Cash and cash equivalents at end of period	$1,856	$2,894

Supplemental cash flow information:
Interest paid	$35,015	$31,217

Non-cash investing and financing activities:
Issuance of common shares	657	733

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

DEFERRED PERCENTAGE RENTS.  We recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred was $812,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively, and $775,000 and $2.4 million for the three and nine months ended September 30, 2004, respectively.

Note 2.  Real Estate Properties

At September 30, 2005, we owned 184 properties located in 32 states.

On June 3, 2005, we purchased from Five Star Quality Care, Inc., or Five Star, four assisted living communities for $24.0 million, which we leased back to Five Star.  These properties contain 299 living units and 100% of the revenues at these facilities are paid by residents from their private resources.  These communities were added to a master lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the master lease increased by $2.2 million and percentage rent, based on increases in gross revenues at the four properties added, will commence in 2007.

In addition to this sale leaseback, we provided a $43.5 million first mortgage line of credit to assist Five Star with financing up to 75% of the purchase price of six assisted living communities located in suburban Pittsburgh, Pennsylvania. Five Star borrowed $24.0 million on this line of credit for the June 2005 closing of its acquisition and subsequently repaid the borrowing in August 2005. On October 31, 2005, we purchased the six properties that secured this line of credit from Five Star for $58.0 million, Five Star’s purchase price for the properties, and we leased them back to Five Star. Simultaneous with our purchase, we cancelled the line of credit.  These properties were added to the existing master lease described above.  The annual rent under the master lease increased by $5.2 million and percentage rent, based on increases in gross revenues at the six properties added, will commence in 2007.

On May 18, 2005, we sold a nursing home to Five Star for $4.6 million and recognized a gain of $717,000.  This property was part of a master lease for properties we lease to Five Star.  Under the terms of our lease with Five Star, upon the sale of the property the annual rent payable to us was reduced by 10% of the net proceeds that we received from the sale, or $460,000.

During the nine months ended September 30, 2005, pursuant to the terms of our leases with Five Star, we purchased $11.5 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by 10% of the amounts invested, or $1.1 million.

Note 3.  Unrealized Gain on Investments

On September 30, 2005, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain on Investments shown on our Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on September 30, 2005 ($12.41 and $6.90 per share, respectively) and on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$14,129	$12,919	$43,019	$40,229
Other comprehensive income:
Change in unrealized gain on investments	(34)	1,076	(475)	996
Comprehensive income	$14,095	$13,995	$42,544	$41,225

Note 5.  Indebtedness

On July 29, 2005, we amended our unsecured revolving bank credit facility to increase the available borrowing amount from $250.0 million to $550.0 million and extend the maturity date from November 2005 to November 2009, with an option to extend the maturity by one additional year upon payment of a fee. The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 1.45% to LIBOR plus 1.00%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  The interest rate on this facility averaged 4.7% and 4.5% for the three and nine months ended September 30, 2005, respectively, and 2.9% and 2.6% for the three and nine months ended September 30, 2004.

As discussed in Note 2, we sold a property to Five Star on May 18, 2005. Simultaneous with this sale, we repaid the $4.2 million mortgage note that was secured by this property.  This mortgage note was also secured by $4.3 million of restricted cash, which became unrestricted when the mortgage note was prepaid.

Note 6.  Shareholders’ Equity

On August 19, 2005, we paid a $0.32 per share, or $21.9 million, distribution to our common shareholders for the quarter ended June 30, 2005.  On October 6, 2005, we declared a distribution of $0.32 per share, or $21.9 million, to be paid to common shareholders of record on October 20, 2005 with respect to our results for the quarter ended September 30, 2005. We expect to pay this distribution on or about November 18, 2005.

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

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes. In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.3 million from January 2, 2002 until the termination or expiration of the amended lease and to change the lease term to its historical expiration on January 1, 2006, among other matters. HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters. This litigation is pending at this time. In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease. On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth. On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease. On September 25, 2005, the court ruled that our termination was proper and we have begun work to identify and qualify a new tenant operator for the hospitals. HealthSouth will likely appeal the court’s decision that our lease termination was proper. We believe our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us. During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments. According to affidavits submitted during this litigation by HealthSouth, the leased hospitals produced cash flow in prior periods of approximately $14 million per year in excess of amounts paid by HealthSouth to us. We do not know the cash flow currently being produced by these hospitals. The court has also granted our request to sequester the net cash proceeds of the hospitals and appointed a receiver to calculate and hold these amounts until the litigation is concluded. HealthSouth disputes that the court order requires the sequestration of cash flow from the date of the lease termination to the present.  On June 27, 2005, HealthSouth filed with the SEC a restated Annual Report on Form 10-K for periods ending December 31, 2003. HealthSouth’s restated Form 10-K includes financial data which shows HealthSouth to have a substantial negative net worth and a history of substantial operating losses. To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any amounts which the courts may determine to be owed to us by HealthSouth. If we ultimately prevail in our litigation and are entitled to receive the cash flows, net of a management fee, from the hospitals’ operations, and if, as a result, under Internal Revenue Code laws and regulations applicable to REITs these properties are foreclosure properties, the cash flows received would be subject to income tax at corporate rates. Based on the 2004 cash flow amount disclosed by HealthSouth, we estimate that the potential tax due for the period from the date of the lease termination through September 30, 2005, could range between $3.0 million and $6.0 million, and is largely dependent upon the actual cash flow that we receive. Legal expenses incurred related to this matter were approximately $350,000 and $1,240,000, respectively, for the quarter and nine months ended September 30, 2005 and $75,000 and $125,000, respectively, for the quarter and nine months ended September 30, 2004, and are included in general and administrative expenses. We expect these legal expenses to continue so long as our litigations with HealthSouth continue, but we cannot predict the amount of these future expenses at this time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2004.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of September 30, 2005 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	36	10,412	$905,693	55.5%	$90,824	56.3%
Assisted living facilities	85	5,636	463,717	28.4%	44,718	27.7%
Skilled nursing facilities	61	6,309	219,050	13.4%	17,128	10.6%
Hospitals	2	364	43,553	2.7%	8,700	5.4%
Total	184	22,721	$1,632,013	100.0%	$161,370	100.0%

Tenant/Operator
Five Star/Sunrise (3)	31	7,307	$631,605	38.7%	$64,478	40.0%
Five Star	101	7,906	433,521	26.6%	34,207	21.2%
Sunrise/Marriott (4)	14	4,091	325,473	19.9%	31,197	19.3%
NewSeasons/IBC (5)	10	1,019	87,641	5.4%	9,287	5.7%
HealthSouth (6)	2	364	43,553	2.7%	8,700	5.4%
Alterra Healthcare Corporation	18	894	61,126	3.7%	7,136	4.4%
Genesis HealthCare Corporation	1	156	13,007	0.8%	1,535	1.0%
5 private companies (combined)	7	984	36,087	2.2%	4,830	3.0%
Total	184	22,721	$1,632,013	100.0%	$161,370	100.0%

Tenant Operating Statistics (Quarter Ended September 30) (7)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2005		2004		2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (3)	1.11	x	1.06	x	92%	90%	84%	85%	12%	11%	4%	4%
Five Star (8)	1.77	x	1.78	x	90%	89%	44%	35%	18%	21%	38%	44%
Sunrise/Marriott (4)	1.27	x	1.26	x	90%	91%	79%	82%	16%	14%	5%	4%
NewSeasons/IBC (5)	1.17	x	1.19	x	80%	80%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.87	x	1.58	x	88%	82%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.82	x	1.92	x	94%	97%	24%	22%	29%	33%	47%	45%
5 private companies (combined)	1.86	x	1.87	x	84%	85%	24%	25%	26%	19%	50%	56%

Tenant Operating Statistics (Nine Months Ended September 30) (7)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2005		2004		2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (3)	1.15	x	1.08	x	92%	90%	84%	85%	12%	11%	4%	4%
Five Star (8)	1.68	x	1.68	x	88%	88%	44%	35%	19%	20%	37%	45%
Sunrise/Marriott (4)	1.25	x	1.30	x	90%	89%	80%	82%	15%	13%	5%	5%
NewSeasons/IBC (5)	1.13	x	1.07	x	81%	79%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra Healthcare	1.79	x	1.62	x	86%	82%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.85	x	1.87	x	95%	96%	20%	21%	30%	33%	50%	46%
5 private companies (combined)	1.77	x	1.92	x	85%	86%	25%	25%	25%	21%	50%	54%

(1)   Amounts are before depreciation, but after impairment write downs.

(2)   Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)   These 31 properties are leased to Five Star and 30 are managed by Sunrise Senior Living, Inc., or Sunrise. Sunrise does not guaranty Five Star’s lease obligations. Rent coverage is after non-subordinated management fees of $5.7 million and $16.8 million, and $5.5 million and $14.6 million in the quarter and nine months ended September 30, 2005 and 2004, respectively. On November 1, 2005, Five Star began to directly operate 12 of these 31 properties.

(4)   Marriott International, Inc., or Marriott, guarantees the lease for the 14 properties leased to Sunrise.

(5)   Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons Assisted Living Communities, Inc., or NewSeasons.

(6)   Because we do not have reliable information about HealthSouth’s operations, we do not disclose any operating or financial data for these hospitals or this operator.  See Note 7 to the Consolidated Financial Statements above.

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

(8)   Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004:

	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$39,506	$35,426	$4,080	11.5%
Interest and other income	738	318	420	132.1%

Interest expense	11,911	10,285	1,626	15.8%
Depreciation expense	10,923	9,743	1,180	12.1%
General and administrative expense	3,281	2,797	484	17.3%

Net income	$14,129	$12,919	$1,210	9.4%
Weighted average shares outstanding	68,543	63,477	5,066	8.0%
Net income per share	$0.21	$0.20	$0.01	5.0%

Rental income increased because of the full impact of rents from our real estate acquisitions totaling $184.3 million made since July 1, 2004. Interest and other income for the three months ended September 30, 2005 includes $352,000 of mortgage interest income related to the $24.0 million mortgage financing provided to Five Star in June 2005 and repaid in August 2005.

Interest expense increased due to our assumption of $48.8 million of debt in connection with an acquisition during the fourth quarter of 2004 and higher interest costs associated with our revolving bank credit facility. Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $74.6 million and 4.7% and $32.7 million and 3.0% for the three months ended September 30, 2005 and 2004, respectively.

Depreciation expense for the third quarter of 2005 increased as a result of depreciation on our real estate acquisitions totaling $184.3 million made since July 1, 2004.  General and administrative expenses include $350,000 and $75,000 of HealthSouth litigation costs in the third quarters of 2005 and 2004, respectively.  General and administrative expenses, exclusive of litigation costs, increased in 2005 by $209,000, or 7.7%, due to acquisitions since July 1, 2004.

Net income and net income per share increased because of the changes in revenues and expenses described above.  The weighted average number of shares outstanding increased as a result of our issuance of common shares in December 2004.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004:

	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$117,489	$105,444	$12,045	11.4%
Interest and other income	1,588	2,349	(761)	(32.4)%

Interest expense	34,585	30,910	3,675	11.9%
Depreciation expense	32,428	29,015	3,413	11.8%
General and administrative expense	9,762	8,858	904	10.2%
Gain on sale of properties	717	1,219	(502)	(41.2)%

Net income	$43,019	$40,229	$2,790	6.9%
Weighted average shares outstanding	68,525	63,102	5,423	8.6%
Net income per share	$0.63	$0.64	$(0.01)	(1.6)%

Rental income increased because of the full impact of rents from our real estate acquisitions totaling $211.2 million made since January 1, 2004.  Interest and other income for the nine months ended September 30, 2005 includes $517,000 of mortgage interest income related to the $24.0 million financing provided to Five Star in June 2005 and repaid in August 2005. For the nine months ended September 30, 2004, it includes a $1.25 million settlement payment we received from Marriott in January 2004.

Interest expense increased due to our assumption of $48.8 million of debt in connection with an acquisition during the fourth quarter of 2004 and higher interest costs associated with our revolving bank credit facility.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $55.3 million and 3.4% and $36.4 million and 2.6% for the nine months ended September 30, 2005 and 2004, respectively.

Depreciation expense for the nine months ended September 30, 2005 increased as a result of depreciation on our real estate acquisitions totaling $211.2 million made since January 1, 2004. General and administrative expenses include $1,250,000 and $125,000 of HealthSouth litigation costs for the nine months ended September 30, 2005 and 2004, respectively, and in 2004, $775,000 of due diligence costs incurred in connection with a failed potential acquisition. General and administrative expenses, exclusive of litigation and due diligence costs, increased in 2005 by $554,000, or 7.0%, due to acquisitions made since January 1, 2004.

Net income increased because of the changes in revenues and expenses described above. Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2004 and the larger gain on sale of properties in the 2004 period than in the 2005 period.

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

In June 2005, we purchased four assisted living communities for $24.0 million and loaned $24.0 million under a mortgage line of credit for up to $43.5 million secured by six assisted living facilities.  We funded these amounts, totaling $48.0 million, with borrowings under our revolving bank credit facility and cash on hand.  The borrower repaid the $24.0 million mortgage in August 2005 and we used the proceeds to repay amounts outstanding under our revolving bank credit facility. On October 31, 2005, we purchased the six properties securing the mortgage line of credit for $58.0 million with borrowings under our revolving bank credit facility and cash on hand.  Simultaneous with our purchase, we terminated the line of credit.

In May 2005, we sold one nursing home for $4.6 million.  We used the proceeds to repay borrowings and for general business purposes.  We prepaid one of our mortgage obligations for $4.2 million in connection with the sale of this property.

During 2005, we purchased $11.5 million of improvements made to some of our properties. We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

At September 30, 2005, we had $1.9 million of cash and cash equivalents and $491.0 million available for borrowing under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding under our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of September 30, 2005, we had $1.5 billion available on an effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On August 19, 2005, we paid a $0.32 per common share, or $21.9 million, distribution to our common shareholders for the quarter ended June 30, 2005.  On October 6, 2005, we declared a distribution of $0.32 per common share, or $21.9 million, to be paid to our common shareholders of record on October 20, 2005 with respect to our results for the quarter ended September 30, 2005.  We expect to pay this distribution on or about November 18, 2005, using cash on hand and borrowings under our revolving bank credit facility.

As of September 30, 2005, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$487,266	$258	$2,200	$2,491	$482,317
Revolving Bank Credit Facility	59,000	—	—	59,000	—
Capital Lease Obligations	6,593	219	1,905	2,209	2,260
Ground Lease Obligations	3,105	142	284	284	2,395
Purchase Obligations	58,000	58,000	—	—	—
Total	$613,964	$58,619	$4,389	$63,984	$486,972

(1)   Our term debt maturities are as follows:  $281.8 million in 2012; $12.5 million in 2013; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

On June 3, 2005, we agreed to provide Five Star an acquisition line of credit secured by first mortgages on six assisted living properties.  On October 31, 2005, we purchased these six properties from Five Star for $58.0 million, Five Star’s purchase price for the properties.  Simultaneous with our purchase, we terminated the line of credit.

As of November 1, 2005, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours. The junior subordinated debentures due in 2041 which fund these trust preferred securities are included on our balance sheet.

Debt Covenants

Our principal debt obligations at September 30, 2005, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes and our $28.2 million of junior subordinated debentures.  Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of September 30, 2005, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

In addition to our unsecured debt obligations, we had $70.6 million of mortgage debt and secured bonds outstanding at September 30, 2005.  Our mortgage debt and secured bonds are secured by 21 of our properties.

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

Related Party Transactions

On June 3, 2005, we purchased from Five Star four assisted living communities for $24.0 million, which we leased back to Five Star.  These properties contain 299 living units and 100% of the revenues at these facilities are paid by residents from their private resources.  These communities were added to a master lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the master lease increased by $2.2 million and percentage rent, based on increases in gross revenues at the four properties added, will commence in 2007.

In addition to this sale leaseback, we provided a $43.5 million first mortgage line of credit to assist Five Star with financing up to 75% of the purchase price of six assisted living communities located in suburban Pittsburgh, Pennsylvania. Five Star borrowed $24.0 million on this line of credit for the June 2005 closing of its acquisition and subsequently repaid the borrowing in August 2005. On October 31, 2005, we purchased the six properties that secured this line of credit from Five Star for $58.0 million, Five Star’s purchase price for the properties, and we leased them back to Five Star. Simultaneous with our purchase, we cancelled the line of credit.  These properties were added to the existing master lease described above.  The annual rent under the master lease increased by $5.2 million and percentage rent, based on increases in gross revenues at the six properties added, will commence in 2007.

On May 18, 2005, we sold a nursing home to Five Star for $4.6 million and recognized a gain of $717,000.  This property was part of a master lease for properties we lease to Five Star.  Under the terms of our lease with Five Star, upon the sale of the property the annual rent payable to us was reduced by 10% of the net proceeds that we received from the sale, or $460,000.

During the nine months ended September 30, 2005, pursuant to the terms of our leases with Five Star, we purchased $11.5 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by 10% of the amounts invested, or $1.1 million.

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

Our unsecured revolving bank credit facility accrues interest at floating rates.  The facility was amended and the maturity date was extended from November 2005 to November 2009.  At September 30, 2005, we had $59.0 million outstanding under our revolving bank credit facility. We may make repayments under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $59.0 million at September 30, 2005, was 4.84% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at September 30, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2005	4.84%	$59,000	$2,856
10% reduction	4.36%	$59,000	$2,572
10% increase	5.32%	$59,000	$3,139

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•      A MASSACHUSETTS TRIAL COURT HAS DECIDED THAT OUR TERMINATION OF HEALTHSOUTH’S LEASE OF TWO HOSPITALS WAS PROPER.  HEALTHSOUTH MAY APPEAL THIS DECISION AND HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL.

•      THE LEASE REQUIRES HEALTHSOUTH TO CONTINUE OPERATIONS OF THE HOSPITALS DURING THE PERIOD OF TRANSITION TO A NEW TENANT.  HEALTHSOUTH MAY BE UNWILLING OR UNABLE TO CONTINUE ITS OPERATIONS.  IN SUCH CIRCUMSTANCES, WE MAY SEEK DAMAGES FROM HEALTHSOUTH AND TO CONTINUE THE HOSPITALS’ OPERATIONS WITH APPROPRIATE REGULATORY APPROVALS, BUT WE MAY BE UNABLE TO COLLECT SUCH DAMAGES FROM HEALTHSOUTH OR TO CONTINUE THE HOSPITALS’ OPERATIONS.

•      THE COURT GRANTED OUR REQUEST TO HAVE THE CASH FLOW FROM THE HOSPITALS SEQUESTERED AND APPOINTED A RECEIVER TO CALCULATE AND HOLD THESE AMOUNTS.  ONE IMPLICATION OF THIS STATEMENT IS THAT SOME OF THIS CASH FLOW MAY BE PAID TO US.  HOWEVER, HEALTHSOUTH’S HISTORICAL STATEMENTS ABOUT ITS CASH FLOW HAVE BEEN INACCURATE AND THE EXISTENCE AND AMOUNT OF CASH FLOW FROM THE HOSPITALS WHICH WE OWN AND WHICH HEALTHSOUTH OPERATES MAY NOT BE ACCURATELY STATED.  HEALTHSOUTH DISPUTES THAT THE COURT ORDER REQUIRES THE SEQUESTRATION OF CASH FLOW FROM THE DATE OF THE LEASE TERMINATION TO THE PRESENT; AND WE INTEND TO SEEK CLARIFICATION FROM THE COURT ON THIS ISSUE.

•      IN A SECOND LITIGATION, WE ARE SEEKING TO COLLECT INCREASED RENT FROM HEALTHSOUTH BETWEEN JANUARY 2002 AND THE TERMINATION OF OUR LEASE WITH HEALTHSOUTH.  THE FACT THAT WE HAVE RECEIVED A FAVORABLE RULING IN A SEPARATE LITIGATION ABOUT THE LEASE TERMINATION MAY IMPLY THAT WE WILL ALSO SUCCEED IN THIS INCREASED RENT LITIGATION.  HOWEVER, THE LEASE DEFAULTS IN THE LEASE TERMINATION LITIGATION ARE SOMEWHAT DIFFERENT FROM THE FRAUDULENT INDUCEMENT CLAIMS PENDING IN THE RENT INCREASE LITIGATION. ALSO, THESE CASES ARE PENDING IN DIFFERENT COURTS. WE BELIEVE OUR RENT INCREASE CLAIMS ARE VALID.  HOWEVER, THOSE CLAIMS HAVE NOT BEEN DETERMINED AND THE FACT THAT WE HAVE RECEIVED A FAVORABLE RULING REGARDING THE LEASE TERMINATION MAY NOT MEAN WE WILL SUCCEED IN THIS SECOND CASE.

•      THE IMPLICATION OF THESE FORWARD LOOKING STATEMENTS MAY BE THAT WE WILL EVENTUALLY RECEIVE MORE INCOME FROM OUR OWNERSHIP OF THE TWO HOSPITALS THAN THE $8.7 MILLION PER YEAR BEING PAID BY HEALTHSOUTH SINCE JANUARY 2002.  HOWEVER, THIS IMPLICATION MAY NOT BE REALIZED FOR MANY DIFFERENT REASONS:  THE COURTS MAY NEVER ORDER HEALTHSOUTH TO PAY ANY INCREASED AMOUNTS.  EVEN IF THE COURTS ORDER HEALTHSOUTH TO PAY AN INCREASED AMOUNT, HEALTHSOUTH MAY BE UNABLE TO DO SO.  WE MAY BE UNABLE TO IDENTIFY A NEW TENANT FOR THESE HOSPITALS WHO OBTAINS APPROPRIATE LICENSES AND WHO IS WILLING OR ABLE TO PAY INCREASED RENTS.  THE FINANCIAL RESULTS OF THE HOSPITALS’ OPERATIONS MAY DECLINE AND THIS DECLINE MAY BE MATERIAL.  IN FACT, HEALTHSOUTH MAY CEASE PAYING THE $8.7 MILLION PER YEAR WHICH IT HAS HISTORICALLY PAID TO US UNTIL A NEW OPERATOR ASSUMES THE OPERATIONS.

•      LITIGATION IS EXPENSIVE. SINCE THE CURRENT LITIGATIONS BETWEEN US AND HEALTHSOUTH BEGAN IN APRIL 2003, WE HAVE SPENT APPROXIMATELY $1.5 MILLION IN LITIGATION COSTS.  THE EXPENSE OF THESE LITIGATIONS HAS BEEN SOMEWHAT CONCENTRATED DURING THE PAST 12 MONTHS.  WE EXPECT THAT THESE EXPENSES WILL CONTINUE AND MAY INCREASE SO LONG AS THE LITIGATIONS CONTINUE.  MOREOVER, WE ARE UNABLE TO PROVIDE ANY PROJECTIONS AS TO WHEN THESE LITIGATIONS MAY END OR THE AMOUNTS OF FUTURE LITIGATION COSTS.

FOR ALL OF THE FOREGOING REASONS YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD LOOKING STATEMENTS. EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO IMPLY THAT WE WILL RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT TO REFLECT THE FUTURE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

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

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 15 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to various crimes. In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.3 million from January 2, 2002 until the termination or expiration of the amended lease and to change the lease term to its historical expiration on January 1, 2006, among other matters. HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters. This litigation is pending at this time.

In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease. On October 26, 2004, we terminated the amended lease because of this event of default by sending a notice of lease termination to HealthSouth.  On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease.  On September 25, 2005, the court ruled that our termination was proper and we have begun work to identify and qualify a new tenant operator for the hospitals. HealthSouth will likely appeal the court’s decision that our lease termination was proper.  We believe our lease with HealthSouth requires that, after termination, HealthSouth manage the hospitals for our account for a management fee during the period of the transition to a new tenant and remit the net cash flow to us.  During the pendency of these disputes, HealthSouth has continued to pay us at the disputed rent amount and we have applied the payments received against the net cash flow due, but we do not know how long HealthSouth may continue to make payments.  According to affidavits submitted during this litigation by HealthSouth, the leased hospitals produced cash flow in prior periods of approximately $14 million per year in excess of amounts paid by HealthSouth to us. We do not know the cash flow currently being produced by these hospitals.  The court has also granted our request to sequester the net cash proceeds of the hospitals and appointed a receiver to calculate and hold these amounts until the litigation is concluded.  HealthSouth disputes that the court order requires the sequestration of cash flow from the date of the lease termination to the present.

On June 27, 2005, HealthSouth filed with the SEC a restated Annual Report on Form 10-K for periods ending December 31, 2003.  HealthSouth’s restated Form 10-K includes financial data which shows HealthSouth to have a substantial negative net worth and a history of substantial operating losses.  To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals.  Accordingly, we do not know if we will be able to collect any amounts which the courts may determine to be owed to us by HealthSouth.  If we ultimately prevail in our litigation and are entitled to receive the cash flows, net of a management fee, from the hospitals’ operations, under Internal Revenue Code laws and regulations applicable to real estate investment trusts, or REITs, these properties may be deemed foreclosure properties and the cash flows received might be subject to income tax at corporate rates.

In the ordinary course of business we may be involved in other legal proceedings; however, we are not aware of any other material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2005, pursuant to our incentive share award plan, our officers and certain employees of our manager, RMR, received grants totaling 24,300 common shares of beneficial interest, par value $0.01 per share, valued at $19.40 per share, the closing price of our common shares on the New York Stock Exchange on that day.  All of these grants were made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.    Other Information

We have been informed by RMR, our manager, that the beneficial ownership of RMR has partially changed.  RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin, our managing trustees. Mr. Portnoy and his son, Adam D. Portnoy, have acquired Mr. Martin’s beneficial ownership in RMR.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues as one of our managing trustees.

Item 6.    Exhibits

10.1

Amended and Restated Credit Agreement, dated as of July 29, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, the Sole Arranger, the Sole Book Manager, the Syndication Agents and the Documentation Agents signatory thereto, and each of the financial institutions initially a signatory thereto as a Lender. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2005)

10.2

Third Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 31, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed herewith)

31.1	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4	Certification Required by Rule 13a-14(a) / 15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification Pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: November 2, 2005

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial officer)
Dated: November 2, 2005