Form 10-K
period 2005-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2006-03-13
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non –Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1.1 billion based on the $18.91 closing price per common share on the New York Stock Exchange on June 30, 2005.  For purposes of this calculation, 8,660,738 common shares of beneficial interest, $0.01 par value per share, held by HRPT Properties Trust and an aggregate of 215,168 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of March 6, 2006: 71,812,227.

In this Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, the “Company”, “we”, “us” and “our” include Senior Housing Properties Trust, and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2006, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•      WE BELIEVE THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 62% OF OUR RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US.  HOWEVER, FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF THINGS, INCLUDING, BUT NOT LIMITED TO:

•      INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•      INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS;

•      EXTENSIVE REGULATION OF THE HEALTH CARE INDUSTRY;

•      SUNRISE SENIOR LIVING, INC.’S INABILITY TO PROFITABLY OPERATE THE 17 COMMUNITIES MANAGED FOR FIVE STAR’S ACCOUNT; AND

•      CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR’S COST INCREASES.

IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS.

•      A MASSACHUSETTS TRIAL COURT HAS RULED THAT OUR TERMINATION OF HEALTHSOUTH CORPORATION’S LEASE OF TWO HOSPITALS WAS PROPER, HEALTHSOUTH IS TO COOPERATE WITH US IN LICENSING A NEW TENANT AND HEALTHSOUTH IS TO PAY US THE NET PATIENT REVENUES, LESS A MANAGEMENT FEE AND OPERATING COSTS, SINCE OCTOBER 26, 2004.  HOWEVER, HEALTHSOUTH HAS FILED A NOTICE OF APPEAL OF THESE DECISIONS AND HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL.

•      THE COURT HAS ORDERED HEALTHSOUTH TO CONTINUE OPERATIONS OF OUR HOSPITALS DURING THE PERIOD OF TRANSITION TO A NEW TENANT.  HEALTHSOUTH MAY BE UNWILLING OR UNABLE TO CONTINUE ITS OPERATIONS.  IN SUCH CIRCUMSTANCES, WE MAY SEEK DAMAGES FROM HEALTHSOUTH AND TO CONTINUE THE HOSPITALS’ OPERATIONS WITH APPROPRIATE REGULATORY APPROVALS, BUT WE MAY BE UNABLE TO COLLECT SUCH DAMAGES FROM HEALTHSOUTH OR TO CONTINUE THE HOSPITALS’ OPERATIONS.

•      IN A SECOND LITIGATION, WE ARE SEEKING TO COLLECT INCREASED RENT FROM HEALTHSOUTH SINCE JANUARY 2002.  THE FACT THAT WE HAVE RECEIVED A FAVORABLE RULING IN A SEPARATE LITIGATION MAY IMPLY THAT WE WILL ALSO SUCCEED IN THIS SECOND LITIGATION.  HOWEVER, THE ISSUES IN THESE TWO LITIGATIONS ARE SOMEWHAT DIFFERENT AND ARE PENDING IN DIFFERENT COURTS.  WE BELIEVE ALL OF OUR CLAIMS ARE VALID.  HOWEVER, NOT ALL OF OUR CLAIMS HAVE BEEN FINALLY DETERMINED AND THE FACT THAT WE HAVE RECEIVED FAVORABLE RULINGS IN ONE CASE DOES NOT MEAN WE WILL SUCCEED IN THE OTHER CASE.

•      WE HAVE ENTERED AN AGREEMENT TO LEASE TO FIVE STAR THE TWO HOSPITALS INVOLVED IN THE HEALTHSOUTH LITIGATION, CONDITIONED UPON REGULATORY APPROVALS.  THE IMPLICATION OF THIS STATEMENT IS THAT THE REGULATORY APPROVALS WILL BE FORTHCOMING AND THE LEASE WILL BECOME EFFECTIVE.  HOWEVER, WE HAVE NO ABILITY TO ENSURE THAT REGULATORY APPROVALS WILL BE OBTAINED, AND THEY MAY NOT BE OBTAINED.  IF SUCH APPROVALS ARE NOT OBTAINED, THE LEASE MAY NEVER BECOME EFFECTIVE.

•      IF THE HOSPITALS’ LEASE BECOMES EFFECTIVE, EITHER WE OR FIVE STAR MAY REQUEST THAT THE RENT BE RESET EFFECTIVE JULY 1, 2008, AFTER THE FINANCIAL OPERATIONS OF THESE HOSPITALS BECOME STABILIZED, ACCURATE FINANCIAL INFORMATION BECOMES KNOWN AND THE LITIGATION WITH HEALTHSOUTH IS CONCLUDED.  THE IMPLICATION OF THIS STATEMENT IS THAT WE MAY BE ABLE TO RAISE THE RENT EFFECTIVE JULY 1, 2008.  IN FACT, IT MAY TAKE LONGER TO STABILIZE THE FINANCIAL AFFAIRS AND ACCOUNTS OF THE HOSPITALS AND THE LITIGATION WITH HEALTHSOUTH MAY CONTINUE BEYOND JULY 1, 2008.  MOREOVER, A RENT RESET MAY RESULT IN A RENT DECLINE.  ALSO, IF WE AND FIVE STAR ARE UNABLE TO AGREE UPON A RESET RENT EFFECTIVE JULY 1, 2008, WE MAY DECIDE TO IDENTIFY A NEW TENANT FOR THESE HOSPITALS.

•      THE FORWARD LOOKING STATEMENTS REGARDING OUR LITIGATIONS WITH HEALTHSOUTH MAY IMPLY THAT WE WILL EVENTUALLY RECEIVE MORE INCOME FROM OUR OWNERSHIP OF THE TWO HOSPITALS THAN THE $8.7 MILLION PER YEAR PAID BY HEALTHSOUTH SINCE JANUARY 2002 AND THE $5.3 MILLION WHICH HEALTHSOUTH PAID TO US IN FEBRUARY 2006. HOWEVER, THIS IMPLICATION MAY NOT BE REALIZED FOR MANY DIFFERENT REASONS:  HEALTHSOUTH MAY BECOME UNABLE TO PAY THE INCREASED AMOUNTS, IF ANY, DUE TO US.  FIVE STAR MAY NOT RECEIVE ITS NECESSARY APPROVALS AND MAY NOT LEASE THESE HOSPITALS.  WE MAY BE UNABLE TO IDENTIFY A SUBSTITUTE TENANT FOR FIVE STAR WHO OBTAINS APPROPRIATE LICENSES AND WHO IS WILLING OR ABLE TO PAY INCREASED RENTS.  HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL AND ITS LEASE MAY BE REINSTATED.  THE FINANCIAL RESULTS OF THE HOSPITALS’ OPERATIONS MAY DECLINE AND THIS DECLINE MAY BE MATERIAL. HEALTHSOUTH MAY CEASE PAYING THE $8.7 MILLION PER YEAR WHICH IT HAS HISTORICALLY PAID TO US, OR OTHER AMOUNTS DUE TO US, UNTIL FIVE STAR OR ANOTHER NEW TENANT IS INSTALLED AT THE HOSPITALS.

•      LITIGATION IS EXPENSIVE. SINCE THE CURRENT LITIGATIONS BETWEEN US AND HEALTHSOUTH BEGAN IN APRIL 2003, WE HAVE SPENT OVER $2.3 MILLION IN LITIGATION COSTS.  THE EXPENSE OF THESE LITIGATIONS HAS BEEN SOMEWHAT CONCENTRATED DURING THE PAST 12 MONTHS.  WE EXPECT THAT THESE EXPENSES WILL CONTINUE AND MAY INCREASE SO LONG AS THE LITIGATIONS CONTINUE.  MOREOVER, WE ARE UNABLE TO PROVIDE ANY PROJECTIONS AS TO WHEN THESE LITIGATIONS MAY END OR THE AMOUNTS OF FUTURE LITIGATION COSTS. WE HAVE RECENTLY REQUESTED THAT THE COURT ORDER HEALTHSOUTH TO PAY SOME OF OUR LITIGATION COSTS.  HEALTHSOUTH HAS OPPOSED THIS REQUEST AND WE DO NOT KNOW HOW THE COURTS WILL RULE OR WHETHER HEALTHSOUTH WILL BE WILLING OR ABLE TO HONOR ANY AWARD WHICH MAY BE MADE.

•      OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS”.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT OF THE DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SENIOR HOUSING PROPERTIES TRUST
2005 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Shares, Related Shareholder Matters and Issuer Purchases of Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

* Incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 9, 2006.

PART I

Item 1.  Business

The Company.

We are a real estate investment trust, or REIT, which was organized under the laws of the state of Maryland in 1998 to continue the senior housing real estate business of HRPT Properties Trust, or HRPT, our former parent.  As of December 31, 2005, we owned 188 properties located in 32 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.7 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

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

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly rooms with two beds, a separate bathroom and shared dining and bathing facilities. Some private rooms are often available for those residents who can afford to pay higher rates or for residents whose medical conditions require segregation. Nursing homes are staffed by licensed nursing professionals 24 hours per day.

Hospitals.  We currently own two rehabilitation hospitals.  These hospitals were acquired in a property exchange transaction for nursing homes which we previously owned and leased to HealthSouth Corporation, or HealthSouth. HealthSouth decided to cease operating the nursing homes and we exchanged the nursing homes for the hospitals. We are currently in litigation with HealthSouth regarding these hospitals. See “Item 3. Legal Proceedings” for a description of our HealthSouth litigation.

Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  To date we have not made any such investments, but we may again explore such alternative investments.

Tenants.

Each of our properties is included in one of 12 separate leases.  The following chart presents a summary of these leases as of December 31, 2005 (dollars in thousands).  This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties (units/beds)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent		Lease Expiration	Renewal Options
Five Star Quality Care, Inc. /Sunrise Senior Living, Inc.(1)	30 (7,307)	$632,465	$571,050	$64,026		12/31/17	1 for 10 years. 1 for 5 years.
Five Star Quality Care, Inc.	106 (8,467)	486,817	433,732	39,434		12/31/20	1 for 15 years.
Sunrise Senior Living, Inc. /Marriott International, Inc.(2)	14 (4,091)	325,473	241,236	31,087		12/31/13	4 for 5 years each.
NewSeasons Assisted Living Communities, Inc./Independence Blue Cross(3)	10 (1,019)	87,641	83,617	9,287		4/30/17	2 for 15 years each.
HealthSouth Corporation	2 (364)	43,553	31,506	8,700	(4)	(4)	(4)
Alterra Healthcare Corporation/Brookdale Senior Living, Inc.(5)	18 (894)	61,126	56,603	7,232		12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1 (156)	13,007	10,006	1,536		12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp	1 (140)	15,598	5,580	1,269		12/31/10	3 for 10 years each.
HealthQuest, Inc.	3 (361)	7,589	4,927	1,075		1/31/13	2 for 10 years each.
Covenant Care, Inc.	1 (180)	3,503	2,337	1,057		9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,340	949		12/31/15	1 for 10 years.
The MacIntosh Company	1 (200)	4,204	3,204	611		6/30/19	1 for 10 years.
	188 (23,282)	$1,686,169	$1,447,138	$166,262

(1)   These 30 properties are leased to Five Star Quality Care, Inc., or Five Star, and 18 were managed by Sunrise Senior Living, Inc., or Sunrise, on December 31, 2005. As of December 31, 2005, Five Star operated 12 of these 30 properties and began operating an additional property in February 2006.  Sunrise does not guaranty Five Star’s lease obligations.

(2)   These properties are leased to Sunrise; this lease is guaranteed by Marriott International, Inc., or Marriott.

(3)   This lease is guaranteed by Independence Blue Cross, a Pennsylvania health insurance company.

(4)   As discussed further in “Item 3. Legal Proceedings”, we terminated our lease with HealthSouth for these hospitals on October 26, 2004.  The termination of the lease is one of the subjects of litigation between us and HealthSouth.  In September 2005, the court ruled that our termination was proper.  In January 2006, the court ordered HealthSouth to cooperate with us in licensing a new tenant and pay us the net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.  HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court.  During the pendency of these disputes through January 2006, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month.  On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006. On February 28, 2006, we entered an agreement to lease these two hospitals to Five Star, conditioned upon Five Star’s obtaining all health regulatory approvals required to operate the hospitals.  When the new lease becomes effective, annual rent Five Star will pay to us will be $10.25 million per year.  In 2008, when we believe accurate financial information based up on stabilized operations will be available and that the litigation with HealthSouth may be concluded, either we or Five Star may request that the rent be reset effective July 1, 2008.

(5)   These properties are leased to Alterra Healthcare Corporation, or Alterra; this lease is guaranteed by Brookdale Senior Living, Inc., or Brookdale.

Sunrise Senior Living, Inc.  Until 2003, Marriott Senior Living Services, Inc., or MSLS, was the operator of properties leased under two of our leases:  (i) 14 properties leased to MSLS until 2013 for annual rent of $31.1 million; and (ii) 30 properties leased to Five Star until 2017 for annual rent of $64.0 million.  In March 2003, Marriott, sold MSLS to Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS.  SLS is a 100% owned subsidiary of Sunrise.  In November 2005 and February 2006, Five Star terminated the SLS management contracts for 13 of the 30 properties. Five Star now operates these 13 properties directly and SLS continues to operate the remaining 17 properties. Marriott continues to guaranty the lease for the 14 properties leased directly to SLS.  Neither Sunrise nor Marriott has guaranteed Five Star’s lease for the properties managed by SLS for Five Star.

The following table presents summary financial information reported by Marriott and Sunrise in their Annual Reports on Form 10-K for their three fiscal years ending in 2005 and 2004:

Summary Financial Information of Marriott International, Inc.
(in millions)

	As of or for the year ended
	December 31, 2005	December 31, 2004	January 2, 2004
Sales	$11,550	$10,099	$9,014
Net income	669	596	502
Total assets	8,530	8,668	8,177
Long-term debt	1,681	836	1,391
Shareholders’ equity	3,252	4,081	3,838

Summary Financial Information of Sunrise Senior Living, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2005	December 31, 2004	December 31, 2003
Operating Revenue	$1,819,479	$1,446,471	$1,096,260
Net income	79,742	50,687	62,178
Total assets	1,328,276	1,105,756	1,009,798
Long-term debt	151,421	156,402	178,383
Shareholders’ equity	632,677	523,518	490,276

Five Star.  We lease 30 senior living communities to Five Star until 2017 for annual rent of $64.0 million plus additional rent of 4% of the increase in revenues at these properties beginning in 2006.  As discussed above, 17 of these communities are managed by SLS.  Neither Marriott nor Sunrise has guaranteed the lease for these properties.

In addition to the lease with Five Star for 30 properties, we have three other leases with Five Star: one for 86 properties; one for 16 properties and one for four properties. The two smaller leases are on substantially similar terms to the larger lease. The properties in the two smaller leases secure mortgage debt payable to third parties and the leases provide that upon the repayment of the mortgaged debt, the properties will be added to the larger lease.  For the purposes of this Annual Report on Form 10-K, we discuss these two leases as part of the larger lease.  At December 31, 2005, this combined lease included 106 senior living properties consisting of 50 nursing homes and 56 independent and assisted living properties leased until 2020 for annual rent of $39.4 million.  Beginning in 2006, Five Star will pay additional rent equal to 4% of the increase in revenues at 65 of the properties. Beginning in 2007, Five Star will pay additional rent equal to 4% of the increase in revenues at the remaining 41 properties added to the combined lease since November 2004.  All 106 of these properties are operated by Five Star.

Five Star was formerly our 100% owned subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted their leases.  We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001.  Two of our trustees are currently directors of Five Star.  Today, Five Star is a separate company listed on the American Stock Exchange under the symbol “FVE” and, as of December 31, 2005, is responsible for 62% of our annual rent.  Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable. However, we believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us. As of February 28, 2006, this tenant is current on its rent obligations to us.

On February 28, 2006, we entered an agreement to lease the two hospitals involved in the HealthSouth litigation, described in “Item 3. Legal Proceedings” below, to Five Star, conditioned upon Five Star’s obtaining all health regulatory approvals required to operate the hospitals.  When the new lease becomes effective, the annual rent Five Star will pay to us will be $10.25 million per year.  In 2008, when we believe accurate financial information based upon stabilized operations will be available and that the litigation with HealthSouth may be concluded, either we or Five Star may request that the rent be reset effective July 1, 2008.  The remainder of the lease will be on terms substantially similar to our existing leases with Five Star.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2005	December 31, 2004	December 31, 2003
Total revenues	$757,527	$620,014	$567,465
Net (loss) income	(84,159)	3,291	(7,939)
Total assets	228,940	222,985	147,370
Long-term debt	45,329	42,581	10,435
Shareholders’ equity	68,804	95,904	64,427

NewSeasons Assisted Living Communities, Inc. We lease 10 assisted living properties to NewSeasons Assisted Living Communities, Inc., or NewSeasons, until 2017, plus renewal options.  The rent payable to us will average approximately $9.3 million per year during the initial lease term, although it is currently $8.0 million per year and will increase at agreed times during the lease term.  Substantially all of the revenues at these properties are paid by residents from their private resources.  NewSeasons is a subsidiary of Independence Blue Cross, or IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $9.7 billion in 2004.  IBC has guaranteed NewSeasons’ rent to us.  As of February 28, 2006, this tenant is current on its rent obligations to us.

HealthSouth.  We own two rehabilitation hospitals that we leased to HealthSouth.  Effective January 2, 2002, we entered an amended lease with HealthSouth for these two hospitals.  In April 2003, we commenced a lawsuit against HealthSouth seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us from January 2, 2002 until the termination or expiration of the amended lease.  This litigation is pending at this time.  On October 26, 2004, we terminated the amended lease for default because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On November 2, 2004, HealthSouth brought a second lawsuit against us seeking to prevent our termination of the amended lease.  On September 25, 2005, the court ruled that our lease termination was proper.  On January 18, 2006, the court ordered HealthSouth to cooperate with us in licensing a new tenant for our two hospitals and pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.  We have entered an agreement with Five Star to lease these hospitals, conditioned upon Five Star’s obtaining all health regulatory approvals required to operate the hospitals.  HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court.  During the pendency of these disputes through January 2006, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month.  On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006.  We are reviewing HealthSouth’s calculations of amounts due to us and we may claim additional amounts.  In June 2005, HealthSouth filed a restated Annual Report on Form 10-K for the period ending December 31, 2003.  In December 2005, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2004.  The financial and operating data included in these HealthSouth Form 10-Ks show a substantial negative net worth and a history of substantial operating losses.  To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals.  Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth. For more information about this litigation, see “Item 3.  Legal Proceedings” below.

Alterra Healthcare Corporation.  We lease 18 assisted living properties to a subsidiary of Alterra until 2017, plus renewal options.  The base rent payable to us under this lease is $7.0 million per year.  Additional rent calculated as a percentage of increases in the revenues at these properties is also payable.  A majority of the revenues at these Alterra operated properties are paid by residents from their private resources.  Alterra has guaranteed the rent payable to us.  During 2005, Alterra merged into a subsidiary of Brookdale Senior Living, Inc., or Brookdale.  Brookdale completed an initial public offering in November 2005, and is currently listed on the New York Stock Exchange, or NYSE, under the listing “BKD”. In accordance with the terms of our lease, Brookdale became a guarantor of the rent payments to us for these properties.  As of February 28, 2006, this tenant is current on its rent obligations to us.

Genesis HealthCare Corporation.  We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, for $1.5 million of annual rent. During 2005, Genesis exercised one of its renewal options to extend the lease until 2016. Genesis has two additional renewal options. Genesis has guaranteed the rent payable to us under this lease and we hold a cash security deposit of $235,000 to secure payment of this rent.  Genesis is a public company listed on the NASDAQ under the symbol “GHCI”.  As of February 28, 2006, this tenant is current on its rent obligations to us.

ABE Briarwood Corp. We lease one skilled nursing facility in Canonsburg, Pennsylvania to a subsidiary of ABE Briarwood Corp., a privately owned company, until 2010, plus renewal options. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc.  Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc. and secured by a cash security deposit of $600,000.  As of February 28, 2006, this tenant is current on its rent obligations to us.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company, until 2013, plus a renewal option.  The lease is guaranteed by the sole shareholder of HealthQuest, Inc. We are currently reviewing the historical calculation of additional rent paid by this tenant; but as of February 28, 2006, this tenant appears to be current on its rent obligations to us.

Covenant Care, Inc.  We lease one skilled nursing facility in Fresno, California to Covenant Care California, Inc. until 2015, plus a renewal option.  The lease is guaranteed by our tenant’s parent company, Covenant Care, Inc., a privately owned company, and secured by a cash security deposit of $900,000.  As of February 28, 2006, this tenant is current on its rent obligations to us.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, Washington to Evergreen Washington Healthcare Seattle, LLC until 2015, plus a renewal option. The rent payable to us will average $949,000 per year during the lease term, although it is currently $896,000 per year and will increase at agreed times during the lease term. This lease is guaranteed by our tenant’s parent company, Evergreen Washington Healthcare, LLC, a privately owned company, and secured by a cash security deposit of $385,000.  As of February 28, 2006, this tenant is current on its rent obligations to us.

The MacIntosh Company.  We lease one skilled nursing facility in Grove City, Ohio to The MacIntosh Company, a privately owned company, until 2019, plus a renewal option.  This lease is guaranteed by a management company affiliate of our tenant and by the former and current majority shareholders of the tenant and the management company, which are privately owned.  As of February 28, 2006, this tenant is current on its rent obligations to us.

Lease Terms.

Our leases are so-called “triple net” leases which require the tenants generally to indemnify us from liability which may arise by reason of our ownership of the properties.  Our lease terms generally require our tenants to maintain the leased properties, at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance policies.  In the event of partial damage, condemnation or taking, our tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and the tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investment in that property.

Events of Default.  Under our leases events of default generally include:

•      failure of the tenant to pay rent or any other sum when due;

•      failure of the tenant to provide periodic financial reports when due;

•      failure of the tenant to perform other terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice;

•      failure of the tenant to maintain required insurance coverages; or

•      revocation of any material license necessary for the tenant’s operation of our property.

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

During 2005 and 2004, we sold two nursing homes and two assisted living facilities which had been leased to Five Star as part of combination leases which included many properties.  Two were sold to an unaffiliated party and two were sold to Five Star.  As a result of these sales, Five Star’s rent for the combination lease which included these properties was reduced by a percentage of the net proceeds of sale which we realized.  We are also planning to sell one nursing home property which is leased to Five Star; Five Star closed this facility because its historical operations were not economically viable.

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

Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees.  RMR is a Delaware limited liability company majority owned by Barry Portnoy, one of our managing trustees.  The remainder of RMR is owned by Adam Portnoy, an executive officer of RMR and Executive Vice President of HRPT. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 928-1300.  RMR acts as the manager to HRPT, a NYSE listed real estate company which owns office buildings and is the holder of 7,710,738, or 10.7%, of our common shares.  In addition, RMR has an agreement to provide certain shared services to Five Star, and RMR has other business interests.  The directors of RMR are Gerard M. Martin, another of our managing trustees, Barry Portnoy and David J. Hegarty, our President.  The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer; and Adam Portnoy, Vice President.  Messrs. Hegarty and Hoadley are also our officers.  Other officers of RMR also serve as officers of other companies to which RMR provides management or other services, including Five Star and HRPT.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of March 6, 2006, RMR had approximately 400 full-time employees.

Government Regulation and Reimbursement.

The regulatory environment of the senior living industry continues to intensify. Federal, state and local officials are increasingly focusing their efforts on enforcement, and private advocacy groups are increasing efforts to standardize statutes and regulations applicable to certain segments of the senior living industry, particularly assisted living. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices, and laws generally affecting our tenants’ management of property and equipment and how our tenants otherwise conduct their operations, such as fire, health and safety laws and regulations and privacy laws; federal and state laws affecting assisted living facilities that participate in Medicaid and skilled nursing facilities that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, and quality of food service; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physicians referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay their rents.

Many senior living facilities are subject to regulation and licensing by state and local health and social service agencies and other regulatory authorities. In most states in which we own properties, our tenants are prohibited from providing certain levels of senior care services without first obtaining the appropriate licenses. In addition, a certificate of need is required in most states before a skilled nursing facility can be opened or the services at an existing facility can be expanded. In a few states certificate of need requirements also apply to assisted living facilities.  Senior living facilities are also subject to state and local building, zoning, fire and food service codes and must be in compliance with applicable codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants’ ability to expand their facilities in existing markets. In addition, if any of our tenants’ facilities operates outside of the scope of its licensed authority, it could be subject to penalties, including closure of the facility.

The intensified regulatory and enforcement environment impacts our tenants because they are subject to increasing numbers of inspections or surveys and potential enforcement actions by governmental authorities. Unannounced surveys or inspections may occur annually or bi-annually, or following a state’s receipt of a complaint about the facility.  From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed plan of corrective action relating to the facility’s operations, but the governmental agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid certification, suspension or denial of admissions, partial or full denial of payments, state oversight, or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification could adversely affect the abilities of our tenants to pay their rents. We or our tenants may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. Our tenants and their managers receive notices of potential sanctions and enforcement remedies from time to time, and such sanctions have been imposed from time to time on our facilities which they operate. If any of our tenants were to fail to comply with any applicable legal requirements, or be unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect these tenants’ abilities to pay their rents. State attorney generals typically enforce consumer protection laws relating to senior living services.  Also, state Medicaid fraud and abuse agencies sometimes may investigate and prosecute assisted living and nursing facilities under fraud and patient abuse and neglect laws even if the facility and its residents do not receive federal or state funds.

Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided at one or more of our tenants’ facilities exceeds the level of care for which the facility is licensed. A finding that a facility is delivering care beyond the scope of its license might result in the immediate discharge and transfer of residents, which could adversely affect the abilities of our tenants to pay their rents. Furthermore, certain states and the federal government may allow citations in one facility to impact other facilities in the state or, in certain circumstances, in another state. Revocation of a license or certification at one facility could therefore impact a tenant’s ability to obtain new licenses or certifications or to renew existing licenses at other facilities, which may adversely affect the ability of that tenant to pay its rents. In addition, an adverse finding by survey officials may serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which may result in civil and/or criminal penalties against the facility or individual.

Our tenants operate facilities in many states that participate in federal and state health care payment programs, including state Medicaid waiver programs for assisted living facilities, the Medicare and Medicaid skilled nursing facility benefit program, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates are limiting the reimbursement levels for certain services provided at these facilities.  Because of revenue shortfalls, budget deficits and cost containment measures in numerous states, and the current federal budget deficit and other federal priorities, we expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2006 and that in some instances Medicaid rates may decline, and we are unable to estimate how recent Medicare rate changes will affect certain tenants.  This combination of events may make it increasingly difficult for some of our tenants to pay their rents.

Our tenants who operate facilities that participate in Medicare, Medicaid and other federal or state health care reimbursement programs are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement that are false, fraudulent or are for items or services that were not provided as claimed. Fraud laws vary from state to state and these laws may not be interpreted consistently. Violation of any of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from federal and state health care payment programs.  An adverse determination concerning any of our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect these tenants’ abilities to pay their rent.

Our tenants are also subject to certain federal and state laws that regulate financial arrangements by health care providers relating to referrals, such as the federal Anti-Kickback Law, the federal physician referral laws known as the Stark Laws, and certain state referral laws. The federal Anti-Kickback Law makes it unlawful for any person to offer or pay or to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid program or other federally funded programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a tenant were to violate the federal Anti-Kickback Law, it could face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which could adversely affect its ability to pay its rents. While we require our tenants to comply with all laws that regulate the licensure and operation of our senior living properties, it is difficult to predict how our properties or tenants’ ability to pay their rents could be affected if any of our tenants were subject to an action alleging such violations.

Our tenants are also subject to federal and state laws designed to protect the confidentiality and security of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern our tenants’ use and disclosure of health information at certain HIPAA covered facilities. Additional costs to comply with these rules may adversely affect the abilities or our tenants to pay their rents.

If any of our tenants become unable to operate our properties or to pay our rents because it has violated government regulations or payment laws, we may have great difficulty finding a substitute tenant or selling the property for a fair price.

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

Internet Website.

Our internet website address is www.snhreit.com.  Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, MA  02458 or at our website.  We make available, free of charge, on our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such forms are filed with, or furnished to, the SEC.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website.  Our board also provides a process for security holders to send communications to the entire board.  Information about the process for sending communications to our board can be found on our website.  Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  The American Jobs Creation Act of 2004 or the 2004 Act, which subsequently received technical corrections as part of the Gulf Opportunity Zone Act of 2005, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

•      whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.

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

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2005 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•      If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

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

•      If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2005, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The 2004 Act provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

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

Income Tests.  There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•      At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, income and gain from foreclosure property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•      At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows:  except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

•      In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•      If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property that is rented.  For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

Absent the “foreclosure property” rules of Section 856(e) of the Internal Revenue Code, a REIT’s receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, gross income from such a business operation would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.

Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the Internal Revenue Code.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Foreclosure property status is not permanent.  A property’s status as foreclosure property for a REIT ceases upon the earlier of:

•      the close of the third taxable year following the taxable year in which the property became foreclosure property, subject to any extension granted by the IRS;

•      the date the REIT begins to lease the property on terms that give rise to income that does not qualify under the 75% gross income test, or the date the REIT begins to receive or accrue income pursuant to a lease, directly or indirectly, that does not qualify under the 75% gross income test;

•      the first day after reducing the property to ownership on which construction takes place, other than completion of a building or other improvement where more than 10% of the construction was completed before the tenant’s default became imminent; or

•      the first day more than 90 days after reducing the property to possession that the REIT does not retain an independent contractor, from whom it does not derive or receive any income, to operate the property on the REIT’s behalf.

The application of the foreclosure property rules to the two hospitals that are the subject of our dispute with HealthSouth is not clear.  From the inception of our dispute in 2004, through the end of both our 2004 and 2005 taxable years, HealthSouth remained in possession of the two hospitals and only paid us amounts that were in the nature of “rents from real property”.  We attached a statement with our 2004 federal income tax return that summarized our dispute with HealthSouth and expressed our intent that a foreclosure property election apply to the two subject hospitals when and if appropriate.  We intend to attach a similar statement to our 2005 federal income tax return. We expect that our 2004 and 2005 income from the two hospitals will be qualifying income for purposes of the 75% and 95% gross income tests, and, because the only amounts that we received from HealthSouth through the end of our 2004 and 2005 taxable years was in the nature of “rents from real property”, we do not believe that any foreclosure property income tax is owing on such amounts.

With respect to our 2006 taxable year, the final outcome of our litigation with HealthSouth remains uncertain.  However, in February 2006 HealthSouth paid us sums it represented to be net cash flow from the disputed hospitals as well as interest on such amounts.  Also, in March 2006 we entered an agreement to lease these hospitals to a healthcare operating company, Five Star, but that lease will not become effective until Massachusetts health regulatory authorities authorize the transfer of the operations to this new tenant.  In view of these changing circumstances, we have taken actions and expect to take actions we believe are appropriate to allow us (i) to comply with the 75% and 95% gross income tests during the period until a new operator is authorized to assume the hospitals’ operations and (ii) to limit the tax on amounts we may receive from HealthSouth.

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

Pursuant to the 2004 Act, if we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements after October 22, 2004:

•      our failure to meet the test is due to reasonable cause and not due to willful neglect, and

•      after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Under prior law, if we failed to satisfy one or both of the 75% or 95% gross income tests, we nevertheless would have qualified as a REIT for that year if:  our failure to meet the test was due to reasonable cause and not due to willful neglect; we reported the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and any incorrect information on the schedule was not due to fraud with intent to evade tax.  For our 2004 and prior taxable years, we attached a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this prior relief provision for the 75% and 95% gross income tests.  Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•      At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

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

In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The 2004 Act also clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with Five Star.  In 2001, we and HRPT spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our significant shareholder, HRPT Properties Trust, obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” like the NYSE, both as defined by applicable Treasury regulations, and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares are and will be “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

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

•      any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•      any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors should consider the following risks and the information contained under the heading “Warning Concerning Forward-Looking Statements” before deciding to invest in our securities.

Financial and other difficulties at Five Star could adversely affect us.

As of December 31, 2005, Five Star is responsible for approximately 62% of our total rents.  When the lease for the two hospitals involved in the HealthSouth litigation becomes effective, Five Star will be responsible for 68% of our total rents (assuming we do not make additional investments or sales before then).  Five Star has not been consistently profitable since it became a public company in 2001. Although it was profitable in 2004 and the first half of 2005, Five Star experienced a significant loss in the second half of 2005 and for the full year 2005 as a result of the termination fees it paid to Sunrise, discussed below. Also, while Five Star has access to a $25.0 million working capital line of credit from a financial institution, Five Star has limited resources and has substantial lease obligations to us and others. Five Star’s business is subject to a number of risks, including the following:

•      A small percentage decline in Five Star’s revenue or increase in Five Star’s expenses could have a material negative impact on Five Star’s operating results.

•      Five Star’s growth strategy, including recent acquisitions, may not succeed and may result in reduced profits or recurring losses.

•      Increases in tort liability and insurance costs have in the past negatively impacted Five Star’s operating results and may adversely impact its future results.

•      Increases in labor costs could have a material adverse effect on Five Star.

•      Extensive regulation applicable to Five Star’s business increases Five Star’s costs and may result in losses.

•      Five Star reported that Medicare and Medicaid payments accounted for approximately 36% of its total revenues in the year ended December 31, 2005. A reduction in these rates or a failure of these rates to match Five Star’s cost increases may materially adversely affect Five Star.

If Five Star’s operations are unprofitable, Five Star might default its rent obligations to us.

Five Star’s termination of its Sunrise management agreements resulted in a significant loss and may not improve its future earnings.

Five Star’s termination of 12 management agreements with Sunrise in the third quarter of 2005 and an additional agreement in the first quarter of 2006 resulted in an expense by Five Star equal to the termination fees it paid Sunrise, which totaled $86.3 million. This expense caused Five Star to experience a significant loss in the second half of 2005 and for the full 2005 year.  Also, the income Five Star realizes from the 13 communities for which it assumed management responsibility may decline or these operations may produce losses. If Five Star is unable to operate these 13 communities profitably, Five Star may become unable to pay its rent to us.

Five Star may be unable to lease the two hospitals we own or may not be able to operate them profitably.

We have agreed to lease the two hospitals affected by our HealthSouth litigation to Five Star.  The agreement to lease is conditioned upon Five Star’s obtaining all health regulatory approvals required to operate the hospitals. Five Star may not be able to obtain those approvals and the lease may not become effective. Also, HealthSouth’s appeal of the court’s decisions may be successful, HealthSouth’s lease may be reinstated and our lease with Five Star may be terminated.

The historical operating and financial information concerning the two hospitals that have been received from HealthSouth may not be accurate.  Also, recent changes in Medicare rate formulas applicable to rehabilitation hospitals make it difficult to project the hospitals’ future financial results. Under these circumstances, Five Star may not be able to profitably operate these hospitals. Losses at these hospitals could jeopardize Five Star’s ability to pay our rents.

Sunrise’s operation of our properties may adversely affect us and Five Star.

In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. This subsidiary directly leases 14 of our properties and currently manages 17 of our properties that are leased to Five Star. Sunrise’s annual rent to us for the 14 properties it leases is $31.1 million, or 19% of our total annualized current rents; this rent is guaranteed by Marriott. Five Star’s annual rent to us for its lease of the 17 properties which Sunrise manages is approximately $36.3 million, or 22% of our total annualized current rents. Neither Marriott nor Sunrise has guaranteed Five Star’s rent for our communities which are leased to Five Star but managed by Sunrise. If Sunrise is unable to successfully operate or manage these communities, either Sunrise or Five Star, or both of them, may become unable to pay rents due to us.

We are being adversely affected by our ongoing litigation with HealthSouth.

We own two hospitals operated by HealthSouth. In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 17 former HealthSouth executives, including all five of its former chief financial officers, have pled guilty to, or been found guilty of, various crimes.  In June 2005, HealthSouth filed a restated Annual Report on Form 10-K for the period ending December 31, 2003.  In December 2005, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2004.  The financial and operating data included in these HealthSouth 10-Ks show a substantial negative net worth and a history of substantial operating losses. In January 2006, the court ordered HealthSouth to cooperate in licensing a new tenant for our hospitals and pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.  During the pendency of our disputes with HealthSouth, HealthSouth continued to pay us a disputed rent amount of $725,000 per month through January 2006. On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006.  We do not know if HealthSouth will file for bankruptcy or if it will continue to pay us amounts due.  Also, if HealthSouth’s legal and financial problems cause our hospitals’

operations to be disrupted before they can be transferred to Five Star, the value of our hospitals may decline and the rent we ultimately charge Five Star may be less than currently contemplated. We have incurred and are continuing to incur significant expenses in connection with our litigation with HealthSouth. See also the discussion of the HealthSouth litigation contained in “Item 3 – Legal Proceedings” below and under “Warning Concerning Forward-Looking Statements,” which discusses some of the other possible adverse effects on us of the HealthSouth litigation.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

Fifteen percent (15%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs.  Even at properties where less than a majority of the revenues comes from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses from the properties’ operations. The federal government and some states are now experiencing fiscal deficits. Historically when governmental deficits have increased, cut backs in Medicare and Medicaid funding have followed. These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. If Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants’ operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay our rents.

Our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification lease obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigations by skilled nursing facility patients, assisted and independent living facility residents or their families have succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us.

Our properties and their operations are subject to complex regulations.

Physical characteristics of senior housing properties are mandated by various governmental authorities. Changes in these regulations may require significant expenditures. Our leases generally require our tenants to maintain our properties in compliance with applicable laws and we try to monitor their compliance. However, if our tenants suffer financial distress, maintenance of our properties may be neglected. Under some of our leases we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants’ financial resources may be insufficient to meet increased rental obligations to us.

Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us and our ability to identify a substitute tenant.

Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our growth.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of healthcare REITs and other financing sources, some of which are larger and have a lower cost of capital than we do. Recently, there has been increasing interest from newly created REITs and other investors in senior housing and long-term care real estate, and the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, either or both of which would limit our ability to grow our business.

We may be unable to access the capital necessary to repay debts or to grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debts or fund our growth. Accordingly, our business and growth strategy depend, in part, upon our ability to raise additional capital at reasonable costs to repay debts or fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields that exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our growth strategy is not assured and may fail.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.  Also, interest rate changes often affect the value of dividend paying securities.

Our revolving bank credit facility bears interest at variable rates. At December 31, 2005, we had $64 million outstanding and $486 million available for drawing under our revolving bank credit facility. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates may decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to sell properties.  Increases in interest rates generally often reduce the value of dividend paying securities; accordingly, if interest rates rise the market value of our common shares may decline.

Acquisitions that we make may not be successful.

Our business strategy contemplates acquisitions of additional senior housing properties. We cannot assure our investors that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of certain acquisitions.

Competition may adversely affect some of our facilities.

During the 1990s, a large number of new assisted living properties were developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required lesser amounts of care. Historically, nursing homes have been somewhat protected from competition by state requirements of obtaining certificates of need to develop new properties; however, these barriers are being eliminated in many states. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services.

These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living facilities or other elderly care alternatives such as home healthcare expand their businesses. Similar risks face each of our tenants. These competition risks may prevent our tenants and operators from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is majority beneficially owned by one of our managing trustees, Barry Portnoy. The remainder of RMR is beneficially owned by Adam Portnoy, Mr. Portnoy’s son, who is also an executive officer of RMR. In addition, Gerard M. Martin, another of our managing trustees, David J. Hegarty, our President, Chief Operating Officer and Secretary, and John R. Hoadley, our Treasurer and Chief Financial Officer, are directors and/or executive officers of RMR. We pay RMR a fee based in large part upon the amount of our investments. Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances. Any incentive fees are payable through our issuance of common shares to RMR. Our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us.  Our fees to RMR were $8.9 million for 2005. RMR also acts as the manager for two other publicly owned REITs: HRPT, which primarily owns office buildings and is our largest shareholder; and Hospitality Properties Trust, or HPT, which owns hotels. RMR also provides services to Five Star under a shared services agreement and RMR has other business interests. Messrs. Barry Portnoy and Martin also serve as managing trustees of HRPT and HPT and as managing directors of Five Star. Mr. Adam Portnoy is Executive Vice President of HRPT. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry and Adam Portnoy and Martin. All of the contractual arrangements between us and RMR have been approved by our trustees other than Messrs. Barry Portnoy and Martin. Each of our trustees other than Messrs. Barry Portnoy and Martin serve as a trustee or director of one or more other companies with which RMR has contractual arrangements similar to its contracts with us, including HRPT and HPT. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-advised company or by our contracting with unrelated third parties without considerable cost increases. A termination of our contract with RMR is a default under our revolving bank credit facility unless approved by a majority of our lenders. The fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related party transactions may not be detrimental to us in the future.

Our business dealings with Five Star may create conflicts of interest.

Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. Our two managing trustees, Messrs. Barry Portnoy and Martin, serve as the managing directors of Five Star. As of December 31, 2005, our leases with Five Star accounted for 62% of our annual rents.  When the lease for the two hospitals involved in the HealthSouth litigation becomes effective and assuming no new leases or sales by us, Five Star will account for 68% of our annual rents.  In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms. However, because of the historical and continuing relationships which we have with Five Star, these continuing and expanding business relationships may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships. In addition, disputes may arise in the future between us and Five Star that we are unable to resolve or the resolution of these disputes may not be as favorable to us as a resolution we might achieve with a third party.

HRPT, our largest shareholder, may be able to significantly influence our actions. In addition, future sales of our shares by HRPT, or the perception that such sales could occur, could have an adverse effect on the market price of our common shares.

Until October 1999, we were 100% owned by HRPT.  As of March 6, 2006, HRPT owned 7.7 million of our shares which represented 10.7% of our total shares outstanding.  Because of this large percentage ownership, HRPT may be able to significantly influence our shareholder decisions, which may result in decisions which our shareholders believe are contrary to our or their best interests. Messrs. Barry Portnoy and Martin, our managing trustees, and Frederick Zeytoonjian, another of our trustees, are also trustees of HRPT, and Messrs. Barry Portnoy and Martin also serve as managing trustees of HRPT. Mr. Adam Portnoy is the Executive Vice President of HRPT.  In addition, RMR, our manager, is also the manager to HRPT. During 2004 and 2005, HRPT sold some of our shares that it owned.  The possibility that HRPT may in the future decide to sell a large number of our shares or actual sales of our shares by HRPT may have an adverse effect upon the market price of our common shares.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights plan and under Maryland law may prevent our shareholders from receiving a takeover premium.

Our declaration of trust prohibits any shareholder other than HRPT, RMR and their affiliates from owning more than 9.8% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

•      a staggered board of trustees with three separate classes;

•      the two-thirds majority shareholder vote required for removal of trustees;

•      the ability of our board of trustees to increase, without shareholder approval, the amount of shares (including common shares) that we are authorized to issue under our declaration of trust and bylaws, and to issue additional shares on terms that it determines;

•      advance notice procedures with respect to nominations of trustees and shareholder proposals; and

•      the fact that only the board of trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting.

We maintain a rights agreement whereby, in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

The loss of our tax status as a REIT would have significant adverse consequences to us and reduce the value of our shareholders’ common shares.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which there are available only limited judicial or administrative interpretations. We believe we have operated and are operating as a REIT in compliance with the Internal Revenue Code. However, we cannot assure our shareholders that, upon review or audit, the IRS will agree with this conclusion.  If we cease to be a REIT, we would violate a covenant in our revolving bank credit facility, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

Real estate ownership creates risks and liabilities.

Our business is subject to risks associated with real estate acquisitions and ownership, including:

•      property and casualty losses, some of which may be uninsured;

•      defaults and bankruptcies by our tenants;

•      the illiquid nature of real estate markets which impairs our ability to purchase or sell our assets rapidly to respond to changing economic conditions;

•      leases which are not renewed at expiration or for property which is relet at lower rents;

•      costs that may be incurred relating to maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

•      environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, abutters or other persons.

There is no assurance that we will make distributions in the future.

We intend to continue to pay quarterly distributions to our shareholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our revolving bank credit facility and our note indenture.  All distributions are made at the discretion of our board of trustees and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of trustees may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

We may have substantial debt obligations and may incur additional debt.

At March 6, 2006, we had $603,400 in debt outstanding, which was approximately 40% of our total book capitalization. Our note indenture and revolving bank credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving bank credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at March 6, 2006, our subsidiaries have approximately $70.0 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

We may be required to prepay our debts upon a change of control.

In certain change of control circumstances, our current and future noteholders and some of our other lenders may have the right to require us to purchase their notes at their principal amount plus accrued interest and a premium.

Our notes may be redeemed before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

We may redeem all or a portion of our outstanding notes or notes we may issue in the future after a certain amount of time. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus a premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the redeemed notes.

There may be no public market for notes we may issue and one may not develop.

Generally, any notes we may issue will be a new issue for which no trading market currently exists. We do not intend to list our notes on any securities exchange or to seek approval for quotation through any automated quotation system. We can provide no assurance that an active trading market for any of our notes will exist in the future. Even if a market does develop, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the senior living industry generally.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

At December 31, 2005, we had real estate investments totaling $1.7 billion, at cost after impairment write-downs, in 188 properties.  At December 31, 2005, 23 properties with an aggregate cost of $137.9 million were mortgaged or subject to capital lease obligations totaling $70.1 million.

The following table summarizes some information about our properties as of December 31, 2005.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Alabama	3	132	$13,527	$13,148
Arizona	8	1,403	95,818	82,203
California	9	1,539	126,546	104,660
Colorado	8	864	34,013	26,072
Connecticut	2	300	13,127	7,009
Delaware	5	875	60,580	54,601
Florida	11	3,043	225,249	181,958
Georgia	11	687	43,621	39,946
Illinois	1	364	36,743	27,404
Indiana	2	263	23,620	21,427
Iowa	7	495	13,270	9,741
Kansas	3	402	33,265	30,062
Kentucky	7	799	62,505	57,493
Maryland	7	953	93,764	81,155
Massachusetts	3	489	66,863	52,612
Michigan	5	270	16,936	15,614
Minnesota	2	92	6,914	6,451
Missouri	2	180	4,619	3,318
Nebraska	15	887	23,510	20,592
New Jersey	6	984	87,426	72,224
New Mexico	1	209	26,817	24,215
North Carolina	2	197	13,218	12,223
Ohio	2	516	37,137	32,961
Pennsylvania	15	1,458	125,026	119,268
South Carolina	11	594	41,478	39,883
South Dakota	3	361	7,589	4,928
Tennessee	9	513	38,961	37,635
Texas	6	1,716	160,344	142,922
Virginia	12	1,543	117,092	99,433
Washington	1	103	5,193	3,340
Wisconsin	7	861	24,404	17,464
Wyoming	2	191	6,993	5,180
Total	188	23,282	$1,686,169	$1,447,138

Item 3.  Legal Proceedings

In January 2002, HealthSouth settled a default under its lease with us by exchanging properties.  We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered into an amended lease, reducing the annual rent we received from $10.25 million to $8.7 million, extending the lease term and changing other lease terms between HealthSouth and us.  A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents of HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 17 former HealthSouth executives, including all five of its former chief financial officers, have been adjudicated of, or pled guilty to, various crimes. In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.25 million from January 2, 2002 until the termination or expiration of the amended lease and to change the lease term to its historical expiration on January 1, 2006, among other matters.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of these defaults. On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease.  On September 25, 2005, the court ruled that our lease termination was proper.  On January 18, 2006, the court ordered HealthSouth to cooperate with us in licensing a new tenant for our two hospitals and pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004. HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court. During the pendency of these disputes, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month through January 2006. On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006. We are reviewing HealthSouth’s calculations of amounts due to us and we may claim additional amounts. In June 2005, HealthSouth filed a restated Annual Report on Form 10-K for the period ending December 31, 2003.  In December 2005, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2004. The financial and operating data included in these HealthSouth Form 10-Ks show a substantial negative net worth and a history of substantial operating losses. To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth.  We recently filed a motion seeking an order requiring HealthSouth to reimburse some of our legal fees.  HealthSouth has opposed this motion and we do not know when or how this request will be decided.

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

	High	Low
2004
First Quarter	$19.55	$17.00
Second Quarter	20.05	13.50
Third Quarter	18.24	16.10
Fourth Quarter	20.34	17.85

2005
First Quarter	$19.10	$16.20
Second Quarter	19.45	16.40
Third Quarter	20.00	17.79
Fourth Quarter	19.35	16.84

The closing price of our common shares on the NYSE on March 6, 2006 was $18.33.

As of March 6, 2006, there were 3,000 record holders of our common shares, and we estimate that as of that date there were in excess of 60,000 beneficial owners of our common shares.

The following table sets forth the amount of cash distributions to our shareholders paid with respect to the periods indicated:

	Distributions Per Common Share
	2005	2004

First Quarter	$0.32	$0.31
Second Quarter	0.32	0.31
Third Quarter	0.32	0.32
Fourth Quarter	0.32	0.32

All distributions shown in the table above have been paid.  Distributions to our shareholders are generally paid in the quarterly period following the quarter to which the distribution relates. We currently intend to continue to declare and pay future cash distributions to our shareholders on a quarterly basis.  However, distributions to our shareholders are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors that our board of trustees deems relevant.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated.  Comparative results are impacted by property acquisitions during the periods shown.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share information.

Income Statement Data:

	2005	2004	2003	2002	2001

Total revenues(1)	$163,187	$148,523	$131,148	$122,297	$274,644
Income from continuing operations(2)	52,774	55,523	47,034	52,013	18,021
Net income(2) (3)	58,705	56,742	45,874	50,184	17,018
Cash distributions to common shareholders(4)	88,783	81,589	72,477	72,457	42,640

Weighted average shares outstanding	68,757	63,406	58,445	56,416	30,859

Per common share data:
Income from continuing operations(2)	$0.77	$0.88	$0.80	$0.92	$0.58
Net income(2) (3)	0.85	0.89	0.78	0.89	0.55
Cash distributions to common shareholders(4)	1.28	1.26	1.24	1.24	1.20

Balance Sheet Data:

	2005	2004	2003	2002	2001

Real estate properties, at cost, net of impairment losses	$1,686,169	$1,600,952	$1,418,241	$1,238,487	$593,199
Total assets	1,499,648	1,447,730	1,304,100	1,158,200	867,303
Total indebtedness(5)	556,400	535,178	554,823	384,758	280,101
Total shareholders’ equity	917,977	890,667	727,906	752,326	574,624

(1)   In 2002 includes FF&E reserve income of $5.3 million ($0.09 per share), which was collected by us but escrowed for use by one of our tenants to fund improvements to our properties.  In 2001 includes patient revenues from facilities’ operations of $224.9 million.

(2)   Includes an impairment of assets charge of $1.8 million ($0.03 per share) and loss on early extinguishment of debt of $5.2 million ($0.08 per share) in 2005.  Includes $4.2 million ($0.14 per share) of general and administrative expenses related to foreclosures and lease terminations and Five Star spin off costs of $3.7 million ($0.12 per share) in 2001.

(3)   Includes a gain on sale of properties of $5.9 million ($0.09 per share) and $1.2 million ($0.01 per share) in 2005 and 2004, respectively. Includes a loss on sale of properties of $1.2 million ($0.02 per share) in 2003.  Includes a loss from discontinued operations of $1.8 million ($0.03 per share) and $1.0 million ($0.03 per share) in 2002 and 2001, respectively.

(4)   In addition to the cash distributions to common shareholders, on December 31, 2001, we made a distribution of one share of Five Star for every ten of our common shares then outstanding.  This in kind distribution was valued at $31.5 million ($0.726 per share) based upon the market value of Five Star shares at the time of the distribution.

(5)   Amounts in 2003, 2002 and 2001 include $27.4 million of junior subordinated debentures that were classified as trust preferred securities prior to 2004.  See Note 6 to our consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

(dollars in thousands)

(as of December 31, 2005)

	# of Properties	# of Units/Beds	Investment: carrying value before depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (1)	36	10,412	$907,527	53.8%	$90,195	54.3%
Assisted living facilities	89	6,197	515,165	30.6%	50,261	30.2%
Skilled nursing facilities	61	6,309	219,924	13.0%	17,106	10.3%
Hospitals	2	364	43,553	2.6%	8,700	5.2%
Total	188	23,282	$1,686,169	100.0%	$166,262	100.0%

Tenant/Operator
Five Star/Sunrise (2)	30	7,307	$632,465	37.5%	$64,026	38.5%
Five Star	106	8,467	486,817	28.9%	39,434	23.7%
Sunrise/Marriott (3)	14	4,091	325,473	19.3%	31,087	18.7%
NewSeasons/IBC (4)	10	1,019	87,641	5.2%	9,287	5.6%
HealthSouth (5)	2	364	43,553	2.6%	8,700	5.2%
Alterra/Brookdale (6)	18	894	61,126	3.6%	7,232	4.3%
Genesis HealthCare	1	156	13,007	0.8%	1,535	1.0%
5 private companies (combined)	7	984	36,087	2.1%	4,961	3.0%
Total	188	23,282	$1,686,169	100.0%	$166,262	100.0%

Tenant Operating Statistics (Year Ended December 31)(7)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2005		2004		2005	2004	2005	2004	2005	2004	2005	2004
Five Star/Sunrise (2)	1.3	x	1.2	x	92%	90%	84%	85%	12%	11%	4%	4%
Five Star (8)	1.7	x	1.7	x	89%	88%	43%	42%	18%	18%	39%	38%
Sunrise/Marriott (3)	1.3	x	1.3	x	90%	90%	80%	82%	16%	13%	5%	5%
NewSeasons/IBC (4)	1.1	x	1.1	x	80%	79%	100%	100%	—	—	—	—
HealthSouth (5) (9)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (6)	1.8	x	1.6	x	87%	83%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.9	x	1.9	x	96%	96%	21%	22%	32%	32%	47%	46%
5 private companies (combined)	1.8	x	2.1	x	86%	86%	25%	25%	24%	21%	51%	54%

(1)   Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)   These 30 properties are leased to Five Star and 18 were managed by Sunrise on December 31, 2005.  As of December 31, 2005, Five Star operated 12 of these 30 properties and began operating one additional property in February 2006.  Sunrise does not guaranty Five Star’s lease obligations.  The rent that Five Star pays to us is subordinate to the management fees paid by Five Star to Sunrise, but our rent is not subordinate to Five Star’s internal management costs. The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise for the 13 properties that Five Star currently manages. Rent coverage is after non-subordinated management fees on the remaining 17 properties of $13.1 million and $12.0 million in the year ended December 31, 2005 and 2004, respectively.

(3)   Marriott guarantees the lease for the 14 properties leased to Sunrise.

(4)   Independence Blue Cross, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons.

(5)   Effective January 2, 2002, we entered an amended lease with HealthSouth for two hospitals.  In April 2003, we commenced a lawsuit against HealthSouth seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us from January 2, 2002 until the termination or expiration of the amended lease. This litigation is pending at this time.  On October 26, 2004, we terminated the amended lease for default because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On November 2, 2004, HealthSouth brought a second lawsuit against us seeking to prevent our termination of the amended lease.  On September 25, 2005, the court ruled that our termination was proper.  On January 18, 2006, the court ordered HealthSouth to cooperate with us in licensing a new tenant and to pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.

HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court.  During the pendency of these disputes, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month through January 2006.  On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006.  We are reviewing HealthSouth’s calculations of amounts due to us and we may claim additional amounts.  In June 2005, HealthSouth filed a restated Annual Report on Form 10-K for the period ending December 31, 2003.  In December 2005, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2004. The financial and operating data included in these HealthSouth Form 10-Ks show a substantial negative net worth and a history of substantial operating losses. To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth.

(6)   Brookdale guarantees the lease for the 18 properties leased to Alterra.

(7)   All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods ending December 31, 2005, or the most recent prior period for which tenant operating results are available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges and capital expenditure reserves, divided by rent payable to us.  We have not independently verified our tenants’ operating data.

(8)   Includes data for periods prior to our ownership of some of these properties.

(9)   During 2003, HealthSouth issued a press release stating that its historical financial information should not be relied upon.  From that time until June 2005, HealthSouth had not filed audited financial information with the SEC.  In June 2005, HealthSouth filed a restated Annual Report on Form 10-K, or Form 10K, for the period ending December 31, 2003.  In December 2005, HealthSouth filed late a Form 10K for the period ending December 31, 2004.  The financial and operating data included in these HealthSouth Form 10-Ks show a substantial negative net worth and a history of substantial operating losses.  Because we do not have reliable current information about the operations or financial performance of HealthSouth or our hospitals, we do not show operating data for this operator.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(in thousands, except per share amounts)

Rental income	$161,265	$145,731	$15,534	10.7%
Interest and other income	1,922	2,792	(870)	(31.2)%

Interest expense	46,633	41,836	4,797	11.5%
Depreciation expense	43,694	39,301	4,393	11.2%
General and administrative expense	13,117	11,863	1,254	10.6%
Impairment of assets	1,762	—	1,762	100.0%
Loss on early extinguishment of debt	5,207	—	5,207	100.0%

Income from continuing operations	$52,774	$55,523	$(2,749)	(5.0)%
Gain on sale of properties	5,931	1,219	4,712	386.5%
Net income	58,705	56,742	1,963	3.5%

Weighted average shares outstanding	68,757	63,406	5,351	8.4%
Per share amounts:
Income from continuing operations	$0.77	$0.88	$(0.11)	(12.5)%
Gain on sale of properties	$0.08	$0.01	$0.07	700.0%
Net income	$0.85	$0.89	$(0.04)	(4.5)%

Rental income increased in 2005 because of rents from our real estate acquisitions totaling $84.9 million during 2005 and the full impact of rents from our $187.9 million of acquisitions in 2004. Interest and other income for the year ended December 31, 2005, includes $517,000 of interest income from a $24.0 million mortgage financing we provided to

Five Star in June 2005 and which Five Star repaid in August 2005. For the year ended December 31, 2004, interest and other income includes a $1.25 million settlement payment we received from Marriott in January 2004.

Interest expense increased because we assumed $49.2 million of mortgage debt in connection with an acquisition in November 2004 and because of higher rates and amounts outstanding under our revolving bank credit facility. Our weighted average balance outstanding and interest rate under our revolving bank facility was $62.3 million and 4.8% and $45.0 million and 3.0% for the years ended December 31, 2005 and 2004, respectively.

Depreciation expense increased because of 2005 real estate acquisitions totaling $84.9 million and the full year impact of 2004 real estate acquisitions totaling $187.9 million. General and administrative expense includes $1.9 million and $285,000 of HealthSouth litigation costs for the years ended December 31, 2005 and 2004, respectively.  In 2004, it also includes $775,000 of diligence costs incurred in connection with a failed potential acquisition.  General and administrative expense, exclusive of diligence and litigation costs, increased in 2005 by $464,000, or 4.3%, as a result of property acquisitions.

During 2005, we recognized an impairment of assets charge of $1.8 million related to a property that had been closed during the year and that we are now offering for sale.  Also, we recognized a loss on early extinguishment of debt of $5.2 million in connection with our redemption of a portion of our outstanding senior notes.

Income from continuing operations and income from continuing operations per share decreased because of the changes in revenues and expenses described above and an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in 2004 and 2005.

During the year ended December 31, 2005, we recorded a gain of $5.9 million from the sale of three properties.  During the year ended December 31, 2004, we recorded a gain of $1.2 million from the sale of one property.

Net income increased because of the changes that effected income from continuing operations and the gain on sale of properties.  Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2004 and 2005.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	$ Change	% Change
	(in thousands, except per share amounts)

Rental income	$145,731	$129,188	$16,543	12.8%
Interest and other income	2,792	1,960	832	42.4%

Interest expense	41,836	37,899	3,937	10.4%
Depreciation expense	39,301	35,728	3,573	10.0%
General and administrative expense	11,863	10,487	1,376	13.1%

Income from continuing operations	$55,523	$47,034	$8,492	18.1%
Gain (loss) on sale of properties	1,219	(1,160)	2,379	204.9%
Net income	56,742	45,874	10,868	23.7%

Weighted average shares outstanding	63,406	58,445	4,961	8.5%
Per share amounts:
Income from continuing operations	$0.88	$0.80	$0.08	10.0%
Gain (loss) on sale of properties	$0.01	$(0.02)	$0.03	150.0%
Net income	$0.89	$0.78	$0.11	14.1%

Rental income increased because of our acquisitions totaling $187.9 million during 2004 and the full year impact of rents from our $179.4 million of acquisitions during 2003.

Interest and other income for the year ended December 31, 2004, includes a $1.25 million settlement payment we received from Marriott in January 2004.  For the year ended December 31, 2003, interest and other income includes $750,000 of proceeds from the sale of a mortgage note.  In connection with one of our 2002 acquisitions, we were assigned the rights under this mortgage note from a third party.  The mortgage note was allocated zero value at the time of the assignment.  However, in March 2003, we sold the note to an affiliate of the note obligor for $750,000.  Interest and other income for the year ended December 31, 2003, includes $371,000 of mortgage interest income from mortgage financing we provided in February 2003 to Alterra, and a net operating loss of $146,000 from a property we repossessed from a tenant which defaulted on its lease.

Interest expense increased because of our issuance of $150.0 million of 7 7/8% senior unsecured notes in April 2003, partially offset by less interest expense on reduced amounts outstanding under our revolving bank credit facility during 2003.  The weighted average balance outstanding and weighted average interest rate under our revolving bank facility was $45.0 million and 3.0% and $45.7 million and 2.8% for the years ended December 31, 2004 and 2003, respectively.

Depreciation expense increased because of 2004 real estate acquisitions totaling $187.9 million and because of depreciation for a full year of 2003 real estate acquisitions totaling $179.4 million. General and administrative expense includes, in 2004, $1.1 million of diligence costs for a failed potential acquisition and HealthSouth litigation costs, and in 2003, $1.2 million in costs for our litigations with Marriott and HealthSouth. General and administrative expense, exclusive of diligence and litigation costs, increased in 2004 by $1.5 million, or 15.9%, as a result of our acquisitions and for accounting and other costs incurred for the implementation of the requirements of Section 404 of the Sarbanes Oxley-Act and related SEC and NYSE rules.

During the year ended December 31, 2004, we recorded a gain of $1.2 million from the sale of one property.  During the year ended December 31, 2003, we recorded a loss of $1.2 million from the sale of one property.

Income from continuing operations, net income and per share amounts increased because of the factors described above and the increase in the weighted average number of shares outstanding after our issuance of common shares during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal sources of funds for current expenses and distributions to shareholders.  We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that this operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders. In July 2005, we amended our existing revolving bank credit facility to extend its maturity from November 2005 to November 2009, with an extension option to November 2010 upon payment of an extension fee.  Availability under the revolving bank credit facility increased from $250.0 million to $550.0 million, and the amended facility includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a premium.  At December 31, 2005, the annual interest rate payable on our revolving bank credit facility was 5.31%.

In May 2005, we sold one nursing home for $4.6 million.  We used the proceeds to repay borrowings and for general business purposes.  We prepaid one of our mortgage obligations for $4.2 million in connection with the sale of this property.

In June 2005, we purchased four assisted living communities for $24.0 million and loaned $24.0 million under a mortgage line of credit which was secured by six assisted living facilities.  We funded these amounts, totaling $48.0 million, with borrowings under our revolving bank credit facility and cash on hand.  The borrower, Five Star, repaid the $24.0 million mortgage in August 2005 and we used the proceeds to repay amounts outstanding under our revolving bank credit facility. On October 31, 2005, we purchased the six properties securing the mortgage line of credit for $58.0 million with borrowings under our revolving bank credit facility and cash on hand.  Simultaneous with our purchase, we terminated the mortgage line of credit.

During 2005, we purchased $15.5 million of improvements made to some of our properties. We borrowed on our revolving bank credit facility and used cash on hand to fund these purchases.

In December 2005, we issued 3.25 million of our common shares in a public offering, raising net proceeds of $58.2 million.  At that time, we called for redemption $52.5 million of our 7 7/8% senior unsecured notes.  We used the net proceeds from the offering to temporarily repay borrowings outstanding on our revolving bank credit facility and for general business purposes and, ultimately, in January 2006, to redeem such notes.

At the end of December 2005, we sold two assisted living facilities for $8.5 million and the net proceeds received were included in cash at December 31, 2005.

At December 31, 2005, we had $14.6 million of cash and cash equivalents and $486.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

On January 9, 2006, we redeemed the $52.5 million of senior notes and paid a redemption premium of $4.1 million plus accrued but unpaid interest.  We funded these amounts with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

When significant amounts are outstanding under our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of December 31, 2005, we had $1.4 billion available on an effective shelf registration statement.  An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On January 9, 2006, we declared a distribution of $0.32 per common share with respect to our 2005 fourth quarter results.  This distribution was paid to shareholders on February 21, 2006, using cash on hand and borrowings under our revolving bank credit facility.

As of December 31, 2005, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$551,008	$1,065	$2,336	$66,664	$480,943
Capital lease obligations	6,374	917	2,052	1,778	1,627
Ground lease obligations	3,069	142	284	284	2,359
Total	$560,451	$2,124	$4,672	$68,726	$484,929

(1)          At December 31, 2005, our term debt maturities were as follows:  $64.0 million in 2009; $281.6 million in 2012; $12.4 million in 2013; $150.0 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.  In January 2006, we redeemed $52.5 million of the $150.0 million of debt that matures in 2015 with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

As of March 6, 2006, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.  We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours.  See Note 6 to our consolidated financial statements for a discussion of our trust preferred securities.

Debt Covenants

Our principal debt obligations at December 31, 2005, were our unsecured revolving bank credit facility, two issues totaling $395.0 million of unsecured senior notes, our $28.2 million of junior subordinated debentures and $63.8 million of mortgage debt and bonds secured by 21 of our properties.  As discussed above, we redeemed $52.5 million of our unsecured senior notes in January 2006. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of December 31, 2005, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

Related Party Transactions

In 1999, HRPT distributed a majority of our shares to its shareholders.  In order to effect this spin off and to govern relations after the spin off, we entered into a transaction agreement with HRPT pursuant to which it was agreed that so long as (1) HRPT owns more than 10% of our shares; (2) we and HRPT engage the same manager; or (3) we and HRPT have one or more common managing trustees; then we will not invest in office buildings, including medical office buildings and clinical laboratory buildings without the prior consent of HRPT’s independent trustees, and HRPT will not invest in properties involving senior housing without the prior consent of our independent trustees.  If an investment involves both office and senior housing components, the character of the investment will be determined by building area, excluding common areas, unless our board and HRPT’s board otherwise agree at the time.  These provisions do not apply to any investments HRPT held at the time of the spin off.  Also as part of the transaction agreement, we agreed to subject our ability to waive ownership restrictions contained in our charter to the consent of HRPT’s trustees so long as HRPT owns more than 9.8% of our outstanding voting or equity interests.  As of March 6, 2006, HRPT owns 10.7% of our outstanding common shares.

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders.  At the time Five Star was spun off from us, all of the persons serving as directors of Five Star were also our trustees.  Two of our trustees, Messrs. Martin and Portnoy, are currently directors of Five Star.  As of December 31, 2005, we leased 136 senior living communities to Five Star for total annual minimum rent of $103.5 million.  All transactions between us and Five Star subsequent to the Five Star spin off have been approved by our independent trustees who are not directors of Five Star.

In June 2005, we purchased from Five Star four assisted living communities for $24.0 million, which we leased back to Five Star.  These communities were added to a combination lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the combination lease increased by $2.2 million plus percentage rent starting in 2007.

Also in June 2005, we provided a $43.5 million first mortgage line of credit to assist Five Star with financing up to 75% of the purchase price of six assisted living communities located in suburban Pittsburgh, Pennsylvania. Five Star borrowed $24.0 million on this line of credit for the June 2005 closing of its acquisition and subsequently repaid this borrowing in August 2005. On October 31, 2005, we purchased the six properties that secured this line of credit from Five Star for $58.0 million, Five Star’s purchase price for the properties, and we leased them back to Five Star. Simultaneous with our purchase, the line of credit was cancelled.  These properties were added to the existing combination lease described above.  The annual rent under the combination lease increased by $5.2 million plus percentage rent starting in 2007.

In 2005, we sold one nursing home to Five Star and two assisted living facilities previously leased to Five Star to unaffiliated parties for total consideration of approximately $13.0 million and recognized a gain of $5.9 million. These three properties were part of our combination leases with Five Star.  Under the terms of these leases, upon the sale of the properties the annual rent payable to us was reduced by 10% of the net proceeds we received from the sales, or approximately $1.3 million.

During the year ended December 31, 2005, pursuant to the terms of our leases with Five Star, we purchased approximately $15.5 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by 10% of our investments, or approximately $1.5 million.

On February 28, 2006, we agreed to lease the two hospitals affected by the HealthSouth litigation to Five Star, conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals.  When the new lease becomes effective, the annual rent Five Star will pay to us will be $10.25 million per year.  In 2008, when we believe accurate financial information based upon stabilized operations will be available and that the litigation with HealthSouth may be concluded, either we or Five Star may request that the rent be reset effective July 1, 2008.

In December 2005, we completed a public offering for 3.25 million of our common shares.  Simultaneous with this offering, HRPT sold 950,000 of our shares which it owned.  We and HRPT were parties to a joint underwriting agreement in connection with this offering.  We did not receive any proceeds from the sale of our shares by HRPT and HRPT paid its pro-rata share of the expenses of this offering.  The shares sold by HRPT were offered pursuant to an effective registration statement filed by us pursuant to an agreement with HRPT.   HRPT paid the expenses of preparing and filing that registration statement.

RMR originates and presents investment opportunities to our board and provides management and administrative services to us under an agreement.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our investments at the time we were spun off from HRPT is 0.5%.  The percentage for the first $250.0 million of investments made since our spin off from HRPT is 0.7% and thereafter is 0.5%.  In addition RMR receives an incentive fee based upon increases in our funds from operations per share, as defined.  The incentive fee is paid in common shares.  The fees we paid RMR during 2005 for services were $8.9 million.  RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services.  We pay a pro rata share of RMR’s costs in providing that function.  Our audit committee approves the identity and salary of the individual serving as our director of internal audit, as well as the share of the costs which we pay ($107,000 in 2005).  Prior to October 1, 2005, RMR was beneficially owned by Messrs. Barry Portnoy and Gerard Martin, each a managing trustee and member of our board of trustees. Effective October 1, 2005, Messrs. Barry Portnoy and his son, Adam Portnoy, acquired Mr. Martin’s beneficial ownership interest in RMR.  Mr. Adam Portnoy is an executive officer of RMR and the Executive Vice President of HRPT.  Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues to serve as one of our managing trustees.  All transactions between us and RMR are approved by our independent trustees.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  Our three most critical accounting policies concern our investments in real property and are as follows:

Allocation of Purchase Price and Recognition of Depreciation Expense.  The acquisition cost of each real property investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management’s estimates or, under some circumstances, studies provided by independent real estate appraisal firms. We allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, the value of in place leases and the fair market value of above or below market leases and customer relationships.  We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  The value of intangible assets is amortized over the term of the respective lease.  The allocated cost of land is not depreciated.  Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the balance sheet and income for future periods as required by generally accepted accounting principles.

Impairment of Assets. We periodically evaluate our real property investments for impairment indicators.  These indicators may include weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and market or industry changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the related real property investment by comparing it to the expected future undiscounted cash flows to be generated from that property.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Classification of Leases.  Our real property investments are generally leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenues.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.  These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties are operated.  In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

Impact of Inflation

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase.  Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income from our properties becomes insufficient to pay our rent.  To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to guarantee our rent.  To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future.  The decision to enter into these agreements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and the requirements of our borrowing arrangements.

Impact of Government Reimbursement

Approximately 85% of our current annual rents come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources.  The remaining 15% of our rents come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs. The operations of these properties currently produce sufficient cash flow to support our rent.  However, as discussed above in “Business – Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline.  Also, the hospitals we leased to HealthSouth are heavily dependent upon Medicare revenues.  We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2004.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At December 31, 2005, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$245,000	8.625%	$21,131	2012	Semi-Annually
Unsecured senior notes	150,000	7.875%	11,813	2015	Semi-Annually
Junior subordinated debentures	28,241	10.125%	2,859	2041	Quarterly
Mortgages	36,630	6.97%	2,553	2012	Monthly
Mortgages	12,437	6.11%	760	2013	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$487,008		$39,980

In January 2006, we redeemed $52.5 million of our 7 7/8% senior notes and paid a redemption premium of $4.1 million.

No principal payments are due under our unsecured notes, debentures or bonds until maturity.  Our mortgages require principal and interest payments through maturity pursuant to an amortization schedule.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $4.0 million.  Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at December 31, 2005, and discounted cash flow analysis through the maturity date of our fixed rated debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $18 million.

We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined.  Our debentures have provisions that allow us to make repayments at par beginning June 15, 2006.  Our mortgages contain a provision that allows us to make repayment at face value plus a premium which is generally designed to preserve a stated yield to the mortgage holder.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2009.  At December 31, 2005, we had $64.0 million outstanding and $486.0 million available for borrowing under our revolving bank credit facility.  We may make repayments and drawings under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a margin.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $64.0 million at December 31, 2005, was 5.31% per annum.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2005 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2005	5.31%	$64,000	$3,398
10% reduction	4.78%	64,000	3,059
10% increase	5.84%	64,000	3,738

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

We have a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our code of business conduct and ethics is posted on our website, www.snhreit.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR under either our 1999 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  In addition, our independent trustees receive 1,000 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans.  The terms of grants made under these plans are determined by our trustees at the time of the grant.  Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”.  The following table is as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans and excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	None.	None.	2,806,220	(1)

Equity compensation plans not approved by security holders	None.	None.	2,806,220	(1)

Total	None.	None.	2,806,220	(1)

(1)          Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 2,921,920.  Since the Award Plans were established, 115,700 share awards have been granted.

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

4.9

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

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1	Amended and Restated Advisory Agreement, dated as of January 1, 2006, between the Company and Reit Management & Research LLC (+) (Filed herewith.)

10.2	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.3	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.4	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.5	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.6	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

10.7	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)

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

10.22

Second Amended and Restated Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated November 19, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.23

First Amendment to Second Amended and Restated Master Lease Agreement, dated as of May 17, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.)

10.24

Second Amendment to Second Amended and Restated Master Lease Agreement, dated as of June 3, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 8, 2005.)

10.25

Third Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 31, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.26

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, dated December 31, 2001, relating to the Maser Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant, dated December 31, 2001. (Incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2002.)

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

10.28

Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2001.)

10.29

Guaranty Agreement made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, dated January 11, 2002, relating to the Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding

Company Trust and FS Tenant Pool III Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2001.)

10.30

First Amendment to Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.31

Second Amendment to Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.32

Registration Agreement, dated October 10, 2003, between the Company and HRPT Properties Trust. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 10, 2003.)

10.33

Letter Agreement among the Company, Five Star and FVE Acquisition Inc., dated September 23, 2004, regarding FVE Acquisition Inc.’s merger with LTA Holdings, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2004.)

10.34

Letter Agreement between the Company and LTA Holdings, Inc., dated September 23, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.35

Amended and Restated Credit Agreement, dated as of July 29, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, the Sole Arranger, the Sole Book Manager, the Syndication Agents and the Documentation Agents signatory thereto, and each of the financial institutions initially a signatory thereto as a Lender. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 1, 2005.)

12.1	Ratio of Earnings to Fixed Charges. (Filed herewith.)

21.1	List of Subsidiaries. (Filed herewith.)

23.1	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

23.2	Consent of Ernst and Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

(+)	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust, as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited management’s assessment, included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Senior Housing Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Senior Housing Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Senior Housing Properties Trust and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2006

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2005	2004

ASSETS
Real estate properties, at cost:
Land	$185,819	$178,353
Buildings and improvements	1,500,350	1,422,599
	1,686,169	1,600,952
Less accumulated depreciation	239,031	199,232
	1,447,138	1,401,720
Cash and cash equivalents	14,642	3,409
Restricted cash	2,529	6,176
Investments	10,626	13,126
Deferred financing fees, net	9,968	9,367
Due from affiliates	8,845	7,961
Other assets	5,900	5,971
Total assets	$1,499,648	$1,447,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$64,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	394,018	393,775
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	70,141	76,162
Accrued interest	13,089	12,519
Due to affiliate	786	1,516
Other liabilities	11,396	7,850
Total liabilities	581,671	557,063

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,812,227 and 68,495,908 shares issued and outstanding at December 31, 2005 and 2004, respectively	718	685
Additional paid-in capital	1,093,480	1,034,686
Cumulative net income	267,196	208,491
Cumulative distributions	(447,289)	(359,567)
Unrealized gain on investments	3,872	6,372
Total shareholders’ equity	917,977	890,667
Total liabilities and shareholders’ equity	$1,499,648	$1,447,730

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Rental income	$161,265	$145,731	$129,188
Interest and other income	1,922	2,792	1,960
Total revenues	163,187	148,523	131,148

Expenses:
Interest	46,633	41,836	37,899
Depreciation	43,694	39,301	35,728
General and administrative	13,117	11,863	10,487
Impairment of assets	1,762	—	—
Loss on early extinguishment of debt	5,207	—	—
Total expenses	110,413	93,000	84,114
Income from continuing operations	52,774	55,523	47,034
Gain (loss) on sale of properties	5,931	1,219	(1,160)
Net income	$58,705	$56,742	$45,874

Weighted average shares outstanding	68,757	63,406	58,445

Basic and diluted earnings per share:
Income from continuing operations	$0.77	$0.88	$0.80
Gain (loss) on sale of properties	$0.08	$0.01	$(0.02)
Net income	$0.85	$0.89	$0.78

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain on Investments	Totals
Balance at December 31, 2002	58,436,900	$584	$853,637	$105,875	$(209,304)	$1,534	$752,326
Comprehensive income	—	—	—	45,874	—	1,956	47,830
Distributions	—	—	—	—	(72,472)	—	(72,472)
Retired shares	(62)	—	—	—	—	—	—
Share grants	16,500	1	221	—	—	—	222
Balance at December 31, 2003	58,453,338	585	853,858	151,749	(281,776)	3,490	727,906
Comprehensive income	—	—	—	56,742	—	2,882	59,624
Distributions	—	—	—	—	(77,791)		(77,791)
Issuance of shares	10,000,000	100	180,095	—	—	—	180,195
Share grants	27,000	—	470	—	—	—	470
Incentive fee	15,571	—	263	—	—	—	263
Retired shares	(1)	—	—	—	—	—	—
Balance at December 31, 2004	68,495,908	685	1,034,686	208,491	(359,567)	6,372	890,667
Comprehensive income	—	—	—	58,705	—	(2,500)	56,205
Distributions	—	—	—	—	(87,722)	—	(87,722)
Issuance of shares	3,250,000	33	58,137	—	—	—	58,170
Share grants	27,300	—	6	—	—	—	6
Incentive fee	39,019	—	651	—	—	—	651
Balance at December 31, 2005	71,812,227	$718	$1,093,480	$267,196	$(447,289)	$3,872	$917,977

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,705	$56,742	$45,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,694	39,301	35,728
Impairment of assets	1,762	—	—
(Gain) loss on sale of properties	(5,931)	(1,219)	1,160
Write off of deferred finance fees	1,073	—	—
Amortization of deferred finance fees and debt discounts	2,212	2,107	2,034
Changes in assets and liabilities:
Restricted cash	(523)	(998)	105
Due from affiliates	(884)	(1,899)	(6,124)
Other assets	71	377	1,125
Accrued interest	570	51	2,398
Due to affiliates	(729)	885	303
Other liabilities	4,202	(159)	(2,984)
Cash provided by operating activities	104,222	95,188	79,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(97,480)	(137,748)	(179,391)
Increase in security deposits	—	—	600
Mortgage financing provided	(24,000)	(133,849)	(6,900)
Mortgage financing repaid by mortgagor	24,000	133,849	6,900
Proceeds from sale of real estate	12,537	5,900	288
Cash used for investing activities	(84,943)	(131,848)	(178,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	58,170	180,194	—
Proceeds from issuance of senior notes, net of discount	—	—	149,709
Proceeds from borrowings on revolving bank credit facility	143,000	184,000	234,000
Repayments of borrowings on revolving bank credit facility	(116,000)	(249,000)	(213,000)
Repayment of debt	(1,851)	(864)	(801)
Deferred financing fees	(3,643)	—	(3,676)
Distributions to shareholders	(87,722)	(77,791)	(72,472)
Cash (used for) provided by financing activities	(8,046)	36,539	93,760
Increase (decrease) in cash and cash equivalents	11,233	(121)	(5,124)
Cash and cash equivalents at beginning of period	3,409	3,530	8,654
Cash and cash equivalents at end of period	$14,642	$3,409	$3,530

See accompanying notes

	Year Ended December 31,
	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,851	$39,678	$30,695

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	—	50,139	—
Purchases of fixed assets with restricted cash	—	—	(2,151)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	657	733	222
Release of restricted cash to us	4,170	4,930	—
Repayment of debt with cash previously restricted	(4,170)	(4,930)	—

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2005, we owned 188 senior living properties located in 32 states.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or the Company, and all of our consolidated subsidiaries.  We have eliminated all intercompany transactions.

REAL ESTATE PROPERTIES.  We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques.  One of our nursing home properties has been closed and is being offered for sale. At December 31, 2005, we recorded an impairment charge of $1.8 million to reduce the net book value of this asset held for sale to its estimated fair value, less costs to sell, of $1.8 million. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets.  If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

We allocate the value of real estate acquired among buildings, land, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases and customer relationships.  We amortize the value of intangible assets over the term of the respective lease.

CASH AND CASH EQUIVALENTS.  We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates market.

RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at 20 of our mortgaged properties.

INVESTMENTS.  We own 1,000,000 common shares, or 0.48%, of HRPT Properties Trust, or HRPT.  We also own 35,000 common shares, or 0.17%, of Five Star Quality Care, Inc., or Five Star, which we retained or received when we spun off Five Star in 2001.  We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. The Unrealized Gain On Investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2005 ($10.35 and $7.88 per share, respectively). At December 31, 2005, our investment in HRPT had a fair value of $10.4 million, including unrealized gains of $3.9 million.  At March 6, 2006, this investment had a fair value of $10.7 million, including unrealized gains of $4.2 million.  At December 31, 2005, our investment in Five Star had a fair value of $276,000, including an unrealized gain of $22,000.  At March 6, 2006, this investment had a fair value of $348,000, including an unrealized gain of $94,000.

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans.  In the fourth quarter of 2005, we wrote off $1.1 million of unamortized deferred financing fees in connection with our redemption of a portion of our unsecured senior notes. The unamortized balance of deferred financing fees and accumulated amortization were $13.3 million and $3.4 million, and $14.5 million and $5.1 million at December 31, 2005 and 2004, respectively.  The weighted average amortization period is approximately 11 years.  This amortization expense for the five years subsequent to December 31, 2005 is $1.8 million in 2006, $1.8 million in 2007, $1.8 million in 2008, $1.8 million in 2009 and $916,000 in 2010.

REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the life of lease agreements.  We recognize interest income as earned over the terms of real estate mortgages.  We recognize percentage rents when realizable and earned.  For the years ended December 31, 2005, 2004 and 2003, percentage rents earned aggregated $3.2 million, $3.4 million, and $3.3 million, respectively.

EARNINGS PER COMMON SHARE.  We compute earnings per common share using the weighted average number of shares outstanding during the period.  We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

USE OF ESTIMATES.  Preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes.  The actual results could differ from these estimates.

INCOME TAXES.  We operate in a manner to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.  Accordingly, we do not expect to be subject to federal income taxes if we continue to distribute our taxable income and continue to meet the other requirements for qualifying as a real estate investment trust.  However, we are subject to some state and local taxes on our income and property.

SEGMENT REPORTING.  We operate in one segment, real estate leasing of healthcare and senior living properties.

Note 3.  Real Estate Properties

We generally lease our properties on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2010 and 2020.  Some leases to a single tenant or group of affiliated tenants are cross defaulted or cross guaranteed, and provide for all or none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs.  The cost, after impairment write downs, and the depreciated carrying value of the properties leased were $1.7 billion and $1.4 billion at December 31, 2005, respectively.  The future minimum lease payments due to us during the current terms of our leases as of December 31, 2005, are $162.7 million in 2006, $163.0 million in 2007, $163.3 million in 2008, $163.7 million in 2009, $164.0 million in 2010 and $1.1 billion, thereafter.

On June 3, 2005, we purchased from Five Star four assisted living communities for $24.0 million, which we leased back to Five Star.  These properties contain 299 living units and all of the revenues at these facilities are paid by residents from their private resources.  These communities were added to a combination lease for 97 communities from us to Five Star which has a current term ending in 2020, plus tenant renewal options thereafter.  The annual rent under the combination lease increased by $2.2 million and percentage rent, based on increases in gross revenues at the leased properties, will commence in 2007.

Also in June 2005, we provided a $43.5 million first mortgage line of credit to Five Star secured by six assisted living communities located in suburban Pittsburgh, Pennsylvania. Five Star borrowed $24.0 million on this line of credit in June 2005 and subsequently repaid the borrowing in August 2005. On October 31, 2005, we purchased the six properties that secured this line of credit from Five Star for $58.0 million, Five Star’s purchase price for the properties, and we leased them back to Five Star. Simultaneous with our purchase, the line of credit was cancelled.  These properties were added to the existing combination lease described above.  The annual rent under the combination lease increased by $5.2 million plus percentage rent starting in 2007.

In 2005, we sold one nursing home to Five Star and two assisted living facilities previously leased to Five Star to unaffiliated parties for a total consideration of approximately $13.0 million and recognized a gain of $5.9 million. These properties were part of combination leases for properties we lease to Five Star.  Under the terms of these leases, upon the sale of the properties, the annual rent payable to us was reduced by 10% of the net proceeds that we received from the sales, or approximately $1.3 million.

In 2003, we evicted a nursing home tenant that had defaulted on its lease. Until May 2004, Five Star managed this nursing home for our account.  Effective on May 1, 2004, we and Five Star agreed to add this nursing home to a Five Star combination lease.  The facility revenues, expenses and net operating income (loss) for this property for the period from January 1, 2004, to April 30, 2004, were $1.4 million, $1.2 million and $154,000, respectively, and for the period March 17, 2003, to December 31, 2003, were $2.6 million, $2.7 million and $(150,000), respectively. The net operating income (loss) is included in Interest and Other Income in our Consolidated Statement of Income.

During 2005, pursuant to the terms of our leases with Five Star, we purchased approximately $15.5 million of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of our investments, or approximately $1.5 million.

Note 4.  Shareholders’ Equity

We have common shares available for issuance under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  During the years ended December 31, 2005, 2004 and 2003, 24,300, 24,000 and 15,000 common shares, respectively, were awarded to our officers and certain employees of our manager pursuant to the Award Plans.  In addition, our independent trustees were each awarded 1,000, 1,000 and 500 common shares pursuant to the Award Plans during the years ended December 31, 2005, 2004 and 2003, respectively, as part of their annual fees.  The shares awarded to the trustees vested immediately.  The shares awarded to our officers and certain employees of our manager vest over a three year period.  At December 31, 2005, 2,806,220 of our common shares remain available for issuance under the Award Plans.  All share awards are expensed when the grants vest.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2005, 2004 and 2003, were $1.28 per share, $1.26 per share, and $1.24 per share, respectively. The characterization of the distributions made in 2005, 2004 and 2003 was 59.53%, 65.69%, and 52.62% ordinary income, respectively; 35.59%, 32.64%, and 47.38% return of capital, respectively; 4.88%, 1.19%, and 0% capital gain, respectively; and 0%, 0.48%, and 0% uncaptured Section 1250 gain, respectively.

Note 5.  Transactions with Affiliates

We have an agreement with Reit Management & Research LLC, or RMR, for RMR to originate and present investment opportunities to our board and provide management and administrative services to us.  This agreement is subject to annual renewal by our independent trustees.  RMR is beneficially owned by Barry Portnoy, one of our managing trustees, and Adam Portnoy, an executive officer of RMR and Executive Vice President of HRPT.  RMR is compensated annually based on a formula principally related to the gross amount of our investments in real estate.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares.  Fees paid to RMR for the years ended December 31, 2005, 2004, and 2003, were $8.9 million, $8.9 million and $7.6 million, respectively.

As discussed in Note 3, during 2005, we purchased 10 properties from Five Star and leased them to Five Star.  We also sold three properties previously leased to Five Star, one of which was sold to Five Star. During 2005, we purchased approximately $15.5 million of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by 10% of our investments, or approximately $1.5 million.

Note 6.  Indebtedness

On July 29, 2005, we amended our unsecured revolving bank credit facility to increase the available borrowing amount from $250.0 million to $550.0 million and extend the maturity date from November 2005 to November 2009, with an option to extend the maturity by one additional year upon payment of a fee. The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 1.45% to LIBOR plus 1.00%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate on borrowings under our revolving bank credit facility was 5.31% at December 31, 2005. Our revolving bank credit facility is available for acquisitions, working capital and general business purposes.  As of December 31, 2005, $64.0 million was outstanding and $486.0 million was available for borrowing under this revolving bank credit facility.

As discussed in Note 3, we sold a property to Five Star in 2005. Simultaneous with this sale, we repaid the $4.2 million mortgage note that was secured by this property.  This mortgage note was also secured by $4.3 million of restricted cash, which became unrestricted when the mortgage note was prepaid.

At December 31, 2005, our additional outstanding debt consisted of the following (dollars in thousands):

Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$245,000	$836
Senior notes	7.875%	2015	150,000	146
Total unsecured senior notes			395,000	982

Junior subordinated debentures	10.125%	2041	28,241	—
Total unsecured debt			$423,241	$982

Secured and Other Debt	Balance	Interest Rate	Maturity	Number of Properties as Collateral	Initial Cost of Collateral	Net Book Value of Collateral
Mortgages	$36,630	6.97%	June 2012	16	$69,656	$67,706
Mortgages	12,437	6.11%	November 2013	4	15,987	15,540
Bonds	14,700	5.875%	December 2027	1	34,279	30,978
Capital leases	6,374	7.7%	May 2016	2	17,969	15,956
Total secured	$70,141				$137,891	$130,180

In December 2005, we called for redemption $52.5 million of our 7 7/8% senior unsecured notes.  As a result, we recognized a loss on early extinguishment of debt of $5.2 million, which included a $4.1 million redemption premium and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes.  The redemption occurred in January 2006.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity.  Interest on our mortgages is payable monthly. Our monthly payments on our mortgages due 2012 and 2013 include principal and interest.  Payments under our capital leases are due monthly.

As part of our acquisition of 31 assisted living properties in November 2004, we assumed $49.2 million of secured debt which was recorded at its fair value of $50.2 million.  We are amortizing the premium arising from this assumed debt to interest expense over the contractual term of the debt.

Required principal payments on our outstanding debt as of December 31, 2005, are as follows (dollars in thousands):

2006	$1,982
2007	2,123
2008	2,265
2009	66,435
2010	2,007
Thereafter	482,570

At December 31, 2005, our wholly-owned finance subsidiary had 1,095,750 shares of 10.125% trust preferred securities outstanding, with a liquidation preference of $25 per share, for a total liquidation amount of $27.4 million.  We own all of the finance subsidiary’s common securities. This finance subsidiary exists solely to issue the trust preferred securities and its own common securities and to hold as its sole assets $28.2 million of 10.125% junior subordinated debentures due June 15, 2041 that we issued.  We can redeem the debentures for their liquidation amount in whole or in part on or after June 15, 2006.  When the debentures are redeemed or repaid at maturity, the finance subsidiary will redeem a like amount of trust preferred securities.  We have provided a full and unconditional guarantee of this finance subsidiary’s obligations related to the trust preferred securities arising out of payments on or redemptions of the debentures. We are amortizing underwriting commissions and other costs over the 40 year life of the trust preferred securities and the debentures.

Note 7.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and junior subordinated debentures.  The fair values of the financial instruments were not materially different from their carrying values at December 31, 2005 and 2004, except as follows (dollars in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$394,018	$426,388	$393,775	$446,888
Junior subordinated debentures	28,241	29,066	28,241	30,105

The fair values of our senior notes are based on estimates using discounted cash flow analysis and currently prevailing interest rates.  The fair value of our junior subordinated debentures is based on the quoted per share prices of the related trust preferred securities of $25.73 and $26.65 at December 31, 2005 and 2004, respectively.

Note 8.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2005 and 2004 (dollars in thousands):

	At December 31, 2005		Year Ended December 31, 2005
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$1,119,282	67%	$98,549	61%
Sunrise Senior Living, Inc.	325,473	19%	31,088	19%
All others	241,414	14%	31,628	20%
	$1,686,169	100%	$161,265	100%

	At December 31, 2004		Year Ended December 31, 2004
	Investment(1)	% of Total	Revenue	% of Total
Five Star	$1,034,065	65%	$83,169	57%
Sunrise Senior Living, Inc.	325,473	20%	32,194	22%
All others	241,414	15%	30,368	21%
	$1,600,952	100%	$145,731	100%

(1)          Historical costs exclusive of depreciation and, in certain instances, after impairment losses.

Note 9.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2005 and 2004 (dollars in thousands, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,227	$39,605	$40,244	$44,111
Income from continuing operations	13,865	14,316	14,129	10,472
Net income	13,865	15,033	14,129	15,686
Per share data:
Income from continuing operations	$0.20	$0.21	$0.21	$0.15
Net income	$0.20	$0.22	$0.21	$0.23

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,543	$35,506	$35,744	$40,730
Income from continuing operations	13,269	12,822	12,919	16,513
Net income	13,269	14,041	12,919	16,513
Per share data:
Income from continuing operations	$0.21	$0.20	$0.20	$0.26
Net income	$0.21	$0.22	$0.20	$0.26

Note 10.  Commitments and Contingencies

In January 2002, HealthSouth settled a default under its lease with us by exchanging properties.  We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered into an amended lease, reducing the annual rent we received from $10.25 million to $8.7 million, extending the lease term and changing other lease terms between HealthSouth and us.  A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents of HealthSouth.

In March 2003, the SEC accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 17 former HealthSouth executives, including all five of its former chief financial officers, have been adjudicated of, or pled guilty to, various crimes.  In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.25 million from January 2, 2002 until the termination or expiration of the amended lease and to change the lease term to its historical expiration on January 1, 2006, among other matters.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of these defaults. On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease.  On September 25, 2005, the court ruled that our termination was proper.  On January 18, 2006, the court ordered HealthSouth to cooperate with us in licensing a new tenant for our two hospitals and pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.  HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court. During the pendency of these disputes, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month.  On February 2, 2006, HealthSouth paid us an additional $4.6 million which HealthSouth represented to be an amount due from November 1, 2004 to December 31, 2005, and on February 15, 2006, HealthSouth paid us an additional $723,000 which it represented to be an amount due from January 1, 2006 to January 31, 2006. We are reviewing HealthSouth’s calculations of amounts due to us and we may claim additional amounts. In June 2005, HealthSouth filed a restated Annual Report on Form 10-K for the period ending December 31, 2003. In December 2005, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2004. The financial and operating data included in these HealthSouth Form 10-Ks show a substantial negative net worth and a history of substantial operating losses. To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth. If we ultimately prevail in our litigation and are entitled to receive the cash flows, net of a management fee, from the hospitals’ operations, and if, as a result, under Internal Revenue Code laws and regulations applicable to REITs these properties are foreclosure properties, a part of the cash flows received may be subject to income tax at corporate rates. Legal expenses incurred related to our disputes with HealthSouth were $1.9 million, $285,000 and $165,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in general and administrative expense. We expect these legal expenses to continue so long as our litigations with HealthSouth continue, but we cannot predict the amount of these future expenses.  We recently filed a motion seeking an order requiring HealthSouth to reimburse some of our legal fees.  HealthSouth has opposed this motion and we do not know when or how this request will be decided.

In connection with obtaining regulatory approval for the acquisition and lease of one senior living property, we provided a guaranty and a security interest in that property of certain prepaid service obligations to residents.  We are contingently liable in the event the tenant, Five Star, fails to provide these future services.

Note 11.  Pro Forma Information (unaudited)

We purchased 10 properties in 2005 for $82.0 million, including closing costs and 32 properties in 2004 for $187.9 million, including closing costs.

The following table presents our pro forma results of operations as if these 2005 and 2004 acquisitions and related financings were completed on January 1, 2004.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2005	2004
Total revenues	$168,437	$167,971
Income from continuing operations	55,875	64,504
Net income	61,806	65,723

Per common share data:
Income from continuing operations	$0.78	$0.90
Net income	$0.86	$0.92

Note 12.  Subsequent Events.

On February 28, 2006, we agreed to lease the two hospitals involved in the HealthSouth litigation to Five Star, conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals.  When the new lease becomes effective, the annual rent Five Star will pay to us will be $10.25 million per year.  In 2008, when we believe accurate financial information based upon stabilized operations will be available and that the litigation with HealthSouth may be concluded, either Five Star or we may request that the rent be reset effective July 1, 2008.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTSTE AND ACCUMULATED DEPRECIATION

December 31, 2005

(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Cullman (5)	AL	$287	$3,482	$58	$—	$262	$3,565	$3,827	$106	11/19/2004	1998
Madison (5)	AL	334	4,115	25	—	268	4,206	4,475	125	11/19/2004	1998
Sheffield (5)	AL	394	4,817	15	—	394	4,832	5,226	146	11/19/2004	1998
Peoria	AZ	2,687	15,843	541	—	2,687	16,385	19,071	1,861	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	424	—	2,315	14,074	16,389	1,615	1/11/2002	1984
Scottsdale	AZ	979	8,807	91	—	941	8,936	9,877	2,596	5/16/1994	1990
Sun City	AZ	1,174	10,569	173	—	1,189	10,727	11,916	3,095	6/17/1994	1990
Sun City West	AZ	400	3,307	—	—	400	3,307	3,707	270	2/28/2003	1998
Tuscon	AZ	4,429	26,119	747	—	4,429	26,865	31,295	3,110	1/11/2002	1989
Yuma	AZ	223	2,100	438	—	223	2,538	2,761	832	6/30/1992	1984
Yuma	AZ	103	604	95	—	103	698	802	237	6/30/1992	1984
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,166	12/28/1990	1963
Laguna Hills	CA	3,132	28,184	475	—	3,172	28,619	31,791	8,080	9/9/1994	1975
Lancaster	CA	601	1,859	1,350	—	601	3,209	3,810	1,197	12/28/1990	1969
San Diego	CA	9,142	53,904	551	—	9,142	54,456	63,597	6,118	1/11/2002	1987
Stockton	CA	382	2,750	366	—	382	3,116	3,498	1,085	6/30/1992	1968
Stockton	CA	1,176	11,171	466	—	1,176	11,637	12,813	769	9/30/2003	1988
Thousand Oaks	CA	622	2,522	858	—	622	3,380	4,002	1,234	12/28/1990	1965
Van Nuys	CA	716	378	504	—	718	880	1,598	304	12/28/1990	1969
Canon City	CO	292	6,228	385	(3,512)	292	3,101	3,393	459	9/26/1997	1970
Colorado Springs	CO	245	5,236	524	(3,031)	245	2,728	2,974	412	9/26/1997	1972
Delta	CO	167	3,570	341	—	167	3,911	4,078	822	9/26/1997	1963
Grand Junction	CO	204	3,875	861	—	204	4,736	4,940	1,608	12/30/1993	1968
Grand Junction	CO	36	2,583	1,773	—	180	4,212	4,392	1,345	12/30/1993	1978
Lakewood	CO	232	3,766	1,341	—	232	5,107	5,339	1,837	12/28/1990	1972
Littleton	CO	185	5,043	892	—	185	5,935	6,120	2,303	12/28/1990	1965
Littleton	CO	400	3,507	—	—	400	3,507	3,907	286	2/28/2003	1998
New Haven	CT	1,681	14,953	2,258	(12,154)	1,681	5,057	6,738	3,025	5/11/1992	1971
Waterbury	CT	1,003	9,023	2,057	(5,694)	1,003	5,387	6,389	3,093	5/11/1992	1974
Newark	DE	2,010	11,852	384	—	2,010	12,236	14,246	1,411	1/11/2002	1982

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Wilmington	DE	4,365	25,739	677	—	4,365	26,416	30,781	2,972	1/11/2002	1988
Wilmington	DE	1,179	6,950	323	—	1,179	7,273	8,452	838	1/11/2002	1974
Wilmington	DE	38	227	186	—	38	413	451	68	1/11/2002	1965
Wilmington	DE	869	5,126	655	—	869	5,780	6,650	689	1/11/2002	1989
Boca Raton	FL	4,404	39,633	798	—	4,474	40,362	44,835	11,727	5/20/1994	1994
Cape Coral	FL	400	2,907	—	—	400	2,907	3,307	238	2/28/2003	1998
Coral Springs	FL	3,410	20,104	605	—	3,410	20,710	24,119	2,340	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	853	—	3,196	19,701	22,897	2,220	1/11/2002	1990
Deerfield Beach	FL	1,664	14,972	298	—	1,690	15,245	16,934	4,429	5/16/1994	1986
Fort Myers	FL	369	2,174	344	—	369	2,518	2,887	268	1/11/2002	1990
Fort Myers	FL	2,349	21,137	419	—	2,385	21,520	23,905	6,120	8/16/1994	1984
Palm Harbor	FL	3,449	20,336	452	—	3,449	20,788	24,237	2,354	1/11/2002	1989
Palm Harbor	FL	3,327	29,945	591	—	3,379	30,484	33,863	8,857	5/16/1994	1992
Port St. Lucie	FL	1,223	11,009	219	—	1,242	11,209	12,451	3,257	5/20/1994	1993
West Palm Beach	FL	2,061	12,153	1,600	—	2,061	13,753	15,814	1,480	1/11/2002	1988
Athens	GA	337	4,008	15	—	337	4,023	4,359	122	11/19/2004	1998
College Park	GA	300	2,702	315	—	300	3,017	3,317	844	5/15/1996	1985
Columbus	GA	294	3,506	29	—	342	3,488	3,829	108	11/19/2004	1999
Conyers (5)	GA	342	4,180	28	—	322	4,229	4,550	127	11/19/2004	1997
Dalton	GA	262	3,121	18	—	230	3,171	3,401	96	11/19/2004	1997
Dublin	GA	442	3,982	414	—	442	4,395	4,838	1,209	5/15/1996	1968
Evans	GA	230	2,739	16	—	322	2,663	2,985	84	11/19/2004	1998
Gainesville (5)	GA	268	3,264	4	—	280	3,256	3,536	99	11/19/2004	1998
Macon (5)	GA	183	2,278	62	—	334	2,189	2,523	70	11/19/2004	1998
Marietta	GA	300	2,702	336	—	300	3,038	3,338	823	5/15/1996	1967
Tucker	GA	690	6,210	46	—	690	6,256	6,946	93	6/3/2005	1997
Clarinda	IA	77	1,453	620	—	77	2,073	2,150	713	12/30/1993	1968
Council Bluffs	IA	225	893	453	—	225	1,346	1,571	417	4/1/1995	1963
Des Moine	IA	123	627	299	—	123	926	1,049	148	7/1/2000	1965
Glenwood	IA	322	2,098	388	—	322	2,486	2,808	399	7/1/2000	1964

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Mediapolis	IA	94	1,776	485	—	94	2,261	2,355	784	12/30/1993	1973
Pacific Junction	IA	32	306	45	—	32	351	383	94	4/1/1995	1978
Winterset	IA	111	2,099	745	—	111	2,844	2,955	974	12/30/1993	1973
Arlington Heights	IL	3,621	32,587	535	—	3,665	33,077	36,743	9,339	9/9/1994	1986
Indianapolis	IN	2,781	16,396	936	—	2,781	17,332	20,113	1,940	1/11/2002	1986
South Bend	IN	400	3,107	—	—	400	3,107	3,507	254	2/28/2003	1998
Ellinwood	KS	130	1,137	250	—	130	1,387	1,517	366	4/1/1995	1972
Overland Park	KS	1,274	11,426	950	—	1,274	12,377	13,650	1,068	10/25/2002	1985
Overland Park	KS	2,568	15,140	389	—	2,568	15,530	18,097	1,769	1/11/2002	1989
Bowling Green (5)	KY	365	4,489	36	—	322	4,568	4,890	137	11/19/2004	1999
Hopkinsville (5)	KY	316	3,751	36	—	295	3,808	4,103	114	11/19/2004	1999
Lafayette (4)	KY	—	10,848	392	—	—	11,240	11,240	1,244	1/11/2002	1985
Lexington (4)	KY	—	6,394	335	—	—	6,729	6,729	768	1/11/2002	1980
Louisville	KY	3,524	20,779	1,730	—	3,524	22,509	26,033	2,482	1/11/2002	1984
Mayfield	KY	268	3,195	17	—	750	2,730	3,480	98	11/19/2004	1999
Paducah (5)	KY	450	5,558	23	—	450	5,581	6,031	169	11/19/2004	2000
Braintree	MA	3,193	16,652	17	—	3,193	16,669	19,862	5,494	1/1/2002	1975
Winchester	MA	3,218	18,988	1,104	—	3,218	20,091	23,310	2,204	1/11/2002	1991
Woburn	MA	3,809	19,862	20	—	3,809	19,882	23,691	6,553	1/1/2002	1969
Bowie	MD	408	3,421	175	—	408	3,596	4,004	324	10/25/2002	2000
Easton	MD	383	4,555	204	—	383	4,759	5,142	429	10/25/2002	2000
Ellicott City	MD	1,410	22,691	696	—	1,409	23,388	24,797	1,167	3/1/2004	1997
Frederick	MD	385	3,444	209	—	385	3,653	4,038	329	10/25/2002	1998
Severna Park	MD	229	9,798	378	—	229	10,176	10,405	914	10/25/2002	1998
Silver Spring	MD	1,192	9,288	1,819	—	1,200	11,099	12,299	916	10/25/2002	1996
Silver Spring	MD	3,229	29,065	786	—	3,301	29,779	33,080	8,530	7/25/1994	1992
Hampton	MI	300	2,406	—	—	300	2,406	2,706	197	2/28/2003	1998
Midland	MI	300	2,206	—	—	300	2,206	2,506	214	2/28/2003	1998
Monroe	MI	400	2,606	—	—	400	2,606	3,006	205	2/28/2003	1998

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Portage	MI	600	5,212	—	—	600	5,212	5,812	393	2/28/2003	1998
Saginaw	MI	300	2,606	—	—	300	2,606	2,906	213	2/28/2003	1998
Eagan	MN	400	2,506	—	—	400	2,506	2,906	229	2/28/2003	1998
West St. Paul	MN	400	3,608	—	—	400	3,608	4,008	334	2/28/2003	1998
St. Joseph	MO	111	1,027	795	—	111	1,822	1,933	423	6/4/1993	1976
Tarkio	MO	102	1,938	646	—	102	2,584	2,686	878	12/30/1993	1970
Cary	NC	713	4,628	662	—	713	5,290	6,003	471	10/25/2002	1999
Chapel Hill	NC	800	6,414	—	—	800	6,414	7,214	523	2/28/2003	1996
Ainsworth	NE	25	420	243	—	25	662	688	140	7/1/2000	1966
Ashland	NE	28	1,823	326	—	28	2,149	2,177	363	7/1/2000	1965
Blue Hill	NE	56	1,064	273	—	56	1,336	1,393	202	7/1/2000	1967
Central City	NE	21	919	301	—	21	1,220	1,241	201	7/1/2000	1969
Columbus	NE	89	561	250	—	88	812	900	119	7/1/2000	1955
Edgar	NE	1	138	201	—	1	339	340	52	7/1/2000	1971
Exeter	NE	4	626	151	—	4	777	781	133	7/1/2000	1965
Grand Island	NE	119	1,446	756	—	119	2,202	2,321	534	4/1/1995	1963
Gretna	NE	267	673	453	(29)	237	1,127	1,364	173	7/1/2000	1972
Lyons	NE	13	797	237	—	13	1,034	1,047	176	7/1/2000	1969
Milford	NE	24	880	193	—	24	1,073	1,097	201	7/1/2000	1967
Omaha	NE	650	5,850	19	—	650	5,869	6,519	88	6/3/2005	1992
Sutherland	NE	19	1,251	192	—	19	1,443	1,462	239	7/1/2000	1970
Utica	NE	21	569	129	—	21	698	719	115	7/1/2000	1966
Waverly	NE	529	686	245	—	529	931	1,460	181	7/1/2000	1989
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	3,001	9/29/1995	1994
Cherry Hill	NJ	1,001	8,175	—	—	1,001	8,175	9,176	417	12/29/2003	1999
Lakewood (6)	NJ	4,885	28,803	591	—	4,885	29,395	34,279	3,301	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	—	—	1,375	11,232	12,607	573	12/29/2003	2001
Voorhees	NJ	1,001	8,177	—	—	1,001	8,177	9,178	417	12/29/2003	1998
Washington Twp. (Sewall)	NJ	1,001	8,177	—	—	1,001	8,177	9,178	417	12/29/2003	1999

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Albuquerque	NM	3,828	22,572	417	—	3,828	22,989	26,817	2,601	1/11/2002	1986
Columbus	OH	—	27,778	5,155	—	3,623	29,310	32,933	3,177	1/11/2002	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	1,000	6/4/1993	1965
Beaver Falls	PA	1,500	13,500	—	—	1,500	13,500	15,000	79	10/31/2005	1997
Canonsburg	PA	1,499	13,493	606	—	1,518	14,080	15,598	10,018	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	—	—	1,001	8,233	9,234	430	12/29/2003	2001
Devon	PA	550	4,536	—	—	550	4,536	5,086	232	12/29/2003	2001
Elizabeth	PA	696	6,304	4	—	696	6,308	7,004	37	10/31/2005	1986
Exton	PA	1,001	8,233	—	—	1,001	8,233	9,234	420	12/29/2003	2000
Glen Mills	PA	1,001	8,233	—	—	1,001	8,233	9,234	430	12/29/2003	2001
Murrysville	PA	300	2,506	—	—	300	2,506	2,806	226	2/28/2003	1998
New Britain (Chalfont)	PA	979	8,052	—	—	979	8,052	9,031	411	12/29/2003	1998
Penn Hills	PA	200	904	—	—	200	904	1,104	82	2/28/2003	1997
Pittsburgh	PA	644	5,856	2	—	644	5,857	6,502	35	10/31/2005	1987
Pittsburgh	PA	446	4,054	7	—	446	4,061	4,507	24	10/31/2005	1987
South Park	PA	898	8,102	4	—	898	8,106	9,004	48	10/31/2005	1995
Tiffany Court (Kingston)	PA	—	5,682	—	—	—	5,682	5,682	284	12/29/2003	1997
Whitehall	PA	1,599	14,401	—	—	1,599	14,401	16,000	85	10/31/2005	1987
Anderson	SC	295	3,511	16	—	295	3,527	3,822	107	11/19/2004	1999
Beaufort (5)	SC	188	2,320	32	—	188	2,352	2,540	71	11/19/2004	1999
Camden (5)	SC	322	3,957	59	—	641	3,697	4,338	121	11/19/2004	1999
Columbia	SC	300	1,905	—	—	300	1,905	2,205	156	2/28/2003	1998
Greenwood	SC	310	2,790	2	—	401	2,701	3,102	42	6/3/2005	1999
Hartsville (5)	SC	401	4,898	6	—	316	4,990	5,306	149	11/19/2004	1999
Lexington (5)	SC	363	4,322	9	—	183	4,618	4,801	135	11/19/2004	1999
Myrtle Beach	SC	543	3,202	349	—	543	3,551	4,094	407	1/11/2002	1980
Orangeburg (5)	SC	303	3,681	48	—	303	3,729	4,032	112	11/19/2004	1999
Rock Hill	SC	300	1,705	—	—	300	1,705	2,005	150	2/28/2003	1998
Seneca (5)	SC	396	4,831	7	—	396	4,838	5,234	147	11/19/2004	2000

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,157	6/30/1992	1968
Huron	SD	45	968	1	—	45	969	1,014	360	6/30/1992	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,144	6/30/1992	1960
Cleveland (5)	TN	305	3,737	25	—	294	3,775	4,069	114	11/19/2004	1998
Cookeville (5)	TN	322	3,948	11	—	287	3,993	4,280	120	11/19/2004	1998
Franklin (5)	TN	322	3,825	12	—	268	3,891	4,159	117	11/19/2004	1997
Gallatin	TN	280	3,329	16	—	310	3,314	3,624	102	11/19/2004	1998
Goodlettsville	TN	400	3,207	—	—	400	3,207	3,607	286	2/28/2003	1998
Jackson (5)	TN	295	3,482	32	—	304	3,504	3,808	106	11/19/2004	1999
Knoxville (5)	TN	304	3,587	27	—	363	3,555	3,918	110	11/19/2004	1998
Maryville	TN	300	3,607	—	—	300	3,607	3,907	270	2/28/2003	1998
Nashville	TN	750	6,750	88	—	365	7,223	7,588	102	6/3/2005	1979
Bellaire	TX	1,223	11,010	178	—	1,238	11,172	12,411	3,246	5/16/1994	1991
Dallas	TX	4,709	27,768	2,098	—	4,709	29,866	34,575	3,269	1/11/2002	1990
El Paso	TX	2,301	13,567	333	—	2,301	13,900	16,201	1,589	1/11/2002	1987
Houston	TX	5,537	32,647	1,370	—	5,537	34,018	39,554	3,806	1/11/2002	1989
San Antonio	TX	4,283	25,256	1,021	—	4,283	26,277	30,560	2,928	1/11/2002	1989
Woodlands	TX	3,694	21,782	1,567	—	3,694	23,349	27,043	2,585	1/11/2002	1988
Arlington	VA	1,859	16,734	295	—	1,885	17,004	18,888	4,871	7/25/1994	1992
Charlottesville	VA	2,936	26,422	472	—	2,976	26,853	29,830	7,747	6/17/1994	1991
Charlottsville	VA	641	7,637	60	—	305	8,034	8,339	234	11/19/2004	1998
Chesapeake	VA	160	1,498	170	—	160	1,668	1,828	123	5/30/2003	1987
Fredericksburg	VA	287	8,480	385	—	287	8,865	9,152	810	10/25/2002	1998
Midlothian	VA	1,103	13,133	28	—	1,103	13,161	14,263	400	11/19/2004	1996
Newport News	VA	581	6,924	13	—	581	6,937	7,518	211	11/19/2004	1998
Poquoson	VA	220	2,041	85	—	220	2,126	2,346	160	5/30/2003	1987
Richmond	VA	134	3,191	208	—	134	3,399	3,533	307	10/25/2002	1998
Richmond	VA	732	8,721	37	—	732	8,758	9,490	266	11/19/2004	1999
Virginia Beach	VA	881	7,926	140	—	893	8,055	8,947	2,340	5/16/1994	1990
Williamsburg	VA	270	2,468	219	—	270	2,687	2,957	189	5/30/2003	1987

		Initial Cost to Company		Costs Capitalized Subsequent		Cost amount Carried at Close of Period 12/31/05			(2)		Original
Location	State	Land	Building and Equipment	to Acquisition	Impairment	Land	Building and Equipment	(1) Total	Accumulated Depreciation	(3) Date Acquired	Construction Date
Seattle	WA	256	4,869	68	—	256	4,936	5,193	1,853	11/1/1993	1964
Brookfield	WI	834	3,849	8,476	(6,552)	832	5,774	6,607	1,597	12/28/1990	1964
Clintonville	WI	49	1,625	232	—	30	1,876	1,906	732	12/28/1990	1965
Clintonville	WI	14	1,695	289	—	14	1,984	1,998	740	12/28/1990	1960
Madison	WI	144	1,633	477	—	144	2,110	2,254	743	12/28/1990	1920
Milwaukee	WI	277	3,883	(625)	(1,762)	277	1,496	1,773	(0)	3/27/1992	1969
Pewaukee	WI	984	2,432	389	—	984	2,820	3,805	1,034	9/10/1998	1963
Waukesha	WI	68	3,452	2,543	—	68	5,994	6,063	2,096	12/28/1990	1958
Laramie	WY	191	3,632	478	—	191	4,109	4,301	1,475	12/30/1993	1964
Worland	WY	132	2,503	860	—	132	3,364	3,495	1,134	12/30/1993	1970

Total		$181,645	$1,459,434	$77,824	$(32,734)	$185,819	$1,500,350	$1,686,169	$239,031

(1)       Aggregate cost for federal income tax purposes is approximately $1.86 billion.

(2)       Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)       Includes acquisition dates of HRPT Properties Trust, our predecessor.

(4)       These properties are subject to our $6.4 million of capital leases.

(5)       These properties are collateral for our $46.1 million of mortgage notes.

(6)       This property is collateral for our $14.7 million of mortgage bonds.

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2002	$1,238,487	$125,039
Additions	181,542	35,728
Disposals	(1,788)	(341)
Balance at December 31, 2003	$1,418,241	$160,426
Additions	187,887	39,301
Disposals	(5,176)	(495)
Balance at December 31, 2004	$1,600,952	$199,232
Additions	97,480	43,694
Disposals	(8,861)	(2,255)
Impairment	(3,402)	(1,640)
Balance at December 31, 2005	$1,686,169	$239,031

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	March 10, 2006
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	March 10, 2006
John R. Hoadley	(principal financial officer and principal accounting officer)

/s/ Frank J. Bailey	Trustee	March 10, 2006
Frank J. Bailey

/s/ John L. Harrington	Trustee	March 10, 2006
John L. Harrington

/s/ Gerard M. Martin	Trustee	March 10, 2006
Gerard M. Martin

/s/ Barry Portnoy	Trustee	March 10, 2006
Barry Portnoy

/s/ Frederick N. Zeytoonjian	Trustee	March 10, 2006
Frederick N. Zeytoonjian