Form 10-Q
period 2006-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2006-05-03
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☒                 Accelerated Filer ☐                   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 2, 2006:  71,812,227.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2006

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.	Financial Information

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$185,819	$185,819
Buildings and improvements	1,505,680	1,500,350
	1,691,499	1,686,169
Less accumulated depreciation	249,763	239,031
	1,441,736	1,447,138

Cash and cash equivalents	1,247	14,642
Restricted cash	1,858	2,529
Deferred financing fees, net	9,551	9,968
Other assets	26,165	25,371
Total assets	$1,480,557	$1,499,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$106,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,556	394,018
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	69,647	70,141
Accrued interest	8,829	13,089
Other liabilities	14,125	12,182
Total liabilities	568,398	581,671

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,812,227 shares issued and outstanding	718	718
Additional paid-in capital	1,093,480	1,093,480
Cumulative net income	282,863	267,196
Cumulative distributions	(470,269)	(447,289)
Unrealized gain on investments	5,367	3,872
Total shareholders’ equity	912,159	917,977
Total liabilities and shareholders’ equity	$1,480,557	$1,499,648

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$40,823	$38,888
Interest and other income	346	339
Total revenues	41,169	39,227

Expenses:
Interest	11,371	11,223
Depreciation	10,731	10,746
General and administrative	3,400	3,393
Total expenses	25,502	25,362

Net income	$15,667	$13,865

Weighted average shares outstanding	71,812	68,496

Basic and diluted earnings per share:
Net income	$0.22	$0.20

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,667	$13,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,731	10,746
Amortization of deferred finance fees and debt discounts	455	531
Change in assets and liabilities:
Restricted cash	671	(351)
Other assets	702	2,998
Accrued interest	(4,260)	(1,937)
Other liabilities	1,943	(559)
Cash provided by operating activities	25,909	25,293

Cash flows from investing activity:
Acquisitions	(5,330)	(3,741)
Cash used for investing activity	(5,330)	(3,741)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	47,000	10,000
Repayments of borrowings on revolving bank credit facility	(5,000)	(9,000)
Repayment of senior notes	(52,500)	—
Repayment of other debt	(494)	(471)
Deferred financing fees	—	(8)
Distributions to shareholders	(22,980)	(21,919)
Cash used for financing activities	(33,974)	(21,398)

Decrease in cash and cash equivalents	(13,395)	155
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$1,247	$3,564

Supplemental cash flow information:
Interest paid	$15,176	$12,629

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note  2.  Real Estate Properties

At March 31, 2006, we owned 188 properties located in 32 states.

As described below in Note 7, we are in litigation with HealthSouth Corporation, or HealthSouth, regarding two rehabilitation hospitals we own.  On February 28, 2006, we agreed to lease the two hospitals involved in the HealthSouth litigation to Five Star Quality Care, Inc., or Five Star, conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals. Five Star is currently pursuing the required approvals. When the new lease becomes effective, the annual rent will be $10.25 million per year.  In 2008, when we believe accurate financial information based upon stabilized operations will be available and that the litigation with HealthSouth may be concluded, either Five Star or we may request that the rent be reset effective July 1, 2008.

During the three months ended March 31, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $5.3 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $525,000.

Note  3.  Unrealized Gain on Investments

On March 31, 2006, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain on Investments shown on our Consolidated Balance Sheet represents the difference between the market prices of such shares on March 31, 2006 ($11.74 and $10.89 per share, respectively) and on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note  4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$15,394	$13,865
Other comprehensive income:
Change in unrealized gain on investments	1,495	(921)
Comprehensive income	$16,889	$12,994

Note  5.  Indebtedness

We have a $550.0 million, interest only, unsecured revolving bank credit facility. Our revolving bank credit facility matures in November 2009 and may be extended at our option to November 2010 upon our payment of an extension fee. The interest rate (5.6% at March 31, 2006) is LIBOR plus a premium. As of March 31, 2006, $106.0 million was outstanding and $444.0 million was available under this facility.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million, which had been accrued as of December 31, 2005, plus accrued but unpaid interest.

Note  6.  Shareholders’ Equity

On February 21, 2006, we paid a $0.32 per share, or $23.0 million, distribution to our common shareholders for the quarter ended December 31, 2005.  On April 4, 2006, we declared a distribution of $0.32 per share, or $23.0 million, to be paid to common shareholders of record on April 20, 2006, with respect to our results for the quarter ended March 31, 2006. We expect to pay this distribution on or about May 18, 2006.

Note 7.  Commitments and Contingencies

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we are in litigation with HealthSouth. In January 2002, HealthSouth settled a default under its lease with us by exchanging properties.  We delivered to HealthSouth title to five nursing homes which HealthSouth leased from us.  In exchange, HealthSouth delivered to us title to two rehabilitation hospitals and we entered into an amended lease, reducing the annual rent we received from $10.25 million to $8.7 million, extending the lease term and changing other lease terms between HealthSouth and us. A primary factor which caused us to lower the rent for an extended lease term was the purported credit strength of HealthSouth.  In agreeing to lower the rent and extend the lease term, we relied upon statements made by certain officers of HealthSouth, upon financial statements and other documents provided by HealthSouth, upon public statements made by HealthSouth and its representatives concerning HealthSouth’s financial condition and upon publicly available documents of HealthSouth.

In March 2003, the Securities and Exchange Commission, or SEC, accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 17 former HealthSouth executives, including all five of its former chief financial officers, have been convicted of, or pled guilty to, various crimes.  In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud, by increasing the rent payable to us back to $10.25 million from January 2, 2002 until the termination of the amended lease, among other matters.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of these defaults. On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease.  On September 25, 2005, the Superior Court ruled that our termination was proper.  On January 18, 2006, the Superior Court ordered HealthSouth to cooperate with us in licensing a new tenant for our two hospitals and to pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.  HealthSouth has filed an appeal of the court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court. During the pendency of these disputes, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month through January 2006. From February 1, 2006 to April 30, 2006, HealthSouth paid us an additional $6.0 million which HealthSouth represented to be amounts due from October 26, 2004 to

March 31, 2006.  The supporting data for the calculations of amounts due to us provided by HealthSouth appears to be incomplete and contradictory. We have attempted to obtain accurate data and clarifications from HealthSouth, but HealthSouth has been unwilling or unable to provide such data. Pending the resolution of HealthSouth’s appeal and the conclusion of our review of HealthSouth’s calculations of amounts due to us, we have recognized in income only $2.2 million, which represents the minimum amount we are entitled to, even if HealthSouth prevailed in its appeal and HealthSouth’s lease was reinstated. We have deferred recognition of the remaining $4.5 million of cash payments received from HealthSouth. Under Internal Revenue Code laws and regulations applicable to real estate investment trusts, or REITs, a portion of the payments received from HealthSouth will be subject to income tax at corporate rates.  We have also deferred recognition of $2.3 million of estimated tax expense, pending the recognition in income of the deferred payments received. In March 2006, HealthSouth filed late an Annual Report on Form 10-K for the period ending December 31, 2005. The financial and operating data included in HealthSouth’s Form 10-K show a substantial negative net worth and a history of substantial operating losses. Also, HealthSouth’s management identified several material weaknesses in its internal control over financial reporting and stated that it did not maintain effective internal control over financial reporting as of December 31, 2005.  To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth.  Legal expenses incurred related to our disputes with HealthSouth were $390,000 and $400,000 for the three months ended March 31, 2006 and 2005, respectively, and are included in general and administrative expense. We expect these legal expenses to continue so long as our litigations with HealthSouth continue, but we cannot predict the amount of these future expenses. We have filed a motion seeking an order requiring HealthSouth to reimburse some of our legal fees. HealthSouth has opposed this motion and we do not know when or how this request will be decided.

Note 8.  Subsequent Events

In April 2006, we agreed to purchase, from an unaffiliated third party, one independent living community with resident capacity of 194 for $19.1 million.  Simultaneous with our purchase of this property, Five Star will lease it from us for annual rent of $1.6 million plus a percentage of future revenue increases at this community.  Substantially all of the revenues at this community are paid by residents from their own resources.  We expect to fund this acquisition using cash on hand, borrowings under our revolving bank credit facility and by the assumption of $13.0 million of mortgage debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of March 31, 2006 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	36	10,412	$908,977	53.7%	$90,522	54.3%
Assisted living facilities	89	6,197	516,674	30.6%	50,272	30.1%
Skilled nursing facilities	61	6,309	222,295	13.1%	17,334	10.4%
Hospitals	2	364	43,553	2.6%	8,700	5.2%
Total	188	23,282	$1,691,499	100.0%	$166,828	100.0%

Tenant/Operator
Five Star/Sunrise (3)	30	7,307	$634,222	37.5%	$64,246	38.5%
Five Star	106	8,467	490,390	29.0%	39,780	23.8%
Sunrise/Marriott (4)	14	4,091	325,473	19.2%	31,087	18.6%
NewSeasons/IBC (5)	10	1,019	87,641	5.2%	9,287	5.6%
HealthSouth (6)	2	364	43,553	2.6%	8,700	5.2%
Alterra/Brookdale (7)	18	894	61,126	3.6%	7,232	4.3%
Genesis HealthCare Corporation	1	156	13,007	0.8%	1,535	1.0%
5 private companies (combined)	7	984	36,087	2.1%	4,961	3.0%
Total	188	23,282	$1,691,499	100.0%	$166,828	100.0%

Tenant Operating Statistics (Quarter Ended March 31) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2006		2005		2006	2005	2006	2005	2006	2005	2006	2005
Five Star/Sunrise (3)	1.33	x	1.41	x	93%	92%	82%	85%	14%	12%	4%	3%
Five Star (9)	1.49	x	1.77	x	91%	87%	48%	41%	16%	19%	36%	40%
Sunrise/Marriott (4)	1.26	x	1.25	x	92%	90%	80%	80%	16%	16%	4%	4%
NewSeasons/IBC (5)	1.16	x	1.11	x	85%	79%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (7)	2.04	x	1.63	x	90%	84%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.77	x	1.71	x	97%	96%	17%	23%	40%	29%	43%	48%
5 private companies (combined)	1.56	x	1.87	x	90%	87%	26%	24%	20%	21%	54%	55%

(1)          Amounts are before depreciation, but after impairment write downs.

(2)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)          These 30 properties are leased to Five Star and 17 were managed by Sunrise Senior Living, Inc., or Sunrise, at March 31, 2006. As of March 31, 2006, Five Star operated 13 of these 30 properties and intends to begin operating 10 additional properties during the second quarter of 2006. Sunrise does not guaranty Five Star’s lease obligations. The rent that Five Star pays to us is subordinate to the management fees that Five Star pays to Sunrise, but is not subordinate to Five Star’s internal management costs.  The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented for the 23 properties that Five Star currently manages and expects to manage in the second quarter of 2006. Rent coverage is after non-subordinated management fees of $1.4 million and $1.3 million in the quarter ended March 31, 2006 and 2005, respectively, related to the remaining seven properties that Sunrise will manage.

(4)          Marriott International, Inc., or Marriott, guarantees the lease for the 14 properties leased to Sunrise.

(5)          Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons Assisted Living Communities, Inc., or NewSeasons.

(6)          Because we do not have reliable information about HealthSouth’s operations, we do not disclose any operating or financial data for these hospitals or this operator.  See Note 7 to our consolidated financial statements regarding our litigation with HealthSouth and the income we are recognizing with respect to these two hospitals.

(7)          Brookdale Senior Living, Inc., or Brookdale, guarantees the lease for the 18 properties leased to Alterra Healthcare Corporation, or Alterra.

(8)          All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us. We have not independently verified our tenants’ operating data.

(9)          Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005:

	2006	2005	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$40,823	$38,888	$1,935	5.0%
Interest and other income	346	339	7	2.1%

Interest expense	11,371	11,223	148	1.3%
Depreciation expense	10,731	10,746	(15)	(0.1)%
General and administrative expense	3,400	3,393	7	0.2%
Impairment of assets

Net income	$15,667	$13,865	$1,802	13.0%
Weighted average shares outstanding	71,812	68,496	3,316	4.9%
Net income per share	$0.22	$0.20	$0.02	10.0%

Rental income increased because of rents from our real estate acquisitions totaling $97.5 million, offset by rent reductions resulting from the sale of three properties for $12.5 million during 2005. See Note 7 to our consolidated financial statements for an explanation of our recognition of rental income from HealthSouth.

Interest expense increased due to higher interest costs associated with our revolving bank credit facility offset by a decrease in interest on our senior notes as a result of our repayment of $52.5 million of these notes in January 2006.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $101.9 million and 5.6% and $38.5 million and 4.0% for the three months ended March 31, 2006 and 2005, respectively.

Depreciation expense for the first quarter of 2006 decreased as a result of the sale of three properties and the cessation of depreciation expense on $14.7 million of furniture, fixtures and equipment that became fully depreciated in 2005.  These decreases were offset by increased depreciation on our real estate acquisitions totaling $97.5 million in 2005.  General and administrative expenses increased in 2006 due to acquisitions since April 1, 2005. General and administrative expenses include $390,000 and $400,000 of HealthSouth litigation costs in the first quarters of 2006 and 2005, respectively.

Net income and net income per share increased because of the changes in revenues and expenses described above. The weighted average number of shares outstanding increased as a result of our issuance of common shares in December 2005.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders. Our revolving bank credit facility matures in November 2009, and we may extend it to November 2010 upon payment of an extension fee. The revolving bank credit facility permits us to borrow up to $550.0 million, and includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a premium. At March 31, 2006, the annual interest rate payable on our revolving bank credit facility was 5.6%.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million plus accrued but unpaid interest.  We funded these amounts with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

During 2006, we purchased $5.3 million of improvements made to some of our properties. We used cash on hand to fund these purchases.

At March 31, 2006, we had $1.2 million of cash and cash equivalents and $444.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In April 2006, we agreed to purchase a property for $19.1 million.  We expect to use cash on hand, borrowings under our revolving bank credit facility and the assumption of $13.0 million of mortgage debt to fund this acquisition. The sale is expected to close in the second half of 2006.

When significant amounts are outstanding under our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  As of March 31, 2006, we had $1.4 billion available on an effective shelf registration statement. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On February 21, 2006, we paid a $0.32 per common share, or $23.0 million, distribution to our common shareholders for the quarter ended December 31, 2005.  On April 4, 2006, we declared a distribution of $0.32 per common share, or $23.0 million, to be paid to our common shareholders of record on April 20, 2006 with respect to our results for the quarter ended March 31, 2006.  We expect to pay this distribution on or about May 18, 2006, using cash on hand and borrowings under our revolving bank credit facility.

As of March 31, 2006, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$434,237	$794	$2,336	$2,664	$428,443
Revolving Bank Credit Facility	106,000	—	—	106,000	—
Capital Lease Obligations	6,151	694	2,052	1,778	1,627
Ground Lease Obligations	3,034	142	284	284	2,324
Total	$549,422	$1,630	$4,672	$110,726	$432,394

(1)          Our term debt maturities are as follows:  $281.4 million in 2012; $12.4 million in 2013; $97.5 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.

As of May 2, 2006, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. We have no off balance sheet arrangements other than our trust preferred securities issued by an unconsolidated subsidiary of ours. The junior subordinated debentures due in 2041 which fund these trust preferred securities are included on our balance sheet.

Debt Covenants

Our principal debt obligations at March 31, 2006, were our unsecured revolving bank credit facility, two issues totaling $342.5 million of unsecured senior notes, our $28.2 million of junior subordinated debentures and $63.5 million of mortgage debt and bonds secured by 21 of our properties. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  Our junior subordinated debentures are governed by an indenture which is generally less restrictive than the indenture governing our senior notes and the terms of our revolving bank credit facility.  As of March 31, 2006, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

Related Party Transactions

On February 28, 2006, we agreed to lease the two hospitals involved in the HealthSouth litigation described above in Note 7 to our consolidated financial statements to Five Star, conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals. Five Star has applied for the required regulatory approvals, but the regulatory authorities have made a preliminary determination that an agreement from HealthSouth may be required. We and Five Star have asked these authorities to reconsider this determination. When the new lease with Five Star becomes effective, the annual rent will be $10.25 million per year. In 2008, when we believe accurate financial information based upon stabilized operations will be available and that the litigation with HealthSouth may be concluded, either Five Star or we may request that the rent be reset effective July 1, 2008.

During the three months ended March 31, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $5.3 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $525,000.

In April 2006, we agreed to purchase, from an unaffiliated third party, one independent living community with resident capacity of 194 for $19.1 million.  Simultaneous with our purchase of this property, Five Star will lease it from us for annual rent of $1.6 million plus a percentage of future revenue increases at this community.  Substantially all of the revenues at this community are paid by residents from their own resources.  We expect to fund this acquisition using cash on hand, borrowings under our revolving bank credit facility and by the assumption of $13.0 million of mortgage debt.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2005.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2009.  At March 31, 2006, we had $106.0 million outstanding and $444.0 million available for borrowing under our revolving bank credit facility. We may make repayments and drawings under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $106.0 million at March 31, 2006, was 5.69% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2006	5.69%	$106,000	$6,031
10% reduction	5.12%	$106,000	$5,427
10% increase	6.26%	$106,000	$6,636

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•                  A MASSACHUSETTS TRIAL COURT HAS RULED THAT OUR TERMINATION OF HEALTHSOUTH CORPORATION’S LEASE OF TWO HOSPITALS WAS PROPER AND ORDERED HEALTHSOUTH TO PAY US THE NET PATIENT REVENUES, LESS A MANAGEMENT FEE AND OPERATION COSTS, SINCE OCTOBER 26, 2004.  HOWEVER, HEALTHSOUTH HAS FILED A NOTICE OF APPEAL OF THESE DECISIONS AND HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL.

•                  A MASSACHUSETTS TRIAL COURT HAS ORDERED HEALTHSOUTH TO COOPERATE WITH US TO LICENSE A NEW TENANT FOR OUR HOSPITALS OPERATED BY HEALTHSOUTH.  HEALTHSOUTH HAS FILED A NOTICE TO APPEAL THIS DECISION AND THAT APPEAL HAS NOT BEEN DECIDED, ALTHOUGH A STAY PENDING APPEAL SOUGHT BY HEALTHSOUTH WAS DENIED.  HEALTHSOUTH RECENTLY FILED A MOTION IN THE TRIAL COURT SEEKING TO LIMIT ITS COOPERATION WITH THE LICENSING PROCESS AND FOR OTHER RELIEF.  FUTURE ACTIONS BY HEALTHSOUTH, FUTURE DECISIONS BY COURTS WITH JURISDICTION OVER THESE MATTERS OR DECISIONS BY HEALTH REGULATORY AUTHORITIES MAY DELAY OR PREVENT OUR ENTERING A LEASE WITH A NEW TENANT FOR OUR HOSPITALS DESPITE THE EXISTING COURT ORDERS.

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

•                  IN A SECOND LITIGATION, WE ARE SEEKING TO COLLECT INCREASED RENT FROM HEALTHSOUTH SINCE JANUARY 2002.  THE FACT THAT WE HAVE RECEIVED A FAVORABLE RULING IN A SEPARATE LITIGATION MAY IMPLY THAT WE WILL ALSO SUCCEED IN THIS INCREASED RENT LITIGATION.  HOWEVER, THE ISSUES IN THESE TWO LITIGATIONS ARE SOMEWHAT DIFFERENT AND ARE PENDING IN DIFFERENT COURTS.  WE BELIEVE ALL OF OUR CLAIMS ARE VALID.  HOWEVER, NOT ALL OF OUR CLAIMS HAVE BEEN FINALLY DETERMINED AND THE FACT THAT WE HAVE RECEIVED FAVORABLE RULINGS IN ONE CASE DOES NOT MEAN WE WILL SUCCEED IN THE OTHER CASE.

•                  WE HAVE ENTERED AN AGREEMENT TO LEASE TO FIVE STAR THE TWO HOSPITALS INVOLVED IN THE HEALTHSOUTH LITIGATION, CONDITIONED UPON REGULATORY APPROVALS.  THE IMPLICATION OF THIS STATEMENT IS THAT THE REGULATORY APPROVALS WILL BE FORTHCOMING AND THE LEASE WILL BECOME EFFECTIVE.  HOWEVER, THE REGULATORY AUTHORITIES HAVE MADE A PRELIMINARY DETERMINATION THAT FIVE STAR’S APPLICATIONS FOR APPROVAL REQUIRE AN AGREEMENT FROM HEALTHSOUTH AND WE AND FIVE STAR MAY BE UNABLE TO OBTAIN THAT AGREEMENT. WE HAVE NO ABILITY TO ENSURE THAT REGULATORY APPROVALS WILL BE OBTAINED, AND THEY MAY NOT BE OBTAINED.  IF SUCH APPROVALS ARE NOT OBTAINED, THE LEASE MAY NEVER BECOME EFFECTIVE.

•                  IF THE NEW HOSPITALS’ LEASE BECOMES EFFECTIVE, EITHER WE OR FIVE STAR MAY REQUEST THAT THE RENT BE RESET EFFECTIVE JULY 1, 2008, BY WHICH TIME WE EXPECT THE FINANCIAL OPERATIONS OF THESE HOSPITALS TO BECOME STABILIZED, ACCURATE FINANCIAL INFORMATION TO BE KNOWN, AND THE LITIGATION WITH HEALTHSOUTH TO BE CONCLUDED.  THE IMPLICATION OF THIS STATEMENT IS THAT WE MAY BE ABLE TO RAISE THE RENT EFFECTIVE JULY 1, 2008.  IN FACT, IT MAY TAKE LONGER TO STABILIZE THE FINANCIAL AFFAIRS AND ACCOUNTS OF THE HOSPITALS AND THE LITIGATION WITH HEALTHSOUTH MAY CONTINUE BEYOND JULY 1, 2008.  MOREOVER, A RENT RESET MAY RESULT IN A RENT DECLINE.  ALSO, IF WE AND FIVE STAR ARE UNABLE TO AGREE UPON A RESET RENT EFFECTIVE JULY 1, 2008, WE MAY DECIDE TO IDENTIFY A NEW TENANT FOR THESE HOSPITALS.

•                  THE IMPLICATION OF THE FORWARD LOOKING STATEMENTS IN THIS REPORT REGARDING OUR LITIGATIONS WITH HEALTHSOUTH MAY BE THAT WE WILL EVENTUALLY RECOGNIZE MORE INCOME FROM OUR OWNERSHIP OF THE TWO HOSPITALS THAN $725,000 PER MONTH. HOWEVER, THIS IMPLICATION MAY NOT BE REALIZED FOR MANY DIFFERENT REASONS:  OUR REVIEW OF HEALTHSOUTH’S CALCULATIONS OF AMOUNTS DUE TO US MAY RESULT IN ADJUSTMENTS THAT DECREASE OR INCREASE THE FINAL AMOUNTS DUE TO US. HEALTHSOUTH MAY BECOME UNABLE TO PAY THE INCREASED AMOUNTS, IF ANY, DUE TO US.  WE MAY BE UNABLE TO IDENTIFY A NEW TENANT FOR THESE HOSPITALS WHO OBTAINS APPROPRIATE LICENSES AND WHO IS WILLING OR ABLE TO PAY INCREASED RENTS.  HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL AND ITS LEASE MAY BE REINSTATED.  THE FINANCIAL RESULTS OF THE HOSPITALS’ OPERATIONS MAY DECLINE AND THIS DECLINE MAY BE MATERIAL.  IN FACT, HEALTHSOUTH MAY CEASE PAYING AMOUNTS DUE TO US UNTIL A NEW TENANT IS INSTALLED AT THE HOSPITALS.

•                  LITIGATION IS EXPENSIVE. SINCE THE CURRENT LITIGATIONS BETWEEN US AND HEALTHSOUTH BEGAN IN APRIL 2003, WE HAVE SPENT APPROXIMATELY $2.7 MILLION IN LITIGATION COSTS.  WE EXPECT THAT THESE EXPENSES WILL CONTINUE AND MAY INCREASE SO LONG AS THE LITIGATIONS CONTINUE.  MOREOVER, WE ARE UNABLE TO PROVIDE ANY PROJECTIONS AS TO WHEN THESE LITIGATIONS MAY END OR THE AMOUNTS OF FUTURE LITIGATION COSTS. WE HAVE REQUESTED THAT THE COURT ORDER HEALTHSOUTH TO PAY SOME OF OUR LITIGATION COSTS.  HEALTHSOUTH HAS OPPOSED THIS REQUEST AND WE DO NOT KNOW HOW THE COURTS WILL RULE OR WHETHER HEALTHSOUTH WILL BE WILLING OR ABLE TO HONOR ANY AWARD WHICH MAY BE MADE.

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

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

PART II.   Other Information

Item 1.      Legal Proceedings

Our litigation with HealthSouth, as described in our Annual Report 10-K for the year ending December 31, 2005 and elsewhere in this Quarterly Report on Form 10-Q, is continuing.

Item 6.      Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 3, 2006

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial officer)
Dated: May 3, 2006