Form 10-Q
period 2006-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2006-08-03
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☒            Accelerated Filer ☐            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares outstanding as of August 2, 2006:  71,819,727.

SENIOR HOUSING PROPERTIES TRUST
FORM 10-Q

June 30, 2006

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”,
“we”, “us” and “our” refer to  Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.       Financial Statements

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$185,819	$185,819
Buildings and improvements	1,513,383	1,500,350
	1,699,202	1,686,169
Less accumulated depreciation	254,087	239,031
	1,445,115	1,447,138

Cash and cash equivalents	2,747	14,642
Restricted cash	2,147	2,529
Deferred financing fees, net	7,817	9,968
Other assets	32,731	25,371
Total assets	$1,490,557	$1,499,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$141,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,595	394,018
Junior subordinated debentures due 2041	—	28,241
Secured debt and capital leases	79,168	70,141
Accrued interest	12,248	13,089
Other liabilities	14,722	12,182
Total liabilities	588,733	581,671

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,819,727 and 71,812,227 shares issued and outstanding, respectively	718	718
Additional paid-in capital	1,093,612	1,093,480
Cumulative net income	295,549	267,196
Cumulative distributions	(493,249)	(447,289)
Unrealized gain on investments	5,194	3,872
Total shareholders’ equity	901,824	917,977
Total liabilities and shareholders’ equity	$1,490,557	$1,499,648

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$40,921	$39,094	$81,744	$77,982
Interest and other income	355	511	701	850
Total revenues	41,276	39,605	82,445	78,832

Expenses:
Interest	11,546	11,443	22,917	22,675
Depreciation	10,922	10,759	21,653	21,505
General and administrative	3,383	3,087	6,783	6,480
Impairment of assets	1,420	—	1,420	—
Loss on early extinguishment of debt	1,319	—	1,319	—
Total expenses	28,590	25,289	54,092	50,660

Income from continuing operations	12,686	14,316	28,353	28,172
Gain on sale of property	—	717	—	717
Net income	$12,686	$15,033	$28,353	$28,889

Weighted average shares outstanding	71,817	68,537	71,814	68,516

Basic and diluted earnings per share:
Income from continuing operations	$0.18	$0.21	$0.39	$0.41
Gain on sale of property	—	$0.01	—	$0.01
Net income	$0.18	$0.22	$0.39	$0.42

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$28,353	$28,889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,653	21,505
Impairment of assets	1,420	—
Loss on early extinguishment of debt	1,319	—
Gain on sale of properties	—	(717)
Amortization of deferred financing fees and debt discounts	909	1,061
Change in assets and liabilities:
Restricted cash	382	4,089
Other assets	(6,037)	2,698
Accrued interest	(841)	183
Other liabilities	2,672	(863)
Cash provided by operating activities	49,830	56,845

Cash flows from investing activities:
Acquisitions	(11,076)	(31,704)
Proceeds from sale of real estate	—	4,600
Mortgage financing provided	—	(24,000)
Cash used for investing activities	(11,076)	(51,104)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	90,000	66,000
Repayments of borrowings on revolving bank credit facility	(13,000)	(19,000)
Repayment of senior notes	(52,500)	—
Repayment of junior subordinated debentures	(28,241)	—
Repayment of other debt	(948)	(5,085)
Deferred financing fees	—	(8)
Distributions to shareholders	(45,960)	(43,850)
Cash used for financing activities	(50,649)	(1,943)

(Decrease) increase in cash and cash equivalents	(11,895)	3,798
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$2,747	$7,207

Supplemental cash flow information:
Interest paid	$22,850	$21,430

Non-cash investing activity:
Increase in capital lease assets	$(9,975)	$—

Non-cash financing activities:
Increase in capital lease obligations	$9,975	$—
Issuance of common shares	132	369

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

Note 2.  Real Estate Properties

At June 30, 2006, we owned 188 properties located in 32 states.

In April 2006, we agreed to purchase from an unaffiliated third party one independent living community with 194 units for $19.1 million.  Substantially all of the revenues at this community are paid by residents from their own resources.  We expect to fund this acquisition during the third quarter of 2006 using cash on hand, borrowings under our revolving bank credit facility and by the assumption of $13.0 million of mortgage debt. We intend to lease this community to Five Star Quality Care, Inc., or Five Star, for annual rent of $1.6 million plus a percentage of future revenue increases at this community.

During the second quarter, we entered into a new lease with HealthQuest, Inc., or HealthQuest, for three senior living properties in South Dakota operated by HealthQuest. The new lease is effective July 1, 2006 and expires in 2016.  HealthQuest has one 10 year renewal option. The rent payable to us will average $1.3 million per year during the initial lease term; although it will commence at $1.2 million per year and then increase during the lease term.  Other lease terms are substantially the same as those in the prior lease.

As described below in Note 7, we are in litigation with HealthSouth Corporation, or HealthSouth, regarding our two rehabilitation hospitals.  On February 28, 2006, we agreed to lease the two hospitals involved in the HealthSouth litigation to Five Star conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals. On June 30, 2006, the lease was amended to allow Five Star additional time to obtain the required approvals. When the amended lease becomes effective, the annual rent will be $10.25 million per year.

As of June 30, 2006, we owned three nursing home properties that are held for sale.  During the second quarter, we recorded an impairment charge of $1.4 million to reduce the net book value of these assets held for sale to their estimated fair values, less costs to sell, of $6.9 million.

During the six months ended June 30, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $11.1 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $1.1 million.

Note 3.  Unrealized Gain on Investments

On June 30, 2006, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain on Investments shown on our Consolidated Balance Sheet represents the difference between the market prices of such shares on June 30, 2006 ($11.56 and $11.07 per share, respectively) and on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note  4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2006	2006	2005
Net income	$12,686	$15,033	$28,353	$28,889
Other comprehensive income:
Change in unrealized gain on investments	(173)	480	1,322	(441)
Comprehensive income	$12,513	$15,513	$29,675	$28,448

Note  5.  Indebtedness

We have a $550.0 million, interest only, unsecured revolving bank credit facility. Our revolving bank credit facility matures in November 2009 and may be extended at our option to November 2010 upon our payment of an extension fee. The interest rate (6.35% at June 30, 2006) is LIBOR plus a premium. As of June 30, 2006, $141.0 million was outstanding and $409.0 million was available under this facility.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million, which had been accrued as of December 31, 2005, plus accrued but unpaid interest.

On June 15, 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued, but unpaid interest.  As a result, we recognized a loss on early extinguishment of debt of $1.3 million, which was the unamortized deferred finance costs related to the debentures.

We have two properties that we lease from an unrelated third party and account for as capital leases.  During the second quarter, we amended these leases to extend the lease terms from 2016 to 2026 and to add a purchase option.  Also, the current rent payable did not change, but scheduled increases will take effect beginning in 2012. The amended lease meets the criteria of a capital lease and, as a result, the capital lease asset and liability included in our Consolidated Balance Sheet were increased by $10.0 million to reflect the present value of the amended future minimum lease payments.  These capital lease assets and obligations will be amortized over the amended lease term.

Note  6.  Shareholders’ Equity

On May 18, 2006, we paid a $0.32 per share, or $23.0 million, distribution to our common shareholders for the quarter ended March 31, 2006.  On July 6, 2006, we declared a distribution of $0.33 per share, or $23.7 million, to be paid to common shareholders of record on July 20, 2006, with respect to our results for the quarter ended June 30, 2006. We expect to pay this distribution on or about August 18, 2006.

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

In March 2003, the Securities and Exchange Commission, or SEC, accused HealthSouth and some of its executives of publishing false financial information; since then, according to published reports, at least 17 former HealthSouth executives, including all five of its former chief financial officers, have been convicted of, or pled guilty to, various crimes.  In April 2003, we commenced a lawsuit against HealthSouth in the Massachusetts Land Court seeking, among other matters, to reform the amended lease, based upon HealthSouth’s fraud by increasing the rent payable to us back to $10.25 million from January 2, 2002 until the termination of the amended lease.  HealthSouth has defended this lawsuit and asserted counterclaims against us arising from this and unrelated matters.  This litigation is pending at this time.  In June 2004, we declared an event of default under the amended lease because HealthSouth failed to deliver to us accurate and timely financial information as required by the amended lease.  On October 26, 2004, we terminated the amended lease because of these defaults. On November 2, 2004, HealthSouth brought a second lawsuit against us in the Massachusetts Superior Court seeking to prevent our termination of the amended lease.  On September 25, 2005, the Superior Court ruled that our termination was proper.  On January 13, 2006, the Superior Court ordered HealthSouth to cooperate with us in licensing a new tenant for our two hospitals and to pay us the hospitals’ net patient revenues, after a 5% management fee and payment of costs and expenses of operation, since October 26, 2004.

HealthSouth has appealed the Superior Court’s decisions; however, HealthSouth’s motions for a stay of the court’s decisions during the appeal have been denied by both the trial court and the appeals court. HealthSouth has filed various motions to modify these decisions which also have been denied. During the pendency of these disputes, HealthSouth continued to pay us at the disputed rent amount of $725,000 per month through January 2006. In 2006, HealthSouth paid us $8.5 million, which includes amounts HealthSouth represented to be due from October 26, 2004 to June 30, 2006.  The supporting data for the calculations of amounts due to us provided by HealthSouth appears to be incomplete and contradictory. We have attempted to obtain accurate data and clarifications from HealthSouth, but HealthSouth has been unwilling or unable to provide such data. Pending the resolution of HealthSouth’s appeal and the verification or correction of HealthSouth’s calculations of amounts due to us, we have recognized in income $2.2 million and $4.4 million for the quarter and six months ended June 30, 2006, respectively, which represents the minimum amount we are entitled to if HealthSouth prevails in its appeal and HealthSouth’s lease is reinstated. We have deferred recognition of the remaining $4.1 million of cash payments received from HealthSouth. Under Internal Revenue Code laws and regulations applicable to real estate investment trusts, or REITs, a portion of the payments received from HealthSouth may be subject to income tax at corporate rates.  We have also deferred recognition of $3.2 million of estimated tax expense, pending the recognition in income of the deferred payments received. The financial and operating data included in HealthSouth’s Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, show a substantial negative net worth and a history of substantial operating losses. Also, HealthSouth’s management identified several material weaknesses in its internal control over financial reporting and stated that it did not maintain effective internal control over financial reporting as of December 31, 2005, and March 31, 2006.  To date we have been unable to obtain reliable current financial information about the operations of HealthSouth or our hospitals. Accordingly, we do not know if we will be able to collect any additional amounts which the courts may determine to be owed to us by HealthSouth.  Legal expenses incurred related to our disputes with HealthSouth were $320,000 and $500,000 for the quarters ended June 30, 2006 and 2005, respectively, and $710,000 and $900,000 for the six months ended June 30, 2006 and 2005, respectively, and are included in general and administrative expense. We expect these legal expenses to continue so long as our litigations with HealthSouth continue, but we cannot predict the amount of these future expenses. We have filed a motion seeking an order requiring HealthSouth to reimburse some of our legal fees. HealthSouth has opposed this motion and we do not know when or how this request will be decided.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of June 30, 2006 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	36	10,380	$919,721	54.1%	$90,767	54.1%
Assisted living facilities	89	6,250	517,833	30.5%	50,744	30.3%
Skilled nursing facilities	61	6,303	218,095	12.9%	17,432	10.4%
Hospitals	2	364	43,553	2.5%	8,700	5.2%
Total	188	23,297	$1,699,202	100.0%	$167,643	100.0%

Tenant/Operator
Five Star/Sunrise (3)	30	7,275	$646,270	38.0%	$64,452	38.4%
Five Star	106	8,514	486,045	28.6%	40,141	23.9%
Sunrise/Marriott (4)	14	4,091	325,473	19.2%	31,087	18.6%
NewSeasons/IBC (5)	10	1,019	87,641	5.2%	9,287	5.6%
HealthSouth (6)	2	364	43,553	2.5%	8,700	5.2%
Alterra/Brookdale (7)	18	894	61,126	3.6%	7,355	4.4%
Genesis HealthCare Corporation	1	156	13,007	0.8%	1,535	0.9%
5 private companies (combined)	7	984	36,087	2.1%	5,086	3.0%
Total	188	23,297	$1,699,202	100.0%	$167,643	100.0%

Tenant Operating Statistics (Quarter Ended March 31,) (8)					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Five Star/Sunrise (3)	1.33x	1.41x	93%	92%	82%	85%	14%	12%	4%	3%
Five Star (9)	1.49x	1.77x	91%	87%	48%	41%	16%	19%	36%	40%
Sunrise/Marriott (4)	1.26x	1.25x	92%	90%	80%	80%	16%	16%	4%	4%
NewSeasons/IBC (5)	1.16x	1.11x	85%	79%	100%	100%	—	—	—	—
HealthSouth (6)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (7)	2.04x	1.63x	90%	84%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.77x	1.71x	97%	96%	17%	23%	40%	29%	43%	48%
5 private companies (combined)	1.56x	1.87x	90%	87%	26%	24%	20%	21%	54%	55%

(1)          Amounts are before depreciation, but after impairment write downs.

(2)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)          These 30 properties are leased to Five Star. As of June 30, 2006, Sunrise Senior Living, Inc., or Sunrise, operated seven and Five Star operated 23 of these 30 properties. Sunrise does not guaranty Five Star’s lease obligations. The rent that Five Star pays to us is subordinate to the management fees that Five Star pays to Sunrise, but is not subordinate to Five Star’s internal management costs.  The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented for the 23 properties that Five Star manages. Rent coverage is after non-subordinated management fees of $1.4 million and $1.3 million for the quarters ended March 31, 2006, and 2005, respectively, related to the remaining seven properties that Sunrise manages.

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

(9)          Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005:

	2006	2005	Change	% Change
	(in thousands, except per share amounts)
Rental income	$40,921	$39,094	$1,827	4.7%
Interest and other income	355	511	(156)	(30.5)%

Interest expense	11,546	11,443	103	0.9%
Depreciation expense	10,922	10,759	163	1.5%
General and administrative expense	3,383	3,087	296	9.6%
Impairment of assets	1,420	—	1,420	—
Loss on early extinguishment of debt	1,319	—	1,319	—

Income from continuing operations	12,686	14,316	(1,630)	(11.4)%
Gain on sale of property	—	717	(717)	—
Net income	12,686	15,033	(2,347)	(15.6)%

Weighted average shares outstanding	71,817	68,537	3,280	4.8%

Per share amounts:
Income from continuing operations	$0.18	$0.21	$(0.03)	(14.3)%
Gain on sale of property	—	$0.01	$(0.01)	—
Net income per share	$0.18	$0.22	$(0.04)	(18.2)%

Rental income increased because of rents from our real estate acquisitions totaling $104.8 million since April 1, 2005, offset by rent reductions resulting from the sale for $12.5 million of three properties during the fourth quarter of 2005. See Note 7 to our consolidated financial statements for an explanation of our recognition of rental income from HealthSouth.

Interest expense increased due to higher interest costs associated with our revolving bank credit facility offset by a decrease in interest on our senior notes and junior subordinated debentures as a result of our repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006.  Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $111.7 million and 6.1% and $52.3 million and 4.6% for the three months ended June 30, 2006 and 2005, respectively.

Depreciation expense for the second quarter of 2006 increased as a result of real estate acquisitions totaling $104.8 million since April 1, 2005, offset by the sale of three properties for $12.5 million and the cessation of depreciation expense on $14.7 million of furniture, fixtures and equipment that became fully depreciated in 2005. General and administrative expenses increased in the second quarter of 2006 due to acquisitions since April 1, 2005. General and administrative expenses include $320,000 and $500,000 of HealthSouth litigation costs in the second quarters of 2006 and 2005, respectively.

During the three months ended June 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that are currently held for sale.  Also, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures.

Income from continuing operations and income from continuing operations per share decreased because of the changes in revenues and expenses described above and an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in December 2005.

During the three months ended June 30, 2005, we recorded a gain of $717,000 from the sale of one property.

Net income and net income per share decreased because of the changes in revenues and expenses described above. The weighted average number of shares outstanding increased as a result of our issuance of common shares in December 2005.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005:

	2006	2005	Change	% Change
	(in thousands, except per share amounts)
Rental income	$81,744	$77,982	3,762	4.8%
Interest and other income	701	850	(149)	(17.5)%

Interest expense	22,917	22,675	242	1.1%
Depreciation expense	21,653	21,505	148	0.7%
General and administrative expense	6,783	6,480	303	4.7%
Impairment of assets	1,420	—	1,420	—
Loss on early extinguishment of debt	1,319	—	1,319	—

Income from continuing operations	28,353	28,172	181	0.7%
Gain on sale of property	—	717	(717)	—
Net income	28,353	28,889	(536)	(1.9)%

Weighted average shares outstanding	71,814	68,516	3,298	4.8%

Per share amounts:
Income from continuing operations	$0.39	$0.41	$(0.02)	(4.9)%
Gain on sale of property	—	$0.01	$(0.01)	—
Net income per share	$0.39	$0.42	$(0.03)	(7.2)%

Rental income increased because of rents from our real estate acquisitions totaling $108.6 million since January 1, 2005, offset by rent reductions resulting from the sale of three properties for $12.5 million during the fourth quarter of 2005. See Note 7 to our consolidated financial statements for an explanation of our recognition of rental income from HealthSouth.

Interest expense increased due to higher interest costs associated with our revolving bank credit facility offset by a decrease in interest on our senior notes and junior subordinated debentures as a result of our repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006. Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $106.9 million and 5.8% and $45.5 million and 4.4% for the six months ended June 30, 2006 and 2005, respectively.

Depreciation expense for the first six months of 2006 increased as a result of real estate acquisitions totaling $108.6 million since January 1, 2005, offset by the sale of three properties for $12.5 million and the cessation of depreciation expense on $14.7 million of furniture, fixtures and equipment that became fully depreciated during 2005.  General and administrative expenses increased in 2006 due to acquisitions since January 1, 2005. General and administrative expenses include $710,000 and $900,000 of HealthSouth litigation costs in the first six months of 2006 and 2005, respectively.

During the six months ended June 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that are currently offered for sale.  Also, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures.

Income from continuing operations increased because of the changes in revenues and expenses described above. Income from continuing operations per share decreased because of an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in December 2005.

During the six months ended June 30, 2005, we recorded a gain of $717,000 from the sale of one property.

Net income and net income per share decreased because of the changes in revenues and expenses described above. The weighted average number of shares outstanding increased as a result of our issuance of common shares in December 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal source of funds for current expenses and distributions to shareholders.  We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that this operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving bank credit facility with a group of commercial banks and other lenders. Our revolving bank credit facility matures in November 2009, and we may extend it to November 2010 upon payment of an extension fee. The revolving bank credit facility permits us to borrow up to $550.0 million, and includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a premium. At June 30, 2006, the annual interest rate payable on our revolving bank credit facility was 6.35%.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million plus accrued but unpaid interest.  We funded this redemption with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

On June 15, 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued but unpaid interest.  We funded this redemption with borrowings under our revolving bank credit facility and cash on hand.

During 2006, we purchased $11.1 million of improvements made to some of our properties. We used borrowings under our revolving bank credit facility and cash on hand to fund these purchases.

At June 30, 2006, we had $2.7 million of cash and cash equivalents and $409.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In April 2006, we agreed to purchase a property for $19.1 million.  We expect to use cash on hand, borrowings under our revolving bank credit facility and the assumption of $13.0 million of mortgage debt to fund this acquisition. The sale is expected to close in the third quarter of 2006.

When significant amounts are outstanding under our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  On July 12, 2006, we filed a shelf registration statement that allows for an indeterminate amount of securities to be issued by us. This shelf registration statement is effective for three years. An effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On May 18, 2006, we paid a $0.32 per common share, or $23.0 million, distribution to our common shareholders for the quarter ended March 31, 2006.  On July 6, 2006, we declared a distribution of $0.33 per common share, or $23.7 million, to be paid to our common shareholders of record on July 20, 2006 with respect to our results for the quarter ended June 30, 2006.  We expect to pay this distribution on or about August 18, 2006, using cash on hand and borrowings under our revolving bank credit facility.

As of June 30, 2006, our contractual obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$405,739	$537	$2,336	$2,664	$400,202
Revolving Bank Credit Facility	141,000	—	—	141,000	—
Capital Lease Obligations	15,929	130	569	655	14,575
Ground Lease Obligations	2,998	142	284	284	2,288
Total	$565,666	$809	$3,189	$144,603	$417,065

(1)          Our term debt maturities are as follows:  $281.4 million in 2012; $12.4 million in 2013; $97.5 million in 2015; and $14.7 million in 2027.

As of August 2, 2006, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at June 30, 2006, were our unsecured revolving bank credit facility, two issues totaling $342.5 million of unsecured senior notes and $63.5 million of mortgage debt and bonds secured by 21 of our properties. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of June 30, 2006, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

None of our indentures and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving bank credit facility.

Related Party Transactions

On February 28, 2006, we agreed to lease the two hospitals involved in the HealthSouth litigation described in Note 7 to our consolidated financial statements to Five Star, conditioned upon Five Star’s obtaining the health regulatory approvals required to operate the hospitals. On June 30, 2006, the lease was amended to allow Five Star additional time to obtain the required approvals. When the amended lease becomes effective, the annual rent will be $10.25 million per year.

During the six months ended June 30, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $11.1 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $1.1 million.

In April 2006, we agreed to purchase, from an unaffiliated third party, one independent living community with 194 units for $19.1 million.  Substantially all of the revenues at this community are paid by residents from their own resources.  We expect to fund this acquisition during the third quarter of 2006 using cash on hand, borrowings under our revolving bank credit facility and by the assumption of $13.0 million of mortgage debt. We intend to lease this community to Five Star for annual rent of $1.6 million plus a percentage of future revenue increases at this community.

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

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2009.  At June 30, 2006, we had $141.0 million outstanding and $409.0 million available for borrowing under our revolving bank credit facility. We may make repayments and drawings under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $141.0 million at June 30, 2006, was 6.35% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at June 30, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2006	6.35%	$141,000	$8,953
10% reduction	5.72%	$141,000	$8,065
10% increase	6.99%	$141,000	$9,856

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE STATEMENTS REPRESENT OUR PRESENT BELIEFS AND EXPECTATIONS, BUT THEY MAY NOT OCCUR FOR VARIOUS REASONS.  FOR EXAMPLE:

•                  A MASSACHUSETTS TRIAL COURT HAS HELD OUR TERMINATION OF HEALTHSOUTH’S LEASE OF TWO HOSPITALS WAS PROPER AND ORDERED HEALTHSOUTH TO PAY US THE NET PATIENT REVENUES, LESS A MANAGEMENT FEE AND OPERATION COSTS, SINCE OCTOBER 26, 2004.  HOWEVER, HEALTHSOUTH HAS APPEALED THESE DECISIONS AND HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL.

•                  A MASSACHUSETTS TRIAL COURT HAS ORDERED HEALTHSOUTH TO COOPERATE WITH US TO LICENSE A NEW TENANT FOR OUR HOSPITALS. HEALTHSOUTH HAS APPEALED THIS DECISION AND THAT APPEAL HAS NOT BEEN DECIDED, ALTHOUGH A STAY PENDING APPEAL SOUGHT BY HEALTHSOUTH WAS DENIED AND HEALTHSOUTH’S MOTIONS IN THE TRIAL COURT SEEKING TO MODIFY AND OBTAIN OTHER RELIEF FROM THE COOPERATION ORDER HAVE BEEN DENIED. FUTURE ACTIONS BY HEALTHSOUTH, FUTURE DECISIONS BY COURTS WITH JURISDICTION OVER THESE MATTERS OR DECISIONS BY HEALTH REGULATORY AUTHORITIES MAY DELAY OR PREVENT OUR ENTERING A LEASE WITH A NEW TENANT FOR OUR HOSPITALS DESPITE THE EXISTING COURT ORDERS.

•                  THE COURT HAS ORDERED HEALTHSOUTH TO CONTINUE OPERATIONS OF OUR HOSPITALS DURING THE PERIOD OF TRANSITION TO A NEW TENANT. HEALTHSOUTH MAY BE UNWILLING OR UNABLE TO CONTINUE ITS OPERATIONS. IN SUCH CIRCUMSTANCES, WE MAY SEEK DAMAGES FROM HEALTHSOUTH AND TO CONTINUE THE HOSPITALS’ OPERATIONS WITH APPROPRIATE REGULATORY APPROVALS, BUT WE MAY BE UNABLE TO COLLECT DAMAGES FROM HEALTHSOUTH OR TO CONTINUE THE HOSPITALS’ OPERATIONS.

•                  IN A SECOND LITIGATION, WE ARE SEEKING TO COLLECT INCREASED RENT FROM HEALTHSOUTH SINCE JANUARY 2002.  THE FACT THAT WE HAVE RECEIVED FAVORABLE RULINGS IN A SEPARATE LITIGATION MAY IMPLY THAT WE WILL ALSO SUCCEED IN THIS INCREASED RENT LITIGATION.  HOWEVER, THE ISSUES IN THESE TWO LITIGATIONS ARE SOMEWHAT DIFFERENT AND ARE PENDING IN DIFFERENT COURTS.  WE BELIEVE ALL OF OUR CLAIMS ARE VALID.  HOWEVER, NOT ALL OF OUR CLAIMS HAVE BEEN FINALLY DETERMINED AND THE FACT THAT WE HAVE RECEIVED FAVORABLE RULINGS IN ONE CASE DOES NOT MEAN WE WILL SUCCEED IN THE OTHER CASE.

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

•                  THE IMPLICATION OF THE FORWARD LOOKING STATEMENTS IN THIS REPORT REGARDING OUR LITIGATIONS WITH HEALTHSOUTH MAY BE THAT WE WILL EVENTUALLY RECOGNIZE MORE INCOME FROM OUR OWNERSHIP OF THE TWO HOSPITALS THAN $725,000 PER MONTH. HOWEVER, THIS IMPLICATION MAY NOT BE REALIZED FOR MANY DIFFERENT REASONS:  OUR REVIEW OF HEALTHSOUTH’S CALCULATIONS OF AMOUNTS DUE TO US MAY RESULT IN ADJUSTMENTS THAT DECREASE OR INCREASE THE FINAL AMOUNTS DUE TO US. HEALTHSOUTH MAY BECOME UNABLE TO PAY THE INCREASED AMOUNTS, IF ANY, DUE TO US.  WE MAY BE UNABLE TO IDENTIFY A NEW TENANT FOR THESE HOSPITALS WHO OBTAINS APPROPRIATE LICENSES AND WHO IS WILLING OR ABLE TO PAY INCREASED RENTS.  HEALTHSOUTH’S APPEAL MAY BE SUCCESSFUL AND ITS LEASE MAY BE REINSTATED.  THE FINANCIAL RESULTS OF THE HOSPITALS’ OPERATIONS MAY DECLINE AND THIS DECLINE MAY BE MATERIAL.  ALSO, HEALTHSOUTH MAY CEASE PAYING AMOUNTS DUE TO US UNTIL A NEW TENANT IS INSTALLED AT THE HOSPITALS.

•                  LITIGATION IS EXPENSIVE. SINCE THE CURRENT LITIGATIONS BETWEEN US AND HEALTHSOUTH BEGAN IN APRIL 2003, WE HAVE SPENT APPROXIMATELY $3.0 MILLION IN LITIGATION COSTS.  WE EXPECT THAT THESE EXPENSES WILL CONTINUE AND MAY INCREASE SO LONG AS THE LITIGATIONS CONTINUE.  MOREOVER, WE ARE UNABLE TO PROVIDE ANY PROJECTIONS AS TO WHEN THESE LITIGATIONS MAY END OR THE AMOUNTS OF FUTURE LITIGATION COSTS. WE HAVE REQUESTED THAT THE COURT ORDER HEALTHSOUTH TO PAY SOME OF OUR LITIGATION COSTS.  HEALTHSOUTH HAS OPPOSED THIS REQUEST AND WE DO NOT KNOW HOW THE COURTS WILL RULE OR WHETHER HEALTHSOUTH WILL BE WILLING OR ABLE TO HONOR ANY AWARD WHICH MAY BE MADE.

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.  EXCEPT AS MAY BE REQUIRED BY APPLICABLE LAW, WE MAY NOT UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT OF THE DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS SO AMENDED AND SUPPLEMENTED AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II.   Other Information

Item 1.      Legal Proceedings

Our litigation with HealthSouth, as described in Item 3 of our Annual Report on Form 10-K for the year ending December 31, 2005 and elsewhere in this Quarterly Report on Form 10-Q, is continuing.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2006, we granted each of our five trustees 1,500 common shares of beneficial interest, par value $0.01 per share, valued at $17.65 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 4.      Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 9, 2006, our shareholders re-elected Frank J. Bailey (64,502,766 shares voted for and 1,401,195 shares withheld) and Barry M. Portnoy (64,233,916 shares voted for and 1,670,045 shares withheld) as trustees.  The term of office of Messrs. Bailey and Portnoy will extend until our annual meeting of shareholders in 2009.  Messrs. John L. Harrington, Gerard M. Martin and Frederick N. Zeytoonjian continue to serve as trustees with terms of office expiring in 2007, 2007 and 2008, respectively.

Item 6.      Exhibits

10.1	Summary of Trustee Compensation. (Incorporated by reference to our Current Report on Form 8-K, dated May 9, 2006.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 3, 2006

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 3, 2006