Form 10-Q
period 2006-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2006-11-09
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of registrant’s common shares outstanding as of November 8, 2006:  71,859,527.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2006

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$198,828	$185,819
Buildings and improvements	1,568,219	1,500,350
	1,767,047	1,686,169
Less accumulated depreciation	265,065	239,031
	1,501,982	1,447,138

Cash and cash equivalents	1,527	14,642
Restricted cash	21,860	2,529
Deferred financing fees, net	7,409	9,968
Other assets	26,967	25,371
Total assets	$1,559,745	$1,499,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$222,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,634	394,018
Junior subordinated debentures due 2041	—	28,241
Secured debt and capital leases	78,841	70,141
Accrued interest	8,598	13,089
Other liabilities	14,239	12,182
Total liabilities	665,312	581,671

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
80,000,000 shares authorized, 71,859,527 and 71,812,227 shares issued and outstanding, respectively	718	718
Additional paid-in capital	1,094,125	1,093,480
Cumulative net income	310,966	267,196
Cumulative distributions	(516,949)	(447,289)
Unrealized gain on investments	5,573	3,872
Total shareholders’ equity	894,433	917,977
Total liabilities and shareholders’ equity	$1,559,745	$1,499,648

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$41,983	$39,506	$123,727	$117,489
Interest and other income	334	738	1,034	1,588
Total revenues	42,317	40,244	124,761	119,077

Expenses:
Interest	11,833	11,911	34,751	34,585
Depreciation	10,978	10,923	32,631	32,428
General and administrative	4,088	3,281	10,870	9,762
Impairment of assets	—	—	1,420	—
Loss on early extinguishment of debt	—	—	1,319	—
Total expenses	26,899	26,115	80,991	76,775

Income from continuing operations	15,418	14,129	43,770	42,302
Gain on sale of property	—	—	—	717
Net income	$15,418	$14,129	$43,770	$43,019

Weighted average shares outstanding	71,824	68,543	71,818	68,525

Basic and diluted earnings per share:
Income from continuing operations	$0.21	$0.21	$0.61	$0.62
Gain on sale of property	—	—	—	0.01
Net income	$0.21	$0.21	$0.61	$0.63

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$43,770	$43,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,631	32,428
Impairment of assets	1,420	—
Loss on early extinguishment of debt	1,319	—
Gain on sale of properties	—	(717)
Amortization of deferred financing fees and debt discounts	1,355	1,728
Change in assets and liabilities:
Restricted cash	369	3,675
Other assets	107	2,975
Accrued interest	(4,491)	(2,158)
Other liabilities	2,702	1,259
Cash provided by operating activities	79,182	82,209

Cash flows from investing activities:
Acquisitions	(78,921)	(35,486)
Proceeds from sale of real estate	—	4,600
Mortgage financing provided	—	(24,000)
Mortgage financing repaid	—	24,000
Cash used for investing activities	(78,921)	(30,886)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	179,300	79,000
Repayments of borrowings on revolving bank credit facility	(41,000)	(57,000)
Repayment of senior notes	(52,500)	—
Repayment of junior subordinated debentures	(28,241)	—
Repayment of other debt	(1,275)	(5,544)
Deferred financing fees	—	(3,550)
Distributions to shareholders	(69,660)	(65,782)
Cash provided by (used for) financing activities	(13,376)	(52,876)

Decrease in cash and cash equivalents	(13,115)	(1,553)
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$1,527	$1,856

Supplemental cash flow information:
Interest paid	$37,890	$35,015

Non-cash investing activity:
Increase in capital lease assets	$(9,975)	$—

Non-cash financing activities:
Increase in capital lease obligations	$9,975	$—
Issuance of common shares	645	657
Borrowing under revolving credit facility to fund restricted cash for an acquisition	19,700	—

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Real Estate Properties

At September 30, 2006, we owned 193 properties located in 32 states.

During the second quarter, we entered into a new lease with HealthQuest, Inc., or HealthQuest, for three senior living properties in South Dakota operated by HealthQuest. The new lease is effective July 1, 2006 and expires in 2016.  HealthQuest has one ten-year renewal option. The rent payable to us will average $1.3 million per year during the initial lease term; although it will commence at $1.2 million per year and then increase during the lease term.  Other lease terms are substantially the same as those in our prior lease with this tenant.

On August 31, 2006, we purchased from an unaffiliated third party, five senior living properties with a total of 783 units for $61.5 million.  Residents pay one hundred percent of the charges at four of these properties and 70% of the charges at one of the properties with their private resources.  We added these properties to our combination lease for 106 properties with Five Star Quality Care, Inc., or Five Star, that has a current term expiring in 2020.  The annual rent under this combination lease increased by $5.0 million.  Percentage rent based on increases in gross revenues at these properties will commence in 2008.

As of September 30, 2006, we owned three nursing home properties that are held for sale.  During the second quarter, we recorded an impairment charge of $1.4 million to reduce the carrying value of these assets held for sale to their estimated fair values, less costs to sell, of $6.9 million.

During the nine months ended September 30, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $16.8 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $1.7 million.

Note 3.  Unrealized Gain on Investments

On September 30, 2006, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are carried at fair market value in Other Assets on our Consolidated Balance Sheet.  The Unrealized Gain on Investments shown on our Consolidated Balance Sheet represents the difference between the market prices of such shares on September 30, 2006 ($11.95 and $10.76 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note  4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$15,418	$14,129	$43,770	$43,019
Other comprehensive income:
Change in unrealized gain on investments	379	(34)	1,701	(475)
Comprehensive income	$15,797	$14,095	$45,471	$42,544

Note  5.  Indebtedness

We have a $550.0 million, interest only, unsecured revolving bank credit facility. Our revolving bank credit facility matures in November 2009 and may be extended at our option to November 2010 upon our payment of an extension fee. The interest rate (6.32% at September 30, 2006) is LIBOR plus a premium. As of September 30, 2006, $222.0 million was outstanding and $328.0 million was available under this facility.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million, which had been accrued as of December 31, 2005, plus accrued, but unpaid interest.

On June 15, 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued, but unpaid interest.  As a result, we recognized a loss on early extinguishment of debt of $1.3 million, which was the unamortized deferred finance costs related to the debentures.

We have two properties that we lease from an unaffiliated third party and account for as capital leases.  During the second quarter, we amended these leases to extend the lease terms from 2016 to 2026 and to add a purchase option.  The current rent payable did not change, but scheduled increases will take effect beginning in 2012. The amended lease meets the criteria of a capital lease and, as a result, the capital lease asset and liability included in our Consolidated Balance Sheet were increased by $10.0 million as of May 1, 2006 to reflect the present value of the amended future minimum lease payments.  These capital lease assets and obligations will be amortized over the amended lease term.

Note  6.  Shareholders’ Equity

On August 18, 2006, we paid a $0.33 per share, or $23.7 million, distribution to our common shareholders for the quarter ended June 30, 2006.  On October 6, 2006, we declared a distribution of $0.33 per share, or $23.7 million, to be paid to common shareholders of record on October 20, 2006, with respect to our results for the quarter ended September 30, 2006. We expect to pay this distribution on or about November 17, 2006.

Note 7.  Commitments and Contingencies

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, since 2003 we have been in two separate litigations with HealthSouth Corporation, or HealthSouth, seeking to increase the annual rent due under an amended lease with HealthSouth and to terminate the amended lease and repossess the hospitals.  During the pendency of the litigations, we have recognized rental income at the $8.7 million annual rate set forth in the amended lease, which represents the minimum amount we would have been entitled to if HealthSouth prevailed in the litigations and we have deferred recognition in income of $2.2 million of cash payments received from HealthSouth that are in excess of the minimum rent required by the amended lease.

On November 8, 2006, we and HealthSouth agreed to settle our litigations, reinstate HealthSouth’s lease until September 30, 2006 and to increase the annual rent due under the lease from $8.7 million to $9.9 million for the period from January 2, 2002 to September 30, 2006.  As a result of the settlement, HealthSouth owes us an additional rent of $3.5 million for that period.  We collected that amount on November 8, 2006.  We will recognize this $3.5 million and the $2.2 million of previously deferred income as rental income in the fourth quarter of 2006.  There are no taxes payable with respect to the additional rent income collected from HealthSouth.

Expenses incurred related to our disputes with HealthSouth were $700,000 and $350,000 for the quarters ended September 30, 2006 and 2005, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2006  and 2005, respectively, and are included in General and Administrative expense.

Effective October 1, 2006, Five Star began to operate these hospitals and to lease them from us for annual rent of $10.25 million for an initial lease term through 2026.

We have agreed to purchase one assisted living property with 48 units for a purchase price of $4.6 million.  The purchase of this property is subject to satisfactory completion of diligence by us and customary closing conditions, and we can provide no assurances that we will purchase this property in the future.

Note 8.  Subsequent Events

In October and November 2006, we purchased, from unaffiliated parties in four separate transactions, five independent and assisted living properties for $42.6 million plus closing costs using proceeds of borrowings under our revolving bank credit facility and the assumption of mortgage debt.  These properties contain 433 units and residents pay substantially all of the charges at these properties from their private resources.  We added these properties to our combination lease of 111 properties to Five Star which has a current term expiring in 2020.  The annual rent under this combination lease will be increased by $3.6 million.  Percentage rent based on increases in gross revenues at the properties will commence in 2008.  We assumed a $12.8 million mortgage on one of the properties acquired, which has a fixed annual interest rate of 7.15% and matures in 2008.  At September 30, 2006, $19.7 million of borrowing proceeds were included in Restricted Cash for certain of these transactions.

As discussed in Note 7, on October 1, 2006 Five Star began leasing our two rehabilitation hospitals for annual rent of $10.25 million for an initial lease term through 2026 and, on November 8, 2006, we settled our litigations with HealthSouth.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2005.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

						% of
As of September 30, 2006	# of		Carrying Value	% of	Annualized	Annualized
(dollars in thousands)	Properties	# of Units/Beds	of Investment (1)	Investment	Current Rent	Current Rent
Facility Type
Independent living communities (2)	40	11,019	$978,758	55.4%	$95,721	55.2%
Assisted living facilities	90	6,394	525,199	29.7%	51,543	29.8%
Skilled nursing facilities	61	6,303	219,537	12.4%	17,369	10.0%
Hospitals	2	364	43,553	2.5%	8,700	5.0%
Total	193	24,080	$1,767,047	100.0%	$173,333	100.0%

Tenant/Operator
Five Star/Sunrise (3)	30	7,275	$649,033	36.7%	$64,729	37.3%
Five Star	111	9,297	551,127	31.2%	45,554	26.3%
Sunrise/Marriott (4)	14	4,091	325,473	18.4%	31,087	17.9%
NewSeasons/IBC (5)	10	1,019	87,641	5.0%	9,287	5.4%
HealthSouth (6)	2	364	43,553	2.5%	8,700	5.1%
Alterra/Brookdale (7)	18	894	61,126	3.5%	7,355	4.2%
Genesis HealthCare Corporation	1	156	13,007	0.7%	1,535	0.9%
5 private companies (combined)	7	984	36,087	2.0%	5,086	2.9%
Total	193	24,080	$1,767,047	100.0%	$173,333	100.0%

Tenant Operating Statistics (Quarter Ended June 30,) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2006		2005		2006	2005	2006	2005	2006	2005	2006	2005
Five Star/Sunrise (3)	1.33	x	1.43	x	93%	92%	81%	84%	15%	12%	4%	4%
Five Star (9)	1.35	x	1.68	x	89%	87%	48%	42%	17%	20%	35%	38%
Sunrise/Marriott (4)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (5)	1.21	x	1.10	x	85%	81%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (7)	1.97	x	1.80	x	86%	84%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.15	x	2.03	x	97%	96%	19%	23%	37%	32%	44%	45%
5 private companies (combined)	1.64	x	1.65	x	89%	84%	27%	27%	20%	22%	52%	51%

Tenant Operating Statistics (Six Months Ended June 30,) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2006		2005		2006	2005	2006	2005	2006	2005	2006	2005
Five Star/Sunrise (3)	1.33	x	1.16	x	93%	92%	82%	84%	15%	12%	4%	4%
Five Star (9)	1.45	x	1.65	x	90%	87%	48%	42%	17%	20%	35%	38%
Sunrise/Marriott (4)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (5)	1.18	x	1.11	x	85%	81%	100%	100%	—	—	—	—
HealthSouth (6)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (7)	1.99	x	1.75	x	88%	84%	98%	98%	—	—	2%	2%
Genesis HealthCare	1.96	x	1.87	x	97%	96%	18%	21%	38%	32%	44%	47%
5 private companies (combined)	1.81	x	1.89	x	88%	87%	27%	24%	20%	25%	53%	51%

(1)   Amounts are before depreciation, but after impairment write downs.

(2)   Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)   These 30 properties are leased to Five Star. As of September 30, 2006, Sunrise Senior Living, Inc., or Sunrise, operated seven of these properties. Sunrise does not guaranty Five Star’s lease obligations. The rent that Five Star pays to us is subordinate to the management fees that Five Star pays to Sunrise, but is not subordinate to Five Star’s internal management costs.  The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented for the 23 properties that Five Star manages. Rent coverage is after non-subordinated management fees of $1.4 million and $1.3 million for the quarters ended June 30, 2006 and 2005, respectively and $2.7 million and $2.6 million for the six months ended June 30, 2006, and 2005, respectively, related to the remaining seven properties that Sunrise manages.

(4)   Marriott International, Inc., or Marriott, guarantees this lease.  Sunrise has not filed its Form 10-Q’s with the SEC in 2006 due to an accounting issue.  Because we do not know what impact the resolution of this accounting issue may have on the reported performance of our properties, we do not report operating data for this tenant.

(5)   Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees this lease.

(6)   On October 1, 2006, Five Star assumed the operations of two rehabilitation hospitals and began leasing them from us for annual rent of $10.25 million.  These hospitals were formerly operated by HealthSouth.  Because we do not have reliable information about the operations of the hospitals by HealthSouth, we do not report operating data for these hospitals.  See Note 7 to our consolidated financial statements regarding our litigation with HealthSouth and the income we recognize with respect to these two hospitals.

(7)   Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.

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

(9)   Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005:

	2006	2005	Change	% Change
	(in thousands, except per share amounts)
Rental income	$41,983	$39,506	$2,477	6.3%
Interest and other income	334	738	(404)	(54.7)%

Interest expense	11,833	11,911	(78)	(0.6)%
Depreciation expense	10,978	10,923	50	0.5%
General and administrative expense	4,088	3,281	807	24.6%

Net income	$15,418	$14,129	$1,289	9.1%

Weighted average shares outstanding	71,824	68,543	3,281	4.8%

Net income per share	$0.21	$0.21	—	—

Rental income increased because of rents from our $144.7 million of real estate acquisitions since July 1, 2005, offset by rent reductions resulting from the sale of three properties for $12.5 million during the fourth quarter of 2005. See Note 7 to our consolidated financial statements for an explanation of our recognition of rental income from HealthSouth.  Interest and other income for the three months ended September 30, 2005 includes $352,000 of mortgage interest income related to $24.0 million of financing provided to Five Star in June 2005 that was repaid in August 2005.

Interest expense decreased as a result of our repayment of $52.5 million of our senior notes in January 2006 and $28.2 million of our junior subordinated debentures in June 2006, offset by higher interest costs associated with our revolving bank credit facility. Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $160.2 million and 6.3% and $74.6 million and 4.7% for the three months ended September 30, 2006 and 2005, respectively.

Depreciation expense for the third quarter of 2006 increased as a result of real estate acquisitions totaling $144.7 million since July 1, 2005, offset by the sale of three properties for $12.5 million and the ending of depreciation expense on $14.7 million of furniture, fixtures and equipment that became fully depreciated in 2005. General and administrative expenses increased in the third quarter of 2006 due to acquisitions since July 1, 2005. General and administrative expenses include $700,000 and $350,000 of HealthSouth litigation costs in the third quarters of 2006 and 2005, respectively.

Net income increased because of the changes in revenues and expenses described above. Net income per share was unchanged due to an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2005.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005:

	2006	2005	Change	% Change
	(in thousands, except per share amounts)
Rental income	$123,727	$117,489	$6,238	5.3%
Interest and other income	1,034	1,588	(554)	(34.9)%

Interest expense	34,751	34,585	166	0.5%
Depreciation expense	32,631	32,428	203	0.6%
General and administrative expense	10,870	9,762	1,108	11.4%
Impairment of assets	1,420	—	1,420	100.0%
Loss on early extinguishment of debt	1,319	—	1,319	100.0%

Income from continuing operations	43,770	42,302	1,468	3.5%
Gain on sale of property	—	717	(717)	(100.0)%
Net income	$43,770	$43,019	$751	1.8%

Weighted average shares outstanding	71,818	68,525	3,293	4.8%

Per share amounts:
Income from continuing operations	$0.61	$0.62	$(0.01)	(1.6)%
Gain on sale of property	—	$0.01	$(0.01)	(100.0)%
Net income per share	$0.61	$0.63	$(0.02)	(3.2)%

Rental income increased because of rents from our $176.4 million of real estate acquisitions since January 1, 2005, offset by rent reductions resulting from the sale of three properties for $12.5 million during the fourth quarter of 2005. See Note 7 to our consolidated financial statements for an explanation of our recognition of rental income from HealthSouth.  Interest and other income for the nine months ended September 30, 2005 includes $517,000 of mortgage interest income related to $24.0 million of financing provided to Five Star in June 2005 that was repaid in August 2005.

Interest expense increased due to higher interest costs associated with our revolving bank credit facility offset by a decrease in interest as a result of our repayment of $52.5 million of our senior notes in January 2006 and $28.2 million of our junior subordinated debentures in June 2006. Our weighted average balance outstanding and interest rate under our revolving bank credit facility was $124.7 million and 6.0% and $55.3 million and 4.5% for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation expense for the nine months ended September 30, 2006, increased as a result of real estate acquisitions totaling $176.4 million since January 1, 2005, offset by the sale of three properties for $12.5 million and the ending of depreciation expense on $14.7 million of furniture, fixtures and equipment that became fully depreciated during 2005.  General and administrative expenses increased in 2006 due to acquisitions since January 1, 2005. General and administrative expenses include $1.4 million and $1.3 million of HealthSouth litigation costs in the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that are currently being offered for sale.  Also, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures.

Income from continuing operations increased because of the changes in revenues and expenses described above. Income from continuing operations per share decreased because of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2005.

During the nine months ended September 30, 2005, we recorded a gain of $717,000 from the sale of one property.

Net income increased because of the changes in revenues and expenses described above. Net income per share decreased due to an increase in the weighted average number of shares outstanding as a result of our issuance of common shares in December 2005.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions and to fund acquisitions and capital expenditures, we maintain a revolving bank credit facility with a group of commercial banks. Our revolving bank credit facility matures in November 2009, and we may extend it to November 2010 upon payment of an extension fee. The revolving bank credit facility permits us to borrow up to $550.0 million, and includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a premium. At September 30, 2006, the annual interest rate payable on our revolving bank credit facility was 6.32%.

On January 9, 2006, we redeemed $52.5 million of senior notes and paid a redemption premium of $4.1 million plus accrued, but unpaid interest.  We funded this redemption with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

On June 15, 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued, but unpaid interest.  We funded this redemption with borrowings under our revolving bank credit facility and cash on hand.

On August 31, 2006, we purchased five properties for $61.5 million.  During 2006, we purchased $16.8 million of improvements made to some of our properties. We used borrowings under our revolving bank credit facility and cash on hand to fund these purchases.

In October and November 2006, we purchased five independent and assisted living properties for $42.6 million plus closing costs with proceeds of borrowings under our revolving bank credit facility and the assumption of $12.8 million of mortgage debt.  As of September 30, 2006, $19.7 million was funded in escrow.  We have agreed to purchase one additional assisted living property with 48 living units for a purchase price of $4.6 million.

At September 30, 2006, we had $1.5 million of cash and cash equivalents and $328.0 million available under our revolving bank credit facility.  We expect to use cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

On August 18, 2006, we paid a $0.33 per common share, or $23.7 million, distribution to our common shareholders for the quarter ended June 30, 2006.  On October 6, 2006, we declared a distribution of $0.33 per common share, or $23.7 million, to be paid to our common shareholders of record on October 20, 2006 with respect to our results for the quarter ended September 30, 2006.  We expect to pay this distribution on or about November 17, 2006, using cash on hand and borrowings under our revolving bank credit facility.

As of November 8, 2006, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at September 30, 2006, were our unsecured revolving bank credit facility, two issues totaling $342.5 million of unsecured senior notes and $63.0 million of mortgage debts and bonds secured by 21 of our properties. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of September 30, 2006, we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving bank credit facility.

None of our indenture and related supplements, our revolving bank credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving bank credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving bank credit facility.

Related Party Transactions

On August 31, 2006, we purchased from an unaffiliated third party, five senior living properties with a total of 783 units for $61.5 million.  Residents pay one hundred percent of the charges at four of these properties and 70% of the charges at one of the properties with their private resources.  We added these properties to our combination lease for 106 properties with Five Star which has a current term expiring in 2020.  The annual rent under this combination lease increased by $5.0 million.  Percentage rent based on increases in gross revenues at these properties will commence in 2008.

During the nine months ended September 30, 2006, pursuant to the terms of our existing leases with Five Star, we purchased $16.8 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $1.7 million.

On October 1, 2006, we purchased, from unaffiliated parties in two separate transactions, three independent and assisted living properties for $31.5 million plus closing costs using proceeds of borrowings under our revolver and the assumption of mortgage debt.  These properties contain 304 units and residents pay substantially all of the charges at these properties from their private resources.  We added these properties to our combination lease of 111 properties to Five Star which has a current term expiring in 2020.  The annual rent under this combination lease will be increased by $2.6 million.  Percentage rent based on increases in gross revenues at the properties will commence in 2008.  We assumed a $12.8 million mortgage on one of the properties acquired, which has a fixed annual interest rate of 7.15% and matures in 2008.  As of September 30, 2006, $19.7 million of borrowing proceeds were included in restricted cash for these transactions.

As discussed in Note 7 to our consolidated financial statements, on October 1, 2006, Five Star began leasing our two rehabilitation hospitals for annual rent of $10.25 million for an initial lease term through 2026.

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

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in November 2009.  At September 30, 2006, we had $222.0 million outstanding and $328.0 million available for borrowing under our revolving bank credit facility. We may make repayments and drawings under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $222.0 million at September 30, 2006, was 6.32% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at September 30, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2006	6.32%	$222,000	$14,030
10% reduction	5.69%	$222,000	$12,632
10% increase	6.95%	$222,000	$15,429

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

PART II.   Other Information

Item 1.      Legal Proceedings

As described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, since 2003 we have been in two separate litigations with HealthSouth seeking to increase the annual rent due under an amended lease with HealthSouth and to terminate the amended lease and repossess the hospitals.  On November 8, 2006, we and HealthSouth agreed to settle our litigations, reinstate HealthSouth’s lease until September 30, 2006 and to increase the annual rent due under the lease from $8.7 million to $9.9 million for the period from January 2, 2002 to September 30, 2006.  As a result of the settlement, HealthSouth owes us an additional rent of $3.5 million for that period.  We collected that amount on November 8, 2006.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2006, pursuant to our incentive share award plan, our officers and certain employees or our manager, Reit Management & Research LLC, received grants totaling 39,800 common shares of beneficial interest, par value $0.01 per share, valued at $21.65 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day.  All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 5.      Other Information

The following supplementary federal income tax considerations relating to the acquisition, ownership and disposition of our shares supplement and update the more detailed description of these matters in the section of our Annual Report on Form 10-K for the year ended December 31, 2005, or 2005 Annual Report, captioned “Federal Income Tax Considerations”, which we incorporate in this Quarterly Report on Form 10-Q, or Form 10-Q, by reference.  In connection with our 2005 Annual Report, Sullivan & Worcester LLP, Boston, Massachusetts, rendered a legal opinion that the discussion in the section of our 2005 Annual Report captioned “Federal Income Tax Considerations” was accurate in all material respects and fairly summarized the federal income tax issues discussed in that section, and that the opinion of counsel referred to in that section represented Sullivan & Worcester LLP’s opinion on those subjects.  Specifically, subject to qualifications and assumptions contained in its opinion and in our 2005 Annual Report, Sullivan & Worcester LLP gave opinions to the effect that we have been organized and have qualified as a REIT under the Internal Revenue Code of 1986, as amended, or IRC, for each taxable year commencing with our taxable year ending December 31, 1999 through 2005, and that our then current investments and plan of operation would enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Those opinions are conditioned upon the assumption that our leases and other contracts, our charter and bylaws, and all other legal documents to which we are or have been a party, have been and will be complied with by all parties to these documents, upon the accuracy and completeness of the factual matters described in our 2005 Annual Report, and upon representations that we have made.  The opinion of Sullivan & Worcester LLP was based on the law as it existed on March 13, 2006.  Also, an opinion of counsel is not binding on the Internal Revenue Service, or IRS, or the courts, and the IRS or a court could take a position different from that expressed by counsel.

The IRC imposes upon us various REIT qualification tests discussed more fully in our 2005 Annual Report.  While we believe that we have operated and will operate in a manner to satisfy these various REIT qualification tests, counsel has not reviewed and will not review our compliance with these tests on a continuing basis.  Our actual qualification as a REIT will depend upon our ability to meet and our meeting, through actual annual operating results and distributions, the various REIT qualification tests imposed under the IRC.

In addition to the discussion in the section of our 2005 Annual Report captioned “Federal Income Tax Considerations” and effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares, if any, has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as described in our 2005 Annual Report.  We thus anticipate this new wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares, if any.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date .  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As described in our 2005 Annual Report, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

Item 6.      Exhibits

10.1         Third Amendment to Second Amended and Restated Master Lease Agreement, dated as of December 30, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.2         Letter Agreement, dated as of March 13, 2006, by and between the Company and Five Star Quality Care Trust.  (Filed herewith.)

10.3         Fifth Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.4         Sixth Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.5         Seventh Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.6         Eighth Amendment to Second Amended and Restated Master Lease Agreement, dated as of November 1, 2006 by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

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
Dated: November 9, 2006

By:	/s/ John R. Hoadley
John R. Hoadley
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 9, 2006