Form 10-K/A
period 2005-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2007-02-02
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

In this Amendment No. 1 to our Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, the “Company”, “we”, “us” and “our” include Senior Housing Properties Trust, and its consolidated subsidiaries, unless the context indicates otherwise.

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

SENIOR HOUSING PROPERTIES TRUST

2005 FORM 10-K/A ANNUAL REPORT

Table of Contents

Explanatory Note

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

Explanatory Note

Overview

We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2005, or the Original Filing, to amend and restate financial statements and other financial information for the year 2005, and for the fourth quarter of that year. In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended March 31, June 30 and September 30, 2006, to amend and restate financial statements for the first three quarters of 2006. The restatements reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense, as more fully discussed below. As a result of the correction, a $5.2 million loss on early extinguishment of debt, relating to our redemption of senior notes in January 2006, is being recognized in the first quarter of 2006 rather than in the fourth quarter of 2005.

The restatement affects only timing of the recognition of this loss, and has no effect on our consolidated balance sheets for any period except as of December 31, 2005, and the resulting increase in our consolidated net income for the fiscal year and quarter ended December 31, 2005 is fully offset by the resulting reduction of our consolidated net income in the first quarter of fiscal 2006. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

In light of the restatement, our previously filed financial statements and other financial information for our 2005 fiscal year, for the fourth quarter in that year and for each of the first three quarters of 2006 should not be relied upon.

Background

On January 22, 2007, we became aware of a likely error in the application of accounting principles used in connection with the preparation of the Company’s audited financial statements for the fiscal year ended December 31, 2005. For the fiscal year and quarter ended that date, we recognized a $5.2 million loss on early extinguishment of debt relating to the redemption of $52.5 million of our senior notes in January 2006. The notes had been called for redemption in December 2005. The $5.2 million loss included a $4.1 million redemption premium and a $1.1 million non-cash write-off of deferred financing fees and unamortized discount relating to these notes. After studying the issue, our management concluded that under applicable U.S. generally accepted accounting principles, this loss should have been recognized in the first quarter of fiscal 2006, when the notes were redeemed, rather than in the fourth quarter of 2005, when the notes had been called for redemption.

We then recommended to the Audit Committee of our Board of Trustees that previously reported financial results be restated to reflect the recognition of this $5.2 million loss in the first quarter of 2006 rather than the fourth quarter of 2005, and that the year to date statements of income and cash flows for the second and third quarters of 2006 also be restated to reflect the first quarter restatement. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 26, 2007, the Board of Trustees adopted the recommendation of the Audit Committee and determined that previously reported results for the Company should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon.  The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

As of the date of this amended Annual Report on Form 10-K/A, we had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect U.S. generally accepted accounting principles with regard to the early extinguishment of debt. As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for the early extinguishment of debt as of the date of this amended Annual Report 10-K/A, or February 2, 2007.

Amendments to this Annual Report on Form 10-K

For convenience, this amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following sections of this amended Annual Report on Form 10-K/A have been revised to reflect the restatement: the amount of our outstanding debt described in Item 1.A Risk Factors, Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9A. Controls and Procedures, and Item 15. Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Annual Report on Form 10-K/A do not reflect any events that have occurred after the Annual Report on Form 10-K was initially filed on March 13, 2006.

Effects of Restatement

The restatement affects only timing of the recognition of the loss resulting from early extinguishment of debt, and has no effect on the our consolidated balance sheets for any period except as of December 31, 2005, and the resulting increase in our consolidated net income for the fiscal year and quarter ended December 31, 2005 is fully offset by the resulting reduction of our consolidated net income in the first quarter of fiscal 2006.

The following table sets forth the effects of the restatement on affected line items within our previously reported consolidated balance sheet and statement of income for the year ended December 31, 2005:

	Year ended December 31, 2005	Year ended December 31, 2005
	(As Previously Reported)	(Restated)
Income Statement Data:
Total revenues	$163,187	$163,187
Income from continuing operations	52,774	57,981
Net income	58,705	63,912

Weighted average shares outstanding	68,757	68,757

Per Common Share Data:
Income from continuing operations	$0.77	$0.84
Net income	0.85	0.93

	At December 31, 2005	At December 31, 2005
	(As Previously Reported)	(Restated)
Balance Sheet Data:
Total assets	$1,499,648	$1,500,641
Total indebtedness	556,400	556,320
Total shareholders’ equity	917,977	923,184

For additional information with respect to the effects of the restatement, see Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15. Exhibits and Financial Statement Schedules.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  The American Jobs Creation Act of 2004 or the 2004 Act, which subsequently received technical corrections as part of the Gulf Opportunity Zone Act of 2005, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the IRS with respect to any matter described in this summary,and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31,1999.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any,and thereafter to distributions made on our common shares.

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

Our Wholly-OwnedSubsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

At March 6, 2006, we had $603,320 in debt outstanding, which was approximately 40% of our total book capitalization. Our note indenture and revolving bank credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

Item 6.  Selected Financial Data

Set forth below is selected financial data for the periods and dates indicated. Refer to note 1 to the consolidated financial statements for further discussion of the restatement adjustments. Comparative results are impacted by property acquisitions during the periods shown.  This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K/A.  Amounts are in thousands, except per share information.

Income Statement Data:

	2005	2004	2003	2002	2001
	(Restated)
Total revenues(1)	$163,187	$148,523	$131,148	$122,297	$274,644
Income from continuing operations(2)	57,981	55,523	47,034	52,013	18,021
Net income(2) (3)	63,912	56,742	45,874	50,184	17,018
Cash distributions to common shareholders(4)	88,783	81,589	72,477	72,457	42,640

Weighted average shares outstanding	68,757	63,406	58,445	56,416	30,859

Per common share data:
Income from continuing operations(2)	$0.84	$0.88	$0.80	$0.92	$0.58
Net income(2) (3)	0.93	0.89	0.78	0.89	0.55
Cash distributions to common shareholders(4)	1.28	1.26	1.24	1.24	1.20

Balance Sheet Data:

	2005	2004	2003	2002	2001
	(Restated)

Real estate properties, at cost, net of impairment losses	$1,686,169	$1,600,952	$1,418,241	$1,238,487	$593,199
Total assets	1,500,641	1,447,730	1,304,100	1,158,200	867,303
Total indebtedness(5)	556,320	535,178	554,823	384,758	280,101
Total shareholders’ equity	923,184	890,667	727,906	752,326	574,624

(1)   In 2002 includes FF&E reserve income of $5.3 million ($0.09 per share), which was collected by us but escrowed for use by one of our tenants to fund improvements to our properties.  In 2001 includes patient revenues from facilities’ operations of $224.9 million.

(2)   Includes an impairment of assets charge of $1.8 million ($0.03 per share) in 2005.  Includes $4.2 million ($0.14 per share) of general and administrative expenses related to foreclosures and lease terminations and Five Star spin off costs of $3.7 million ($0.12 per share) in 2001.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K/A. Refer to note 1 to the consolidated financial statements for further discussion of the restatement adjustments.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	$ Change	% Change
	(Restated)
	(in thousands, except per share amounts)

Rental income	$161,265	$145,731	$15,534	10.7%
Interest and other income	1,922	2,792	(870)	(31.2)%

Interest expense	46,633	41,836	4,797	11.5%
Depreciation expense	43,694	39,301	4,393	11.2%
General and administrative expense	13,117	11,863	1,254	10.6%
Impairment of assets	1,762	—	1,762	100.0%

Income from continuing operations	$57,981	$55,523	$2,458	4.4%
Gain on sale of properties	5,931	1,219	4,712	386.5%
Net income	63,912	56,742	7,170	12.6%

Weighted average shares outstanding	68,757	63,406	5,351	8.4%
Per share amounts:
Income from continuing operations	$0.84	$0.88	$(0.04)	(4.5)%
Gain on sale of properties	$0.09	$0.01	$0.08	800.0%
Net income	$0.93	$0.89	$0.04	4.5%

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

Income from continuing operations increased because of the changes in revenues and expenses described above. Income from continuing operations per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in 2004 and 2005.

During the year ended December 31, 2005, we recorded a gain of $5.9 million from the sale of three properties.  During the year ended December 31, 2004, we recorded a gain of $1.2 million from the sale of one property.

Net income and net income per share increased because of the changes that effected income from continuing operations and the gain on sale of properties.

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

As of December 31, 2005, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations(1)	$551,008	$53,565	$2,336	$66,664	$428,443
Capital lease obligations	6,374	917	2,052	1,778	1,627
Ground lease obligations	3,069	142	284	284	2,359
Total	$560,451	$54,624	$4,672	$68,726	$432,429

(1)          At December 31, 2005, our term debt maturities were as follows:  $52.5 million in 2006; $64.0 million in 2009; $281.6 million in 2012; $12.4 million in 2013; $97.5 million in 2015; $14.7 million in 2027; and $28.2 million in 2041.  In January 2006, we redeemed $52.5 million of our 7 7/8% senior notes due 2015 with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

In our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 13, 2006, we reported that our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer, and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2005, in order to restate the financial statements for the year ended December 31, 2005 and to restate the financial information for the fourth quarter of 2005. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that  materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control over Financial Reporting (as restated)

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

In our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 13, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2005, in order to restate the financial statements for the year ended December 31, 2005, and to restate the financial information for the fourth quarter of 2005. Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on our revised assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Remediation of Material Weakness in Internal Control

As of the date of this amended Annual Report on Form 10-K/A, our management has implemented new control procedures to reduce the possibility that our future financial reporting may not reflect U.S. generally accepted accounting principles with regard to the early extinguishment of debt. As a result of these new procedures, our management has concluded that we maintain effective control over the accuracy of our accounting for the early extinguishment of debt as of the date of this amended Annual Report on Form 10-K/A, or February 2, 2007.

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

12.1	Ratio of Earnings to Fixed Charges (Restated). (Filed herewith.)

21.1	List of Subsidiaries. (Filed herewith.)

23.1	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

23.2	Consent of Ernst and Young LLP. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

(+)	Management contract or compensatory plan or arrangement

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which date is February 2, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2006,

except for Note 1, as to which date is

February 2, 2007

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited management’s assessment, included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10-K/A under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Senior Housing Properties Trust (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company’s material weakness relating to the accounting for the early extinguishment of debt, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 8, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the accounting for the early extinguishment of debt existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in Item 9A of the Company’s Annual Report on Form 10-K/A under the heading Management Report on Assessment of Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2005, management has identified a material weakness in the Company’s accounting for the early extinguishment of debt. Specifically, the Company recognized a loss on the early extinguishment of debt prior to extinguishment. Generally accepted accounting principles require that losses on the early extinguishment of debt be recognized in income in the period of extinguishment. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 8, 2006, except for Note 1, as to which date is February 2, 2007, on those consolidated financial statements.

In our opinion, management’s assessment that Senior Housing Properties Trust did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Senior Housing Properties Trust has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 8, 2006, except for the effects of the material

weakness described in the sixth paragraph above,

as to which date is February 2, 2007

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2005	2004
	(Restated)
ASSETS
Real estate properties, at cost:
Land	$185,819	$178,353
Buildings and improvements	1,500,350	1,422,599
	1,686,169	1,600,952
Less accumulated depreciation	239,031	199,232
	1,447,138	1,401,720
Cash and cash equivalents	14,642	3,409
Restricted cash	2,529	6,176
Investments	10,626	13,126
Deferred financing fees, net	10,961	9,367
Due from affiliates	8,845	7,961
Other assets	5,900	5,971
Total assets	$1,500,641	$1,447,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$64,000	$37,000
Senior unsecured notes due 2012 and 2015, net of discount	393,938	393,775
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	70,141	76,162
Accrued interest	13,089	12,519
Due to affiliate	786	1,516
Other liabilities	7,262	7,850
Total liabilities	577,457	557,063

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,812,227 and 68,495,908 shares issued and outstanding at December 31, 2005 and 2004, respectively	718	685
Additional paid-in capital	1,093,480	1,034,686
Cumulative net income	272,403	208,491
Cumulative distributions	(447,289)	(359,567)
Unrealized gain on investments	3,872	6,372
Total shareholders’ equity	923,184	890,667
Total liabilities and shareholders’ equity	$1,500,641	$1,447,730

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
Revenues:
Rental income	$161,265	$145,731	$129,188
Interest and other income	1,922	2,792	1,960
Total revenues	163,187	148,523	131,148

Expenses:
Interest	46,633	41,836	37,899
Depreciation	43,694	39,301	35,728
General and administrative	13,117	11,863	10,487
Impairment of assets	1,762	—	—
Total expenses	105,206	93,000	84,114
Income from continuing operations	57,981	55,523	47,034
Gain (loss) on sale of properties	5,931	1,219	(1,160)
Net income	$63,912	$56,742	$45,874

Weighted average shares outstanding	68,757	63,406	58,445

Basic and diluted earnings per share:
Income from continuing operations	$0.84	$0.88	$0.80
Gain (loss) on sale of properties	$0.09	$0.01	$(0.02)
Net income	$0.93	$0.89	$0.78

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain on Investments	Totals
Balance at December 31, 2002	58,436,900	$584	$853,637	$105,875	$(209,304)	$1,534	$752,326
Comprehensive income	—	—	—	45,874	—	1,956	47,830
Distributions	—	—	—	—	(72,472)	—	(72,472)
Retired shares	(62)	—	—	—	—	—	—
Share grants	16,500	1	221	—	—	—	222
Balance at December 31, 2003	58,453,338	585	853,858	151,749	(281,776)	3,490	727,906
Comprehensive income	—	—	—	56,742	—	2,882	59,624
Distributions	—	—	—	—	(77,791)		(77,791)
Issuance of shares	10,000,000	100	180,095	—	—	—	180,195
Share grants	27,000	—	470	—	—	—	470
Incentive fee	15,571	—	263	—	—	—	263
Retired shares	(1)	—	—	—	—	—	—
Balance at December 31, 2004	68,495,908	685	1,034,686	208,491	(359,567)	6,372	890,667
Comprehensive income	—	—	—	63,912	—	(2,500)	61,412
Distributions	—	—	—	—	(87,722)	—	(87,722)
Issuance of shares	3,250,000	33	58,137	—	—	—	58,170
Share grants	27,300	—	6	—	—	—	6
Incentive fee	39,019	—	651	—	—	—	651
Balance at December 31, 2005 (Restated)	71,812,227	$718	$1,093,480	$272,403	$(447,289)	$3,872	$923,184

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2005	2004	2003
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,912	$56,742	$45,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,694	39,301	35,728
Impairment of assets	1,762	—	—
(Gain) loss on sale of properties	(5,931)	(1,219)	1,160
Amortization of deferred finance fees and debt discounts	2,212	2,107	2,034
Changes in assets and liabilities:
Restricted cash	(523)	(998)	105
Due from affiliates	(884)	(1,899)	(6,124)
Other assets	71	377	1,125
Accrued interest	570	51	2,398
Due to affiliates	(729)	885	303
Other liabilities	68	(159)	(2,984)
Cash provided by operating activities	104,222	95,188	79,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(97,480)	(137,748)	(179,391)
Increase in security deposits	—	—	600
Mortgage financing provided	(24,000)	(133,849)	(6,900)
Mortgage financing repaid by mortgagor	24,000	133,849	6,900
Proceeds from sale of real estate	12,537	5,900	288
Cash used for investing activities	(84,943)	(131,848)	(178,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	58,170	180,194	—
Proceeds from issuance of senior notes, net of discount	—	—	149,709
Proceeds from borrowings on revolving bank credit facility	143,000	184,000	234,000
Repayments of borrowings on revolving bank credit facility	(116,000)	(249,000)	(213,000)
Repayment of debt	(1,851)	(864)	(801)
Deferred financing fees	(3,643)	—	(3,676)
Distributions to shareholders	(87,722)	(77,791)	(72,472)
Cash (used for) provided by financing activities	(8,046)	36,539	93,760
Increase (decrease) in cash and cash equivalents	11,233	(121)	(5,124)
Cash and cash equivalents at beginning of period	3,409	3,530	8,654
Cash and cash equivalents at end of period	$14,642	$3,409	$3,530

See accompanying notes

	Year Ended December 31,
	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$43,851	$39,678	$30,695

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	—	50,139	—
Purchases of fixed assets with restricted cash	—	—	(2,151)

NON-CASH FINANCING ACTIVITIES:
Issuance of common shares	657	733	222
Release of restricted cash to us	4,170	4,930	—
Repayment of debt with cash previously restricted	(4,170)	(4,930)	—

See accompanying notes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2005, we owned 188 senior living properties located in 32 states.

We have restated our consolidated financial statements for the year ended December 31, 2005, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 is being recognized in the first quarter of 2006 instead of the fourth quarter of 2005.

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

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans.  The unamortized balance of deferred financing fees and accumulated amortization were $14.6 million and $3.7 million, and $14.5 million and $5.1 million at December 31, 2005 and 2004, respectively.  The weighted average amortization period is approximately 11 years.  This amortization expense for the five years subsequent to December 31, 2005 is $1.8 million in 2006, $1.8 million in 2007, $1.8 million in 2008, $1.8 million in 2009 and $916,000 in 2010.

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

At December 31, 2005, our additional outstanding debt consisted of the following (dollars in thousands):

Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$245,000	$836
Senior notes	7.875%	2015	150,000	226
Total unsecured senior notes			395,000	1,062

Junior subordinated debentures	10.125%	2041	28,241	—
Total unsecured debt			$423,241	$1,062

Secured and Other Debt	Balance	Interest Rate	Maturity	Number of Properties as Collateral	Initial Cost of Collateral	Net Book Value of Collateral
Mortgages	$36,630	6.97%	June 2012	16	$69,656	$67,706
Mortgages	12,437	6.11%	November 2013	4	15,987	15,540
Bonds	14,700	5.875%	December 2027	1	34,279	30,978
Capital leases	6,374	7.7%	May 2016	2	17,969	15,956
Total secured	$70,141				$137,891	$130,180

In December 2005, we called for redemption $52.5 million of our 7 7/8% senior unsecured notes.  The redemption occurred in January 2006, at which time we recognized a loss on early extinguishment of debt of $5.2 million, which included a $4.1 million redemption premium and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes.

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

Required principal payments on our outstanding debt as of December 31, 2005, are as follows (dollars in thousands):

2006	$54,482
2007	2,123
2008	2,265
2009	66,435
2010	2,007
Thereafter	430,070

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

Note 7.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and junior subordinated debentures.  The fair values of the financial instruments were not materially different from their carrying values at December 31, 2005 and 2004, except as follows (dollars in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$393,938	$426,388	$393,775	$446,888
Junior subordinated debentures	28,241	29,066	28,241	30,105

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

Note 9.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2005 and 2004 (dollars in thousands, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Revenues	$39,227	$39,605	$40,244	$44,111
Income from continuing operations	13,865	14,316	14,129	15,671
Net income	13,865	15,033	14,129	20,885
Per share data:
Income from continuing operations	$0.20	$0.21	$0.21	$0.23
Net income	$0.20	$0.22	$0.21	$0.30

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,543	$35,506	$35,744	$40,730
Income from continuing operations	13,269	12,822	12,919	16,513
Net income	13,269	14,041	12,919	16,513
Per share data:
Income from continuing operations	$0.21	$0.20	$0.20	$0.26
Net income	$0.21	$0.22	$0.20	$0.26

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

	Year Ended December 31,
	2005	2004
	(Restated)
Total revenues	$168,437	$167,971
Income from continuing operations	61,082	64,504
Net income	67,013	65,723

Per common share data:
Income from continuing operations	$0.85	$0.90
Net income	$0.93	$0.92

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
Dated: February 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 2, 2007
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	February 2, 2007
John R. Hoadley	(principal financial officer and principal accounting officer)

/s/ Frank J. Bailey	Trustee	February 2, 2007
Frank J. Bailey

/s/ John L. Harrington	Trustee	February 2, 2007
John L. Harrington

/s/ Gerard M. Martin	Trustee	February 2, 2007
Gerard M. Martin

/s/ Barry Portnoy	Trustee	February 2, 2007
Barry Portnoy

/s/ Frederick N. Zeytoonjian	Trustee	February 2, 2007
Frederick N. Zeytoonjian