Form 10-Q/A
period 2006-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2007-02-02
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A

(Amendment No. 1)

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

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q/A

March 31, 2006

In this Amendment to our Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q as amended hereby, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

Explanatory Note

Overview

We are filing this amendment to our Quarterly Report on Form 10-Q for the period ended March 31, 2006, or the Original Filing, to amend and restate financial statements and other financial information for the period ended March 31, 2006. In addition, we are filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other financial information for the year 2005, and for the fourth quarter of that year, and our Quarterly Reports on Form 10-Q for each of the periods ended June 30 and September 30, 2006, to amend and restate financial statements for the first three quarters of 2006. The restatements reflect a correction resulting from a misapplication of U.S generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense, as more fully discussed below. As a result of the correction, a $5.2 million loss on early extinguishment of debt, relating to our redemption of senior notes in January 2006, is being recognized in the first quarter of 2006 rather than in the fourth quarter of 2005.

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

As of the date of this amended Quarterly Report on Form 10-Q/A, we had implemented new control procedures to reduce the possibility that our future financial reporting may not reflect U.S. generally accepted accounting principles with regard to the early extinguishment of debt. As a result of these new procedures we have concluded that we maintain effective control over the accuracy of our accounting for the early extinguishment of debt as of the date of this amended Quarterly Report 10-Q/A, or February 2, 2007.

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement. The following sections of this amended Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I, Item 1. Financial Statements, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part 1, Item 4. Controls and Procedures. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on May 3, 2006.

Effects of Restatement

The restatement affects only timing of the recognition of the loss resulting from early extinguishment of debt, and has no effect on our consolidated balance sheets for any period except as of December 31, 2005, and the resulting increase in our consolidated net income for the fiscal year and quarter ended December 31, 2005 is fully offset by the resulting reduction of our consolidated net income in the first quarter of fiscal 2006. The following table sets forth the effects of the restatement on affected line items within our previously reported consolidated statement of income for the quarter ended March 31, 2006.

	Quarter ended March 31, 2006	Quarter ended March 31, 2006
	(As Previously Reported)	(Restated)
Income Statement Data:
Total revenues	$41,169	$41,169
Net income	15,667	10,460

Weighted average shares outstanding	71,812	71,812

Per Common Share Data:
Net income	$0.22	$0.15

For additional information with respect to the effects of the restatement, see Part I, Item 1. Financial Statements, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I.	Financial Information

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Restated)

ASSETS
Real estate properties, at cost:
Land	$185,819	$185,819
Buildings and improvements	1,505,680	1,500,350
	1,691,499	1,686,169
Less accumulated depreciation	249,763	239,031
	1,441,736	1,447,138

Cash and cash equivalents	1,247	14,642
Restricted cash	1,858	2,529
Deferred financing fees, net	9,551	10,961
Other assets	26,165	25,371
Total assets	$1,480,557	$1,500,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$106,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,556	393,938
Junior subordinated debentures due 2041	28,241	28,241
Secured debt and capital leases	69,647	70,141
Accrued interest	8,829	13,089
Other liabilities	14,125	8,048
Total liabilities	568,398	577,457

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,812,227 shares issued and outstanding	718	718
Additional paid-in capital	1,093,480	1,093,480
Cumulative net income	282,863	272,403
Cumulative distributions	(470,269)	(447,289)
Unrealized gain on investments	5,367	3,872
Total shareholders’ equity	912,159	923,184
Total liabilities and shareholders’ equity	$1,480,557	$1,500,641

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)
Revenues:
Rental income	$40,823	$38,888
Interest and other income	346	339
Total revenues	41,169	39,227

Expenses:
Interest	11,371	11,223
Depreciation	10,731	10,746
General and administrative	3,400	3,393
Loss on early extinguishment of debt	5,207	—
Total expenses	30,709	25,362

Net income	$10,460	$13,865

Weighted average shares outstanding	71,812	68,496

Basic and diluted earnings per share:
Net income	$0.15	$0.20

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income	$10,460	$13,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,731	10,746
Write off of deferred finance fees	1,073	—
Amortization of deferred finance fees and debt discounts	455	531
Change in assets and liabilities:
Restricted cash	671	(351)
Other assets	702	2,998
Accrued interest	(4,260)	(1,937)
Other liabilities	6,077	(559)
Cash provided by operating activities	25,909	25,293

Cash flows from investing activity:
Acquisitions	(5,330)	(3,741)
Cash used for investing activity	(5,330)	(3,741)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	47,000	10,000
Repayments of borrowings on revolving bank credit facility	(5,000)	(9,000)
Repayment of senior notes	(52,500)	—
Repayment of other debt	(494)	(471)
Deferred financing fees	—	(8)
Distributions to shareholders	(22,980)	(21,919)
Cash used for financing activities	(33,974)	(21,398)

Decrease in cash and cash equivalents	(13,395)	155
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$1,247	$3,564

Supplemental cash flow information:
Interest paid	$15,176	$12,629

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

We have restated our consolidated balance sheet as of December 31, 2005 and our consolidated statements of income and cash flows for the three months ended March 31, 2006, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 is being recognized in the first quarter of 2006 instead of the fourth quarter of 2005.

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

Note  4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
	(Restated)
Net income	$10,460	$13,865
Other comprehensive income:
Change in unrealized gain on investments	1,495	(921)
Comprehensive income	$11,955	$12,994

Note  5.  Indebtedness

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

On January 9, 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes. As a result, we recognized a loss on extinguishment of debt of $5.2 million, which included a redemption premium of $4.1 million, and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K/A for the year ended December 31, 2005. We have restated our consolidated statements of income and cash flows for the three months ended March 31, 2006 to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense. As a result of the correction, a $5.2 million loss on early extinguishment of debt related to our redemption of senior notes in January 2006 is being recognized in the first quarter of 2006 rather than the fourth quarter of 2005.

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

(9)          Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005:

	2006	2005	$ Change	% Change
	(Restated)
	(in thousands, except per share amounts)
Rental income	$40,823	$38,888	$1,935	5.0%
Interest and other income	346	339	7	2.1%

Interest expense	11,371	11,223	148	1.3%
Depreciation expense	10,731	10,746	(15)	(0.1)%
General and administrative expense	3,400	3,393	7	0.2%
Loss on early extinguishment of debt	5,207	—	5,207	100.0%

Net income	$10,460	$13,865	$(3,405)	(24.6)%
Weighted average shares outstanding	71,812	68,496	3,316	4.9%
Net income per share	$0.15	$0.20	$(0.05)	(25.0)%

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

During 2006, we recognized a loss on early extinguishment of debt of $5.2 million in connection with our redemption of a portion of our outstanding senior notes.

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

On January 9, 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes and paid a redemption premium of $4.1 million plus accrued but unpaid interest.  We funded these amounts with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 3, 2006, we reported that our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer, and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, in order to restate the financial statements for the quarter ended March 31, 2006. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

As of the date of this amended Quarterly Report on Form 10-Q/A, our management has implemented new control procedures to reduce the possibility that our future financial reporting may not reflect U.S. generally accepted accounting principles with regard to the early extinguishment of debt. As a result of these new procedures, our management has concluded that we maintain effective control over the accuracy of our accounting for the early extinguishment of debt as of that date of this amended Quarterly Report Form 10-Q/A, or February 2, 2007.

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

Item 6.      Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges (Restated). (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

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
Dated: February 2, 2007