Form 10-Q/A
period 2006-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2007-02-02
CIK 1075415

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

FORM 10-Q/A

June 30, 2006

In this Amendment to our Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q as amended hereby, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to  Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

Explanatory Note

Overview

We are filing this amendment to our Quarterly Report on Form 10-Q for the periods ended June 30, 2006, or the Original Filing, to amend and restate financial statements and other financial information for the periods ended June 30, 2006.  In addition, we are filing amendments to our Annual Report on Form 10-K for the year end December 31, 2005 to amend and restate financial statements and other financial information for the year 2005, and for the fourth quarter of that year, and our Quarterly Reports on Form 10-Q for each of the periods ended March 31 and September 30, 2006, to amend and restate financial statements for the first three quarters of 2006.  The restatements reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense, as more fully discussed below.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, relating to our redemption of senior notes in January 2006, is being recognized in the first quarter of 2006 rather than in the fourth quarter of 2005.

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

Background

On January 22, 2007, we became aware of a likely error in the application of accounting principles used in connection with the preparation of the Company's audited financial statements for the fiscal year ended December 31, 2005. For the fiscal year and quarter ended that date, we recognized a $5.2 million loss on early extinguishment of debt relating to the redemption of $52.5 million of our senior notes in January 2006. The notes had been called for redemption in December 2005. The $5.2 million loss included a $4.1 million redemption premium and a $1.1 million non-cash write-off of deferred financing fees and unamortized discount relating to these notes. After studying the issue, our management concluded that under applicable U.S. generally accepted accounting principles, this loss should have been recognized in the first quarter of fiscal 2006, when the notes were redeemed, rather than in the fourth quarter of 2005, when the notes had been called for redemption.

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

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement.  The following sections of this amended Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I, Item 1. Financial Statements, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4. Controls and Procedures. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on August 3, 2006.

Effects of Restatement

The restatement affects only timing of the recognition of the loss resulting from early extinguishment of debt, and has no effect on our consolidated balance sheets for any period except as of December 31, 2005, and the resulting increase in our consolidated net income for the fiscal year and quarter ended December 31, 2005 is fully offset by the resulting reduction of our consolidated net income in the first quarter of fiscal 2006.  The following table sets forth the effects of the restatement on affected line items within our previously reported consolidated statement of income for the six months ended June 30, 2006.

	Six months ended June 30, 2006	Six months ended June 30, 2006
	(As Previously Reported)	(Restated)
Income Statement Data:
Total revenues	$82,445	$82,445
Net income	28,353	23,146

Weighted average shares outstanding	71,814	71,814

Per Common Share Data:
Net income	$0.39	$0.32

For additional information with respect to the effects of the restatement, see Part I, Item 1. Financial Statements, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I.  Financial Information

Item 1.       Financial Statements

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
Real estate properties, at cost:
Land	$185,819	$185,819
Buildings and improvements	1,513,383	1,500,350
	1,699,202	1,686,169
Less accumulated depreciation	254,087	239,031
	1,445,115	1,447,138

Cash and cash equivalents	2,747	14,642
Restricted cash	2,147	2,529
Deferred financing fees, net	7,817	10,961
Other assets	32,731	25,371
Total assets	$1,490,557	$1,500,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$141,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,595	393,938
Junior subordinated debentures due 2041	—	28,241
Secured debt and capital leases	79,168	70,141
Accrued interest	12,248	13,089
Other liabilities	14,722	8,048
Total liabilities	588,733	577,457

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 80,000,000 shares authorized, 71,819,727 and 71,812,227 shares issued and outstanding, respectively	718	718
Additional paid-in capital	1,093,612	1,093,480
Cumulative net income	295,549	272,403
Cumulative distributions	(493,249)	(447,289)
Unrealized gain on investments	5,194	3,872
Total shareholders’ equity	901,824	923,184
Total liabilities and shareholders’ equity	$1,490,557	$1,500,641

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
			(Restated)
Revenues:
Rental income	$40,921	$39,094	$81,744	$77,982
Interest and other income	355	511	701	850
Total revenues	41,276	39,605	82,445	78,832

Expenses:
Interest	11,546	11,443	22,917	22,675
Depreciation	10,922	10,759	21,653	21,505
General and administrative	3,383	3,087	6,783	6,480
Impairment of assets	1,420	—	1,420	—
Loss on early extinguishment of debt	1,319	—	6,526	—
Total expenses	28,590	25,289	59,299	50,660

Income from continuing operations	12,686	14,316	23,146	28,172
Gain on sale of property	—	717	—	717
Net income	$12,686	$15,033	$23,146	$28,889

Weighted average shares outstanding	71,817	68,537	71,814	68,516

Basic and diluted earnings per share:
Income from continuing operations	$0.18	$0.21	$0.32	$0.41
Gain on sale of property	—	$0.01	—	$0.01
Net income	$0.18	$0.22	$0.32	$0.42

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income	$23,146	$28,889
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,653	21,505
Impairment of assets	1,420	—
Write off of deferred finance fees	2,392	—
Gain on sale of properties	—	(717)
Amortization of deferred financing fees and debt discounts	909	1,061
Change in assets and liabilities:
Restricted cash	382	4,089
Other assets	(6,037)	2,698
Accrued interest	(841)	183
Other liabilities	6,806	(863)
Cash provided by operating activities	49,830	56,845

Cash flows from investing activities:
Acquisitions	(11,076)	(31,704)
Proceeds from sale of real estate	—	4,600
Mortgage financing provided	—	(24,000)
Cash used for investing activities	(11,076)	(51,104)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	90,000	66,000
Repayments of borrowings on revolving bank credit facility	(13,000)	(19,000)
Repayment of senior notes	(52,500)	—
Repayment of junior subordinated debentures	(28,241)	—
Repayment of other debt	(948)	(5,085)
Deferred financing fees	—	(8)
Distributions to shareholders	(45,960)	(43,850)
Cash used for financing activities	(50,649)	(1,943)

(Decrease) increase in cash and cash equivalents	(11,895)	3,798
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$2,747	$7,207

Supplemental cash flow information:
Interest paid	$22,850	$21,430

Non-cash investing activity:
Increase in capital lease assets	$(9,975)	$—

Non-cash financing activities:
Increase in capital lease obligations	$9,975	$—
Issuance of common shares	132	369

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

We have restated our consolidated balance sheet as of December 31, 2005 and our consolidated statements of income and cash flows for the six months ended June 30, 2006, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 is being recognized in the first quarter of 2006 instead of the fourth quarter of 2005.

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

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
			(Restated)
Net income	$12,686	$15,033	$23,146	$28,889
Other comprehensive income:
Change in unrealized gain on investments	(173)	480	1,322	(441)
Comprehensive income	$12,513	$15,513	$24,468	$28,448

Note  5.  Indebtedness

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

On January 9, 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes. As a result, we recognized a loss on early extinguishment of debt of $5.2 million, which included a redemption premium of $4.1 million and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K/A for the year ended December 31, 2005. We have restated our consolidated statements of income and cash flows for the six months ended June 30, 2006, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 was recognized in the first quarter of 2006 rather than the fourth quarter of 2005.

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

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005:

	2006	2005	Change	% Change
	(Restated)
	(in thousands, except per share amounts)
Rental income	$81,744	$77,982	3,762	4.8%
Interest and other income	701	850	(149)	(17.5)%

Interest expense	22,917	22,675	242	1.1%
Depreciation expense	21,653	21,505	148	0.7%
General and administrative expense	6,783	6,480	303	4.7%
Impairment of assets	1,420	—	1,420	—
Loss on early extinguishment of debt	6,526	—	6,526	—

Income from continuing operations	23,146	28,172	(5,026)	(17.8)%
Gain on sale of property	—	717	(717)	—
Net income	23,146	28,889	(5,743)	(19.9)%

Weighted average shares outstanding	71,814	68,516	3,298	4.8%

Per share amounts:
Income from continuing operations	$0.32	$0.41	$(0.09)	(22.0)%
Gain on sale of property	—	$0.01	$(0.01)	—
Net income per share	$0.32	$0.42	$(0.10)	(23.8)%

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

During the six months ended June 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that are currently offered for sale.  Also, we recognized a loss on early extinguishment of debt of $6.5 million in connection with our redemption of a portion of our outstanding senior notes in January 2006 and all of our junior subordinated debentures in June 2006.

Income from continuing operations and income from continuing operations per share decreased because of the changes in revenues and expenses described above, and an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in December 2005.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the periods ended June 30, 2006, filed on August 3, 2006, we reported that our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer, and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the periods ended June 30, 2006, in order to restate the financial statements for the periods ended June 30, 2006. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: February 2, 2007