Form 10-Q/A
period 2006-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2007-02-02
CIK 1075415

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

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q/A

September 30, 2006

In this Quarterly Report on this Amendment to our Form 10-Q and the Quarterly Report on Form 10-Q as amended hereby, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

Explanatory Note

Overview

We are filing this amendment to our Quarterly Report on Form 10-Q for the periods ended September 30, 2006, or the Original Filing, to amend and restate financial statements and other financial information for the periods ended September 30, 2006.  In addition, we are filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other financial information for the year 2005, and for the fourth quarter of that year, and our Quarterly Reports on Form 10-Q for each of the periods ended March 31 and June 30, 2006, to amend and restate financial statements for the first three quarters of 2006.  The restatements reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense, as more fully discussed below.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, relating to our redemption of senior notes in January 2006, is being recognized in the first quarter of 2006 rather than in the fourth quarter of 2005.

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

Amendments to this Quarterly Report on Form 10-Q

For convenience, this amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended where necessary, to reflect the restatement.  The following sections of this amended Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I, Item 1. Financial Statements, Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part I, Item 4. Controls and Procedures. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this amended Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Quarterly Report on Form 10-Q was initially filed on November 9, 2006.

Effects of Restatement

The restatement affects only timing of the recognition of the loss resulting from early extinguishment of debt, and has no effect on our consolidated balance sheets for any period except as of December 31, 2005, and the resulting increase in our consolidated net income for the fiscal year and quarter ended December 31, 2005 is fully offset by the resulting reduction of our consolidated net income in the first quarter of fiscal 2006.  The following table sets forth the effects of the restatement on affected line items within our previously reported consolidated statement of income for the nine months ended September 30, 2006.

	Nine months ended September 30, 2006	Nine months ended September 30, 2006
	(As Previously	(Restated)
	Reported)

Income Statement Data:
Total revenues	$124,761	$124,761
Net income	43,770	38,563

Weighted average shares outstanding	71,818	71,818

Per Common Share Data:
Net income	$0.61	$0.54

For additional information with respect to the effects of the restatement, see Part I, Item 1. Financial Statements, and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)

ASSETS
Real estate properties, at cost:
Land	$198,828	$185,819
Buildings and improvements	1,568,219	1,500,350
	1,767,047	1,686,169
Less accumulated depreciation	265,065	239,031
	1,501,982	1,447,138

Cash and cash equivalents	1,527	14,642
Restricted cash	21,860	2,529
Deferred financing fees, net	7,409	10,961
Other assets	26,967	25,371
Total assets	$1,559,745	$1,500,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$222,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,634	393,938
Junior subordinated debentures due 2041	—	28,241
Secured debt and capital leases	78,841	70,141
Accrued interest	8,598	13,089
Other liabilities	14,239	8,048
Total liabilities	665,312	577,457

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
80,000,000 shares authorized, 71,859,527 and 71,812,227 shares issued and outstanding, respectively	718	718
Additional paid-in capital	1,094,125	1,093,480
Cumulative net income	310,966	272,403
Cumulative distributions	(516,949)	(447,289)
Unrealized gain on investments	5,573	3,872
Total shareholders’ equity	894,433	923,184
Total liabilities and shareholders’ equity	$1,559,745	$1,500,641

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
			(Restated)
Revenues:
Rental income	$41,983	$39,506	$123,727	$117,489
Interest and other income	334	738	1,034	1,588
Total revenues	42,317	40,244	124,761	119,077

Expenses:
Interest	11,833	11,911	34,751	34,585
Depreciation	10,978	10,923	32,631	32,428
General and administrative	4,088	3,281	10,870	9,762
Impairment of assets	—	—	1,420	—
Loss on early extinguishment of debt	—	—	6,526	—
Total expenses	26,899	26,115	86,198	76,775

Income from continuing operations	15,418	14,129	38,563	42,302
Gain on sale of property	—	—	—	717
Net income	$15,418	$14,129	$38,563	$43,019

Weighted average shares outstanding	71,824	68,543	71,818	68,525

Basic and diluted earnings per share:
Income from continuing operations	$0.21	$0.21	$0.54	$0.62
Gain on sale of property	—	—	—	0.01
Net income	$0.21	$0.21	$0.54	$0.63

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income	$38,563	$43,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,631	32,428
Impairment of assets	1,420	—
Write off of deferred finance fees	2,392	—
Gain on sale of properties	—	(717)
Amortization of deferred financing fees and debt discounts	1,355	1,728
Change in assets and liabilities:
Restricted cash	369	3,675
Other assets	107	2,975
Accrued interest	(4,491)	(2,158)
Other liabilities	6,836	1,259
Cash provided by operating activities	79,182	82,209

Cash flows from investing activities:
Acquisitions	(78,921)	(35,486)
Proceeds from sale of real estate	—	4,600
Mortgage financing provided	—	(24,000)
Mortgage financing repaid	—	24,000
Cash used for investing activities	(78,921)	(30,886)

Cash flows from financing activities:
Proceeds from borrowings on revolving bank credit facility	179,300	79,000
Repayments of borrowings on revolving bank credit facility	(41,000)	(57,000)
Repayment of senior notes	(52,500)	—
Repayment of junior subordinated debentures	(28,241)	—
Repayment of other debt	(1,275)	(5,544)
Deferred financing fees	—	(3,550)
Distributions to shareholders	(69,660)	(65,782)
Cash provided by (used for) financing activities	(13,376)	(52,876)

Decrease in cash and cash equivalents	(13,115)	(1,553)
Cash and cash equivalents at beginning of period	14,642	3,409
Cash and cash equivalents at end of period	$1,527	$1,856

Supplemental cash flow information:
Interest paid	$37,890	$35,015

Non-cash investing activity:
Increase in capital lease assets	$(9,975)	$—

Non-cash financing activities:
Increase in capital lease obligations	$9,975	$—
Issuance of common shares	645	657
Borrowing under revolving credit facility to fund restricted cash for an acquisition	19,700	—

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

We have restated our consolidated balance sheet as of December 31, 2005 and our consolidated statements of income and cash flows for the nine months ended September 30, 2006, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 is being recognized in the first quarter of 2006 instead of the fourth quarter of 2005.

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

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
			(Restated)
Net income	$15,418	$14,129	$38,563	$43,019
Other comprehensive income:
Change in unrealized gain on investments	379	(34)	1,701	(475)
Comprehensive income	$15,797	$14,095	$40,264	$42,544

Note  5.  Indebtedness

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K/A for the year ended December 31, 2005. We have restated our consolidated statements of income and cash flows for the nine months ended September 30, 2006, to reflect a correction resulting from a misapplication of U.S. generally accepted accounting principles applicable to the period in which debt extinguishment costs are recorded as an expense.  As a result of the correction, a $5.2 million loss on early extinguishment of debt, related to our redemption of senior notes in January 2006 was recognized in the first quarter of 2006 rather than the fourth quarter of 2005.

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

(9)   Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005:

	2006	2005	Change	% Change
	(Restated)
	(in thousands, except per share amounts)
Rental income	$41,983	$39,506	$2,477	6.3%
Interest and other income	334	738	(404)	(54.7)%

Interest expense	11,833	11,911	(78)	(0.7)%
Depreciation expense	10,978	10,923	55	0.5%
General and administrative expense	4,088	3,281	807	24.6%

Net income	$15,418	$14,129	$1,289	9.1%

Weighted average shares outstanding	71,824	68,543	3,281	4.8%

Net income per share	$0.21	$0.21	—	—

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

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005:

	2006	2005	Change	% Change
	(Restated)
	(in thousands, except per share amounts)
Rental income	$123,727	$117,489	$6,238	5.3%
Interest and other income	1,034	1,588	(554)	(34.9)%

Interest expense	34,751	34,585	166	0.5%
Depreciation expense	32,631	32,428	203	0.6%
General and administrative expense	10,870	9,762	1,108	11.4%
Impairment of assets	1,420	—	1,420	100.0%
Loss on early extinguishment of debt	6,526	—	6,526	100.0%

Income from continuing operations	38,563	42,302	(3,739)	(8.8)%
Gain on sale of property	—	717	(717)	(100.0)%
Net income	$38,563	$43,019	$(4,456)	(10.4)%

Weighted average shares outstanding	71,818	68,525	3,293	4.8%

Per share amounts:
Income from continuing operations	$0.54	$0.62	$(0.08)	(12.9)%
Gain on sale of property	—	$0.01	$(0.01)	(100.0)%
Net income per share	$0.54	$0.63	$(0.09)	(14.3)%

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

Income from continuing operations and income from continuing operations per share decreased because of the changes in revenues and expenses described above and an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2005.

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

On January 9, 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes and paid a redemption premium of $4.1 million plus accrued, but unpaid interest.  We funded this redemption with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

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

Item 4.  Controls and Procedures

In our Quarterly Report on Form 10-Q for the periods ended September 30, 2006, filed on November 9, 2006, we reported that our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer, and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the periods ended September 30, 2006, in order to restate the financial statements for the periods ended September 30, 2006. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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