Form 10-K
period 2006-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2007-02-28
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

617-796-8350
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1.3 billion based on the $17.91 closing price per common share on the New York Stock Exchange on June 30, 2006. For purposes of this calculation, an aggregate of 230,168 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 27, 2007: 83,613,127.

In this Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, the “Company”, “we”, “us” and “our” include Senior Housing Properties Trust, and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

OUR ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE:

•                  WE BELIEVE THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 69% OF OUR RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US.  HOWEVER, FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF THINGS, INCLUDING, BUT NOT LIMITED TO:

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

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT OF THE DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS AMENDED AND RESTATED, AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SENIOR HOUSING PROPERTIES TRUST
2006 FORM 10-K ANNUAL REPORT

Table of Contents

	Part I
		Page
Item 1.	Business	1
Item 1A.	Risk Factors	31
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	38
Item 4.	Submission of Matters to a Vote of Security Holders	38

	Part II

Item 5.	Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	51

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions	*
Item 14.	Principal Accountant Fees and Services	*

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	53

	Signatures

	* Incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 8, 2007.

PART I

Item 1.  Business

The Company.

We are a real estate investment trust, or REIT, which was organized under the laws of the state of Maryland in 1998 to continue the senior housing real estate business of HRPT Properties Trust, or HRPT, our former parent.  As of December 31, 2006, we owned 196 properties located in 32 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.8 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

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

Assisted Living Properties.  Assisted living properties are typically comprised of one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing.  Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

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

Rehabilitation Hospitals.  Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in nursing homes.  Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily.  Outpatient satellite clinics are often included as part of the continuum of care offered by IRFs.  Our two rehabilitation hospitals have beds available for inpatient services and provide extensive outpatient services from the hospitals’ premises.  In addition, these two hospitals operate outpatient clinics where patients discharged from the inpatient setting can continue their therapy programs such, as rehabilitation services for amputee, brain injury, cardio-pulmonary, orthopedic, spinal cord injury, stroke and neurorehabilitation.

Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  To date we have not made any such investments, but we may again explore such alternative investments.

Tenants.

Each of our properties is included in one of 12 separate leases.  The following chart presents a summary of these leases as of December 31, 2006 (dollars in thousands).  This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties (units/beds)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (1)	30 (7,275)	$651,865	$573,180	$65,012	12/31/17	1 for 10 years. 1 for 5 years.
Five Star Quality Care, Inc.	114 (9,424)	595,606	535,035	49,139	12/31/20	1 for 15 years.
Sunrise Senior Living, Inc. /Marriott International, Inc. (2)	14 (4,091)	325,473	233,910	31,490	12/31/13	4 for 5 years each.
Five Star Quality Care, Inc. (Rehabilitation Hospitals)	2 (364)	43,553	30,592	10,250	6/30/26	1 for 20 years.
NewSeasons Assisted Living Communities, Inc. / Independence Blue Cross (3)	10 (1,019)	87,641	81,649	9,289	4/30/17	2 for 15 years each.
Alterra Healthcare Corporation/ Brookdale Senior Living, Inc. (4)	18 (894)	61,126	55,029	7,632	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1 (156)	13,007	9,713	1,535	12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp	1 (140)	15,598	5,376	1,295	12/31/10	3 for 10 years each.
HealthQuest,Inc.	3 (361)	7,589	4,758	1,302	6/30/16	1 for 10 years.
Covenant Care, Inc.	1(180)	3,503	2,273	1,090	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,229	930	12/31/15	1 for 10 years.
The MacIntosh Company	1 (200)	4,204	3,107	604	6/30/19	1 for 10 years.
	196 (24,207)	$1,814,358	$1,537,851	$179,568

(1)             These 30 properties are leased to Five Star Quality Care, Inc., or Five Star, and were previously managed by Sunrise Senior Living, Inc., or Sunrise. As of December 31, 2006, Five Star operates all 30 properties.

(2)             These properties are leased to Sunrise; this lease is guaranteed by Marriott International, Inc., or Marriott.

(3)             These properties are leased to NewSeasons Assisted Living Communities, or NewSeasons; this lease is guaranteed by Independence Blue Cross, a Pennsylvania health insurance company.

(4)             These properties are leased to Alterra Healthcare Corporation, or Alterra; this lease is guaranteed by Brookdale Senior Living, Inc., or Brookdale.

Five Star.  We lease 144 senior living communities and two rehabilitation hospitals to Five Star for annual rent of $124.4 million, under six leases.

We have one lease for 30 independent and assisted living properties expiring in 2017 for annual rent of $65.0 million. These properties were formerly operated by Sunrise. Beginning in 2006, Five Star paid additional rent equal to 4% of the increase in revenues at these properties over 2005 revenues.

In addition we have one lease for 93 properties, one for 16 properties, one for four properties and one for one property, all which expire in 2020. The three smaller leases are on substantially similar terms to the lease for

93 properties. The properties in the three smaller leases secure mortgage debt payable to third parties and the leases provide that upon the repayment of the mortgage debt, the properties will be added to the larger lease.  For the purposes of this Annual Report on Form 10-K, we discuss the three smaller leases as part of the lease for 93 properties. At December 31, 2006, this combined lease included 114 senior living properties consisting of 47 nursing homes and 67 independent and assisted living properties leased until 2020 for annual rent of $49.1 million.  At 95 of the properties, the leases require additional rent equal to 4% of the increase in revenues above base amounts. Beginning in 2007 and 2008, the remaining 49 properties added to the combined lease since November 2004, the leases require additional rent equal to 4% of the increase in revenues above base amounts. All 144 of these properties are operated by Five Star.

Effective October 1, 2006, we leased two rehabilitation hospitals to Five Star which were formerly operated by HealthSouth Corporation, or HealthSouth. See Item 3. Legal Proceedings for further discussion of our historical relationship with HealthSouth. The term of the lease with Five Star for the two hospitals expires on June 30, 2026, and Five Star has one renewal option. These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts. The annual rent for these two hospitals is $10.3 million per year.

Five Star was formerly our 100% owned subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted their leases.  We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001.  Two of our trustees are currently directors of Five Star.  Today, Five Star is a separate company listed on the American Stock Exchange under the symbol “FVE” and, as of December 31, 2006, is responsible for 69% of our annual rent.  Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable. However, we believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us. As of February 27, 2007, this tenant is current on its rent obligations to us.

As of the date of this report, Five Star has not filed its Annual Report on Form 10-K for the year ended December 31, 2006. Therefore, summary audited financial information regarding Five Star is not now available. We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

Sunrise Senior Living, Inc.  Until 2003, Marriott Senior Living Services, Inc., or MSLS, was the operator of properties leased under two of our leases:  (i) 14 properties leased to MSLS until 2013 for annual rent of $31.5 million; and (ii) 30 properties leased to Five Star until 2017 for annual rent of $65.0 million.  In March 2003, Marriott sold MSLS to Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS.  SLS is a 100% owned subsidiary of Sunrise. Beginning in the fourth quarter of 2005 and through 2006, Five Star terminated the management contracts and now operates all 30 of these properties directly. Marriott continues to guaranty the lease for the 14 properties leased to SLS. As of February 27, 2007, this tenant is current on its rent obligations to us.

The following table presents summary financial information reported by Marriott in its Annual Report on Form 10-K for its three fiscal years ending in 2006, 2005 and 2004.

Summary Financial Information of Marriott International, Inc.
(in millions)

	As of or for the year ended
	December 29, 2006	December 30, 2005	December 31, 2004
Sales	$12,160	$11,550	$10,099
Net income	608	669	596
Total assets	8,588	8,530	8,668
Long-term debt	1,818	1,681	836
Shareholders’ equity	2,618	3,252	4,081

Sunrise has not filed its restated Annual Report on Form 10-K for the year ended 2005 with the Securities Exchange Commission, or SEC, and has not filed its Quarterly Reports on Form 10-Q for 2006. It is uncertain when these financial statements will be filed. Therefore, we do not provide any financial information for Sunrise in this Annual Report on Form 10-K, but we will do so by amendment if and when it becomes available to us.

NewSeasons Assisted Living Communities, Inc.  We lease 10 assisted living properties to NewSeasons Assisted Living Communities, Inc., or NewSeasons, until 2017, plus renewal options.  The rent payable to us averages approximately $9.3 million per year during the initial lease term, although it is currently $8.4 million per year and will increase at agreed times during the lease term. Residents of these properties pay substantially all of the revenues at these properties from their private resources. NewSeasons is a subsidiary of Independence Blue Cross, or IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $10.4 billion in 2005. IBC has guaranteed NewSeasons’ rent to us.  As of February 27, 2007, this tenant is current on its rent obligations to us.

Alterra Healthcare Corporation / Brookdale Senior Living.  We lease 18 assisted living properties to Alterra Healthcare Corporation, or Alterra, until 2017, plus renewal options.  The base rent under this lease is $7.6 million per year, plus additional rent calculated as a percentage of increases in the revenues at these properties above base amounts. Residents pay a majority of the revenues at these properties from their private resources. Brookdale Senior Living, Inc., or Brookdale, acquired Alterra in 2003 and Alterra became a subsidiary of Brookdale. Brookdale is a public company listed on the New York Stock Exchange, or NYSE, under the listing “BKD”. Brookdale has guaranteed Alterra’s rent to us. As of February 27, 2007, this tenant is current on its rent obligations to us.

Genesis HealthCare Corporation.  We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, for $1.5 million of annual rent until 2016, plus renewal options. Genesis has guaranteed the rent payable to us under this lease and we hold a cash security deposit of $235,000 to secure payment of this rent.  Genesis is a public company listed on the NASDAQ Global Select Market under the symbol “GHCI”.  As of February 27, 2007, this tenant is current on its rent obligations to us.

ABE Briarwood Corp. We lease one skilled nursing facility in Canonsburg, Pennsylvania to a subsidiary of ABE Briarwood Corp., a privately owned company, until 2010, plus renewal options. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc.  Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc. and is secured by a cash security deposit of $600,000. As of February 27, 2007, this tenant is current on its rent obligations to us.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company, until 2016, plus a renewal option.  The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us averages approximately $1.3 million per year during the initial lease term, although it is currently $1.2 million per year and will increase at agreed times during the lease term. As of February 27, 2007, this tenant is current on its rent obligations to us.

Covenant Care, Inc.  We lease one skilled nursing facility in Fresno, California to a subsidiary of Covenant Care, Inc., a privately owned company, until 2015, plus a renewal option.  Covenant Care, Inc. guarantees the lease and has secured its obligation with a cash security deposit of $900,000.  As of February 27, 2007, this tenant is current on its rent obligations to us.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, Washington to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015, plus a renewal option. The rent payable to us averages $930,000 per year during the lease term, although it is currently $916,000 per year and increases at agreed times during the lease term. Evergreen Washington Healthcare, LLC  guarantees this lease and has secured its obligation with a cash security deposit of $385,000.  As of February 27, 2007, this tenant is current on its rent obligations to us.

The MacIntosh Company.  We lease one skilled nursing facility in Grove City, Ohio to The MacIntosh Company until 2019, plus a renewal option.  A management company affiliate of our tenant and the former and current majority shareholders of the tenant and the management company, which are privately owned, guarantee this lease.  As of February 27, 2007, this tenant is current on its rent obligations to us.

Lease Terms.

Our leases are so-called “triple net” leases which generally require the tenants to indemnify us from liability which may arise by reason of our ownership of the properties.  Our lease terms generally require our tenants to maintain the leased properties, at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, our tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and the tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some tenants have a right to purchase the affected property for amounts at least equal to our historical investment in that property.

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

•                  terminate the tenant’s rights to occupy and use the affected property, rent the property to another tenant and recover from the tenant the difference between the amount of rent which would have been due under the lease and the rent received under the reletting;

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

Investment Policies.

Acquisitions.  Our present investment goals are to acquire additional real estate primarily for income and secondarily for appreciation potential.  In implementing this acquisition strategy, we consider a range of factors relating to proposed acquisitions, including:

•                  use and size of the property;

•                  proposed lease terms;

•                  availability and reputation of a financially qualified lessee or guarantor;

•                  historical and projected cash flows from the operations of the property;

•                  estimated replacement cost and proposed acquisition price of the property;

•                  design, physical condition and age of the property;

•                  competitive market environment of the property;

•                  price segment and payment sources in which the property is operated; and

•                  level of permitted services and regulatory history of the property and its historical operators.

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

•                  proposed sale price;

•                  strategic fit of the property or investment with the rest of our portfolio; and

•                  existence of alternative sources, uses or needs for capital.

During 2006 and 2005, we sold four nursing homes and two assisted living facilities which had been leased to Five Star as part of the combined lease which included other properties. Five were sold to an unaffiliated party and one was sold to Five Star.  As a result of these sales, Five Star’s rent for the combined lease which included these properties was reduced by a percentage of the net proceeds of sale which we realized.

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

Our board of trustees may determine to obtain replacements for our current credit facility or to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis.  We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares.  We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company majority beneficially owned by Barry Portnoy, one of our managing trustees. The remainder of RMR is beneficially owned by Adam Portnoy, the President and Chief Executive Officer of RMR. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 928-1300. RMR also has agreed to provide certain shared services to Five Star, and RMR has other business interests. The directors of RMR are Gerard M. Martin, another of our managing trustees, Barry Portnoy, Adam Portnoy and David J. Hegarty, our President and Chief Operating Officer.  The executive officers of RMR are Adam Portnoy, President and Chief Executive Officer, David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President; and John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer. Messrs. Hegarty and Hoadley are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management or other services.  Mr. Adam Portnoy has been recommended for nomination as our trustee to replace Mr. Martin, who decided not to stand for reelection at our annual meeting of shareholders in May 2007.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of February 27, 2007, RMR had approximately 450 full-time employees.

Government Regulation and Reimbursement.

The regulatory environment of the senior living industry is extensive. Most of these laws and regulations affect the manner in which our tenants operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices, and laws generally affecting our tenants’ operation of our properties and how our tenants otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living facilities that participate in Medicaid and skilled nursing facilities and hospitals that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physicians referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living, skilled nursing facilities, and hospitals, apply whether or not facilities accept Medicare or Medicaid funding, and typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay their rents and the values of our properties.

Many senior living facilities are subject to regulation and licensing by state and local health and social service agencies or other regulatory authorities. Hospitals are subject to regulations and licensing by state health authorities. In most states in which we own properties, our tenants are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, a certificate of need is required in most states before a skilled nursing facility or hospital can be opened or the services at an existing facility can be expanded. In a few states certificate of need requirements also apply to assisted living facilities.

Senior living facilities and hospitals are also subject to state and local building, zoning, fire and food service codes and must be in compliance with applicable codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants’ ability to expand their facilities in existing markets. In addition, if any of our tenants’ facilities operates outside of the scope of its licensed authority, it could be subject to penalties, including closure of the facility.

The current regulatory and enforcement environment impacts our tenants because they are subject to increasing numbers of inspections or surveys and potential enforcement actions by governmental authorities. Unannounced surveys or inspections may occur annually or biannually, or following a state’s receipt of a complaint about the facility.  From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed plan of corrective action relating to the facility’s operations, but the governmental agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid certification, suspension or denial of admissions, partial or full denial of payments, state oversight, or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification could adversely affect the ability of a tenant to pay its rents. We or our tenants may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. Our tenants receive notices of potential sanctions and enforcement remedies from time to time, and such sanctions and penalties are imposed from time to time on our tenants’ facilities. If any of our tenants were to fail to comply with any applicable legal requirements, or be unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect these tenants’ abilities to pay their rents. State Attorney Generals typically enforce consumer protection laws relating to senior living services and hospitals. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living and nursing facilities and hospitals under fraud and patient abuse and neglect laws even if the facility and its residents do not receive federal or state funds.

Certain current state laws and regulations allow enforcement officials to make determinations on whether the care provided at one or more of our tenants’ facilities exceeds the level of care for which the facility is licensed. A finding that a facility is delivering care beyond the scope of its license might result in the immediate discharge and transfer of residents, which could adversely affect the ability of a tenant to pay its rents. Furthermore, certain states and the federal government may allow citations in one facility to impact other facilities operated by the same entity or a related entity in the state or, in certain circumstances, in another state. Revocation of a license or certification at one facility could therefore impact a tenant’s ability to obtain new licenses or certifications or to renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay its rents. In addition, an adverse finding by survey officials may serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility or a related individual or entity.

Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including state Medicaid waiver programs for services in assisted living facilities, the Medicare and Medicaid skilled nursing facility or hospital benefit programs, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates are limiting the payment levels for certain services provided at these facilities.  Because of revenue shortfalls, budget deficits and cost containment measures in numerous states, and the current federal budget deficit and other federal priorities, we expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2006 and that in some instances Medicaid rates may decline, and we are unable to estimate how recent or future Medicare rate changes will affect certain tenants. This combination of events may make it increasingly difficult for some of our tenants to pay their rents.

Medicare reimburses skilled nursing facilities under a prospective payment system, or the PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility-specific. Many states have similar Medicaid prospective payment systems.

Phased in over three years starting in 1998, the PPS was intended to reduce the rate of growth in Medicare payments by giving skilled nursing facilities incentives to furnish only necessary services, and to cause those services to be delivered efficiently. During the first full year of the phase-in, the average Medicare per diem payment declined about 9%, according to the Government Accountability Office, or GAO.  Between November 1999, and January 1, 2006, Congress provided some relief from the impact of the PPS through various temporary increases in payment rates and a temporary moratorium on some therapy limitations for residents covered under Medicare Part B.  Effective January 1, 2006, the Federal Centers for Medicare and Medicaid Services, or CMS, revised the PPS RUG payment categories and rates, eliminating the temporary rate increases formerly in effect.  For many nursing homes, the PPS revisions effectively eliminated rate increases of 3% that had gone into effect in October 2005.  In October 2006, the Medicare PPS rates were increased by 3%.

The federal government is also seeking to slow the growth of Medicare and Medicaid payments to skilled nursing facilities pursuant to the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006.  Under the DRA, the limits on Medicare Part B payments for outpatient therapies, previous subject to a moratorium, went into effect, subject to an exemption if Medicare found additional services to be medically necessary for an individual.  The exemption process has been extended through the end of 2007, pursuant to the Tax Relief and Health Care Act of 2006, adopted in December 2006.  The DRA also reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid.  In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from receiving Medicaid nursing home benefits, from three to five years. The period of Medicaid ineligibility now begins on the date of the prohibited transfer or the date the individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period.

The DRA also includes provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities. The Secretary of Health and Human services will award competitive grants for two or more years to states for demonstration projects to provide home and community based long term care services to individuals relocated from nursing homes, providing an increased federal Medicaid percentage payment for 12 months for each qualifying beneficiary. Also, effective January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans.  States must establish needs based criteria for the services, and more stringent needs based criteria for nursing home services. They may cap enrollment, maintain waiting lists, and offer the home and community based services in only some parts of a state, as Medicaid waivers allow. The Secretary of Health and Human Services will compare and assess outcomes and costs of long term care services provided at different types of sites.

In 2004, CMS revised the Medicare standards that rehabilitation hospitals are required to meet in order to participate in the Medicare program as IRFs.  The rule, known as the “75% rule,” generally provides that, to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  In order to maintain their current levels of Medicare revenues, many rehabilitation hospitals may need to reduce their numbers of non-qualifying patients and replace them with qualifying patients.  The 75% rule is being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatients must require intensive rehabilitation services for one of the designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, and July 1, 2008, the required percentages are 65% and 75%, respectively.  If the rehabilitation hospitals operated by our tenant are unable to maintain compliance with this requirement, Medicare reimbursement levels, and the tenant’s ability to pay its rents to us, could be materially adversely affected.

Our tenants who operate facilities that participate in Medicare, Medicaid and other federal or state health care reimbursement programs are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement that are false, fraudulent or are for items or services that were not provided as claimed. Fraud and false claims laws vary from state to state and these laws are sometimes not interpreted consistently. Violation of any of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from federal and state health care payment programs.  An adverse determination concerning any of our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect these tenants’ abilities to pay their rent.

Our tenants are also subject to certain federal and state laws that regulate financial arrangements by health care providers relating to referrals, such as the federal Anti-Kickback Law, the federal physician referral laws known as the Stark Laws, and certain state referral laws and anti-kickback laws. The federal Anti-Kickback Law makes it unlawful for any person to offer or pay or to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid program or other federally funded programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a tenant were to violate the federal Anti-Kickback Law, it could face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which could adversely affect its ability to pay its rents. While we require our tenants to comply with all laws that regulate the operation of our senior living properties, it is difficult to predict how our properties or tenants’ ability to pay their rents could be affected if any of our tenants were subject to an action alleging violations.

Our tenants are also subject to federal and state laws designed to protect the confidentiality and security of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern our tenants’ use and disclosure of health information at certain HIPAA covered facilities. The costs to comply with these rules may adversely affect the abilities of our tenants to pay their rents.

If any of our tenants becomes unable to operate our properties or to pay our rents because it has violated government regulations or payment laws, we may have great difficulty finding a substitute tenant or selling the property for a fair price and the value of an affected property may decline materially.

Competition.

We compete for new investments with other real estate investment trusts.  We also compete with banks, non-bank finance companies, leasing companies, private equity funds and insurance companies which invest in real estate.  Some of these competitors have resources that are greater than ours and have lower costs of capital.

Environmental Matters.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances.  These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with hazardous substances at our properties. We reviewed environmental conditions surveys of the properties we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental liabilities. However, no assurances can be given that environmental conditions for which we may be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

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

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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

The Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

•                  an entity treated as a corporation for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.  If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership should consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1999 through 2006 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.  As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  Our investigation of these C corporations indicated that they did not have undistributed earnings and profits that we would inherit and not distribute. However, upon review or audit, the IRS may disagree with our conclusion.

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

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The Internal Revenue Code provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The Internal Revenue Code provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

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

As of January 1, 2001, we acquired 100% ownership of several formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001.  These elections were revoked early in taxable year 2002, in connection with our spin off of Five Star and our associated diminished ownership of these subsidiaries.  We have received an opinion of counsel that it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001, until the revocation of the taxable REIT subsidiary elections.  We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued.  If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the IRC as of January 1, 2001 because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries.  As our qualified REIT subsidiaries, the gross income from the subsidiaries’ healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below.  However, we took steps to qualify for the 75% and 95% gross income tests under the relief provision described below.  Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.  If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

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

Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the Internal Revenue Code. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.  As discussed below, these foreclosure property rules do not apply to the two hospitals that were the subject of our dispute with HealthSouth.

From the inception of our dispute through the end of both our 2004 and 2005 taxable years, HealthSouth remained in possession of the two hospitals and only paid us amounts that were in the nature of “rents from real property”.  We attached a statement to both our 2004 and 2005 federal income tax returns that summarized our dispute with HealthSouth and expressed our intent that a foreclosure property election apply to the two subject hospitals when and if appropriate.  But because the only amounts we received from HealthSouth through the end of our 2004 and 2005 taxable years were in the nature of “rents from real property”, our 2004 and 2005 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and foreclosure property income tax was not owing on such amounts.

In 2006 we settled our litigation with HealthSouth by reinstating our lease with them through September 30, 2006 in exchange for a fixed rental sum.  Again, because the only amounts we received from HealthSouth in 2006 were in the nature of “rents from real property”, our 2006 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and foreclosure property income tax was not owing on such amounts.  Effective from and after October 1, 2006, we have leased these two hospitals to a healthcare operating company, Five Star, and the rental income under this new lease is intended to be “rents from real property” that qualify for purposes of the 75% and 95% gross income tests.

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

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The Internal Revenue Code also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with Five Star.  In 2001, we and HRPT spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the Internal Revenue Code, including actions which would result in our or our once significant shareholder, HRPT Properties Trust, obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

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

Acquisition of C Corporations

On January 11, 2002, we acquired all of the outstanding stock of a C corporation.  At the time of that acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  On October 1, 2006, we acquired all of the outstanding stock of an S corporation and its disregarded entity subsidiary, which were formerly C corporations.  Upon our acquisition, each of the acquired entities became either our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code or a disregarded entity under Treasury regulations issued under Section 7701 of the Internal Revenue Code.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to the acquired entities’ federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired corporate entities’ earnings and profits for federal income tax purposes, if any.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during the applicable ten-year period could be subject to tax under these rules.  However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

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

To the extent of our gains in a taxable year that are subject to the built in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% while that rate is in effect.

Earnings and Profits. A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year.  Upon the closing of our 2002 and 2006 transactions, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities.  Thus, we needed to distribute all of these earnings and profits no later than the end of the applicable tax year.  If we failed to do so, we will not qualify to be taxed as a REIT unless we are able to rely on the relief provision described below.

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we made an investigation of the amount of undistributed earnings and profits that we inherited in the 2002 and 2006 transactions.  We believe that we did not acquire any undistributed earnings and profits in this transaction that remained undistributed by the end of the applicable tax year.  However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to the undistributed earnings and profits that we inherited.  In examining the calculation of undistributed earnings and profits that we inherited, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits from the 2002 or 2006 transaction at the applicable year end, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off in 1999 from HRPT depends upon whether the deemed exchange that resulted from that spin off was an exchange under Section 351(a) of the Internal Revenue Code. We believe that Section 351(a) treatment was appropriate.  Therefore, we carried over HRPT’s tax basis and depreciation schedule in each of the assets, and to the extent that HRPT recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets. In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets. We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code, and we will perform all our tax reporting accordingly.  We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code. We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the Internal Revenue Code.

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

Taxation of U.S. Shareholders

The maximum individual federal income tax rate for long-term capital gains is generally 15% (for taxable years that begin on or before December 31, 2010) and for most corporate dividends is generally also 15% (for taxable years that begin on or before December 31, 2010).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

Effective for federal tax returns with due dates after October 22, 2004, the Internal Revenue Code imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

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

Effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above.  We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, then a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to

United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

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

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate.  The sale of our securities to a plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

 Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Financial and other difficulties at Five Star could adversely affect us.

As of December 31, 2006, Five Star is responsible for approximately 69% of our total rents. Five Star has not been consistently profitable since it became a public company in 2001. Although it was profitable in 2004 and the first half of 2005, Five Star experienced a significant loss for the second half of 2005 and full year 2006 as a result of the termination fees it paid to Sunrise, discussed below. Also, while Five Star has access to a $25.0 million working capital line of credit from a financial institution, Five Star has limited resources and has substantial lease obligations to us and others. Five Star’s business is subject to a number of risks, including the following:

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

•                  Medicare and Medicaid payments account for a percentage of Five Star’s total revenues. A reduction in these rates or a failure of these rates to match Five Star’s cost increases may materially adversely affect Five Star.

If Five Star’s operations are unprofitable, Five Star might default its rent obligations to us.

Five Star’s termination of its Sunrise management agreements resulted in a significant loss and may not improve its future earnings.

Five Star’s termination of 30 management agreements with Sunrise resulted in an expense by Five Star equal to the termination fees it paid Sunrise, which totaled $129.9 million and $86.3 million during the years ended December 31, 2006 and 2005, respectively. This expense caused Five Star to experience a significant loss in the second half of 2005 and for the full 2006 year.  Also, the income Five Star realizes from the 30 communities for which it assumed management responsibility may decline or these operations may produce losses. If Five Star is unable to operate these 30 communities profitably, Five Star may become unable to pay its rent to us.

Five Star may not be able to operate the two rehabilitation hospitals we own profitably.

Effective October 1, 2006, we leased two rehabilitation hospitals to Five Star that were formerly operated by HealthSouth. See Item 3. Legal Proceedings for further discussion of our historical relationship with HealthSouth. The historical operating and financial information concerning the two hospitals that have been received from HealthSouth may not be accurate.  Also, recent changes in Medicare rate formulas applicable to rehabilitation hospitals make it difficult to project the hospitals’ future financial results. In 2004, CMS revised the Medicare standards that rehabilitation hospitals are required to meet in order to participate in the Medicare program as IRFs. The rule, known as the “75% rule,” generally provides that to be considered an IRF and receive reimbursement for services under the IRF prospective payment system, at least 75% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  The 75% rule is being phased in over four years.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatients must require intensive rehabilitation services for one of the designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, and July 1, 2008, the requirement will be 65% and 75%, respectively.  If the hospitals operated by Five Star are unable to maintain compliance with this requirement, they will be subject to Medicare reclassification as a different type of provider with lower payment rates. Under these circumstances, Five Star may not be able to profitably operate these hospitals. Losses at these hospitals could jeopardize Five Star’s ability to pay our rents.

Sunrise’s operation of our properties may adversely affect us.

In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. Sunrise’s annual rent to us for the 14 properties it leases is $31.5 million, or 18% of our total annualized current rents; this rent is guaranteed by Marriott. Sunrise announced that it would restate its 2005 financial statements, but has not filed its restated Annual Report on Form 10-K for the year ended 2005 with the SEC, and has not filed its Quarterly Reports on Form 10-Q for 2006. It is uncertain when these financial statements will be filed or what impact the restatement will have on Sunrise’s operations. If Sunrise is unable to successfully operate the communities it leases from us, Sunrise may become unable to pay rents due to us.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

Fifteen percent (15%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs.  Even at properties where less than a majority of the revenues comes from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. The federal government and some states are now experiencing or have recently experienced fiscal deficits and budget pressures. Historically when governmental deficits or budget pressures have increased, cutbacks in Medicare and Medicaid funding have followed. These cutbacks sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. If Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants’ operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay our rents.

Our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

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

Physical characteristics of senior housing properties and hospitals are mandated by various governmental authorities. Changes in these regulations may require significant expenditures. Our leases generally require our tenants to maintain our properties in compliance with applicable laws and we try to monitor their compliance. However, if our tenants suffer financial distress, maintenance of our properties may be neglected. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants’ financial resources may be insufficient to meet increased rental obligations to us.

Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities and hospitals to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators and hospitals, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our tenants receive notices of potential sanctions and remedies from time to time, and such sanctions are imposed from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us and our ability to identify a substitute tenant.

Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our growth.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of healthcare REITs, private equity funds and other financing sources, some of which are larger and have a lower cost of capital than we do. Recently, there has been increasing interest from newly created REITs and other investors in senior housing and long term care real estate, and the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, either or both of which would limit our ability to grow our business.

We may be unable to access the capital necessary to repay debts or to grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debts or fund our growth. Accordingly, our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay debts or fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields that exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  Our growth strategy is not assured and may fail.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.  Also, interest rate changes often affect the value of dividend paying securities.

Our revolving bank credit facility bears interest at variable rates. At February 27, 2007, no amounts were outstanding and $550 million was available for drawing under our revolving bank credit facility. If interest rates increase, so will our variable rate interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates may decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to sell properties. Also, increases in interest rates generally often reduce the value of dividend paying securities; accordingly, if interest rates rise the market value of our common shares may decline.

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

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is majority beneficially owned by one of our managing trustees, Barry Portnoy. The remainder of RMR is beneficially owned by Adam Portnoy, Barry Portnoy’s son, who is President, Chief Executive Officer and a director of RMR. In addition, Gerard M. Martin, another of our managing trustees, David J. Hegarty, our President, Chief Operating Officer and Secretary, and John R. Hoadley, our Treasurer and Chief Financial Officer, are directors and/or executive officers of RMR. Mr. Adam Portnoy has been nominated for election as our trustee to replace Mr. Martin, who decided not to stand for reelection at our annual meeting of shareholders in May 2007. We pay RMR a fee based in large part upon the historical cost of our investments. Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances. Any incentive fees are payable by our issuance of restricted common shares to RMR. Our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us.  Our aggregate fees to RMR were $10.1 million for 2006. RMR also acts as the manager for two other publicly owned REITs: HRPT, which primarily owns office buildings and Hospitality Properties Trust, or HPT, which owns hotels and travel centers. RMR also provides services to Five Star under a shared services agreement and TravelCenters of America, LLC, or TravelCenters, under a management and shared services agreement, and RMR has other business interests. Messrs. Barry and Adam Portnoy also serve as managing trustees of HRPT and HPT and Messrs. Barry Portnoy and Martin serve as managing directors of Five Star and Mr. Barry Portnoy also serves as a managing director of TravelCenters. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry Portnoy, Adam Portnoy and Martin. All of the contractual arrangements between us and

RMR have been approved by our trustees other than Messrs. Barry Portnoy, Adam Portnoy and Martin. Each of our trustees other than Messrs. Barry Portnoy, Adam Portnoy and Martin serve as a trustee or director of one or more other companies with which RMR has contractual arrangements similar to its contracts with us. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-advised company or by our contracting with unrelated third parties without considerable cost increases. A termination of our contract with RMR is a default under our revolving bank credit facility unless approved by a majority of our lenders. The fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related party transactions may not be detrimental to us in the future.

Our business dealings with Five Star may create conflicts of interest.

Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. Our two managing trustees, Messrs. Barry Portnoy and Martin, serve as the managing directors of Five Star. As of December 31, 2006, our leases with Five Star accounted for 69% of our annual rents. In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms. However, because of the historical and continuing relationships which we have with Five Star, these continuing and expanding business relationships may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships. In addition, disputes may arise in the future between us and Five Star that we are unable to resolve or the resolution of these disputes may not be as favorable to us as a resolution we might achieve with a third party.

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

The loss of our tax status as a REIT or tax authority challenges would have significant adverse consequences to us and reduce the market price of our common shares.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which there are available only limited judicial or administrative interpretations. We believe we have operated and are operating as a REIT in compliance with the Internal Revenue Code. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion.  If we cease to be a REIT, we would violate a covenant in our revolving bank credit facility, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

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

At February 27, 2007, we have $413.6 million in debt outstanding, which was approximately 29% of our total book capitalization. Our note indenture and revolving bank credit facility permit us and our subsidiaries to incur additional debt, including secured debt.  If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving bank credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at February 27, 2007, our subsidiaries have approximately $91.4 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2006, we had real estate investments totaling $1.8 billion, at cost after impairment write-downs, in 196 properties.  At December 31, 2006, 24 properties with an aggregate cost of $170.3 million were mortgaged or subject to capital lease obligations totaling $91.4 million.

The following table summarizes some information about our properties as of December 31, 2006.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Alabama	3	134	$13,758	$13,029
Arizona	8	1,403	96,929	80,928
California	10	1,647	136,944	113,842
Colorado	8	870	36,629	26,578
Delaware	5	875	61,352	53,789
Florida	13	3,479	264,456	215,512
Georgia	13	1,050	70,735	65,740
Illinois	2	474	43,792	33,561

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Indiana	2	263	23,818	21,026
Iowa	7	495	14,192	10,245
Kansas	3	402	34,358	30,273
Kentucky	9	957	87,992	80,125
Maryland	7	953	95,584	80,560
Massachusetts	3	489	67,095	51,345
Michigan	5	270	16,836	15,188
Minnesota	2	92	7,014	6,255
Mississippi	2	110	12,486	12,425
Missouri	2	180	4,980	3,536
Nebraska	15	888	25,953	22,200
New Jersey	6	984	87,453	77,287
New Mexico	1	209	27,061	23,794
North Carolina	2	197	13,622	12,266
Ohio	2	516	37,596	32,482
Pennsylvania	15	1,429	125,696	109,984
South Carolina	11	607	42,168	39,503
South Dakota	3	361	7,589	4,758
Tennessee	10	582	43,132	40,802
Texas	6	1,685	161,005	139,567
Virginia	12	1,571	117,575	97,047
Washington	1	103	5,193	3,229
Wisconsin	6	723	23,497	15,924
Wyoming	2	209	7,868	5,051

Total	196	24,207	$1,814,358	$1,537,851

Item 3.  Legal Proceedings

Beginning in 2003 until November 2006, we were in two separate litigations, in the Massachusetts Land Court and in the Massachusetts Superior Court, with HealthSouth Corporation, or HealthSouth, seeking to increase the rent due under an amended lease of two hospitals to HealthSouth and to terminate the amended lease and repossess the hospitals. On November 8, 2006, we and HealthSouth agreed to settle our litigations, to recognize HealthSouth’s lease until September 30, 2006 and to increase the annual rent due under the lease for the period from January 2, 2002 to September 30, 2006.  As a result of the settlement, HealthSouth paid us additional rent for that period of $5.7 million, which we recognized as rental income in the fourth quarter of 2006. This settlement ended all of our litigation with HealthSouth.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: SNH).  The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE.

	High	Low
2005
First Quarter	$19.10	$16.20
Second Quarter	19.45	16.40
Third Quarter	20.00	17.79
Fourth Quarter	19.35	16.84

2006
First Quarter	$19.08	$16.75
Second Quarter	18.18	16.56
Third Quarter	21.98	17.61
Fourth Quarter	24.60	20.50

The closing price of our common shares on the NYSE on February 27, 2007 was $23.39.

As of February 27, 2007, there were 2,800 shareholders of record, and we estimate that as of such date there were in excess of 50,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2006	2005
First Quarter	$0.32	$0.32
Second Quarter	0.33	0.32
Third Quarter	0.33	0.32
Fourth Quarter	0.34	0.32

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis.  However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

Issuances of unregistered shares during the fourth quarter were as follows: on December 4, 2006, pursuant to our incentive share award plans, certain employees of our manager, RMR, received grants totaling 3,600 common shares of beneficial interest, par value $0.01 per share, valued at $22.17 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended.

Item 6.                          Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  Comparative results are impacted by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share information.

Income Statement Data:	2006	2005	2004	2003	2002
Total revenues(1)	$ 179,806	$ 163,187	$ 148,523	$ 131,148	$ 122,297
Income from continuing operations(2)	66,122	57,981	55,523	47,034	52,013
Net income(2)(3)	66,101	63,912	56,742	45,874	50,184
Cash distributions to common shareholders	96,782	88,783	81,589	72,477	72,457

Weighted average shares outstanding	72,529	68,757	63,406	58,445	56,416

Per Common Share Data:
Income from continuing operations(2)	$0.91	$0.84	$0.88	$0.80	$0.92
Net income(2) (3)	0.91	0.93	0.89	0.78	0.89
Cash distributions to common shareholders	1.32	1.28	1.26	1.24	1.24

Balance Sheet Data:	2006	2005	2004	2003	2002
Real estate properties, at cost, net of impairment losses	$1,814,358	$1,686,169	$1,600,952	$1,418,241	$1,238,487
Total assets	1,584,774	1,500,641	1,447,730	1,304,100	1,158,200
Total indebtedness	545,085	556,320	535,178	554,823	384,758
Total shareholders’ equity	1,019,466	923,184	890,667	727,906	752,326

(1)             In 2006 total revenues included $5.7 million ($0.08 per share) of additional rent from our litigation settlement with HealthSouth. In 2002, total revenues included FF&E reserve income of $5.3 million ($0.09 per share), which was collected by us but escrowed for use by one of our tenants to fund improvements to our properties.

(2)             Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $6.5 million ($0.09 per share) in 2006. Includes an impairment of assets charge of $1.8 million ($0.03 per share) in 2005.

(3)             Includes a gain on sale of properties of $5.9 million ($0.09 per share) and $1.2 million ($0.01 per share) in 2005 and 2004, respectively. Includes a loss on sale of properties of $1.2 million ($0.02 per share) in 2003.  Includes a loss from discontinued operations of $1.8 million ($0.03 per share) in 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW
(Dollars in thousands)

(As of December 31, 2006)	# of Properties	# of Units/Beds	Investment: Carrying Value Before Depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(1)	41	11,295	$989,442	54.6%	$98,062	54.6%
Assisted living facilities	95	6,679	566,708	31.2%	54,250	30.2%
Skilled nursing facilities	58	5,869	214,655	11.8%	17,006	9.5%
Hospitals	2	364	43,553	2.4%	10,250	5.7%
Total	196	24,207	$1,814,358	100.0%	$179,568	100.0%
Tenant/Operator
Five Star/Sunrise(2)	30	7,275	$651,865	35.9%	$65,012	36.2%
Five Star	114	9,424	595,606	32.8%	49,139	27.4%
Sunrise/Marriott(3)	14	4,091	325,473	18.0%	31,490	17.5%
Five Star Rehabilitation Hospitals(4)	2	364	43,553	2.4%	10,250	5.7%
NewSeasons/IBC(5)	10	1,019	87,641	4.8%	9,289	5.2%
Alterra/Brookdale(6)	18	894	61,126	3.4%	7,632	4.3%
Genesis HealthCare	1	156	13,007	0.7%	1,535	0.8%
5 private companies (combined)	7	984	36,087	2.0%	5,221	2.9%
Total	196	24,207	$1,814,358	100.0%	$179,568	100.0%

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics(7)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Five Star/Sunrise(2)	1.5x	1.5x	93%	92%	81%	88%	15%	9%	4%	3%
Five Star(8)	1.5x	1.7x	89%	86%	50%	49%	16%	18%	34%	33%
Sunrise/Marriott(3)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Five Star Rehabilitation Hospitals(4)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC(5)	1.2x	1.1x	85%	79%	100%	100%	—	—	—	—
Alterra/Brookdale(6)	2.1x	1.8x	88%	86%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.1x	2.1x	97%	96%	20%	20%	37%	31%	43%	49%
5 private companies (combined)	1.8x	1.5x	89%	85%	26%	25%	21%	26%	53%	49%

(1)             Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)             These 30 properties are leased to Five Star.  Historically, these properties were managed by Sunrise, but effective December 1, 2006, Five Star began managing all 30 of these properties. The rent that Five Star pays to us was subordinate to the management fees paid by Five Star to Sunrise, but is not subordinate to Five Star’s internal management costs.  For meaningful comparison purposes, the rent coverage presented for this lease is before management fees paid to Sunrise for all 30 properties.

(3)             Marriott guarantees the lease for the 14 properties leased to Sunrise. Sunrise has not filed its restated Annual Report on Form 10-K for the year ended 2005 and has not filed its Quarterly Reports on Form 10-Q for 2006 with the SEC due to an accounting issue. Because we do not know what impact the resolution of this accounting issue may have on the reported performance of our properties, we do not report operating data for this tenant.

(4)             Beginning in 2003 until November 2006, we were in two separate litigations with HealthSouth seeking to increase the rent due under an amended lease of two hospitals to HealthSouth and to terminate the amended lease and repossess the hospitals.  On November 8, 2006, we and HealthSouth agreed to settle our litigations, to recognize HealthSouth’s lease until September 30, 2006 and to increase the annual rent due under the lease for the period from January 2, 2002 to September 30, 2006. On October 1, 2006, Five Star assumed the operations of these two hospitals and began leasing them from us for an annual rent of $10.3 million. Because we do not have reliable information about the operations for the hospitals by HealthSouth, we do not report operating data for these hospitals before October 1, 2006.

(5)             Independence Blue Cross, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons.

(6)             Brookdale guarantees the lease for the 18 properties leased to Alterra.

(7)             All tenant operating data presented are based upon the operating results provided by our tenants for the nine months ended September 30, 2006 and 2005, or the most recent prior period for which tenant operating results are available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges and capital expenditure reserves, divided by rent payable to us.  We have not independently verified our tenants’ operating data.

(8)             Includes data for periods prior to our ownership of some of these properties.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in thousands, except per share amounts)
Rental income	$178,372	$161,265	$17,107	10.6%
Interest and other income	1,434	1,922	(488)	(25.4)%

Interest expense	47,020	46,633	387	0.8%
Depreciation expense	44,073	43,694	379	0.9%
General and administrative expense	14,645	13,117	1,528	11.6%
Impairment of assets	1,420	1,762	(342)	(19.4)%
Loss on early extinguishment of debt	6,526	—	6,526	100.0%

Income from continuing operations	$66,122	$57,981	$8,141	14.0%
(Loss) gain on sale of properties	(21)	5,931	(5,952)	(100.4)%
Net income	66,101	63,912	2,189	3.4%

Weighted average shares outstanding	72,529	68,757	3,772	5.5%
Per share amounts:
Income from continuing operations	$0.91	$0.84	$0.07	8.3%
Gain on sale of properties	—	$0.09	$(0.09)	(100.0)%
Net income	$0.91	$0.93	$(0.02)	(2.2)%

Rental income increased in 2006 because of rents from our real estate acquisitions totaling $133.1 million during 2006 and the full impact of rents from our $97.5 million of acquisitions in 2005. Rental income in 2006 also includes $5.7 million of additional rent received from HealthSouth as part of the settlement of our litigations with HealthSouth. Interest and other income for the year ended December 31, 2005, includes $517,000 of interest income from a $24.0 million mortgage financing we provided to Five Star in June 2005 and which Five Star repaid in August 2005.

Interest expense increased because of higher rates and amounts outstanding under our revolving bank credit facility. Our weighted average balance outstanding and interest rate under our revolving bank facility was $135.9 million and 6.2% and $62.3 million and 4.8% for the years ended December 31, 2006 and 2005, respectively. During 2006, we assumed $12.8 million of mortgage debt at 7.15% in connection with one of our acquisitions. The increase in interest expense is offset by a decrease in interest on our senior notes and junior subordinated debentures as a result of our repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006.

Depreciation expense increased because of 2006 real estate acquisitions totaling $133.1 million and the full year impact of 2005 real estate acquisitions totaling $97.5 million. General and administrative expense includes $1.7 million and $1.9 million of HealthSouth litigation costs for the years ended December 31, 2006 and 2005, respectively.  General and administrative expense, exclusive of litigation costs, increased in 2006 by $1.7 million, or 15.2%, as a result of property acquisitions and incentive fees payable to RMR.

During 2006 and 2005, we recognized an impairment of assets charge of $1.4 million and $1.8 million, respectively, related to properties that were sold during 2006. Also, we recognized a loss on early extinguishment of debt of $6.5 million in connection with our redemption of a portion of our 7 7/8% unsecured senior notes in January 2006 and our redemption of all $28.2 million of our 10.125% junior subordinated debentures in June 2006.

Income from continuing operations and income from continuing operations per share increased because of the changes in revenues and expenses described above.

During the year ended December 31, 2006 we recorded a loss of $21,000 related to three properties sold during 2006. During the year ended December 2005, we recorded a gain of $5.9 million from the sale of three properties sold in 2005.

Net income increased because of the changes that affected income from continuing operations. Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2006 and 2005.

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

Rental income increased in 2005 because of rents from our real estate acquisitions totaling $97.5 million during 2005 and the full impact of rents from our $187.9 million of acquisitions in 2004. Interest and other income for the year ended December 31, 2005, includes $517,000 of interest income from a $24.0 million mortgage financing we provided to Five Star in June 2005 which Five Star repaid in August 2005. For the year ended December 31, 2004, interest and other income includes a $1.25 million settlement payment we received from Marriott in January 2004.

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

Depreciation expense increased because of 2005 real estate acquisitions totaling $97.5 million and the full year impact of 2004 real estate acquisitions totaling $187.9 million. General and administrative expense includes $1.9 million and $285,000 of HealthSouth litigation costs for the years ended December 31, 2005 and 2004, respectively.  In 2004, it also includes $775,000 of diligence costs incurred in connection with a failed potential acquisition.  General and administrative expense, exclusive of diligence and litigation costs, increased in 2005 by $464,000, or 4.3%, as a result of property acquisitions.

During 2005, we recognized an impairment of assets charge of $1.8 million related to a property that had been closed during the year and that we sold during 2006.

Income from continuing operations increased because of the changes in revenues and expenses described above.  Income from continuing operations per share decreased because of an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in 2005 and 2004.

During the year ended December 31, 2005, we recorded a gain of $5.9 million from the sale of three properties.  During the year ended December 31, 2004, we recorded a gain of $1.2 million from the sale of one property.

Net income and net income per share increased because of the changes that affected income from continuing operations and the gain on sale of properties.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal sources of funds for current expenses, debt service and distributions to shareholders. We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders. We believe that this operating cash flow will be sufficient to meet our operating expenses, debt service and expected distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving bank credit facility with a group of institutional lenders. In November 2006, we amended our existing revolving bank credit facility to extend its maturity from November 2009 to December 2010, with an extension option to December 2011 upon payment of an extension fee. In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Borrowings under our revolving bank credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving bank credit facility at LIBOR plus a premium.  At December 31, 2006, the annual interest rate payable on our revolving bank credit facility was 6.15%.

On January 9, 2006, we redeemed $52.5 million of our 7 7/8% senior notes due 2015 and paid a redemption premium of $4.1 million plus accrued, but unpaid interest.  We funded this redemption with a portion of the net proceeds from our December 2005 equity offering, which had been temporarily used to repay borrowings outstanding under our revolving bank credit facility.

On June 15, 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued, but unpaid interest.  We funded this redemption with borrowings under our revolving bank credit facility and cash on hand.

On August 31, 2006, we purchased five senior living properties for $61.5 million. In October, November and December 2006, we purchased six independent and assisted living properties for $45.9 million plus closing costs with proceeds of borrowings under our revolving bank credit facility and the assumption of $12.8 million of mortgage debt.

During 2006, we purchased $23.7 million of improvements made to some of our properties. We used borrowings under our revolving bank credit facility and cash on hand to fund these purchases.

In November 2006, we issued 5.75 million of our common shares in a public offering, raising net proceeds of $120.8 million. On February 7, 2007, we issued 6.0 million of our common shares in a public offering, raising net proceeds of $151.6 million. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving bank credit facility and for general business purposes.

In January 2007, we purchased and retired $20.0 million of our 8.625% senior notes due 2012 and paid a premium of $1.8 million.  We funded this purchase with borrowings under our revolving bank credit facility.

When significant amounts are outstanding under our revolving bank credit facility or as the maturity dates of our revolving bank credit facility and term debts approach, we will explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On January 3, 2007, we declared a distribution of $0.34 per common share with respect to our 2006 fourth quarter results.  This distribution was paid to shareholders on February 16, 2007, using cash on hand.

As of December 31, 2006, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$530,113	$1,835	$14,590	$114,840	$398,848
Capital lease obligations	15,799	275	611	702	14,211
Ground lease obligations	2,927	142	284	284	2,217
Total	$548,839	$2,252	$15,485	$115,826	$415,276

(1)             At December 31, 2006, our term debt maturities were as follows:  $12.9 million in 2008; $112.0 million in 2010; $280.8 million in 2012; $12.2 million in 2013; $97.5 million in 2015; and $14.7 million in 2027. In January 2007, we purchased and retired $20.0 million of our 8.625% senior notes due 2012.

As of February 27, 2007, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. We have no off balance sheet arrangements.

Debt Covenants

Our principal debt obligations at December 31, 2006, were our unsecured revolving bank credit facility, two issues totaling $342.5 million of unsecured senior notes, $75.6 million of mortgage debt and bonds secured by 22 of our properties.  As discussed above, we redeemed $52.5 million of our unsecured senior notes in January 2006. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving bank credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2006, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving bank credit facility.

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

Related Person Transactions

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

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders.  At the time Five Star was spun off from us, all of the persons serving as directors of Five Star were also our trustees.  Two of our trustees, Messrs. Martin and Barry Portnoy, are currently directors of Five Star.  As of December 31, 2006, we leased 144 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $124.4 million.  All transactions between us and Five Star subsequent to the Five Star spin off have been approved by our independent trustees who are not directors of Five Star.

Effective October 1, 2006, we leased two rehabilitation hospitals to Five Star which were formerly operated by HealthSouth. The term of the lease for the two hospitals expires on June 30, 2026, and Five Star has one renewal option. These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts.  The annual rent Five Star will pay us for these two hospitals is $10.3 million per year.  These hospitals offer extensive inpatient and outpatient services that we believe are similar to some of the services currently provided in many of our senior living communities.

On August 31, 2006, we purchased, from an unaffiliated third party, five senior living properties with a total of 783 living units for $61.5 million and we leased such properties to Five Star. Residents pay 100% of the charges at four of these properties and 70% of the charges at one of the properties with their private resources.  In October, November and December 2006, we purchased six independent and assisted living properties for $45.9 million and added these properties to our combined lease with Five Star which has a current term expiring in 2020.  The annual rent under this combined lease increased by $9.0 million as a result of these acquisitions. Percentage rent based on increases in gross revenues at these properties will commence in 2008.

During the year ended December 31, 2006, pursuant to the terms of our leases with Five Star, we purchased approximately $23.7 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by 10% of our investments, or approximately $2.4 million.

RMR originates and presents investment opportunities to our board and provides management and administrative services to us under an agreement.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our existing investments at the time we were spun off from HRPT is 0.5%. The annual percentage for the first $250.0 million of investments made after our spin off from HRPT is 0.7% and the percentage for investments above that amount is 0.5%. In addition, RMR receives an incentive fee based upon increases in our funds from operations per share, as defined.  The incentive fee is paid in common shares. Aggregate fees earned by RMR during 2006 for services were $10.1 million, including $762,000 as an incentive fee which will be paid in our common shares in April 2007. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management or other services. Our pro rata share of RMR’s costs in providing that function was $173,000 in 2006. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs we pay with respect to our internal audit function. Messrs. Barry Portnoy and his son, Adam Portnoy, beneficially own RMR. Mr. Barry Portnoy is one of our managing trustees, and his son, Adam Portnoy, is the President, Chief Executive Officer and a director of RMR. Mr. Martin is a director of RMR and serves as one of our managing trustees. All transactions between us and RMR are approved by our compensation committee. Mr. Adam Portnoy has been nominated as our trustee to replace Mr. Martin, who decided not to stand for reelection at our annual meeting of shareholders in May 2007.

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

Allocation of Purchase Price and Recognition of Depreciation Expense.  The acquisition cost of each investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management’s estimates or, under some circumstances, studies provided by independent real estate appraisal firms. We allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, the value of in place leases and the fair market value of above or below market leases and customer relationships.  We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  We amortize the value of intangible assets over the term of the respective lease.  We do not depreciate the allocated cost of land. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which are not appropriately reflected on our balance sheet and income for future periods as required by generally accepted accounting principles.

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

Impact of Inflation

Inflation might have both positive and negative impacts upon us.  Inflation might cause the value of our real estate investments to increase.  In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase.  Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase.  An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues.  In periods of rapid inflation, our tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ operating income from our properties becomes insufficient to pay our rent. To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and the requirements of our borrowing arrangements.

Impact of Government Reimbursement

Approximately 85% of our current annual rents come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources.  The remaining 15% of our rents come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs. The operations of these properties currently produce sufficient cash flow to support our rent.  However, as discussed above in “Business — Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline.  Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues.  We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At December 31, 2006, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$245,000	8.625%	$21,131	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages	35,788	6.97%	2,494	2012	Monthly
Mortgages	12,214	6.11%	746	2013	Monthly
Mortgage	12,911	7.15%	923	2008	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$418,113		$33,836

In January 2006, we redeemed $52.5 million of our 7 7/8% senior notes due 2015 and paid a redemption premium of $4.1 million plus accrued, but unpaid interest. In June 2006, we redeemed all our $28.2 million of our 10.125% junior subordinated debentures at par plus accrued, but unpaid interest. In January 2007, we purchased and retired $20.0 million of our 8.625% senior notes due 2012 and paid a premium of $1.8 million.

No principal payments are due under our unsecured notes, debentures or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.9 million. Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2006, and discounted cash flow analysis through the maturity date of our fixed rated debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $13 million.

We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined. Our mortgages contain a provision that allows us to make repayment at par plus a premium which is generally designed to preserve a stated yield to the mortgage holder. Also, as we did in January 2007, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Our unsecured revolving bank credit facility accrues interest at floating rates and matures in December 2010.  At December 31, 2006, we had $112.0 million outstanding and $438.0 million available for borrowing under our revolving bank credit facility. At February 27, 2007, no amounts were outstanding and $550 million was available for drawing under our revolving bank facility. We may make repayments and drawings under our revolving bank credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility accrue interest at LIBOR plus a premium.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $112.0 million at December 31, 2006, was 6.15% per annum.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2006 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2006	6.15%	$112,000	$6,888
10% reduction	5.54%	112,000	6,205
10% increase	6.77%	112,000	7,582

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility or other floating rate debt.

Item 8.                          Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

In our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 13, 2006, we reported that our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective. Subsequently, we became aware of a material weakness in our internal controls over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the early extinguishment of debt.

This material weakness resulted in amending our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed on February 2, 2007, in order to restate the financial statements for the year ended December 31, 2005 and to restate the financial information for the fourth quarter of 2005. Solely as a result of this material weakness, our management revised its earlier conclusion and concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2006, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were also not effective as of December 31, 2006 as a result of the material weakness over the accuracy of our accounting for the early extinguishment of debt.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This material weakness caused us to amend our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed on February 2, 2007, in order to restate the financial statements for the year ended December 31, 2005, and to restate the financial information for the fourth quarter of 2005. Solely as a result of this material weakness, our management revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2005.  Management has also concluded that solely as a result of this material weakness our internal control over financial reporting was not effective as of December 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2006 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting.  Its report appears elsewhere herein.

Remediation of Material Weakness in Internal Control

Our management has implemented new control procedures to reduce the possibility that our future financial reporting may not reflect U.S. generally accepted accounting principles with regard to the early extinguishment of debt. As a result of these new procedures, our management has concluded that we maintain effective internal control over financial reporting, including effective control over the accuracy of our accounting for the early extinguishment of debt, as of February 2, 2007.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

We have a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our code of business conduct and ethics is posted on our website, www.snhreit.com.  A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy.  We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR under either our 1999 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  In addition, each of our trustees receives 1,500 shares per year each as part of his annual compensation for serving as a trustee and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans and excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	None.	None.	2,755,320	(1)
Equity compensation plans not approved by security holders	None.	None.	2,755,320	(1)
Total	None.	None.	2,755,320	(1)

(1)             Pursuant to the terms of the Award Plans, in no event shall the aggregate number of shares issued under both plans exceed 2,921,920.  Since the Award Plans were established, 166,600 share awards have been granted.

Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Person Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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
3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2007.)

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
10.1

Amended and Restated Advisory Agreement, dated as of January 1, 2006, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.)

10.2	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)
10.3	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.4	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.5	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
10.7	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2006.)
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

10.26

Third [Fourth] Amendment to Second Amended and Restated Master Lease Agreement, dated as of December 30, 2005, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.27

Letter Agreement, dated as of March 13, 2006, by and between the Company and Five Star Quality Care Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.28

Fifth Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.29

Sixth Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.30

Seventh Amendment to Second Amended and Restated Master Lease Agreement, dated as of October 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.31

Eighth Amendment to Second Amended and Restated Master Lease Agreement, dated as of November 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

10.32

Ninth Amendment to Second Amended and Restated Master Lease Agreement, dated as of November 1, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.33

Tenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of November 6, 2006 (effective as of November 5, 2006), by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.34

Eleventh Amendment to Second Amended and Restated Master Lease Agreement, dated as of December 22, 2006, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.35

Twelfth Amendment to Second Amended and Restated Master Lease Agreement, dated as of January 1, 2007, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

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

10.37

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

10.38

Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2001.)

10.39

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

10.40

First Amendment to Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.41

Second Amendment to Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.42

Registration Agreement, dated October 10, 2003, between the Company and HRPT Properties Trust. (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 10, 2003.)

10.43

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

10.44

First Amendment to Amended and Restated Credit Agreement, dated as of November 15, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 17, 2006.)

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

(+)            Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited management’s assessment, included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Senior Housing Properties Trust (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to the accounting for the early extinguishment of debt, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2006, management has identified a material weakness in the Company’s accounting for the early extinguishment of debt. Specifically, the Company recognized a loss on the early extinguishment of debt prior to extinguishment. Generally accepted accounting principles require that losses on the early extinguishment of debt be recognized in income in the period of extinguishment. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 23, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Senior Housing Properties Trust did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Senior Housing Properties Trust has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2007

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2006	2005
ASSETS
Real estate properties, at cost:
Land	$198,887	$185,819
Buildings and improvements	1,615,471	1,500,350
	1,814,358	1,686,169
Less accumulated depreciation	276,507	239,031
	1,537,851	1,447,138
Cash and cash equivalents	5,464	14,642
Restricted cash	2,435	2,529
Investments	12,740	10,626
Deferred financing fees, net	8,173	10,961
Due from affiliate	9,988	8,845
Other assets	8,123	5,900
Total assets	$1,584,774	$1,500,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$112,000	$64,000
Senior unsecured notes due 2012 and 2015, net of discount	341,673	393,938
Junior subordinated debentures due 2041	—	28,241
Secured debt and capital leases	91,412	70,141
Accrued interest	11,694	13,089
Due to affiliate	1,624	786
Other liabilities	6,905	7,262
Total liabilities	565,308	577,457

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 79,700,000 shares authorized, 77,613,127 and 71,812,227 shares issued and outstanding at December 31, 2006 and 2005, respectively	776	718
Additional paid-in capital	1,214,863	1,093,480
Cumulative net income	338,504	272,403
Cumulative distributions	(540,663)	(447,289)
Unrealized gain on investments	5,986	3,872
Total shareholders’ equity	1,019,466	923,184
Total liabilities and shareholders’ equity	$1,584,774	$1,500,641

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$178,372	$161,265	$145,731
Interest and other income	1,434	1,922	2,792
Total revenues	179,806	163,187	148,523

Expenses:
Interest	47,020	46,633	41,836
Depreciation	44,073	43,694	39,301
General and administrative	14,645	13,117	11,863
Impairment of assets	1,420	1,762	—
Loss on early extinguishment of debt	6,526	—	—
Total expenses	113,684	105,206	93,000
Income from continuing operations	66,122	57,981	55,523
(Loss) gain on sale of properties	(21)	5,931	1,219
Net income	$66,101	$63,912	$56,742
Weighted average shares outstanding	72,529	68,757	63,406

Basic and diluted earnings per share:
Income from continuing operations	$0.91	$0.84	$0.88
Gain on sale of properties	$—	$0.09	$0.01
Net income	$0.91	$0.93	$0.89

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain on Investments	Totals
Balance at December 31, 2003:	58,453,338	$585	$853,858	$151,749	$(281,776)	$3,490	$727,906
Comprehensive income	—	—	—	56,742	—	2,882	59,624
Distributions	—	—	—	—	(77,791)	(77,791)
Issuance of shares	10,000,000	100	180,095	—	—	—	180,195
Share grants	27,000	—	470	—	—	—	470
Incentive fee	15,571	—	263	—	—	—	263
Retired shares	(1)	—	—	—	—	—	—
Balance at December 31, 2004:	68,495,908	685	1,034,686	208,491	(359,567)	6,372	890,667
Comprehensive income	—	—	—	63,912	—	(2,500)	61,412
Distributions	—	—	—	—	(87,722)	—	(87,722)
Issuance of shares	3,250,000	33	58,137	—	—	—	58,170
Share grants	27,300	—	6	—	—	—	6
Incentive fee	39,019	—	651	—	—	—	651
Balance at December 31, 2005:	71,812,227	718	1,093,480	272,403	(447,289)	3,872	923,184
Comprehensive income	—	—	—	66,101	—	2,114	68,215
Distributions	—	—	—	—	(93,374)	—	(93,374)
Issuance of shares	5,750,000	58	120,723	—	—	—	120,781
Share grants	50,900	—	660	—	—	—	660
Balance at December 31, 2006:	77,613,127	$776	$1,214,863	$338,504	$(540,663)	$5,986	$1,019,466

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,101	$63,912	$56,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,073	43,694	39,301
Impairment of assets	1,420	1,762	—
Loss on early extinguishment of debt	2,392	—	—
Loss (gain) on sale of properties	21	(5,931)	(1,219)
Amortization of deferred financing fees and debt discounts	1,852	2,212	2,107
Changes in assets and liabilities:
Restricted cash	94	(523)	(998)
Other assets	(3,364)	(813)	(1,522)
Accrued interest	(1,395)	570	51
Other liabilities	1,141	(661)	726
Cash provided by operating activities	112,335	104,222	95,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(133,132)	(97,480)	(137,748)
Mortgage financing provided	—	(24,000)	(133,849)
Mortgage financing repaid by mortgagor	—	24,000	133,849
Proceeds from sale of real estate	6,879	12,537	5,900
Cash used for investing activities	(126,253)	(84,943)	(131,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	120,781	58,170	180,194
Proceeds from borrowings on revolving bank credit facility	213,000	143,000	184,000
Repayments of borrowings on revolving bank credit facility	(165,000)	(116,000)	(249,000)
Redemption of senior notes	(52,500)	—	—
Redemption of junior subordinated debentures	(28,241)	—	—
Repayment of debt	11,296	(1,851)	(864)
Deferred financing fees	(1,222)	(3,643)	—
Distributions to shareholders	(93,374)	(87,722)	(77,791)
Cash provided by (used for) financing activities	4,740	(8,046)	36,539
(Decrease) increase in cash and cash equivalents	(9,178)	11,233	(121)
Cash and cash equivalents at beginning of period	14,642	3,409	3,530
Cash and cash equivalents at end of period	$5,464	$14,642	$3,409

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2006	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$46,488	$43,851	$39,678

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	12,785	—	50,139
Increase in capital lease assets	(9,975)	—	—

NON-CASH FINANCING ACTIVITIES:
Increase in capital lease obligations	9,975	—	—
Issuance of common shares	660	657	733
Release of restricted cash to us	—	4,170	4,930
Repayment of debt with cash previously restricted	—	(4,170)	(4,930)

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2006, we owned 196 senior living properties located in 32 states.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or the Company, and all of our consolidated subsidiaries.  We have eliminated all intercompany transactions.

REAL ESTATE PROPERTIES.  We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value of the asset to its estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. During 2006, we recorded an impairment charge of $1.4 million relating to three of our nursing home properties that were sold during the fourth quarter of 2006. We recorded this impairment charge to reduce the net book value of these assets held for sale to their estimated fair value, less costs to sell, of $6.9 million. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets.  If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

We allocate the value of real estate acquired among buildings, land, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases and customer relationships.  We amortize the value of intangible assets over the term of the respective lease.

CASH AND CASH EQUIVALENTS.  We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.

RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at 21 of our mortgaged properties.

INVESTMENTS.  We own 1,000,000 common shares, or 0.48%, of HRPT Properties Trust, or HRPT.  We also own 35,000 common shares, or 0.11%, of Five Star Quality Care, Inc., or Five Star, which we retained or received when we spun off Five Star in 2001. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. The unrealized gain on investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2006 ($12.35 and $11.15 per share, respectively). At December 31, 2006, our investment in HRPT had a fair value of $12.4 million, including unrealized gain of $6.0 million. At December 31, 2005, our investment in HRPT had a fair value of $10.4 million, including unrealized gains of $3.9 million. At December 31, 2006, our investment in Five Star had a fair value of $390,000, including an unrealized gain of $136,000. At December 31, 2005, our investment in Five Star had a fair value of $276,000, including unrealized gain of $22,000.

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2006, we wrote off $2.4 million of unamortized deferred financing fees in connection with our partial redemption of our 7 7/8% unsecured senior notes and our redemption of all our junior subordinated debentures. The unamortized balance of deferred financing fees and accumulated amortization were $13.0 million and $4.9 million, and $14.6 million and $3.7 million at December 31, 2006 and 2005, respectively.  The weighted average amortization period is approximately five years.  This amortization expense for the five years subsequent to December 31, 2006 is $1.7 million in each of 2007, 2008, 2009, 2010, and $753,000 in 2011.

REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the life of lease agreements.  We recognize interest income as earned over the terms of real estate mortgages.  We recognize percentage rents when realizable and earned.  For the years ended December 31, 2006, 2005 and 2004, percentage rents earned aggregated $5.3 million, $3.2 million, and $3.4 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT.  In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.   To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

Note 3.  Real Estate Properties

We generally lease our properties on a triple net basis, pursuant to noncancellable, fixed term, operating leases expiring between 2010 and 2026.  Some leases to a single tenant or group of affiliated tenants are cross defaulted or cross guaranteed and provide for all or none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs.  The cost, after impairment write downs, and the depreciated carrying value of the properties leased were $1.8 billion and $1.7 billion at December 31, 2006 and 2005, respectively.  The future minimum lease payments due to us during the current terms of our leases as of December 31, 2006, are $174.3 million in 2007, $174.6 million in 2008, $174.9 million in 2009, $175.3 million in 2010, $174.3 million in 2011 and $1.2 billion, thereafter.

During 2006, we entered into a new lease with HealthQuest, Inc., or HealthQuest, for three senior living properties in South Dakota operated by HealthQuest. The new lease expires in 2016 and has one ten year renewal option. The rent payable to us averages $1.3 million per year during the initial lease term; although it commenced at $1.2 million per year and then increases during the lease term.  Other lease terms are substantially the same as those in our prior lease with this tenant.

During 2006, we purchased, from unaffiliated third parties, eleven senior living properties with a total of 1,344 living units for $107.4 million. Residents pay one hundred percent of the charges at ten of these properties and 70% of the charges at one of the properties with their private resources. We added these properties to our combined lease with Five Star which has a current term expiring in 2020. The annual rent under this combined lease increased by $9.0 million, as a result of these acquisitions. Percentage rent based on increases in gross revenues at these properties will commence in 2008.

During 2006, we sold three nursing home properties that were held for sale.  We recorded an impairment charge of $1.4 million to reduce the carrying value of these assets held for sale to their estimated fair values, less costs to sell, of $6.9 million.

During 2006, pursuant to the terms of our leases with Five Star, we purchased approximately $23.7 million of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by an average of 10% of our investments, or approximately $2.4 million.

Note 4.  Shareholders’ Equity

We have common shares available for issuance under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  During the years ended December 31, 2006, 2005 and 2004, 43,400, 24,300 and 24,000 common shares, respectively, were awarded to our officers and certain employees of our manager pursuant to the Award Plans. In addition, each of our trustees was awarded 1,500 common shares in 2006, and each of our independent trustees was awarded 1,000 common shares pursuant to the Award Plans during the years ended December 31, 2005 and 2004, as part of their annual fees. The shares awarded to the trustees vested immediately.  The shares awarded to our officers and certain employees of our manager vest in three or five annual installments beginning on the date of grant. At December 31, 2006, 2,755,320 of our common shares remain available for issuance under the Award Plans. All share awards are fully expensed as the grants vest.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2006, 2005 and 2004, were $1.30 per share, $1.28 per share, and $1.26 per share, respectively. The characterization of the distributions made in 2006, 2005 and 2004 was 59.51%, 59.53%, and 65.69% ordinary income, respectively; 40.49%, 35.59%, and 32.64% return of capital, respectively; 0%, 4.88%, and 1.19% capital gain, respectively; and 0%, 0%, and 0.48%, uncaptured Section 1250 gain, respectively.

In November 2006, we issued 5.75 million of our common shares in a public offering, raising net proceeds of $120.8 million. On February 7, 2007, we issued 6.0 million shares of our common shares in a public offering, raising net proceeds of $151.6 million. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving bank credit facility and for general business purposes.

Note  5.  Transactions with Affiliates

We have an agreement with Reit Management & Research LLC, or RMR, for RMR to originate and present investment opportunities to our board and provide management and administrative services to us. This agreement is subject to annual renewal by our independent trustees. RMR is beneficially owned by Barry M. Portnoy, one of our managing trustees, and his son Adam Portnoy, the President, Chief Executive Officer and a director of RMR. Gerard M. Martin is a director of RMR and serves as one of our managing trustees. Mr. Adam Portnoy has been nominated as our trustee to replace Mr. Martin, who decided not to stand for reelection at our annual meeting of shareholders in May 2007. RMR is compensated annually based on a formula principally related to the gross amount of our investments in real estate.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares. Fees paid to RMR for the years ended December 31, 2006, 2005 and 2004, were $9.4 million, $8.9 million and $8.1 million, respectively. Incentive fees payable to RMR for the years ended December 31, 2006, 2005 and 2004, were $762,000, $0 and $761,000, respectively. As of December 31, 2006 and 2005, we had unpaid investment advisory and incentive fees owed to RMR of $1.6 million and $782,000, respectively.

As of December 31, 2006 and 2005, rent due from Five Star was $10.0 million and $8.8 million, respectively.

As discussed in Note 3, during 2006, we purchased 11 properties and leased them to Five Star.  We also sold three properties previously leased to Five Star. During 2006, we purchased approximately $23.7 million of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by an average of 10% of our investments, or approximately $2.4 million.

Note 6.  Indebtedness

On November 15, 2006, we amended our unsecured revolving bank credit facility to extend the maturity date from November 2009 to December 2010, with an option to extend the maturity by one additional year upon payment of a fee. The annual interest payable for amounts drawn under the facility was reduced from LIBOR plus 1.00% to LIBOR plus 0.80%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Certain financial and other covenants in the facility were also amended to reflect current market conditions.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate on borrowings under our revolving bank credit facility was 6.15% at December 31, 2006. Our revolving bank credit facility is available for acquisitions, working capital and general business purposes.  At December 31, 2006, $112.0 million was outstanding and $438.0 million was available for borrowing under this revolving bank credit facility.

At December 31, 2006 and 2005, our additional outstanding debt consisted of the following (dollars in thousands):

			December 31, 2006		December 31, 2005
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$245,000	$696	$245,000	$836
Senior notes	7.875%	2015	97,500	131	150,000	226
Total			342,500	827	395,000	1,062

Junior subordinated debentures	10.125%	2041	—	—	28,241	—
Total unsecured debt			$342,500	$827	$423,241	$1,062

	Balance as of December 31,				Number of	Initial	Net Book Value of Collateral
Secured and			Interest		Properties	Cost of
Other Debt	2006	2005	Rate	Maturity	as Collateral	Collateral	2006	2005
Mortgages	$35,788	$36,630	6.97%	Jun 2012	16	$70,114	$67,049	$67,706
Mortgages	12,214	12,437	6.11%	Nov 2013	4	17,034	15,493	15,540
Mortgage	12,911	—	7.15%	Jun 2008	1	20,290	20,185	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307	30,154	30,978
Capital leases	15,799	6,374	7.7%	May 2016	2	28,601	24,973	15,956
Total secured	$91,412	$70,141				$170,346	$157,854	$130,180

Amortization of capital lease assets is included in depreciation expense.  Assets recorded under capital leases had a carrying value of $15.8 million and $6.4 million at December 31, 2006 and 2005, respectively.

During 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes. As a result, we recognized a loss on early extinguishment of debt of $5.2 million, which included a $4.1 million redemption premium and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes in 2006. Also, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued but unpaid interest. As a result, we recognized a loss on early extinguishment of debt of $1.3 million of unamortized deferred financing fees related to these debentures.

In January 2007, we purchased and retired $20.0 million of our 8.625% senior notes due in 2012 and paid a premium of $1.8 million. We funded this purchase with our revolving bank credit facility.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity.  Our monthly payments on our mortgages due 2008, 2012 and 2013 include principal and interest.  We assumed the mortgage due 2008 in connection with one of our acquisitions in 2006. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2006, are as follows (dollars in thousands):

2007	$2,110
2008	13,595
2009	1,605
2010	113,714
2011	1,829
Thereafter	413,059

Note  7.  Fair Value of Financial Instruments and Commitments

The financial statements presented include rents receivable, senior notes, mortgages payable, other liabilities, security deposits and junior subordinated debentures. The fair values of the financial instruments were not materially different from their carrying values at December 31, 2006 and 2005, except as follows (dollars in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$341,673	$365,206	$393,938	$426,388
Junior subordinated debentures	—	—	28,241	29,066

The fair values of our senior notes are based on estimates using discounted cash flow analysis and currently prevailing interest rates.  As discussed above, we redeemed our junior subordinated debentures in June 2006.  The fair value of our junior subordinated debentures is based on the quoted per share price of the related trust preferred securities of $25.73 at December 31, 2005.

Note 8.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2006 and 2005 (dollars in thousands):

	At December 31, 2006		At December 31, 2005
	Investment(1)	% of Total	Investments(1)	% of Total
Five Star	$1,291,024	71%	$1,119,282	67%
Sunrise Senior Living, Inc.	325,473	18%	325,473	19%
All others	197,861	11%	241,414	14%
	$1,814,358	100%	$1,686,169	100%

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Revenue	% of Total	Revenue	% of Total
Five Star	$123,155	67%	$98,549	61%
Sunrise Senior Living, Inc.	31,525	19%	31,088	19%
All others	23,692	14%	31,628	20%
	$178,372	100%	$161,265	100%

(1)          Historical costs exclusive of depreciation and, in certain instances, after impairment losses.

Note 9.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005 (dollars in thousands, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$41,169	$41,276	$42,317	$55,044
Income from continuing operations	10,460	12,686	15,418	27,558
Net income	10,460	12,686	15,418	27,537
Per share data:
Income from continuing operations	$0.15	$0.18	$0.21	$0.37
Net income	$0.15	$0.18	$0.21	$0.37

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,227	$39,605	$40,244	$44,111
Income from continuing operations	13,865	14,316	14,129	15,671
Net income	13,865	15,033	14,129	20,885
Per share data:
Income from continuing operations	$0.20	$0.21	$0.21	$0.23
Net income	$0.20	$0.22	$0.21	$0.30

Note 10.  Pro Forma Information (unaudited)

We purchased 11 properties in 2006 for $109.4 million, including closing costs and 10 properties in 2005 for $82.0 million, including closing costs. We assumed $12.8 million of mortgage debt in conjunction with one of these acquisitions in 2006. We redeemed $52.5 million of our senior notes in January 2006 and all our junior subordinated debentures at par plus accrued, but unpaid interest in June 2006. We issued 5.75 million and 3.25 million of our common shares in 2006 and 2005, respectively.

The following table presents our pro forma results of operations as if these 2006 and 2005 acquisitions and related financings were completed on January 1, 2005.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the years presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2006	2005
Total revenues	$186,698	$178,699
Income from continuing operations	$75,392	$73,180
Net income	$75,371	$79,111

Per common share data:
Income from continuing operations	$0.97	$0.94
Net income	$0.97	$1.02

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Cullman(5)	AL	$ 262	$ 3,415	$ 226	$	$ 262	$ 3,641	$ 3,903	$ 208	11/19/2004	1998
Madison(5)	AL	268	3,981	337		268	4,317	4,586	242	11/19/2004	1998
Sheffield(5)	AL	394	4,684	191		394	4,875	5,269	278	11/19/2004	1998
Peoria	AZ	2,687	15,843	710		2,687	16,553	19,240	2,347	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	692		2,315	14,342	16,657	2,037	1/11/2002	1984
Scottsdale	AZ	941	8,807	129		941	8,936	9,877	2,820	5/16/1994	1990
Sun City	AZ	1,189	10,569	158		1,189	10,727	11,916	3,363	6/17/1994	1990
Sun City West	AZ	400	3,307	—		400	3,307	3,707	364	2/28/2003	1998
Tucson	AZ	4,429	26,119	837		4,429	26,956	31,386	3,902	1/11/2002	1989
Yuma	AZ	223	2,100	1,010		223	3,110	3,334	911	6/30/1992	1984
Yuma	AZ	103	604	105		103	709	812	257	6/30/1992	1984
Fresno	CA	738	2,577	188		738	2,765	3,503	1,230	12/28/1990	1963
Laguna Hills	CA	3,172	28,184	435		3,172	28,619	31,791	8,796	9/9/1994	1975
Lancaster	CA	601	1,859	1,664		601	3,523	4,124	1,292	12/28/1990	1969
San Bernardino	CA	1,250	9,069	46		1,250	9,114	10,364	92	8/31/2006	1988
San Diego	CA	9,142	53,904	1,770		9,142	55,674	64,816	7,706	1/11/2002	1987
Stockton	CA	382	2,750	406		382	3,156	3,539	1,181	6/30/1992	1968
Stockton	CA	1,176	11,171	687		1,176	11,858	13,034	1,132	9/30/2003	1988
Thousand Oaks	CA	622	2,522	978		622	3,500	4,122	1,339	12/28/1990	1965
Van Nuys	CA	718	378	556		718	934	1,652	334	12/28/1990	1969
Canon City	CO	292	6,228	748	(3,512)	292	3,464	3,756	566	9/26/1997	1970
Colorado Springs	CO	245	5,236	705	(3,031)	245	2,910	3,155	514	9/26/1997	1972
Delta	CO	167	3,570	648		167	4,218	4,386	944	9/26/1997	1963
Grand Junction	CO	204	3,875	1,004		204	4,879	5,083	1,733	12/30/1993	1968
Grand Junction	CO	175	2,583	1,797		175	4,380	4,555	1,466	12/30/1993	1978
Lakewood	CO	232	3,766	1,490		232	5,256	5,489	1,982	12/28/1990	1972
Littleton	CO	185	5,043	1,070		185	6,113	6,298	2,461	12/28/1990	1965
Littleton	CO	400	3,507	—		400	3,507	3,907	385	2/28/2003	1998
Newark	DE	2,010	11,852	638		2,010	12,490	14,499	1,781	1/11/2002	1982
Wilmington	DE	4,365	25,739	800		4,365	26,539	30,904	3,744	1/11/2002	1988

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Wilmington	DE	1,179	6,950	416		1,179	7,366	8,545	1,058	1/11/2002	1974
Wilmington	DE	38	227	186		38	413	451	88	1/11/2002	1965
Wilmington	DE	869	5,126	958		869	6,084	6,953	892	1/11/2002	1989
Boca Raton	FL	4,474	39,633	729		4,474	40,362	44,835	12,736	5/20/1994	1994
Cape Coral	FL	400	2,907	—		400	2,907	3,307	320	2/28/2003	1998
Coral Springs	FL	3,410	20,104	2,076		3,410	22,180	25,590	2,956	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	1,087		3,196	19,935	23,132	2,808	1/11/2002	1990
Deerfield Beach	FL	1,690	14,972	273		1,690	15,245	16,934	4,811	5/16/1994	1986
Fort Myers	FL	369	2,174	489		369	2,663	3,032	347	1/11/2002	1990
Fort Myers	FL	2,385	21,137	383		2,385	21,520	23,905	6,658	8/16/1994	1984
Naples	FL	3,200	2,898	8		3,200	2,906	6,106	36	8/31/2006	1984
Palm Harbor	FL	3,449	20,336	1,021		3,449	21,357	24,806	2,973	1/11/2002	1989
Palm Harbor	FL	3,379	29,945	539		3,379	30,484	33,863	9,619	5/16/1994	1992
Pompano Beach	FL	7,700	2,127	20,020		7,700	22,147	29,847	218	8/31/2006	1985
Port St. Lucie	FL	1,242	11,009	200		1,242	11,209	12,451	3,537	5/20/1994	1993
West Palm Beach	FL	2,065	12,153	2,433		2,065	14,586	16,646	1,917	1/11/2002	1988
Athens	GA	337	4,006	63		337	4,069	4,406	234	11/19/2004	1998
College Park	GA	300	2,702	548		300	3,250	3,551	948	5/15/1996	1985
Columbus	GA	342	3,505	6		342	3,511	3,853	206	11/19/2004	1999
Conyers(5)	GA	322	4,068	177		322	4,245	4,567	243	11/19/2004	1997
Dalton	GA	230	3,119	73		230	3,192	3,422	182	11/19/2004	1997
Dublin	GA	442	3,982	508		442	4,490	4,932	1,354	5/15/1996	1968
Evans	GA	322	2,663	58		322	2,721	3,043	162	11/19/2004	1998
Gainesville(5)	GA	280	3,186	125		280	3,311	3,591	190	11/19/2004	1998
Macon(5)	GA	334	2,179	15		334	2,194	2,528	137	11/19/2004	1998
Marietta	GA	300	2,702	465		300	3,167	3,467	929	5/15/1996	1967
Savannah	GA	1,200	19,090	—		1,200	19,090	20,290	105	10/1/2006	1987
Savannah	GA	400	5,630	—		400	5,630	6,030	36	11/1/2006	1989
Tucker	GA	690	6,210	156		690	6,366	7,056	271	6/3/2005	1997
Clarinda	IA	77	1,453	722		77	2,175	2,252	780	12/30/1993	1968

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Council Bluffs	IA	225	893	604		225	1,497	1,723	471	4/1/1995	1963
Des Moines	IA	123	627	409		123	1,036	1,159	191	7/1/2000	1965
Glenwood	IA	322	2,098	685		322	2,783	3,106	496	7/1/2000	1964
Mediapolis	IA	94	1,776	625		94	2,401	2,494	851	12/30/1993	1973
Pacific Junction	IA	32	306	77		32	383	415	105	4/1/1995	1978
Winterset	IA	111	2,099	835		111	2,934	3,045	1,054	12/30/1993	1973
Arlington Heights	IL	3,665	32,587	490		3,665	33,077	36,743	10,166	9/9/1994	1986
Springfield	IL	300	6,744	6		300	6,750	7,050	65	8/31/2006	1990
Indianapolis	IN	2,781	16,396	1,135		2,781	17,531	20,311	2,450	1/11/2002	1986
South Bend	IN	400	3,107	—		400	3,107	3,507	342	2/28/2003	1998
Ellinwood	KS	130	1,137	443		130	1,580	1,710	414	4/1/1995	1972
Overland Park	KS	1,274	11,426	1,409		1,274	12,835	14,109	1,437	10/25/2002	1985
Overland Park	KS	2,568	15,140	831		2,568	15,971	18,539	2,234	1/11/2002	1989
Bowling Green(5)	KY	322	4,345	254		322	4,599	4,921	261	11/19/2004	1999
Frankfort	KY	560	8,282	—		560	8,282	8,842	79	8/31/2006	1989
Hopkinsville(5)	KY	295	3,761	73		295	3,834	4,128	220	11/19/2004	1999
Lafayette(4)	KY	—	10,848	9,789		—	20,637	20,637	2,291	1/11/2002	1985
Lexington(4)	KY	—	6,394	1,570		—	7,964	7,964	1,336	1/11/2002	1980
Louisville	KY	3,524	20,779	2,464		3,524	23,243	26,767	3,156	1/11/2002	1984
Mayfield	KY	750	2,730	30		750	2,760	3,510	186	11/19/2004	1999
Paducah(5)	KY	450	5,358	296		450	5,654	6,104	323	11/19/2004	2000
Somerset	KY	200	4,919	—		200	4,919	5,119	15	11/6/2006	2000
Braintree	MA	3,193	16,652	17		3,193	16,669	19,862	5,911	1/1/2002	1975
Winchester	MA	3,218	18,988	1,336		3,218	20,324	23,542	2,789	1/11/2002	1991
Woburn	MA	3,809	19,862	20		3,809	19,882	23,691	7,050	1/1/2002	1969
Bowie	MD	408	3,421	201		408	3,622	4,030	430	10/25/2002	2000
Easton	MD	383	4,555	237		383	4,792	5,175	569	10/25/2002	2000
Ellicott City	MD	1,409	22,691	2,013		1,409	24,704	26,114	1,841	3/1/2004	1997
Frederick	MD	385	3,444	256		385	3,700	4,085	439	10/25/2002	1998
Severna Park	MD	229	9,798	432		229	10,230	10,459	1,211	10/25/2002	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Silver Spring	MD	1,200	9,288	2,155		1,200	11,443	12,643	1,260	10/25/2002	1996
Silver Spring	MD	3,301	29,065	714		3,301	29,779	33,080	9,275	7/25/1994	1992
Hampton	MI	300	2,406	—		300	2,406	2,706	265	2/28/2003	1998
Midland	MI	300	2,206	—		300	2,206	2,506	243	2/28/2003	1998
Monroe	MI	400	2,606	—		400	2,606	3,006	289	2/28/2003	1998
Portage	MI	600	5,212	—		600	5,212	5,812	573	2/28/2003	1998
Saginaw	MI	300	2,506	—		300	2,506	2,806	277	2/28/2003	1998
Eagan	MN	400	2,506	—		400	2,506	2,906	309	2/28/2003	1998
West St. Paul	MN	400	3,708	—		400	3,708	4,108	450	2/28/2003	1998
St. Joseph	MO	111	1,027	1,105		111	2,132	2,242	495	6/4/1993	1976
Tarkio	MO	102	1,938	698		102	2,636	2,738	949	12/30/1993	1970
Oxford	MS	450	5,791	—		450	5,791	6,241	31	10/1/2006	2000
Southaven	MS	450	5,795	—		450	5,795	6,245	30	10/1/2006	2000
Cary	NC	713	4,628	1,067		713	5,695	6,408	651	10/25/2002	1999
Chapel Hill	NC	800	6,414	—		800	6,414	7,214	706	2/28/2003	1996
Ainsworth	NE	25	420	375		25	795	820	173	7/1/2000	1966
Ashland	NE	28	1,823	669		28	2,492	2,520	448	7/1/2000	1965
Blue Hill	NE	56	1,064	447		56	1,511	1,567	258	7/1/2000	1967
Central City	NE	21	919	469		21	1,388	1,409	256	7/1/2000	1969
Columbus	NE	88	561	325		88	886	975	156	7/1/2000	1955
Edgar	NE	1	138	315		1	453	454	71	7/1/2000	1971
Exeter	NE	4	626	222		4	848	853	166	7/1/2000	1965
Grand Island	NE	119	1,446	887		119	2,333	2,452	612	4/1/1995	1963
Gretna	NE	237	673	598	(29)	237	1,242	1,480	219	7/1/2000	1972
Lyons	NE	13	797	632		13	1,429	1,442	225	7/1/2000	1969
Milford	NE	24	880	405		24	1,285	1,309	251	7/1/2000	1967
Omaha	NE	650	5,850	78		650	5,928	6,578	252	6/3/2005	1992
Sutherland	NE	19	1,251	340		19	1,591	1,611	294	7/1/2000	1970
Utica	NE	21	569	314		21	883	904	145	7/1/2000	1966
Waverly	NE	529	686	364		529	1,050	1,580	228	7/1/2000	1989

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Burlington	NJ	1,300	11,700	7		1,300	11,707	13,007	3,294	9/29/1995	1994
Cherry Hill	NJ	1,001	8,175	—		1,001	8,175	9,176	622	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	619		4,885	29,422	34,307	4,153	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	—		1,375	11,232	12,607	854	12/29/2003	2001
Voorhees	NJ	1,001	8,177	—		1,001	8,177	9,178	622	12/29/2003	1998
Washington Twp.	NJ	1,001	8,177	—		1,001	8,177	9,178	622	12/29/2003	1999
Albuquerque	NM	3,828	22,572	661		3,828	23,233	27,061	3,268	1/11/2002	1986
Columbus	OH	3,623	27,778	1,991		3,623	29,769	33,392	4,017	1/11/2002	1989
Grove City	OH	332	3,081	791		332	3,872	4,204	1,097	6/4/1993	1965
Beaver Falls	PA	1,500	13,500	68		1,500	13,569	15,068	462	10/31/2005	1997
Canonsburg	PA	1,518	13,493	587		1,518	14,080	15,598	10,223	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	—		1,001	8,233	9,234	626	12/29/2003	2001
Devon	PA	550	4,536	—		550	4,536	5,086	345	12/29/2003	2001
Elizabeth	PA	696	6,304	116		696	6,420	7,116	221	10/31/2005	1986
Exton	PA	1,001	8,233	—		1,001	8,233	9,234	626	12/29/2003	2000
Glen Mills	PA	1,001	8,233	—		1,001	8,233	9,234	636	12/29/2003	2001
Murrysville	PA	300	2,506	—		300	2,506	2,806	304	2/28/2003	1998
New Britain	PA	979	8,052	—		979	8,052	9,031	612	12/29/2003	1998
Penn Hills	PA	200	904	—		200	904	1,104	110	2/28/2003	1997
Pittsburgh	PA	644	5,856	111		644	5,966	6,611	204	10/31/2005	1987
Pittsburgh	PA	446	4,054	90		446	4,144	4,590	142	10/31/2005	1987
South Park	PA	898	8,102	98		898	8,200	9,098	280	10/31/2005	1995
Kingston	PA	—	5,682	—		—	5,682	5,682	426	12/29/2003	1997
Whitehall	PA	1,599	14,401	204		1,599	14,606	16,204	495	10/31/2005	1987
Anderson	SC	295	3,509	29		295	3,538	3,833	204	11/19/2004	1999
Beaufort(5)	SC	188	2,234	228		188	2,463	2,650	139	11/19/2004	1999
Camden(5)	SC	641	3,697	121		641	3,818	4,460	237	11/19/2004	1999
Columbia	SC	300	1,905	—		300	1,905	2,205	210	2/28/2003	1998
Greenwood	SC	401	2,701	43		401	2,744	3,145	120	6/3/2005	1999
Hartsville(5)	SC	316	4,775	307		316	5,081	5,397	284	11/19/2004	1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Lexington(5)	SC	183	4,322	382		183	4,704	4,887	258	11/19/2004	1999
Myrtle Beach	SC	543	3,202	349		543	3,551	4,094	516	1/11/2002	1980
Orangeburg(5)	SC	303	3,607	306		303	3,913	4,216	219	11/19/2004	1999
Rock Hill	SC	300	1,705	—		300	1,705	2,005	202	2/28/2003	1998
Seneca(5)	SC	396	4,714	165		396	4,879	5,275	279	11/19/2004	2000
Huron	SD	144	3,108	4		144	3,112	3,256	1,231	6/30/1992	1968
Huron	SD	45	968	1		45	969	1,014	383	6/30/1992	1968
Sioux Falls	SD	253	3,062	4		253	3,066	3,319	1,216	6/30/1992	1960
Clarksville	TN	320	2,994	—		320	2,994	3,314	—	12/31/2006	1997
Cleveland(5)	TN	294	3,627	211		294	3,838	4,132	220	11/19/2004	1998
Cookeville(5)	TN	287	3,828	192		287	4,021	4,308	228	11/19/2004	1998
Franklin(5)	TN	268	3,833	106		268	3,939	4,207	223	11/19/2004	1997
Gallatin	TN	310	3,327	82		310	3,410	3,720	195	11/19/2004	1998
Goodlettsville	TN	400	3,207	—		400	3,207	3,607	364	2/28/2003	1998
Jackson(5)	TN	304	3,506	51		304	3,556	3,860	205	11/19/2004	1999
Knoxville(5)	TN	363	3,618	177		363	3,795	4,158	213	11/19/2004	1998
Maryville	TN	300	3,607	—		300	3,607	3,907	385	2/28/2003	1998
Nashville	TN	365	6,750	804		365	7,554	7,919	297	6/3/2005	1979
Bellaire	TX	1,238	11,010	162		1,238	11,172	12,411	3,526	5/16/1994	1991
Dallas	TX	4,709	27,768	2,169		4,709	29,937	34,646	4,140	1/11/2002	1990
El Paso	TX	2,301	13,567	342		2,301	13,909	16,210	1,996	1/11/2002	1987
Houston	TX	5,537	32,647	1,550		5,537	34,197	39,733	4,802	1/11/2002	1989
San Antonio	TX	4,283	25,256	1,268		4,283	26,524	30,808	3,693	1/11/2002	1989
Woodlands	TX	3,694	21,782	1,722		3,694	23,504	27,198	3,282	1/11/2002	1988
Arlington	VA	1,885	16,734	270		1,885	17,004	18,888	5,296	7/25/1994	1992
Charlottesville	VA	2,976	26,422	431		2,976	26,853	29,830	8,419	6/17/1994	1991
Charlottesville	VA	305	7,633	559		305	8,192	8,497	448	11/19/2004	1998
Chesapeake	VA	160	1,498	194		160	1,692	1,852	177	5/30/2003	1987
Fredericksburg	VA	287	8,480	412		287	8,892	9,179	1,077	10/25/2002	1998
Midlothian	VA	1,103	13,126	45		1,103	13,172	14,274	758	11/19/2004	1996

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

		Initial cost to Company				Cost amount at December 31, 2006
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Newport News	VA	581	6,921	57		581	6,978	7,559	401	11/19/2004	1998
Poquoson	VA	220	2,041	106		220	2,147	2,367	225	5/30/2003	1987
Richmond	VA	134	3,191	239		134	3,430	3,564	413	10/25/2002	1998
Richmond	VA	732	8,717	186		732	8,903	9,635	505	11/19/2004	1999
Virginia Beach	VA	893	7,926	129		893	8,055	8,947	2,542	5/16/1994	1990
Williamsburg	VA	270	2,468	244		270	2,712	2,982	267	5/30/2003	1987
Seattle	WA	256	4,869	67		256	4,936	5,193	1,964	11/1/1993	1964
Brookfield	WI	832	3,849	8,840	(6,552)	832	6,137	6,970	1,801	12/28/1990	1964
Clintonville	WI	30	1,625	281		30	1,906	1,936	786	12/28/1990	1965
Clintonville	WI	14	1,695	374		14	2,069	2,082	801	12/28/1990	1960
Madison	WI	144	1,633	604		144	2,237	2,381	809	12/28/1990	1920
Pewaukee	WI	984	2,432	613		984	3,045	4,029	1,121	9/10/1998	1963
Waukesha	WI	68	3,452	2,578		68	6,030	6,099	2,255	12/28/1990	1958
Laramie	WY	191	3,632	523		191	4,155	4,346	1,591	12/30/1993	1964
Worland	WY	132	2,503	887		132	3,390	3,522	1,225	12/30/1993	1970
Total		$ 198,887	$ 1,502,362	$ 126,233	$ (13,124)	$ 198,887	$ 1,615,471	$ 1,814,358	$ 276,507

(1)             Aggregate cost for federal income tax purposes is approximately $1.8 billion.

(2)             Depreciation is provided on buildings and improvements for periods ranging up to 40 years and on equipment up to 12 years.

(3)             Includes acquisition dates of HRPT Properties Trust, our predecessor.

(4)             These properties are subject to our $15.8 million of capital leases.

(5)             These properties are collateral for our $60.9 million of mortgage notes.

(6)             This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Dollars in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2003	$ 1,418,241	$ 160,426
Additions	187,887	39,301
Disposals	(5,176)	(495)
Balance at December 31, 2004	1,600,952	199,232
Additions	97,480	43,694
Disposals	(8,861)	(2,255)
Impairment	(3,402)	(1,640)
Balance at December 31, 2005	1,686,169	239,031
Additions	143,107	44,073
Disposals	(6,900)	—
Impairment	(8,018)	(6,597)
Balance at December 31, 2006	$ 1,814,358	$ 276,507

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 28, 2007
David J. Hegarty

/s/ John R. Hoadley	Treasurer and Chief Financial Officer	February 28, 2007
John R. Hoadley	(principal financial officer and principal accounting officer)

/s/ Frank J. Bailey	Trustee	February 28, 2007
Frank J. Bailey

/s/ John L. Harrington	Trustee	February 28, 2007
John L. Harrington

/s/ Gerard M. Martin	Trustee	February 28, 2007
Gerard M. Martin

/s/ Barry Portnoy	Trustee	February 28, 2007
Barry Portnoy

/s/ Frederick N. Zeytoonjian	Trustee	February 28, 2007
Frederick N. Zeytoonjian