Form 10-K/A
period 2006-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2007-03-13
CIK 1075415

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

In this Amendment No. 1 to Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, the “Company”, “we”, “us” and “our” include Senior Housing Properties Trust, and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, or the Annual Report, which was originally filed with the Securities and Exchange Commission on February 28, 2007.

Item 15 of the Annual Report is amended to add summary audited financial information regarding Five Star Quality Care, Inc. for its fiscal years ended December 31, 2004, 2005 and 2006, as reported by that company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

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

Item 15. Exhibits and Financial Statement Schedules

(a) Index to Financial Statements and Financial Statement Schedules

Page
1. The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:
Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2006 and 2005	F-4
Consolidated Statement of Income for each of the three years in the period ended December 31, 2006	F-5
Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2006	F-6
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-9
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2006	S-1
2. Summary audited financial information for Five Star Quality Care, Inc.	F-1/A
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

Summary Financial Information of Five Star Quality Care, Inc.

The following table presents summary audited financial information for Five Star Quality Care, Inc., or Five Star, for its fiscal years ended December 31, 2004, 2005 and 2006, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 for additional information with respect to Five Star.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Total revenues(1)	$827,337	$734,023	$597,824
Net (loss) income	(116,665)	(84,159)	3,291
Total assets	366,411	228,940	222,985
Total indebtedness	171,271	45,329	42,581
Total shareholders’ equity	67,430	68,804	95,904

(1)	Five Star’s 2006 Annual Report on Form 10-K states that reclassifications were made to the prior years’ financial statements reported therein to conform to the current year’s presentation.

References in this report to the Annual Report on Form 10-K for Five Star are included as textual references only, and the information in such Annual Report is not incorporated by reference into this report.

F-1/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By: /s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 13, 2007