Form 10-Q
period 2007-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2007-05-02
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 1-15319

SENIOR HOUSING PROPERTIES TRUST

(Name of the Registrant as Specified in Its Charter)

Maryland	04-3445278
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

(Address of Principal Executive Offices)

617-796-8350

(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 1, 2007: 83,646,412.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2007

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”,
“we”, “us” and “our” refer to Senior Housing Properties Trust, and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$198,887	$198,887
Buildings and improvements	1,625,115	1,615,471
	1,824,002	1,814,358
Less accumulated depreciation	288,102	276,507
	1,535,900	1,537,851

Cash and cash equivalents	17,358	5,464
Restricted cash	2,620	2,435
Deferred financing fees, net	7,454	8,173
Other assets	27,600	30,851
Total assets	$1,590,932	$1,584,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving bank credit facility	$—	$112,000
Senior unsecured notes due 2012 and 2015, net of discount	321,765	341,673
Secured debt and capital leases	90,977	91,412
Accrued interest	7,931	11,694
Other liabilities	7,236	8,529
Total liabilities	427,909	565,308

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 86,700,000 shares authorized, 83,646,412 and 77,613,127 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	836	776
Additional paid-in capital	1,367,307	1,214,863
Cumulative net income	356,026	338,504
Cumulative distributions	(567,052)	(540,663)
Unrealized gain on investments	5,906	5,986
Total shareholders’ equity	1,163,023	1,019,466
Total liabilities and shareholders’ equity	$1,590,932	$1,584,774

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$44,301	$40,823
Interest and other income	451	346
Total revenues	44,752	41,169

Expenses:
Interest	9,893	11,371
Depreciation	11,595	10,731
General and administrative	3,716	3,400
Loss on early extinguishment of debt	2,026	5,207
Total expenses	27,230	30,709

Net income	$17,522	$10,460

Weighted average shares outstanding	80,815	71,812

Basic and diluted earnings per share:
Net income	$0.22	$0.15

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$17,522	$10,460
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,595	10,731
Loss on early extinguishment of debt	276	1,073
Amortization of deferred financing fees and debt discounts	542	455
Change in assets and liabilities:
Restricted cash	(185)	671
Other assets	3,171	702
Accrued interest	(3,763)	(4,260)
Other liabilities	(517)	6,077
Cash provided by operating activities	28,641	25,909

Cash flows from investing activities:
Acquisitions	(9,644)	(5,330)
Cash used for investing activities	(9,644)	(5,330)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	151,720	—
Proceeds from borrowings on revolving bank credit facility	22,000	47,000
Repayments of borrowings on revolving bank credit facility	(134,000)	(5,000)
Repayment of senior notes	(20,000)	(52,500)
Repayment of other debt	(434)	(494)
Distributions to shareholders	(26,389)	(22,980)
Cash used for financing activities	(7,103)	(33,974)

Increase (decrease) in cash and cash equivalents	11,894	(13,395)
Cash and cash equivalents at beginning of period	5,464	14,642
Cash and cash equivalents at end of period	$17,358	$1,247

Supplemental cash flow information:
Interest paid	$13,114	$15,176

Non-cash financing activities:
Issuance of common shares	$784	$—

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Real Estate Properties

At March 31, 2007, we owned 196 properties located in 32 states.

In March 2007, we agreed to purchase, from an unaffiliated third party, three senior living properties with a total of 159 units for approximately $20.0 million. Residents of these communities pay all of their charges with their private resources. We intend to add these properties to our combined lease for 114 properties with Five Star Quality Care, Inc., or Five Star, which has a current term expiring in 2020 and the annual rent under this combined lease will increase by $1.6 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund this acquisition using cash on hand, borrowing under our revolving credit facility and assuming two mortgages, one for $3.6 million at 5.69% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041 but are prepayable in 2008. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us, and other customary closing conditions, and we can provide no assurances that we will purchase each or any of these properties.

During the three months ended March 31, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $9.6 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $945,000.

Note 3.  Unrealized Gain on Investments

On March 31, 2007, we owned 1,000,000 common shares of HRPT Properties Trust and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our consolidated balance sheet. The unrealized gain on investments shown on our consolidated balance sheet represents the difference between the market prices of such shares on March 31, 2007 ($12.30 and $10.28 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note  4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$17,522	$10,460
Other comprehensive income:
Change in unrealized gain on investments	(80)	1,495
Comprehensive income	$17,442	$11,955

Note  5.  FIN 48

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders.  As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note  6.  Indebtedness

We have a $550.0 million, interest only, unsecured revolving credit facility. Our revolving credit facility matures in December 2010 and may be extended at our option to December 2011 upon our payment of an extension fee. The interest rate (6.12% at March 31, 2007) is LIBOR plus a premium.  As of March 31, 2007, we have no amounts outstanding under this credit facility.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of $2.0 million. The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes. We funded this purchase with borrowings under our revolving credit facility.

Note  7.  Shareholders Equity

On February 16, 2007, we paid a $0.34 per share, or $26.4 million, distribution to our common shareholders for the quarter ended December 31, 2006.  On April 3, 2007, we declared a distribution of $0.34 per share, or $28.4 million, to be paid to common shareholders of record on April 19, 2007, with respect to our results for the quarter ended March 31, 2007. We expect to pay this distribution on or about May 16, 2007.

In February 2007, we issued 6.0 million common shares in a public offering, raising net proceeds of $151.7 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes.

Under the terms of our management agreement with Reit Management and Research LLC, or RMR, on March 26, 2007, we issued 33,284 common shares in payment of an incentive fee of $762,000 for services rendered by RMR during 2006. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2006.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of March 31, 2007 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	41	11,163	$994,110	54.5%	$97,395	53.9%
Assisted living facilities	95	6,585	568,833	31.2%	55,684	30.8%
Skilled nursing facilities	58	5,869	217,506	11.9%	17,286	9.6%
Five Star Rehabilitation Hospitals	2	364	43,553	2.4%	10,250	5.7%
Total	196	23,981	$1,824,002	100.0%	$180,615	100.0%

Tenant/Operator
Five Star (Lease No. 1)	114	9,344	$601,662	33.0%	$49,719	27.5%
Five Star (Lease No. 2) (3)	30	7,275	655,453	35.9%	65,371	36.2%
Five Star Rehabilitation Hospitals (4)	2	364	43,553	2.4%	10,250	5.7%
Sunrise/Marriott (5)	14	4,091	325,473	17.8%	31,490	17.4%
NewSeasons/IBC (6)	10	873	87,641	4.8%	9,289	5.2%
Alterra/Brookdale (7)	18	894	61,126	3.4%	7,740	4.3%
Genesis HealthCare Corporation	1	156	13,007	0.7%	1,535	0.8%
5 private companies (combined)	7	984	36,087	2.0%	5,221	2.9%
Total	196	23,981	$1,824,002	100.0%	$180,615	100.0%

Tenant Operating Statistics (Quarter Ended December 31, 2006) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2006		2005		2006	2005	2006	2005	2006	2005	2006	2005
Five Star (Lease No. 1)(9)	1.46	x	1.82	x	88%	89%	53%	48%	15%	17%	32%	38%
Five Star (Lease No. 2)(3)	1.58	x	1.46	x	92%	93%	80%	84%	16%	12%	4%	3%
Five Star Rehabilitation Hospitals (4)	1.52	x	NA		60%	NA	28%	NA	59%	NA	13%	NA
Sunrise/Marriott (5)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	0.66	x	1.10	x	84%	80%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.01	x	1.98	x	88%	90%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.78	x	2.16	x	100%	97%	25%	17%	31%	35%	44%	48%
5 private companies (combined)	1.75	x	1.92	x	87%	88%	26%	24%	21%	22%	53%	54%

Tenant Operating Statistics (Year Ended December 31, 2006) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2006		2005		2006	2005	2006	2005	2006	2005	2006	2005
Five Star (Lease No. 1)(9)	1.42	x	1.73	x	89%	89%	50%	46%	16%	18%	34%	36%
Five Star (Lease No. 2)(3)	1.50	x	1.47	x	93%	92%	81%	88%	15%	9%	4%	3%
Five Star Rehabilitation Hospitals (4)	1.52	x	NA		60%	NA	28%	NA	59%	NA	13%	NA
Sunrise/Marriott (5)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	1.04	x	1.12	x	85%	80%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.06	x	1.82	x	88%	87%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.28	x	2.10	x	98%	96%	21%	19%	35%	32%	44%	49%
5 private companies (combined)	1.89	x	1.70	x	89%	86%	26%	25%	21%	25%	53%	50%

(1)                                  Amounts are before depreciation, but after impairment write downs.

(2)                                  Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)                                  Historically, some of these properties were managed by Sunrise Senior Living, Inc., or Sunrise, until November 30, 2006. The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented.

(4)                                  On October 1, 2006, Five Star assumed the operations of these rehabilitation hospitals. These hospitals were formerly operated by HealthSouth Corporation, or HealthSouth. Because we do not have reliable information about the operations of the hospitals by HealthSouth, we do not report operating data for these hospitals before October 1, 2006.

(5)                                  Marriott International, Inc., or Marriott, guarantees this lease. Sunrise has not filed its Annual Reports on Form 10-K for 2005 and 2006, and Quarterly Reports on Form 10-Q for the three quarters of 2006 with the Securities and Exchange Commission due to an accounting issue. Because we do not know what impact the resolution of this accounting issue may have on the reported performance of our properties, we do not report operating data for this tenant.

(6)                                  Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees this lease.

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

(9)                                  Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006:

	2007	2006	Change	% Change
	(in thousands, except per share amounts)
Rental income	$44,301	$40,823	$3,478	8.5%
Interest and other income	451	346	105	30.3%

Interest expense	9,893	11,371	(1,478)	(13.0)%
Depreciation expense	11,595	10,731	864	8.1%
General and administrative expense	3,716	3,400	316	9.3%
Loss on early extinguishment of debt	2,026	5,207	(3,181)	(61.1)%

Net income	$17,522	$10,460	$7,062	67.5%

Weighted average shares outstanding	80,815	71,812	9,003	12.5%

Net income per share	$0.22	$0.15	$0.07	46.7%

Rental income increased because of rents earned from tenants of our $133.1 million of real estate acquisitions during 2006, offset by rent reductions resulting from the sale of three properties during 2006. Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased as a result of our repayment of $20.0 million and $52.5 million of our senior notes in January 2007 and January 2006, respectively, and $28.2 million of our junior subordinated debentures in June 2006. It has also decreased due to our pay down of amounts outstanding under our revolving credit facility in February 2007. Our weighted average balance outstanding and interest rate under our revolving credit facility was $53.5 million and 6.1% and $101.9 million and 5.6% for the three months ended March 31, 2007 and 2006, respectively.

Depreciation expense for the first quarter of 2007 increased as a result of real estate acquisitions totaling $133.1 million during 2006, offset by the sale of three properties during 2006. General and administrative expenses increased in 2007 due to acquisitions since April 1, 2006 and the write off of costs related to a terminated financing transaction.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of debt of $2.0 million in connection with this purchase. During the first quarter of 2006, we recognized a loss on early extinguishment of debt of $5.2 million in connection with our redemption of a portion of our 7 7/8% unsecured senior notes due 2015.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February 2007.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions and to fund acquisitions and capital expenditures, we maintain a revolving credit facility with a group of lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At March 31, 2007, the annual interest rate payable on our revolving credit facility was 6.12%.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of $2.0 million. The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes. We funded this purchase with borrowings under our revolving credit facility.

In February 2007, we issued 6.0 million common shares in a public offering, raising net proceeds of $151.7 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes.

In March 2007, we agreed to purchase, from an unaffiliated third party, three senior living properties with a total of 159 units for approximately $20.0 million. We expect to fund this acquisition using cash on hand, borrowing under our revolving credit facility and assuming two mortgages, one for $3.6 million at 5.69% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041 but are prepayable in 2008. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us, and other customary closing conditions, and we can provide no assurances that we will purchase each or any of these properties.

At March 31, 2007, we had $17.4 million of cash and cash equivalents and $550.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we will explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On February 16, 2007, we paid a $0.34 per common share, or $26.4 million, distribution to our common shareholders for the quarter ended December 31, 2006.  On April 3, 2007, we declared a distribution of $0.34 per common share, or $28.4 million, to be paid to our common shareholders of record on April 19, 2007 with respect to our results for the quarter ended March 31, 2007. We expect to pay this distribution on or about May 16, 2007, using cash on hand and borrowings under our revolving bank credit facility.

As of May 1, 2007, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at March 31, 2007, were our unsecured revolving credit facility, two issues totaling $322.5 million of unsecured senior notes and $75.2 million of mortgage debts and bonds secured by 22 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of March 31, 2007, we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving credit facility.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more. Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

Related Person Transactions

Five Star is our former subsidiary. In March 2007, we agreed to purchase, from an unaffiliated third party, three senior living properties for approximately $20.0 million. When this purchase is completed, we intend to add these properties to our combined lease for 114 properties with Five Star which has a current term expiring in 2020 and the annual rent under this combined lease will increase by $1.6 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us, and other customary closing conditions, and we can provide no assurances that we will purchase each or any of these properties.

Under the terms of our management agreement with RMR, on March 26, 2007, we issued 33,284 common shares in payment of an incentive fee of $762,000 for services rendered by RMR during 2006.

During the three months ended March 31, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $9.6 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by an average of 10% of the amounts invested, or $945,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2006. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010, with an option to extend the maturity by one additional year upon payment of a fee. At March 31, 2007, we had no amounts outstanding and $550.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results, if we have any floating rate debt outstanding at that time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate obligations.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the new procedures we have implemented as of February 2, 2007 with respect to our accounting of the early extinguishment of debt. As a result of these new procedures, our management has concluded that we maintain effective internal control over financial reporting, including effective control over the accuracy of our accounting for the early extinguishment of debt, as of March 31, 2007.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

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

FOR EXAMPLE, THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE THREE PROPERTIES FOR $20 MILLION AND TO LEASE THEM TO FIVE STAR. OUR DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH THESE PURCHASES FOR THIS OR OTHER REASONS. AS A RESULT, THESE PROPOSED PURCHASES AND LEASES MAY NOT OCCUR.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT OF THE DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “SENIOR HOUSING PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS AMENDED AND SUPPLEMENTED, AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II.   Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2006, we have an agreement with RMR, whereby RMR provides management services to us.  Under the terms of this agreement, on March 26, 2007, we issued 33,284 common shares in payment of an incentive fee of $762,000 for services rendered by RMR during 2006. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.      Exhibits

3.1                                 Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 7, 2007.)

10.1                           Twelfth Amendment to Second Amended and Restated Master Lease Agreement, dated as of January 1, 2007, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

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

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 2, 2007

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 2, 2007