Form 10-Q
period 2007-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2007-07-30
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of registrant’s common shares outstanding as of July 27, 2007: 83,653,912.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2007

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”,
“we”, “us” and “our” refer to  Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.     Financial Information

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$198,883	$198,887
Buildings and improvements	1,632,642	1,615,471
	1,831,525	1,814,358
Less accumulated depreciation	299,806	276,507
	1,531,719	1,537,851

Cash and cash equivalents	8,924	5,464
Restricted cash	2,478	2,435
Investments in trading securities	10,153	—
Deferred financing fees, net	6,949	8,173
Other assets	24,408	30,851
Total assets	$1,584,631	$1,584,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$112,000
Senior unsecured notes due 2012 and 2015, net of discount	321,801	341,673
Secured debt and capital leases	90,559	91,412
Accrued interest	10,722	11,694
Other liabilities	8,172	8,529
Total liabilities	431,254	565,308

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 86,700,000 shares authorized, 83,653,912 and 77,613,127 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	837	776
Additional paid-in capital	1,367,431	1,214,863
Cumulative net income	376,675	338,504
Cumulative distributions	(595,491)	(540,663)
Unrealized gain on investments	3,925	5,986
Total shareholders’ equity	1,153,377	1,019,466
Total liabilities and shareholders’ equity	$1,584,631	$1,584,774

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$44,406	$40,921	$88,708	$81,744
Interest and other income	556	355	1,006	701
Total revenues	44,962	41,276	89,714	82,445

Expenses:
Interest	9,160	11,546	19,053	22,917
Depreciation	11,704	10,922	23,299	21,653
General and administrative	3,449	3,383	7,165	6,783
Impairment of assets	—	1,420	—	1,420
Loss on early extinguishment of debt	—	1,319	2,026	6,526
Total expenses	24,313	28,590	51,543	59,299

Net income	$20,649	$12,686	$38,171	$23,146

Weighted average shares outstanding	83,649	71,817	82,240	71,814

Basic and diluted earnings per share:
Net income	$0.25	$0.18	$0.46	$0.32

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$38,171	$23,146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,299	21,653
Impairment of assets	—	1,420
Loss on early extinguishment of debt	2,026	6,526
Amortization of deferred financing fees and debt discounts	1,084	909
Change in assets and liabilities:
Restricted cash	(43)	382
Investments in trading securities	(10,153)	—
Other assets	5,228	(6,037)
Accrued interest	(972)	(841)
Other liabilities	(252)	6,806
Cash provided by operating activities	58,388	53,964

Cash flows used for investing activities:
Acquisitions	(17,167)	(11,076)
Cash used for investing activities	(17,167)	(11,076)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	151,670	—
Proceeds from borrowings on revolving bank credit facility	22,000	90,000
Repayments of borrowings on revolving bank credit facility	(134,000)	(13,000)
Repayment of senior notes	(21,750)	(56,634)
Repayment of junior subordinated debentures	—	(28,241)
Repayment of other debt	(853)	(948)
Distributions to shareholders	(54,828)	(45,960)
Cash used for financing activities	(37,761)	(54,783)

Increase (decrease) in cash and cash equivalents	3,460	(11,895)
Cash and cash equivalents at beginning of period	5,464	14,642
Cash and cash equivalents at end of period	$8,924	$2,747

Supplemental cash flow information:
Interest paid	$18,942	$22,850

Non-cash investing activity:
Increase in capital lease assets	—	$(9,975)

Non-cash financing activities:
Increase in capital lease obligations	—	$9,975
Issuance of common shares	$959	$132

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and our consolidated subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2.  Real Estate Properties

At June 30, 2007, we owned 196 properties located in 32 states.

In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties with a total of 112 units for approximately $14.1 million. Residents of these communities pay all of their charges with their private resources. We intend to add these properties to our combined lease for 114 properties with Five Star Quality Care, Inc., or Five Star, which has a current term expiring in 2020 and the annual rent under this combined lease will increase by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund this acquisition using cash on hand and, if necessary, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041, but are prepayable in 2008. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us and other customary closing conditions. We can provide no assurances that we will purchase either of these properties.

During the six months ended June 30, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $17.1 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1.7 million.

Note 3.  Investments in Trading Securities

Investments in trading securities include securities that are held principally for resale in the near term. These investments are carried at fair value, with changes in fair value recorded in interest and other income on our consolidated statement of income. Investments in trading securities held at June 30, 2007 consisted entirely of auction rate securities. We did not hold any investments in trading securities at June 30, 2006. Interest and dividends are included in interest and other income on our consolidated statement of income. For the six months ended June 30, 2007, these investments generated interest income of approximately $152,900.

Note 4.  Unrealized Gain on Investments

On June 30, 2007, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are classified as available for sale securities and are carried at fair market value in other assets on our consolidated balance sheet. The unrealized gain on investments shown on our consolidated balance sheet represents the difference between the closing market prices of these HRPT and Five Star shares on June 29, 2007 ($10.40 and $7.98 per share, respectively) and their costs on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note  5.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$20,649	$12,686	$38,171	$23,146
Other comprehensive income:
Change in unrealized gain on investments	(1,981)	(173)	(2,061)	1,322
Comprehensive income	$18,668	$12,513	$36,110	$24,468

Note  6.  FIN 48

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.

We are subject to U.S federal income tax as well as income tax of multiple state and local jurisdictions but, as a real estate investment trust, or REIT, we generally do not pay income tax on our net income distributed to our shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Note 7.  Indebtedness

We have a $550.0 million, interest only, unsecured revolving credit facility. Our revolving credit facility matures in December 2010 and may be extended at our option to December 2011 upon our payment of an extension fee. The interest rate (6.1% at June 30, 2007) is LIBOR plus a premium. As of June 30, 2007, we have no amounts outstanding under this credit facility.

Note 8.  Shareholders’ Equity

On May 16, 2007, we paid a $0.34 per share, or $28.4 million, distribution to our common shareholders for the quarter ended March 31, 2007.  On July 6, 2007, we declared a distribution of $0.34 per share, or $28.4 million, to be paid to common shareholders of record on July 19, 2007, with respect to our results for the quarter ended June 30, 2007. We expect to pay this distribution on or about August 16, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2006.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of June 30, 2007 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent

Facility Type

Independent living communities (2)	41	11,213	$1,012,139	55.2%	$98,921	54.5%
Assisted living facilities	95	6,535	556,026	30.4%	54,661	30.1%
Skilled nursing facilities	58	5,869	219,807	12.0%	17,521	9.7%
Rehabilitation hospitals	2	364	43,553	2.4%	10,250	5.7%
Total	196	23,981	$1,831,525	100.0%	$181,353	100.0%

Tenant/Operator
Five Star (Lease No. 1)	114	9,344	$605,871	33.1%	$50,125	27.6%
Five Star (Lease No. 2) (3)	30	7,275	658,772	36.0%	65,703	36.2%
Five Star Rehabilitation Hospitals (4)	2	364	43,553	2.4%	10,250	5.7%
Sunrise/Marriott (5)	14	4,091	325,473	17.7%	31,490	17.4%
NewSeasons/IBC (6)	10	873	87,641	4.8%	9,289	5.1%
Alterra/Brookdale (7)	18	894	61,121	3.3%	7,740	4.3%
Genesis HealthCare Corporation	1	156	13,007	0.7%	1,535	0.8%
5 private companies (combined)	7	984	36,087	2.0%	5,221	2.9%
Total	196	23,981	$1,831,525	100.0%	$181,353	100.0%

Tenant Operating Statistics (Quarter Ended March 31,) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2007		2006		2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1)(9)	1.29	x	1.49	x	88%	90%	54%	50%	16%	14%	30%	36%
Five Star (Lease No. 2)(3)	1.45	x	1.42	x	92%	93%	80%	82%	17%	14%	3%	4%
Five Star Rehabilitation Hospitals (4)	0.98	x	NA		61%	NA	32%	NA	61%	N/A	7%	NA
Sunrise/Marriott (5)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	1.06	x	1.16	x	83%	85%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.03	x	2.04	x	87%	90%	98%	98%	—	—	2%	2%
Genesis HealthCare	2.29	x	1.77	x	98%	97%	25%	17%	34%	40%	41%	43%
5 private companies (combined)	1.55	x	1.67	x	86%	90%	25%	26%	21%	20%	54%	54%

(1)        Amounts are before depreciation, but after impairment write downs.

(2)        Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)        Historically, some of these properties were managed by Sunrise Senior Living, Inc., or Sunrise, until November 30, 2006. The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented.  Some of the data provided by Sunrise may not be accurate. See footnote (5) below. However, the data provided by Sunrise does not materially affect the amounts presented.

(4)        On October 1, 2006, Five Star assumed the operations of these rehabilitation hospitals. These hospitals were formerly operated by HealthSouth Corporation, or HealthSouth. Because we do not have reliable information about the operations of the hospitals by HealthSouth, we do not report operating data for these hospitals before October 1, 2006.

(5)        Marriott International, Inc., or Marriott, guarantees this lease. Sunrise has not filed its Annual Reports on Form 10-K for 2005 and 2006, and Quarterly Reports on Form 10-Q for the three quarters of 2006 and the first quarter of 2007 with the Securities and Exchange Commission due to accounting issues. Because we do not know what impact the resolution of these accounting issues may have on the reported performance of our properties, we do not report operating data for this tenant.

(6)        Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees this lease.

(7)        Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.

(8)        All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods. Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by rent payable to us. We have not independently verified our tenants’ operating data.

(9)        Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006:

	2007	2006	Change	% Change
	(in thousands, except per share amounts)

Rental income	$44,406	$40,921	$3,485	8.5%
Interest and other income	556	355	201	56.6%

Interest expense	9,160	11,546	(2,386)	(20.7)%
Depreciation expense	11,704	10,922	782	7.2%
General and administrative expense	3,449	3,383	66	2.0%
Impairment of assets	—	1,420	(1,420)	(100.0)%
Loss on early extinguishment of debt	—	1,319	(1,319)	(100.0)%

Net income	20,649	12,686	7,963	62.8%

Weighted average shares outstanding	83,649	71,817	11,832	16.5%

Net income per share	$0.25	$0.18	$0.07	38.9%

Rental income increased because of rents from our real estate acquisitions totaling $145.0 million since April 1, 2006, offset by rent reductions resulting from the sale of three properties during 2006. Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased as a result of our repayment of $20.0 million of our 8 5/8% senior notes due 2012 in January 2007 and $28.2 million of our junior subordinated debentures in June 2006. It has also decreased due to lower amounts outstanding under our revolving credit facility during the 2007 period versus the 2006 period. Our weighted average balance outstanding and interest rate under our revolving credit facility was $111.7 million and 6.1% for the three months ended June 30, 2006 and there were no amounts outstanding for the three months ended June 30, 2007.

Depreciation expense for the second quarter of 2007 increased as a result of real estate acquisitions totaling $145.0 million since April 1, 2006, offset by the sale of three properties during 2006. General and administrative expenses increased in the second quarter of 2007 due to acquisitions since April 1, 2006, offset by higher legal fees during the second quarter of 2006.

During the three months ended June 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that were sold during the fourth quarter of 2006. Also, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by an increase in the weighted average number of shares outstanding resulting from our issuances of common shares in November 2006 and February 2007.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006:

	2007	2006	Change	% Change
	(in thousands, except per share amounts)

Rental income	$88,708	$81,744	$6,964	8.5%
Interest and other income	1,006	701	305	43.5%

Interest expense	19,053	22,917	(3,864)	(16.9)%
Depreciation expense	23,299	21,653	1,646	7.6%
General and administrative expense	7,165	6,783	382	5.6%
Impairment of assets	—	1,420	(1,420)	(100.0)%
Loss on early extinguishment of debt	2,026	6,526	(4,500)	(69.0)%

Net income	38,171	23,146	15,025	64.9%

Weighted average shares outstanding	82,240	71,814	10,426	14.5%

Net income per share	$0.46	$0.32	$0.14	43.8%

Rental income increased because of rents from our real estate acquisitions totaling $150.3 million since January 1, 2006, offset by rent reductions resulting from the sale of three properties during 2006. Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased as a result of our repayment of $20.0 million of our 8 5/8% senior notes due 2012 in January 2007 and $28.2 million of our junior subordinated debentures in June 2006. It has also decreased due to lower amounts outstanding under our revolving credit facility during the 2007 period versus the 2006 period. Our weighted average balance outstanding and interest rate under our revolving credit facility was $27.6 million and 6.1% and $106.9 million and 5.8% for the six months ended June 30, 2007 and 2006, respectively.

Depreciation expense for the first six months of 2007 increased as a result of real estate acquisitions totaling $150.3 million since January 1, 2006, offset by the sale of three properties during 2006. General and administrative expenses increased in 2007 due to acquisitions since January 1, 2006.

During the six months ended June 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that were sold in the fourth quarter of 2006.

During the six months ended June 30, 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of debt of $2.0 million in connection with this purchase. During the six months ended June 30, 2006, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures and $5.2 million in connection with our redemption of some of our 7 7/8% unsecured senior notes due 2015.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by an increase in the weighted average number of shares outstanding resulting from our issuances of common shares in November 2006 and February 2007.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions to our shareholders and to fund acquisitions and capital expenditures, we maintain a revolving credit facility with a group of lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature under which we may expand the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At June 30, 2007, the annual interest rate payable on our revolving credit facility was 6.1%.

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

In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties with a total of 112 units for approximately $14.1 million. We expect to fund this acquisition using cash on hand and, if necessary, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041, but are prepayable in 2008. The purchase of these properties is contingent upon approval of the mortgage lenders, completion of diligence by us and other customary closing conditions. We can provide no assurances that we will purchase either of these properties.

During 2007, we purchased $17.1 million of improvements made to some of our properties. We used cash on hand to fund these purchases.

At June 30, 2007, we had $8.9 million of cash and cash equivalents, $10.2 million in investments in trading securities and $550.0 million available under our revolving credit facility. We expect to use cash balances, investments in trading securities, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

On February 16, 2007, we paid a $0.34 per common share, or $26.4 million, distribution to our common shareholders for the quarter ended December 31, 2006. On May 16, 2007, we paid a $0.34 per common share, or $28.4 million, distribution to our common shareholders for the quarter ended March 31, 2007.  On July 5, 2007, we declared a distribution of $0.34 per common share, or $28.4 million, to be paid to our common shareholders of record on July 19, 2007, with respect to our results for the quarter ended June 30, 2007. We expect to pay this distribution on or about August 16, 2007, using cash on hand.

As of July 30, 2007, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at June 30, 2007 were our unsecured revolving credit facility, two issues totaling $322.5 million of unsecured senior notes and $74.9 million of mortgage debts and bonds secured by 22 of our properties. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of June 30, 2007, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving credit facility.

None of our indentures and related supplements, our revolving credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions with any other debts of $10.0 million or more.  Similarly, a default on our public debt indenture would be a default under our revolving credit facility.

Related Person Transactions

Five Star is our former subsidiary. In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties for approximately $14.1 million. When this purchase is completed, we intend to add these properties to our combined lease for 114 properties with Five Star which has a current term expiring in 2020 and the annual rent under this combined lease will increase by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us and other customary closing conditions. We can provide no assurances that we will purchase either of these properties.

During the six months ended June 30, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $17.1 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1.7 million.

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

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010, and we have an option to extend the maturity by one additional year upon the payment of a fee. At June 30, 2007, we had no amounts outstanding and $550.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt, but would affect our operating results, if we have any floating rate debt outstanding at that time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate obligations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOR EXAMPLE, THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE TWO PROPERTIES FOR $14.1 MILLION AND TO LEASE THEM TO FIVE STAR. OUR DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH EITHER OF THESE PURCHASES. AS A RESULT, THESE PROPOSED PURCHASES AND LEASES MAY NOT OCCUR.

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

PART II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2007, we granted each of our five trustees 1,500 common shares of beneficial interest, par value $0.01 per share, valued at $23.38 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 30, 2007, our shareholders re-elected John L. Harrington (60,596,557 shares voted for and 14,988,955 shares withheld) as a trustee and elected Adam D. Portnoy (59,812,182 shares voted for and 15,773,331 shares withheld) as a new trustee to replace Gerard M. Martin. The term of office of Messrs. Harrington and Portnoy will extend until our annual meeting of shareholders in 2010. Messrs. Frank J. Bailey, Barry M. Portnoy and Frederick N. Zeytoonjian continue to serve as trustees with terms of office expiring in 2009, 2009 and 2008, respectively.

Also at our annual meeting, our shareholders considered two proposals to amend certain provisions of our declaration of trust.  First, our shareholders approved a proposal to amend our declaration of trust to provide that any shareholder who violates our declaration of trust or bylaws will indemnify and hold us harmless from and against all costs, expenses, penalties, fines and other amounts, including attorneys’ and other professional fees, arising from the shareholder’s violation, together with interest on such amounts (62,533,364 shares voted for, 12,550,423 shares voted against and 501,725 shares abstaining).

Second, a proposal to amend our declaration of trust to change the shareholder vote necessary for certain actions and to provide that the required shareholder vote necessary for certain other actions shall be set in our bylaws was not approved (17,822,133 shares voted for, 41,383,815 shares voted against, 347,437 shares abstaining and 16,032,126 broker non-votes).

Item 6.  Exhibits

3.1

Composite Copy of the Company’s Amended and Restated Declaration of Trust, dated September 20, 1999, as amended through June 1, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 1, 2007.)

3.2

Composite Copy of the Company’s Amended and Restated Bylaws, dated March 14, 2003, as amended through May 30, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K, dated June 1, 2007.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: July 30, 2007

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: July 30, 2007