Form 10-Q
period 2007-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2007-11-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15319

SENIOR HOUSING PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3445278
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

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

Number of registrant’s common shares outstanding as of October 31, 2007: 83,688,712.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2007

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I. Financial Information

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Real estate properties, at cost:
Land	$198,576	$198,887
Buildings and improvements	1,648,616	1,615,471
	1,847,192	1,814,358
Less accumulated depreciation	311,627	276,507
	1,535,565	1,537,851

Cash and cash equivalents	3,645	5,464
Restricted cash	3,010	2,435
Deferred financing fees, net	6,461	8,173
Other assets	28,257	30,851
Total assets	$1,576,938	$1,584,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$112,000
Senior unsecured notes due 2012 and 2015, net of discount	321,837	341,673
Secured debt and capital leases	90,143	91,412
Accrued interest	8,156	11,694
Other liabilities	11,265	8,529
Total liabilities	431,401	565,308

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 86,700,000 shares authorized, 83,688,712 and 77,613,127 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	837	776
Additional paid-in capital	1,367,921	1,214,863
Cumulative net income	397,288	338,504
Cumulative distributions	(623,933)	(540,663)
Unrealized gain on investments	3,424	5,986
Total shareholders’ equity	1,145,537	1,019,466
Total liabilities and shareholders’ equity	$1,576,938	$1,584,774

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$44,653	$41,983	$133,361	$123,727
Interest and other income	571	334	1,577	1,034
Total revenues	45,224	42,317	134,938	124,761

Expenses:
Interest	9,223	11,833	28,276	34,751
Depreciation	11,821	10,978	35,120	32,631
General and administrative	3,567	4,088	10,732	10,870
Impairment of assets	—	—	—	1,420
Loss on early extinguishment of debt	—	—	2,026	6,526
Total expenses	24,611	26,899	76,154	86,198

Net income	$20,613	$15,418	$58,784	$38,563

Weighted average shares outstanding	83,659	71,824	82,718	71,818

Basic and diluted earnings per share:
Net income	$0.25	$0.21	$0.71	$0.54

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$58,784	$38,563
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,120	32,631
Impairment of assets	—	1,420
Loss on early extinguishment of debt	2,026	6,526
Amortization of deferred financing fees and debt discounts	1,601	1,355
Change in assets and liabilities:
Restricted cash	(575)	369
Other assets	31	107
Accrued interest	(3,538)	(4,491)
Other liabilities	4,185	6,836
Cash provided by operating activities	97,634	83,316

Cash flows used for investing activities:
Acquisitions	(32,834)	(78,921)
Cash used for investing activities, net	(32,834)	(78,921)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	151,670	—
Proceeds from borrowings on revolving bank credit facility	22,000	179,300
Repayments of borrowings on revolving bank credit facility	(134,000)	(41,000)
Repayment of senior notes	(21,750)	(56,634)
Repayment of junior subordinated debentures	—	(28,241)
Repayment of other debt	(1,269)	(1,275)
Distributions to shareholders	(83,270)	(69,660)
Cash used for financing activities	(66,619)	(17,510)

Decrease in cash and cash equivalents	(1,819)	(13,115)
Cash and cash equivalents at beginning of period	5,464	14,642
Cash and cash equivalents at end of period	$3,645	$1,527

Supplemental cash flow information:
Interest paid	$30,213	$37,890

Non-cash investing activity:
Increase in capital lease assets	—	$(9,975)

Non-cash financing activities:
Increase in capital lease obligations	—	$9,975
Issuance of common shares pursuant to our incentive share award plan	$1,450	$645
Borrowing under revolving credit facility to fund restricted cash for an acquisition	—	$19,700

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

Note 2. Real Estate Properties

At September 30, 2007, we owned 196 properties located in 32 states.

In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties with a total of 112 units for approximately $14.1 million. These acquisitions had not occurred as of September 30, 2007. Residents of these communities pay all of their charges with their private resources. We intend to lease these properties to Five Star Quality Care, Inc., or Five Star, and to add them to our combined lease for 114 properties with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund this acquisition using cash on hand, by borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041, but are prepayable beginning in 2008. The purchase of these properties is contingent upon approval of mortgage lenders, completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase either of these properties.

In September 2007, we agreed to purchase, from an unaffiliated third party, six wellness centers for approximately $76.8 million. Members of these wellness centers pay all of their charges with their private resources. Prior to and following the acquisition, these wellness centers were and will continue to be leased to affiliates of Starmark Holdings, LLC, or Starmark, under three separate leases. These affiliates of Starmark will continue to operate each of the wellness centers under the brand name “Wellbridge”. These leases have a current term expiring in 2023, plus renewal options, and require aggregate annual rent of $6.5 million initially, plus consumer price index, or CPI, based increases. We acquired four of these wellness centers for $42.1 million on October 30, 2007 using cash on hand and borrowings under our revolving credit facility. We expect to fund the acquisition of the two remaining wellness centers using cash on hand, by borrowings under our revolving credit facility and by assuming a mortgage for $14.9 million at 6.9% per annum. This mortgage matures in 2013. The purchase of these two remaining wellness centers is contingent upon approval of mortgage lenders, completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase the two remaining wellness centers.

In October 2007, we agreed to purchase, from two unaffiliated third parties, six senior living properties with a total of 707 units for approximately $78.5 million. The majority of the residents of these communities pay their charges with their private resources. We intend to lease these properties to Five Star and to add them to our combined lease for 114 properties with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $6.3 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund these acquisitions using cash on hand and by borrowings under our revolving credit facility. The purchase of these properties is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase these properties.

During the nine months ended September 30, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $33.1 million of improvements made to our properties which are leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $3.2 million.

Note 3. Unrealized Gain on Investments

On September 30, 2007, we owned one million common shares of HRPT Properties Trust, or HRPT, and 35,000 common shares of Five Star, which are classified as available for sale securities and are carried at fair market value in other assets on our consolidated balance sheet. The unrealized gain on investments shown on our consolidated balance sheet represents the difference between the closing market prices of these HRPT and Five Star shares on September 28, 2007 ($9.89 and $8.22 per share, respectively) and their costs on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4. Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$20,613	$15,418	$58,784	$38,563
Other comprehensive income:
Change in unrealized gain on investments	(501)	379	(2,562)	1,701
Comprehensive income	$20,112	$15,797	$56,222	$40,264

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

We are subject to U.S federal income tax as well as income tax in multiple state and local jurisdictions but, as a real estate investment trust, or REIT, we generally do not pay income tax on our net income distributed to our shareholders. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Note 6. Indebtedness

We have a $550.0 million, interest only, unsecured revolving credit facility. Our revolving credit facility matures in December 2010 and may be extended at our option to December 2011 upon our payment of an extension fee. The interest rate is LIBOR plus a premium (5.9% at September 30, 2007). As of September 30, 2007, we had no amounts outstanding and $550.0 million was available for borrowing under this credit facility and as of October 31, 2007, we had $30.0 million outstanding under this credit facility.

Note 7. Shareholders’ Equity

On August 16, 2007, we paid a $0.34 per share, or $28.4 million, distribution to our common shareholders for the quarter ended June 30, 2007. On October 11, 2007, we declared a distribution of $0.35 per share, or $29.3 million, to be paid to common shareholders of record on October 22, 2007, with respect to our results for the quarter ended September 30, 2007. We expect to pay this distribution on or about November 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2006.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of September 30, 2007 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	41	11,213	$1,019,596	55.2%	$98,816	54.4%
Assisted living facilities	95	6,535	560,888	30.4%	54,751	30.1%
Skilled nursing facilities	58	5,869	221,412	12.0%	17,788	9.8%
Rehabilitation hospitals	2	364	45,296	2.4%	10,264	5.7%
Total	196	23,981	$1,847,192	100.0%	$181,619	100.0%

Tenant/Operator
Five Star (Lease No. 1)	114	9,344	$616,655	33.4%	$50,229	27.7%
Five Star (Lease No. 2) (3)	30	7,275	662,219	35.9%	66,068	36.4%
Five Star Rehabilitation Hospitals (4)	2	364	45,296	2.4%	10,264	5.7%
Sunrise/Marriott (5)	14	4,091	325,165	17.6%	30,815	17.0%
NewSeasons/IBC (6)	10	873	87,641	4.7%	9,298	5.1%
Alterra/Brookdale (7)	18	894	61,122	3.3%	7,827	4.3%
6 private companies (combined)	8	1,140	49,094	2.7%	7,118	3.8%
Total	196	23,981	$1,847,192	100.0%	$181,619	100.0%

Tenant Operating Statistics (Quarter Ended June 30,) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2007		2006		2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1)(9)	1.34	x	1.45	x	89%	89%	54%	50%	16%	15%	30%	35%
Five Star (Lease No. 2)(3)	1.61	x	1.50	x	91%	93%	80%	81%	17%	15%	3%	4%
Five Star Rehabilitation Hospitals (4)	0.67	x	NA		60%	NA	31%	NA	63%	NA	6%	NA
Sunrise/Marriott (5)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	1.16	x	1.21	x	83%	85%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.06	x	1.97	x	87%	86%	98%	98%	—	—	2%	2%
6 private companies (combined)	2.07	x	2.00	x	89%	90%	25%	26%	24%	24%	51%	50%

Tenant Operating Statistics (Six Months Ended June 30,) (8)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicare		Medicaid
	2007		2006		2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1)(9)	1.33	x	1.45	x	89%	90%	54%	48%	16%	17%	30%	35%
Five Star (Lease No. 2)(3)	1.53	x	1.33	x	92%	93%	80%	82%	17%	15%	3%	4%
Five Star Rehabilitation Hospitals (4)	0.83	x	NA		60%	NA	32%	NA	62%	NA	6%	NA
Sunrise/Marriott (5)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	1.11	x	1.18	x	83%	85%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.05	x	1.99	x	87%	88%	98%	98%	—	—	2%	2%
6 private companies (combined)	1.90	x	1.98	x	89%	91%	25%	25%	24%	25%	51%	50%

(1)   Amounts are before depreciation, but after impairment write downs.

(2)   Properties where the majority of living units are independent living apartments are classified as independent living communities.

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

(4)   On October 1, 2006, Five Star assumed the operations of these rehabilitation hospitals. These hospitals were formerly operated by HealthSouth Corporation, or HealthSouth. Because we do not have reliable information about the operations of the hospitals by HealthSouth, we do not report operating data for these hospitals before October 1, 2006. The occupancy percentage is based on a 342 available beds capacity.

(5)   Marriott International, Inc., or Marriott, guarantees this lease. Sunrise has not filed its Annual Reports on Form 10-K for 2005 and 2006, and Quarterly Reports on Form 10-Q for the three quarters of 2006 and the first two quarters of 2007 with the Securities and Exchange Commission due to accounting issues. Because we do not know what impact the resolution of these accounting issues may have on the reported performance of our properties, we do not report operating data for this tenant.

(6)   Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees this lease.

(7)   Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.

(8)   All tenant operating data presented are based upon the operating results provided by our tenants for the indicated periods. Rent coverage is calculated as operating cash flow from our tenants’ facility operations, before subordinated charges and capital expenditure reserves, divided by the minimum rent payable to us. We have not independently verified our tenants’ operating data.

(9)   Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006:

	2007	2006	Change	% Change
	(in thousands, except per share amounts)

Rental income	$44,653	$41,983	$2,670	6.4%
Interest and other income	571	334	237	71.0%

Interest expense	9,223	11,833	(2,610)	(22.1)%
Depreciation expense	11,821	10,978	843	7.7%
General and administrative expense	3,567	4,088	(521)	(12.7)%

Net income	$20,613	$15,418	$5,195	33.7%

Weighted average shares outstanding	83,659	71,824	11,835	16.5%

Net income per share	$0.25	$0.21	$0.04	19.0%

Rental income increased because of rents from our real estate acquisitions totaling $148.0 million since July 1, 2006, offset by rent reductions resulting from the sale of three properties during the fourth quarter of 2006. Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased as a result of our repayment of $20.0 million of our 8 5/8% senior notes due 2012 in January 2007. It has also decreased due to lower amounts outstanding under our revolving credit facility during the 2007 period versus the 2006 period. Our weighted average balance outstanding and interest rate under our revolving credit facility was $160.2 million and 6.3% for the three months ended September 30, 2006 and there were no amounts outstanding for the three months ended September 30, 2007.

Depreciation expense for the third quarter of 2007 increased as a result of real estate acquisitions totaling $148.0 million since July 1, 2006, offset by the sale of three properties during the fourth quarter of 2006. General and administrative expenses decreased in the third quarter of 2007 due to a decrease in the litigation costs associated with HealthSouth during the three months ended September 30, 2007 offset by an increase in expenses resulting from acquisitions since July 1, 2006.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by an increase in the weighted average number of shares outstanding resulting from our issuances of common shares in November 2006 and February 2007.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006:

	2007	2006	Change	% Change
	(in thousands, except per share amounts)

Rental income	$133,361	$123,727	$9,634	7.8%
Interest and other income	1,577	1,034	543	52.5%

Interest expense	28,276	34,751	(6,475)	(18.6)%
Depreciation expense	35,120	32,631	2,489	7.6%
General and administrative expense	10,732	10,870	(138)	(1.3)%
Impairment of assets	—	1,420	(1,420)	(100.0)%
Loss on early extinguishment of debt	2,026	6,526	(4,500)	(69.0)%

Net income	$58,784	$38,563	$20,211	52.4%

Weighted average shares outstanding	82,718	71,818	10,900	15.2%

Net income per share	$0.71	$0.54	$0.17	31.5%

Rental income increased because of rents from our real estate acquisitions totaling $151.0 million since January 1, 2006, offset by rent reductions resulting from the sale of three properties during the fourth quarter of 2006. Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased as a result of our repayment of $20.0 million of our 8 5/8% senior notes due 2012 in January 2007 and $28.2 million of our junior subordinated debentures in June 2006. It has also decreased due to lower amounts outstanding under our revolving credit facility during the 2007 period versus the 2006 period. Our weighted average balance outstanding and interest rate under our revolving credit facility was $18.3 million and 6.2% and $124.7 million and 6.0% for the nine months ended September 30, 2007 and 2006, respectively.

Depreciation expense for the first nine months of 2007 increased as a result of real estate acquisitions totaling $151.0 million since January 1, 2006, offset by the sale of three properties during the fourth quarter of 2006. General and administrative expenses decreased in 2007 due to a decrease in the litigation costs associated with HealthSouth during the nine months ended September 30, 2007 offset by an increase in expenses resulting from acquisitions since January 1, 2006.

During the nine months ended September 30, 2006, we recognized an impairment of assets charge of $1.4 million related to three properties that were sold in the fourth quarter of 2006.

During the nine months ended September 30, 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of debt of $2.0 million in connection with this purchase. During the nine months ended September 30, 2006, we recognized a loss on early extinguishment of debt of $1.3 million in connection with our redemption of our junior subordinated debentures and $5.2 million in connection with our redemption of some of our 7 7/8% unsecured senior notes due 2015.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to pay operating expenses and distributions to our shareholders and to fund acquisitions and capital expenditures, we maintain a revolving credit facility with a group of lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature which may permit us to increase the maximum borrowing to $1.1 billion, in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At September 30, 2007, the annual interest rate payable on our revolving credit facility was 5.9%. As of September 30, 2007, we had no amounts outstanding under this credit facility and as of October 31, 2007, we had $30.0 million outstanding under this credit facility.

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

In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties with a total of 112 units for approximately $14.1 million. These acquisitions had not occurred as of September 30, 2007. Residents of these communities pay all of their charges with their private resources. We intend to lease these properties to Five Star and to add them to our combined lease for 114 properties with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund this acquisition using cash on hand, by borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum. Both mortgages mature in 2041, but are prepayable beginning in 2008. The purchase of these properties is contingent upon approval of mortgage lenders, completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase either of these properties.

In September 2007, we agreed to purchase, from an unaffiliated third party, six wellness centers for approximately $76.8 million. Members of these wellness centers pay all of their charges with their private resources. Prior to and following the acquisition, these wellness centers were and will continue to be leased to affiliates of Starmark under three separate leases. These affiliates of Starmark will continue to operate each of the wellness centers under the brand name “Wellbridge”. These leases have a current term expiring in 2023, plus renewal options, and require aggregate annual rent of $6.5 million initially, plus consumer price index, or CPI, based increases. We acquired four of these wellness centers for $42.1 million on October 30, 2007 using cash on hand and borrowings under our revolving credit facility. We expect to fund the acquisition of the two remaining wellness centers using cash on hand, by borrowings under our revolving credit facility and by assuming a mortgage for $14.9 million at 6.9% per annum. This mortgage matures in 2013. The purchase of these two remaining wellness centers is contingent upon approval of mortgage lenders, completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase the two remaining wellness centers.

In October 2007, we agreed to purchase, from two unaffiliated third parties, six senior living properties with a total of 707 units for approximately $78.5 million. The majority of the residents of these communities pay their charges with their private resources. We intend to lease these properties to Five Star and to add them to our combined lease for 114 properties with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $6.3 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. We expect to fund these acquisitions using cash on hand and by borrowings under our revolving credit facility. The purchase of these properties is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase these properties.

During 2007, we purchased $33.1 million of improvements made to certain of our properties. We used cash on hand to fund these purchases.

At September 30, 2007, we had $3.6 million of cash and cash equivalents and $550.0 million available under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

On February 16, 2007, we paid a $0.34 per common share, or $26.4 million, distribution to our common shareholders for the quarter ended December 31, 2006. On May 16, 2007, we paid a $0.34 per common share, or $28.4 million, distribution to our common shareholders for the quarter ended March 31, 2007. On August 16, 2007, we paid a $0.34 per common share, or $28.4 million, distribution to our common shareholders for the quarter ended June 30, 2007. On October 11, 2007, we declared a distribution of $0.35 per common share, or $29.3 million, to be paid to our common shareholders of record on October 22, 2007, with respect to our results for the quarter ended September 30, 2007. We expect to pay this distribution on or about November 15, 2007, using cash on hand and borrowings under our revolving credit facility.

As of October 31, 2007, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at September 30, 2007, were our unsecured revolving credit facility, two issues totaling $322.5 million of unsecured senior notes and $74.5 million of mortgage debts and bonds secured by 22 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of September 30, 2007, we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving credit facility.

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

Related Person Transactions

Five Star is our former subsidiary. In March 2007, we agreed to purchase, from an unaffiliated third party, two senior living properties for approximately $14.1 million. These acquisitions had not occurred as of September 30, 2007. In October 2007, we agreed to purchase, from two unaffiliated third parties, six senior living properties for approximately $78.5 million. When these purchases are completed, we intend to lease these properties to Five Star and to add them to our combined lease for 114 properties with Five Star, which has a current term expiring in 2020 and we expect the aggregate annual rent under this combined lease will increase by approximately $7.4 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2009. The purchase of these properties is contingent upon approval of mortgage lenders, completion of diligence by us and Five Star and other customary closing conditions. We can provide no assurances that we will purchase these properties.

During the nine months ended September 30, 2007, pursuant to the terms of our existing leases with Five Star, we purchased $33.1 million of improvements made to certain our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $3.2 million.

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

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010, and we have an option to extend the maturity by one additional year upon the payment of a fee. At September 30, 2007, we had no amounts outstanding and $550.0 million was available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOR EXAMPLE, THIS QUARTERLY REPORT STATES THAT WE HAVE ENTERED INTO AGREEMENTS FOR $92.6 MILLION TO PURCHASE EIGHT SENIOR LIVING PROPERTIES AND TO LEASE THEM TO FIVE STAR AND TO PURCHASE TWO WELLNESS CENTERS LEASED TO STARMARK HOLDINGS, LLC. OUR DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH THESE PURCHASES. CERTAIN OF THESE PURCHASES ARE CONTINGENT UPON APPROVALS FROM THIRD PARTY MORTGAGES, WHICH APPROVALS MAY NOT BE OBTAINED. AS A RESULT, ONE OR MORE OF THESE PROPOSED PURCHASES AND LEASES MAY NOT OCCUR.

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

PART II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2007, pursuant to our incentive share award plan, we granted 34,800 common shares of beneficial interest, par value $0.01 per share, valued at $21.86 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day to our officers and certain employees or our manager, Reit Management & Research LLC. All of these grants were made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: November 1, 2007

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 1, 2007