Form 10-K
period 2007-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2008-02-29
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-796-8350

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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non —Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1.7 billion based on the $20.35 closing price per common share on the New York Stock Exchange on June 29, 2007. For purposes of this calculation, an aggregate of 250,168 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 28, 2008: 94,901,249.

In this Annual Report on Form 10-K, the terms “SNH”, “Senior Housing”, the “Company”, “we”, “us” and “our” include Senior Housing Properties Trust, and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2008, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT THEY ARE NOT GUARANTEED TO OCCUR AND THEY MAY NOT OCCUR.  FOR EXAMPLE:

•                  WE BELIEVE THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 68% OF OUR RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US.  HOWEVER, FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS;

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS;

•                  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS;

•                  CHANGES IN REGULATIONS EFFECTING ITS OPERATIONS; AND

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR’S COST INCREASES.

IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS;

•                  WE HAVE AGREEMENTS TO PURCHASE 16 SENIOR LIVING FACILITIES FOR $197.6 MILLION AND TO LEASE THEM TO FIVE STAR.  HOWEVER, OUR DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH THESE PURCHASES.  CERTAIN OF THESE PURCHASES ARE CONTINGENT UPON APPROVALS FROM THIRD PARTY MORTGAGE LENDERS, WHICH APPROVALS MAY NOT BE OBTAINED.  AS A RESULT, ONE OR MORE OF THESE PROPOSED PURCHASES AND LEASES MAY NOT OCCUR.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FOR EXAMPLE:

•                  IF THE CURRENT TURMOIL IN THE CAPITAL MARKET MAKES THE AVAILABILITY OF CAPITAL LESS AVAILABLE TO US THAN IT HAS BEEN IN THE PAST, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY.

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

SENIOR HOUSING PROPERTIES TRUST
2007 FORM 10-K ANNUAL REPORT

Table of Contents

Part I
		Page
Item 1.	Business	1
Item 1A.	Risk Factors	30
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	37

Part II

Item 5.	Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51*
Item 14.	Principal Accountant Fees and Services	51*

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51

	Signatures

	* Incorporated by reference from our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 15, 2008.

PART I

Item 1.  Business

The Company.

We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998.  As of December 31, 2007, we owned 202 properties located in 32 states.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $1.9 billion.  Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

We believe that the aging of the United States population will increase demand for existing senior apartments, independent living properties, assisted living properties and nursing homes and encourage development of new properties.  We plan to profit from this demand by purchasing additional properties and leasing them at initial rents that are greater than our costs of capital and by structuring leases that provide for periodic rental increases.

Our present business plan contemplates investments in age restricted apartment buildings, independent living properties, assisted living properties, nursing homes, rehabilitation hospitals and wellness centers.  Some properties combine more than one type of service in a single building or campus. Our board of trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

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

Independent Living Properties.  Independent living properties, or congregate care communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living property usually bundles several services as part of a regular monthly charge.  For example, an independent living property may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living properties, separate parts of the property are dedicated to assisted living or nursing services.

Assisted Living Properties.  Assisted living properties typically have one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing.  Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

Nursing Homes.  Nursing homes generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built nursing home includes mostly rooms with one or two beds, a separate bathroom and shared dining facilities. Licensed nursing professionals staff nursing homes 24 hours per day.

Rehabilitation Hospitals.  Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in nursing homes.  Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily.  IRFs often have outpatient satellite clinics as part of the IRF continuum of care.  Our two rehabilitation hospitals have beds available for inpatient services and provide extensive outpatient services from the hospitals’ premises.  In addition, these two hospitals operate outpatient clinics where patients discharged from the inpatient setting can continue their therapy programs such, as rehabilitation services for amputee, brain injury, cardio-pulmonary, orthopedic, spinal cord injury, stroke and neurorehabilitation.

Wellness Centers.  Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas, and children’s centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs providing premium facilities and programs.

 Other Types of Real Estate.  In the past we have considered investing in real estate different from senior housing properties.  We may explore such alternative investments in the future.

Tenants.

Each of our properties is included in one of our 15 leases.  The following chart presents a summary of these leases as of December 31, 2007 (dollars in thousands).  This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties (units/beds)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)	114 (9,344)	$622,200	$545,450	$52,868	12/31/20	1 for 15 years.
Five Star Quality Care, Inc. (Lease No. 2)	30 (7,275)	667,256	570,190	67,917	12/31/17	1 for 10 years. 1 for 5 years.
Five Star Quality Care, Inc. (Rehabilitation Hospitals)	2 (364)	47,897	33,985	10,598	6/30/26	1 for 20 years.
Sunrise Senior Living, Inc./Marriott International, Inc. (1)	14 (4,091)	325,165	226,276	31,727	12/31/13	4 for 5 years each.
NewSeasons Assisted Living Communities, Inc. /Independence Blue Cross (2)	10 (873)	87,641	79,681	9,298	4/30/17	2 for 15 years each.
Alterra Healthcare Corporation/Brookdale Senior Living, Inc. (3)	18 (894)	61,122	53,449	7,873	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1 (156)	13,007	9,421	1,548	12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp	1 (140)	15,598	5,370	1,294	12/31/10	3 for 10 years each.
HealthQuest,Inc..	3 (361)	7,589	4,589	1,632	6/30/16	1 for 10 years.
Covenant Care, Inc.	1 (180)	3,503	2,210	1,131	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,119	930	12/31/15	1 for 10 years.
The MacIntosh Company	1 (200)	4,204	3,010	604	6/30/19	1 for 10 years.
Starmark Holdings, LLC (Wellbridge) (4)	3 (NA )	32,414	32,262	2,805	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge) (4)	1 (NA )	11,199	11,166	774	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge) (4)	2 (NA )	36,359	36,278	2,940	11/30/23	3 for 10 years each.
Totals	202 (23,981)	$1,940,347	$1,616,456	$193,939

(1)          These properties are leased to Sunrise Senior Living, Inc., or Sunrise; this lease is guaranteed by Marriott International, Inc., or Marriott.

(2)          These properties are leased to NewSeasons Assisted Living Communities Inc., or NewSeasons; this lease is guaranteed by Independence Blue Cross, a Pennsylvania health insurance company.

(3)          These properties are leased to Alterra Healthcare Corporation, or Alterra; this lease is guaranteed by Brookdale Senior Living, Inc., or Brookdale.

(4)          These properties are leased to Starmark Holdings, LLC, or Starmark, under three separate leases.

Five Star.  We lease 144 senior living communities and two rehabilitation hospitals to Five Star for annual rent of $131.4 million, under six leases.

We have one lease for 30 independent and assisted living properties expiring in 2017 for annual rent of $67.9 million. Five Star pays additional rent equal to 4% of the increase in revenues at these properties over 2005 revenues.

In addition, we have one lease for 93 properties, one for 16 properties, one for four properties and one for one property, all of which expire in 2020. The three smaller leases are on substantially similar terms to the lease for 93 properties. The properties in the three smaller leases secure mortgage debt payable to third parties and the leases provide that upon the repayment of the mortgage debt, the properties will be added to the larger lease.  For the purposes of this Annual Report on Form 10-K, we discuss the three smaller leases as part of the lease for 93 properties. At December 31, 2007, this combined lease included 114 senior living properties consisting of 47 nursing homes and 67 independent and assisted living properties leased until 2020 for annual rent of $52.9 million.  At 133 of the properties, the leases require additional rent equal to 4% of the increase in revenues above base amounts. Beginning in 2008 and 2009, the leases for the remaining 11 properties require additional rent equal to 4% of the increase in revenues above base amounts.

We also lease two rehabilitation hospitals to Five Star.  The term of the lease with Five Star for the two rehabilitation hospitals expires on June 30, 2026, and Five Star has one renewal option. These two hospitals provide health rehabilitation services and are located in Braintree and Woburn, Massachusetts. The annual rent for these two hospitals is $10.6 million per year.

Five Star was formerly our 100% owned subsidiary.  We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted on their leases.  We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001.  One of our trustees is currently a director of Five Star.  Today, Five Star is a separate company listed on the American Stock Exchange under the symbol “FVE” and, as of December 31, 2007, is responsible for 68% of our annual rent.  Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable. However, we believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us.

As of the date of this report, Five Star has not filed its Annual Report on Form 10-K for the year ended December 31, 2007. Therefore, summary audited financial information regarding Five Star is not now available. We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

Sunrise Senior Living, Inc.  Until 2003, Marriott Senior Living Services, Inc., or MSLS, was our tenant for the 14 properties leased until 2013 for annual rent of $31.7 million. In March 2003, Marriott sold MSLS to Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS.  SLS is a 100% owned subsidiary of Sunrise. Marriott continues to guarantee the lease for these 14 properties leased to Sunrise.

NewSeasons Assisted Living Communities, Inc. We lease 10 assisted living properties to NewSeasons until 2017, plus renewal options.  The rent payable to us averages approximately $9.3 million per year during the initial lease term, although it is currently $8.4 million per year and will increase at agreed times during the lease term. Substantially all of the revenues at these properties are paid by residents from their private resources. NewSeasons is a subsidiary of Independence Blue Cross, or IBC.  IBC is a large regional health insurance company based in Philadelphia, Pennsylvania, with reported revenues of approximately $10.5 billion in 2006. IBC has guaranteed NewSeasons’s rent to us.

Alterra Healthcare Corporation / Brookdale Senior Living.  We lease 18 assisted living properties to Alterra until 2017, plus renewal options.  The annual rent under this lease is $7.9 million per year, including additional rent calculated as a percentage of increases in the revenues at these properties above base amounts. Residents pay a majority of the revenues at these properties from their private resources. Brookdale acquired Alterra in 2003 and Alterra became a subsidiary of Brookdale. Brookdale is a public company listed on the New York Stock Exchange, or NYSE, under the listing “BKD”. Brookdale has guaranteed Alterra’s rent to us.

Genesis HealthCare Corporation.  We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, for $1.5 million of annual rent until 2016, plus renewal options. Genesis has guaranteed the rent payable to us under this lease and we hold a security deposit of $235,000 to secure payment of this rent.  In July 2007, Formation Capital and JER Partners acquired Genesis and, as such, Genesis is no longer a publicly traded company.

ABE Briarwood Corp. We lease one skilled nursing facility in Canonsburg, Pennsylvania to a subsidiary of ABE Briarwood Corp., a privately owned company, for $1.3 million of annual rent until 2010, plus renewal options. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc.  Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc. and is secured by a security deposit of $600,000.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company, until 2016, plus a renewal option.  The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us averages approximately $1.6 million per year during the initial lease term, although it is currently $1.2 million per year and will increase at agreed times during the lease term.

Covenant Care, Inc.  We lease one skilled nursing facility in Fresno, California to a subsidiary of Covenant Care, Inc., a privately owned company, for $1.1 million of annual rent until 2015, plus a renewal option.  Covenant Care, Inc. guarantees the lease and has secured its obligation with a security deposit of $900,000.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, Washington to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015, plus a renewal option. The rent payable to us averages $930,000 per year during the lease term, although it is currently $916,000 per year and increases at agreed times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and has secured its obligation with a security deposit of $385,000.

The MacIntosh Company.  We lease one skilled nursing facility in Grove City, Ohio to The MacIntosh Company for $604,000 of annual rent until 2019, plus a renewal option.  A management company affiliate of our tenant and the former and current majority shareholders of the tenant and the management company, which are privately owned, guarantee this lease.

Starmark Holdings, LLC (Wellbridge).  We lease six wellness centers located in Bel Air, Maryland (1); Tampa, Florida (1); Atlanta, Georgia (1); and Albuquerque, New Mexico (3) under three separate leases. These properties are leased to subsidiaries of Starmark, a private company, and the leases are guaranteed by Starmark. These leases have a current term expiring in 2023, plus renewal options and require aggregate annual rent of $6.5 million initially, plus consumer price index, or CPI, based increases in the future.

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

Events of Default.  Under our leases, events of default generally include:

•                  failure of the tenant to pay rent or any other money when due;

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

The existence of these triple net lease terms does not guarantee that our tenants will honor their obligations to us.

Investment Policies.

Acquisitions.  Our present investment goals are to acquire additional properties primarily for income and secondarily for appreciation potential.  In implementing this acquisition strategy, we consider a range of factors relating to proposed acquisitions, including:

•                  use and size of the property;

•                  proposed acquisition price;

•                  proposed lease terms;

•                  availability and reputation of a financially qualified lessee or guarantor;

•                  historical and projected cash flows from the operations of the property;

•                  estimated replacement cost of the property;

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

We did not sell any properties in 2007.  During 2006, we sold three skilled nursing facilities which had been leased to Five Star as part of the combined lease which included other properties. All three skilled nursing facilities were sold to an unaffiliated party.  As a result of these sales, Five Star’s rent for the combined lease which included these properties was reduced by a percentage of the net proceeds of sale which we realized.

Financing Policies.

There are no limitations in our organizational documents on the amount of indebtedness we may incur.  Our revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth.  However, our board of trustees may seek to amend these covenants or seek replacement financings with less restrictive covenants.  In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

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

Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR.  RMR originates and presents investment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our managing trustees. Adam Portnoy is the President and Chief Executive Officer of RMR. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 332-3990. RMR also has agreed to provide certain services to Five Star, and RMR has other business interests. The directors of RMR are Gerard M. Martin, Barry Portnoy, Adam Portnoy and David J. Hegarty, our President and

Chief Operating Officer.  The executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; Richard A. Doyle, Senior Vice President; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President; John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer; and Andrew J. Rebholz, Senior Vice President. Messrs. Hegarty and Doyle are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

We have no employees.  Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers.  As of February 28, 2008, RMR had approximately 500 full-time employees.

Government Regulation and Reimbursement.

The regulatory environment of the senior living industry is extensive. Most of these laws and regulations affect the manner in which our tenants operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices and laws generally affecting our tenants’ operation of our properties and how our tenants otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living facilities that participate in Medicaid and skilled nursing facilities and hospitals that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physicians referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living, skilled nursing facilities and hospitals apply whether or not facilities accept Medicare or Medicaid funding, and typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay our rents and the values of our properties.

Many senior living facilities are subject to regulation and licensing by state and local health and social service agencies or other regulatory authorities. Hospitals are subject to regulations and licensing by state health authorities. In most states in which we own properties, our tenants are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, a certificate of need is required in most states before a skilled nursing facility or hospital can be opened or the services at an existing facility can be expanded. In a few states, certificate of need requirements also apply to assisted living facilities.  Senior living facilities and hospitals are also subject to state and local building, zoning, fire and food service codes and must be in compliance with applicable codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants’ ability to expand their facilities in existing markets. In addition, if any of our tenants operate our property outside of the scope of their licensed authority, their doing so could subject them to penalties, including closure of the facility.

Healthcare facilities like those that we own seem to be subject to increasing numbers of inspections or surveys and potential enforcement actions by governmental authorities. Unannounced surveys or inspections may occur annually or biannually, or following a state’s receipt of a complaint about the facility.  From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed plan of corrective action relating to the affected facility’s operations, but the governmental agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid certification, suspension or denial of admissions, partial or full denial of payments, state oversight, or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification or other sanctions or penalties could adversely affect the ability of a tenant to pay its rents. Our tenants may also expend considerable resources to respond to federal and state investigations or other enforcement actions under applicable laws or regulations. Our tenants receive notices of potential sanctions and enforcement remedies from time to time, and such sanctions and penalties are imposed from time to time on our tenants. If any of our tenants were to fail to comply with any applicable legal requirements, or be unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect the affected tenants’ abilities to pay their rents. State Attorney Generals typically enforce consumer protection laws relating to senior living services and hospitals. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living and nursing facilities and hospitals under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive federal or state funds.

Certain current state laws and regulations allow enforcement officials to make determinations as to whether the care provided at our tenants exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license might result in the immediate discharge and transfer of residents, which could adversely affect the ability of a tenant to pay rent to us. Furthermore, certain states and the federal government may allow citations in one facility to impact other facilities operated by the same entity or a related entity in the state or, in certain circumstances, in another state. Revocation of a license or certification at one facility could therefore impact a tenant’s ability to obtain new licenses or certifications or to renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us. In addition, an adverse finding by survey officials may serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility or a related individual or entity.

Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including state Medicaid waiver programs for services in assisted living facilities, the Medicare and Medicaid skilled nursing facility or hospital benefit programs, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates are limiting the payment levels for certain services provided at these facilities.  Because of revenue shortfalls, budget deficits and cost containment measures in numerous states, and the current federal budget deficit and other federal priorities, we expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants in 2007 and that in some instances Medicaid rates may decline, and we are unable to estimate how recent or future Medicare rate changes will affect certain tenants. This combination of events may make it increasingly difficult for some of our tenants to pay rent to us.

Medicare reimburses skilled nursing facilities under a prospective payment system, or the PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar Medicaid prospective payment systems. Phased in over three years starting in 1998, the PPS was intended to reduce the rate of growth in Medicare payments by giving skilled nursing facilities incentives to furnish only necessary services, and to cause those services to be delivered efficiently. During the first full year of the phase-in, the average Medicare per diem payment declined about 9%, according to the Government Accountability Office. Between November 1999, and January 1, 2006, Congress provided some relief from the impact of the PPS through various temporary increases in payment rates and a temporary moratorium on some therapy limitations for residents covered under Medicare Part B.  Effective January 1, 2006, the Federal Centers for Medicare and Medicaid Services, or CMS, revised the PPS RUG payment categories and rates, eliminating the temporary rate increases formerly in effect.  For many nursing homes, the PPS revisions effectively eliminated rate increases of 3% that had gone into effect in October 2005.  In October 2006, and again in October 2007, the Medicare PPS rates were increased by 3%.

The federal government is also seeking to slow the growth of Medicare and Medicaid payments to skilled nursing facilities pursuant to the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006.  Under the DRA, the limits on Medicare Part B payments for outpatient therapies, previously subject to a moratorium, went into effect, subject to an exemption if Medicare found additional services to be medically necessary for an individual.  The exemption process was extended through the end of 2007, pursuant to the Tax Relief and Health

Care Act of 2006, enacted in December 2006.  Under the Medicare, Medicaid and SCHIP Extension Act of 2007, or the SCHIP Extension Act, enacted in December 2007, the exemption process for therapy services has been extended an additional six months through June 30, 2008.  The DRA also reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid.  In addition, the DRA increased the “look-back” period for prohibited asset transfers that disqualify individuals from receiving Medicaid nursing home benefits, from three to five years. The period of Medicaid ineligibility now begins on the date of the prohibited transfer or the date the individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period.

The DRA also includes provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities. In 2007, the Secretary of Health and Human services awarded competitive grants for two or more years to a majority of states for demonstration projects to provide home and community based long term care services to individuals relocated from nursing homes, providing an increased federal Medicaid percentage payment for 12 months for each qualifying beneficiary. Also, effective as of January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans.  States must establish needs based criteria for the services, and more stringent needs based criteria for nursing home services. They may cap enrollment, maintain waiting lists, and offer the home and community based services in only some parts of a state, as Medicaid waivers allow. The Secretary of Health and Human Services will compare and assess outcomes and costs of long term care services provided at different types of sites.

In 2004, CMS revised the Medicare standards that rehabilitation hospitals are required to meet in order to participate in the Medicare program as IRFs.  The rule, known as the “75% rule”, was amended in December 2007 by the SCHIP Extension Act, and now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF PPS, at least 60% of a facility’s total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  In order to maintain their current levels of Medicare revenues, many rehabilitation hospitals have needed to reduce their numbers of non-qualifying patients and replace them with qualifying patients.  Before it was amended in 2007, the 75% rule was being phased in over a four year period that began on July 1, 2004.  For cost reporting periods starting on and after July 1, 2006, 60% of a facility’s inpatients must have required intensive rehabilitation services for one of the designated medical conditions.  For cost reporting periods starting on and after July 1, 2007, and July 1, 2008, the required percentages were 65% and 75%, respectively.  As a result of the 2007 amendment, the minimum requirement is now 60% for these and future cost reporting periods.  If Five Star is unable to maintain compliance with this requirement at our rehabilitation hospitals, Medicare rates paid to Five Star at these hospitals could be materially adversely affected.

Our tenants who operate facilities that participate in Medicare, Medicaid and other federal or state health care reimbursement programs are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement that are false, fraudulent or are for items or services that were not provided as claimed. Fraud and false claims laws vary from state to state and these laws are sometimes not interpreted consistently. Violation of any of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from federal and state health care payment programs.  An adverse determination concerning any of our tenants’ licenses or eligibility for Medicare or Medicaid reimbursement or the costs of required compliance with applicable federal or state regulations could adversely affect these tenants’ abilities to pay their rent to us.

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

Our tenants are also subject to federal and state laws designed to protect the confidentiality and security of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern our tenants’ use and disclosure of health information at certain HIPAA covered facilities. The costs to comply with these rules may adversely affect the abilities of our tenants to pay their rent to us.

If any of our tenants becomes unable to operate our properties or to pay our rents because it has violated government regulations or payment laws, we may have great difficulty finding a substitute tenant or selling the leased property for a fair price and the value of an affected property may decline materially.

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

Segment Reporting.

As of December 31, 2007, we have two operating segments. The first operating segment provides short term and long term residential facilities that offer dining for residents.  Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  The second operating segment provides specialized facilities that offer fitness, wellness and spa services to members.  All of our facilities are operated by others under long term leases with the Company.

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

The Internal Revenue Code of 1986, as amended, or the IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the Internal Revenue Service, or IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary.  The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1999.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the IRC as a REIT.

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

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2007 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

                                                (1)           that is managed by one or more trustees or directors;

                                                (2)           the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

                                                (3)           that would be taxable, but for Sections 856 through 859 of the IRC, as a C corporation;

                                                (4)           that is not a financial institution or an insurance company subject to special provisions of the IRC;

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries.  Among other requirements, a taxable REIT subsidiary must:

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

As of January 1, 2001, we acquired 100% ownership of several formerly 99% owned corporate subsidiaries, and filed a taxable REIT subsidiary election with each of these subsidiaries effective January 1, 2001.  These elections were revoked early in taxable year 2002, in connection with our spin-off of Five Star Quality Care, Inc. and our associated diminished ownership of these subsidiaries.  We have received an opinion of counsel that it is more likely than not that these subsidiaries were taxable REIT subsidiaries from January 1, 2001 until the revocation of the taxable REIT subsidiary elections.  We had submitted a private letter ruling request to the IRS to confirm that these subsidiaries complied with the requirement that prohibits the direct or indirect operation or management of a healthcare facility by a taxable REIT subsidiary, but withdrew this request before any IRS ruling was issued.  If it is determined that these subsidiaries were ineligible for taxable REIT subsidiary status, we believe that the subsidiaries would instead have been qualified REIT subsidiaries under Section 856(i) of the IRC as of January 1, 2001 because we owned 100% of them and they were not properly classified as taxable REIT subsidiaries.  As our qualified REIT subsidiaries, the gross income from the subsidiaries’ healthcare facilities would be treated as our own, and as a general matter would be nonqualifying income for purposes of the 75% and 95% gross income tests discussed below.  However, we took steps to qualify for the 75% and 95% gross income tests under the relief provision described below.  Thus, even if the IRS or a court ultimately determines that these subsidiaries failed to qualify as our taxable REIT subsidiaries, and that this failure thereby implicated our compliance with the 75% and 95% gross income tests discussed below, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.  If this relief provision were to apply to us, we would be subject to tax at a 100% rate on the greater of the amount by which we failed the 75% or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, we would expect to owe little or no tax in these circumstances.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, mortgages on real property, income and gain from foreclosure property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows:  except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the IRC, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

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

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•                  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

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

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

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

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, gross income from such a business operation would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.

Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.  As discussed below, these foreclosure property rules do not apply to the two hospitals that were the subject of our dispute with HealthSouth Corporation, or HealthSouth.

From the inception of our dispute through the end of both our 2004 and 2005 taxable years, HealthSouth remained in possession of the two hospitals and only paid us amounts that were in the nature of “rents from real property”.  We attached a statement to both our 2004 and 2005 federal income tax returns that summarized our dispute with HealthSouth and expressed our intent that a foreclosure property election apply to the two subject hospitals when and if appropriate.  But because the only amounts we received from HealthSouth through the end of our 2004 and 2005 taxable years were in the nature of “rents from real property”, we believe that our 2004 and 2005 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and that no foreclosure property income tax was owed on such amounts.

In 2006 we settled our litigation with HealthSouth by reinstating our lease with them through September 30, 2006 in exchange for a fixed rental sum.  Again, because the only amounts we received from HealthSouth in 2006 were in the nature of “rents from real property”, we believe that our 2006 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and that no foreclosure property income tax was owed on such amounts.  Effective October 1, 2006, we leased these two hospitals to a healthcare operating company, Five Star, and the rental income under this new lease is intended to be “rents from real property” that qualify for purposes of the 75% and 95% gross income tests.

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

The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with Five Star.  In 2001, we and HRPT Properties Trust spun off substantially all of our Five Star common shares.  In addition, our leases with Five Star, Five Star’s charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the IRC, including actions which would result in our or our once significant shareholder, HRPT Properties Trust, obtaining actual or constructive ownership of 10% or more of the Five Star common shares.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be “rents from real property,” and thus qualifying income under the 75% and 95% gross income tests described above.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

                                                (A)      the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

                                                (B)       the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

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

Acquisition of C Corporations

On January 11, 2002, we acquired all of the outstanding stock of a C corporation.  At the time of that acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  On October 1, 2006, we acquired all of the outstanding stock of an S corporation and its disregarded entity subsidiary, which were formerly C corporations.  Upon our acquisition, each of the acquired entities became either our qualified REIT subsidiary under Section 856(i) of the IRC or a disregarded entity under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to the acquired entities’ federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired corporate entities’ earnings and profits for federal income tax purposes, if any.

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

Also on January 11, 2002, we conveyed to Five Star and its subsidiaries operating assets that were of a type that are typically owned by the tenant of a senior living facility.  In exchange, Five Star and its subsidiaries assumed related operating liabilities.  The aggregate adjusted tax basis in the transferred operating assets was less than the related liabilities assumed, and Five Star and its subsidiaries received a cash payment from us in the amount of the difference.  We believe that the fair market value of these conveyed operating assets equaled their adjusted tax bases, and we and Five Star agreed to perform our respective tax return reporting to that effect.  Accordingly, although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets’ fair market value, we reported no gain or loss, and therefore owed no corporate level tax under the rules for dispositions of former C corporation assets, in respect of this conveyance of operating assets to Five Star.

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

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we made an investigation of the amount of undistributed earnings and profits that we inherited in the 2002 and 2006 transactions.  We believe that we did not acquire any undistributed earnings and profits in this transaction that remained undistributed by the end of the applicable tax year.  However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited.  In examining the calculation of undistributed earnings and profits that we inherited, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits from the 2002 or 2006 transaction at the applicable year end, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off in 1999 from HRPT depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the IRC.  We believe that Section 351(a) treatment was appropriate.  Therefore, we carried over HRPT’s tax basis and depreciation schedule in each of the assets, and to the extent that HRPT recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets.  In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets.  We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the IRC, and we have performed and will perform all our tax reporting accordingly.  We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange was an exchange under Section 351(a) of the IRC.  We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the IRC.

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

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

    Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States.  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the NYSE both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts.  We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed.  Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

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

As of December 31, 2007, Five Star pays approximately 68% of our total rents and operates approximately 69% of our assets, at cost. Five Star has not been consistently profitable since it became a public company in 2001. Although it was profitable for the first half of 2005, Five Star experienced a significant loss for the second half of 2005 and full year 2006 as a result of termination fees it paid to Sunrise in connection with Five Star’s termination of 30 management agreements with Sunrise. Also, while Five Star has access to a $40.0 million working capital line of credit from a financial institution, Five Star has limited resources and has substantial lease obligations to us and others. Five Star’s business is subject to a number of risks, including the following:

•                  Five Star has high operating leverage.  A small percentage decline in Five Star’s revenue or increase in Five Star’s expenses could have a material negative impact on Five Star’s operating results.

•                  Five Star’s growth strategy, including recent acquisitions, may not succeed and may result in reduced profits or recurring losses.

•                  Increases in liability insurance costs have in the past negatively impacted Five Star’s operating results and may adversely impact its future results.

•                  Increases in labor costs could have a material adverse effect on Five Star.

•                  Extensive regulation applicable to Five Star’s business increases Five Star’s costs and may result in losses.

•                  Medicare and Medicaid payments account for some of Five Star’s total revenues. A reduction in these rates or a failure of these rates to match Five Star’s cost increases may materially adversely affect Five Star.

•                  Current general economic conditions may adversely affect Five Star’s operations.  For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations.  Similarly, the current slowing of the housing market may make it more difficult for potential residents of our properties operated by Five Star to sell their homes.

If Five Star’s operations are unprofitable, Five Star might default its rent obligations to us.

Five Star may not be able to operate the two rehabilitation hospitals we own profitably.

Effective October 1, 2006, we leased two rehabilitation hospitals to Five Star that were formerly operated by HealthSouth. The historical operating and financial information concerning the two hospitals that we received from HealthSouth may not be accurate.  In addition, the two rehabilitation hospitals may be subject to retroactive rate adjustments.  As a result, Five Star may be unable to operate these hospitals profitably and they may continue to experience losses from their operation of these hospitals.  A significant amount of the revenues at these rehabilitation hospitals is paid by Medicare and Five Star became more dependent upon revenues from the Medicare program when they began to operate these hospitals. For cost reporting periods starting on or after July 1, 2006, 60% of a facility’s total impatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions.  If the hospitals’ operations do not remain in compliance with this 60% rule, these facilities may be subject to Medicare reclassification as a different type of provider and would receive lower Medicare reimbursement rates.  Under these circumstances, Five Star may not be able to profitably operate these hospitals.  Losses at these hospitals could jeopardize Five Star’s ability to pay rent to us.

Sunrise’s operation of our properties may adversely affect us.

In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. Sunrise’s annual rent to us for the 14 properties it leases is $31.7 million, or 16% of our total annualized current rents; this rent is guaranteed by Marriott. Sunrise has not filed its Annual Report on Form 10-K for the years ended 2006 and 2005 with the SEC, and has not filed its Quarterly Reports on Form 10-Q for 2007 and 2006. It is uncertain when these financial statements will be filed or what impact the restatement will have on Sunrise’s operations. If Sunrise is unable to successfully operate the communities it leases from us, Sunrise may become unable to pay rent due to us.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

Fifteen percent (15%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs.  Even at properties where less than a majority of the revenues comes from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. The federal government and some states are now experiencing or have recently experienced fiscal deficits and other budget pressures. Historically when governmental deficits or budget pressures have increased, cutbacks in Medicare and Medicaid funding have followed. These cutbacks sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs.  Pursuant to the SCHIP Extension Act, effective April 1, 2008, the Medicare rate increase for rehabilitation hospitals reimbursed as IRFs has been set at zero for FY 2008 and 2009. If and to the extent Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants’ operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay rent to us.

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

Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities and hospitals to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators and hospitals, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our tenants receive notices of potential sanctions and remedies from time to time, and such sanctions are imposed from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us and our ability to identify substitute tenants.

We may be unable to access the capital necessary to repay debts or to grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to repay debts, to invest in our properties or fund our acquisitions. Accordingly, our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields that exceed our cost of capital. However, at present there seems to be a significant contraction in financial liquidity globally.  In these circumstances, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions.  Our business and growth strategy is not assured and may fail.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.  Also, interest rate changes often affect the value of dividend paying securities.

Our revolving credit facility bears interest at variable rates. At February 28, 2008, we had no amounts outstanding and $550.0 million was available for drawing under our revolving credit facility. If we have variable rate debt outstanding when interest rates increase, our interest costs will increase and adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates may raise the cost of our capital used to refinance existing debt when it matures. In addition, an increase in interest rates may decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to sell properties. Also, increases in interest rates generally reduce the value of dividend paying securities; accordingly, if interest rates rise, the market value of our common shares may decline.

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

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

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

We have no employees. Personnel and other services which we require are provided to us under contracts by our manager, RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. In addition, David J. Hegarty, our President, Chief Operating Officer and Secretary, and Richard A. Doyle, our Treasurer and Chief Financial Officer, are executive officers of RMR. We pay RMR a fee based in part upon the historical cost of our investments plus incentive fees based on increases in funds from operations, as defined. Any incentive fees are payable through our issuance of restricted common shares. Our total fees paid to RMR in 2007 were $10.5 million. Although we do not believe it has done so, our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us.  RMR also acts as the manager for two other publicly owned REITs: HRPT Properties Trust, or HRPT, which primarily owns office buildings; and, Hospitality Properties Trust, or HPT, which owns hotels and travel centers. RMR also provides management services to one of our tenants, Five Star, and other public and private companies. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. A termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of our lenders. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. We believe our contractual arrangements with our managing trustees and RMR are commercially reasonable. All of our contractual arrangements with RMR have been approved by our independent trustees.

Our business dealings with Five Star may create conflicts of interest.

Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our managing trustees, Mr. Barry Portnoy, serves as a managing director of Five Star. As of December 31, 2007, our leases with Five Star accounted for 68% of our annual rents. In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star has been beneficial to both us and Five Star. However, because of the historical and continuing relationships which we have with Five Star, these historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships. All of our transactions with Five Star have been approved by our independent trustees.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights plan and under Maryland law may prevent our shareholders from receiving a takeover premium.

Our declaration of trust prohibits any shareholder other than RMR and their affiliates from owning more than 9.8% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

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

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the IRC, for which there are available only limited judicial or administrative interpretations. We believe we have operated and are operating as a REIT in compliance with the IRC. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion.  If we cease to be a REIT, we would violate a covenant in our revolving credit facility, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

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

We intend to continue to pay quarterly distributions to our shareholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our note indenture.  All distributions are made at the discretion of our board of trustees and our future distributions will depend upon our earnings, cash available for distribution, our financial condition, maintenance of our REIT tax status and such other factors as our board of trustees may deem relevant from time to time. In the future, our distribution rate may decline or we may cease making distributions.  Also, our distributions in the past have included, and may in the future include, a return of capital.

We may have substantial debt obligations and may incur additional debt.

At February 28, 2008, we have $426.8 million in debt outstanding, which was approximately 25.5% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt.  If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guarantee our outstanding notes. In addition, at February 28, 2008, our subsidiaries have approximately $105.0 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt.

We may be required to prepay our debts upon a change of control.

In certain change of control circumstances, our current and future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2007, we had real estate investments totaling $1.9 billion, at cost after impairment write-downs, in 202 properties.  At December 31, 2007, 26 properties with an aggregate cost of $206.7 million were mortgaged or subject to capital lease obligations totaling $105.0 million.

The following table summarizes some information about our properties as of December 31, 2007.  All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Number of Living Units/Beds	Undepreciated Carrying Value	Net Book Value

Alabama	3	134	$13,879	$12,788
Arizona	8	1,403	99,716	81,225
California	10	1,647	138,889	112,372
Colorado	8	870	38,027	26,934
Delaware	5	875	62,374	53,148
Florida	14	3,481	284,831	229,590
Georgia	14	968	87,472	80,535
Illinois	2	474	43,946	32,710
Indiana	2	263	24,056	20,652
Iowa	7	495	14,698	10,291
Kansas	3	402	34,735	29,735
Kentucky	9	957	89,482	77,999
Maryland	8	953	123,462	105,859
Massachusetts	3	489	71,596	54,300
Michigan	5	270	16,836	14,763
Minnesota	2	92	7,014	6,059
Mississippi	2	110	12,783	12,431
Missouri	2	180	5,170	3,571
Nebraska	15	888	27,631	22,936
New Jersey	6	925	88,015	75,797
New Mexico	4	209	59,860	55,758
North Carolina	2	197	13,799	12,069
Ohio	2	516	38,456	32,362
Pennsylvania	15	1,342	125,644	107,190
South Carolina	11	607	43,908	40,098
South Dakota	3	361	7,589	4,589
Tennessee	10	582	44,669	41,205
Texas	6	1,685	164,856	139,302
Virginia	12	1,571	118,713	95,275
Washington	1	103	5,193	3,119
Wisconsin	6	723	25,033	16,801
Wyoming	2	209	8,015	4,993
Total	202	23,981	$1,940,347	$1,616,456

Item 3.  Legal Proceedings

None.

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

2006	High	Low
First Quarter	$19.08	$16.75
Second Quarter	18.18	16.56
Third Quarter	21.98	17.61
Fourth Quarter	24.60	20.50

2007
First Quarter	$26.83	$21.75
Second Quarter	24.83	20.10
Third Quarter	22.85	16.22
Fourth Quarter	24.66	19.20

The closing price of our common shares on the NYSE on February 28, 2008 was $21.49.

As of February 28, 2008, there were 2,675 shareholders of record, and we estimate that as of such date there were in excess of 57,700 beneficial owners of our common shares.

Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2007	2006

First Quarter	$0.34	$0.32
Second Quarter	0.34	0.33
Third Quarter	0.35	0.33
Fourth Quarter	0.35	0.34

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

We issued unregistered shares during the fourth quarter on December 10, 2007, pursuant to our incentive share award plans, to certain employees of our manager, RMR, totaling 3,600 common shares of beneficial interest, par value $0.01 per share, valued at $24.12 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated.  Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share information.

Income Statement Data:	2007	2006	2005	2004	2003
Total revenues(1)	$188,022	$179,806	$163,187	$148,523	$131,148
Income before (loss) gain on sale of properties(2)	85,303	66,122	57,981	55,523	47,034
Net income(2) (3)	85,303	66,101	63,912	56,742	45,874
Common distributions declared(4)	117,215	96,782	88,783	81,589	72,477

Weighted average shares outstanding	83,168	72,529	68,757	63,406	58,445

Per Common Share Data:
Income before (loss) gain on sale of properties(2)	$1.03	$0.91	$0.84	$0.88	$0.80
Net income(2) (3)	1.03	0.91	0.93	0.89	0.78
Cash distributions declared to common shareholders	1.38	1.32	1.28	1.26	1.24

Balance Sheet Data:	2007	2006	2005	2004	2003
Real estate properties, at cost, net of impairment losses	$1,940,347	$1,814,358	$1,686,169	$1,600,952	$1,418,241
Total assets	1,701,894	1,584,897	1,500,641	1,447,730	1,304,100
Total indebtedness	426,852	545,085	556,320	535,178	554,823
Total shareholders’ equity	1,249,410	1,019,466	923,184	890,667	727,906

(1)          Rental income for the year ended December 31, 2006 includes $14.8 million of rental income from two hospitals formerly leased and operated by HealthSouth.  Beginning in 2003 until November 2006, we were involved in litigation with HealthSouth seeking to increase the rent due under a lease of two hospitals to HealthSouth and to terminate the lease and repossess the hospitals.  On November 8, 2006, we and HealthSouth agreed to settle our litigation, to recognize HealthSouth’s lease until September 30, 2006 and to increase the annual rent due under the lease from $8.7 million to $9.9 million for the period from January 2, 2002 to September 30, 2006.  As a result of the settlement, HealthSouth paid us additional rent of $5.7 million, or $0.08 per share, for periods through September 30, 2006, which we recognized as rental income in the fourth quarter of 2006.  On October 1, 2006, Five Star assumed the operations of these two hospitals and began leasing them from us for an annual rent of $10.25 million.

(2)          Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $2.0 million ($0.02 per share) in 2007.  Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $6.5 million ($0.09 per share) in 2006. Includes an impairment of assets charge of $1.8 million ($0.03 per share) in 2005.

(3)          Includes a gain on sale of properties of $5.9 million ($0.09 per share) and $1.2 million ($0.01 per share) in 2005 and 2004, respectively. Includes a loss on sale of properties of $1.2 million ($0.02 per share) in 2003.

(4)          On January 9, 2008, we declared a distribution of $0.35 per share, or $31.0 million, to be paid to common shareholders of record on January 22, 2008, with respect to our results for the quarter ended December 31, 2007.  This distribution was paid on February 15, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

(Dollars in thousands)

(As of December 31, 2007)	# of Properties	# of Units/Beds	Investment: Carrying Value Before Depreciation	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (1)	41	11,213	$1,025,051	52.8%	$101,668	52.4%
Assisted living facilities	95	6,535	564,472	29.1%	56,154	29.0%
Skilled nursing facilities	58	5,869	222,955	11.5%	19,000	9.8%
Rehabilitation hospitals	2	364	47,897	2.5%	10,598	5.5%
Wellness centers (2)	6	—	79,972	4.1%	6,519	3.3%
Total	202	23,981	$1,940,347	100.0%	$193,939	100.0%

Tenant/Operator
Five Star (Lease No. 1)	114	9,344	$622,200	32.1%	$52,868	27.3%
Five Star (Lease No. 2) (3)	30	7,275	667,256	34.4%	67,917	35.0%
Five Star rehabilitation hospitals (4)	2	364	47,897	2.5%	10,598	5.5%
Sunrise/Marriott (5)	14	4,091	325,165	16.8%	31,727	16.4%
NewSeasons/IBC (6)	10	873	87,641	4.5%	9,298	4.8%
Alterra/Brookdale (7)	18	894	61,122	3.2%	7,873	4.1%
6 private companies (combined)	8	1,140	49,094	2.4%	7,139	3.6%
Starmark (2)	6	—	79,972	4.1%	6,519	3.3%
Total	202	23,981	$1,940,347	100.0%	$193,939	100.0%

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics(8)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1) (9)	1.6x	1.5x	90%	89%	54%	50%	18%	16%	30%	34%
Five Star (Lease No. 2) (3)	1.7x	1.5x	92%	93%	80%	81%	17%	15%	3%	4%
Five Star rehabilitation hospitals(4)	1.1x	NA	60%	NA	32%	NA	63%	NA	5%	NA
Sunrise/Marriott (5)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (6)	0.8x	1.2x	82%	85%	100%	100%	—	—	—	—
Alterra/Brookdale (7)	2.1x	2.1x	91%	88%	98%	98%	—	—	2%	2%
6 private companies (combined)	1.8x	2.0x	88%	89%	24%	26%	23%	37%	52%	43%

(1)          Properties where the majority of units are independent living apartments are classified as independent living communities.

(2)          In October and November 2007, we acquired six wellness centers that are leased to affiliates of Starmark.  The carrying value of this investment is before depreciation and includes intangible assets and liabilities.

(3)          These 30 properties are leased to Five Star.  Historically, these properties were managed by Sunrise, but effective December 1, 2006, Five Star began managing all 30 of these properties. The rent that Five Star pays to us was subordinate to the management fees paid by Five Star to Sunrise, but is not subordinate to Five Star’s internal management costs.  To create a meaningful comparison, the rent coverage presented for this lease is before management fees paid to Sunrise for all 30 properties.

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

(5)          Marriott guarantees the lease for the 14 properties leased to Sunrise. Sunrise has not filed its restated Annual Reports on Form 10-K for the years ended 2006 and 2005 and has not filed its Quarterly Reports on Form 10-Q for 2007 and 2006 with the SEC due to an accounting issue. Because we do not know what impact the resolution of this accounting issue may have on the reported performance of our properties, we do not report operating data for this tenant.

(6)          Independence Blue Cross, a Pennsylvania health insurer, guarantees the lease for the 10 properties leased to NewSeasons.

(7)          Brookdale guarantees the lease for the 18 properties leased to Alterra.

(8)          All tenant operating data presented are based upon the operating results provided by our tenants for the nine months ended September 30, 2007 and 2006, or the most recent prior period for which tenant operating results are available to us from our tenants.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by rent payable to us.  We have not included operating data for our wellness centers because we acquired them in October and November 2007.  We have not independently verified our tenants’ operating data.

(9)          Includes data for periods prior to our ownership of some of these properties.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Change	% Change
	(in thousands, except per share amounts)
Rental income	$185,936	$178,372	$7,564	4.2%
Interest and other income	2,086	1,434	652	45.5%

Interest expense	37,755	47,020	(9,265)	(19.7)%
Depreciation expense	47,384	44,073	3,311	7.5%
General and administrative expense	14,154	14,645	(491)	(3.4)%
Loss on early extinguishment of debt	2,026	6,526	(4,500)	(69.0)%
Impairment of assets	1,400	1,420	(20)	(1.4)%

Income before loss on sale of properties	85,303	66,122	19,181	29.0%
Loss on sale of properties	—	(21)	(21)	(100.0)%
Net income	$85,303	$66,101	$19,202	29.0%

Weighted average shares outstanding	83,168	72,529	10,639	14.7%

Per share amounts:
Income before loss on sale of properties	$1.03	$0.91	$0.12	13.2%
Loss on sale of properties	—	—	—	—%
Net income	$1.03	$0.91	$0.12	13.2%

Rental income increased in 2007 because of rents from our real estate acquisitions during 2007 and the full year impact of rents from our acquisitions in 2006.  These increases were offset by rent reductions resulting from the sale of three properties during the fourth quarter of 2006. Rental income in 2006 also includes $5.7 million of additional rent received from HealthSouth as part of the settlement of our litigation with HealthSouth.  Interest and other income increased as a result of higher levels of investable cash and increased yields on our cash and marketable securities.

Interest expense decreased because of lower rates and lesser amounts outstanding under our revolving credit facility. Our weighted average balance outstanding and interest rate under our revolving facility was $20.4 million and 5.7% and $135.9 million and 6.2% for the years ended December 31, 2007 and 2006, respectively. We assumed $14.9 and $12.8 million of mortgage debt at 6.91% and 7.15% in connection with acquisitions during the years ended December 31, 2007 and 2006, respectively.  The decrease in interest expense is also due to a decrease in interest on our senior notes and junior subordinated debentures as a result of our purchase and retirement of $20.0 million of our senior notes in January 2007 and repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006.

Depreciation expense increased because of 2007 real estate acquisitions totaling $125.4 million and the full year impact of 2006 real estate acquisitions totaling $133.1 million. These increases were offset by depreciation eliminated by the sale of three properties during the fourth quarter of 2006. General and administrative expense includes $1.7 million of HealthSouth litigation costs for the year ended December 31, 2006.  General and administrative expense, exclusive of litigation costs in 2006, increased in 2007 by $1.2 million, or 9.3%, as a result of property acquisitions and incentive fees payable to RMR.

We recognized a loss on early extinguishment of debt of $2.0 million in connection with our redemption of a portion of our 8 5/8% senior notes in January 2007 and $6.5 million in connection with our redemption of a portion of our 7 7/8% unsecured senior notes in January 2006 and our redemption of all $28.2 million of our 10.125% junior subordinated debentures in June 2006.  Also, during 2007 and 2006, we recognized an impairment of assets charge of $1.4 million in both periods related to one property that we intend to sell in 2008 and three properties that were sold during 2006, respectively.

Income before loss on sale of properties and income before loss on sale of properties per share increased because of the changes in revenues and expenses described above.

During the year ended December 31, 2006, we recorded a loss of $21,000 related to three properties sold during 2006.

Net income increased because of the changes that affected income before loss on sale of properties. Net income per share increased because of the changes in revenues and expenses described above, partially offset by an increase in the weighted average number of shares outstanding that resulted from our issuance of common shares in February and December 2007 and November 2006.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

	Year Ended December 31,
	2006	2005	Change	% Change
	(in thousands, except per share amounts)
Rental income	$178,372	$161,265	$17,107	10.6%
Interest and other income	1,434	1,922	(488)	(25.4)%

Interest expense	47,020	46,633	387	0.8%
Depreciation expense	44,073	43,694	379	0.9%
General and administrative expense	14,645	13,117	1,528	11.6%
Loss on early extinguishment of debt	6,526	—	6,526	100.0%
Impairment of assets	1,420	1,762	(342)	(19.4)%

Income before (loss) gain on sale of properties	66,122	57,981	8,141	14.0%
(Loss) gain on sale of properties	(21)	5,931	(5,952)	(100.4)%
Net income	$66,101	$63,912	$2,189	3.4%

Weighted average shares outstanding	72,529	68,757	3,772	5.5%

Per share amounts:
Income before (loss) gain on sale of properties	$0.91	$0.84	$0.07	8.3%
(Loss) gain on sale of properties	—	$0.09	$(0.09)	(100.0)%
Net income	$0.91	$0.93	$(0.02)	(2.2)%

Rental income increased in 2006 because of rents from our real estate acquisitions during 2006 and the full year impact of rents from our acquisitions in 2005. Rental income in 2006 also includes $5.7 million of additional rent received from HealthSouth as part of the settlement of our litigation with HealthSouth.  Interest and other income for the year ended December 31, 2005, includes $517,000 of interest income from a $24.0 million mortgage financing we provided to Five Star in June 2005, which Five Star repaid in August 2005.

Interest expense increased because of higher rates and greater amounts outstanding under our revolving credit facility.  Our weighted average balance outstanding and interest rate under our revolving facility was $135.9 million and 6.2% and $62.3 million and 4.8% for the years ended December 31, 2006 and 2005, respectively.  During 2006, we assumed $12.8 million of mortgage debt at 7.15% in connection with one of our acquisitions.  The increase in interest expense is offset by a decrease in interest on our senior notes and junior subordinated debentures as a result of our repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006.

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

We recognized a loss on early extinguishment of debt of $6.5 million in connection with our redemption of a portion of our 7 7/8% unsecured senior notes in January 2006 and our redemption of all $28.2 million of our 10.125% junior subordinated debentures in June 2006.  Also, during 2006 and 2005, we recognized an impairment of assets charge of $1.4 million and $1.8 million, respectively, related to properties that were sold during 2006.

Income before (loss) gain on sale of properties and income before (loss) gain on sale of properties per share increased because of the changes in revenues and expenses described above.

During the year ended December 31, 2006, we recorded a loss of $21,000 related to three properties sold during 2006.  During the year ended December 31, 2005, we recorded a gain of $5.9 million from the sale of three properties sold in 2005.

Net income increased because of the changes described above that affected income before (loss) gain on sale of properties.  Net income per share decreased because of the increase in the weighted average number of shares outstanding that resulted from our issuance of common shares during 2006 and 2005.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. In November 2006, we amended our existing revolving credit facility to extend its maturity from November 2009 to December 2010, with an extension option to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature which may permit us to increase the maximum borrowing to $1.1 billion, in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  At December 31, 2007, the annual interest rate payable on our revolving credit facility was 5.4%.  As of December 31, 2007 and February 28, 2008, we had no amounts outstanding under this credit facility.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of debt of $2.0 million.  The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes.  We funded this purchase with borrowings under our revolving credit facility.

In February 2007, we issued 6.0 million of our common shares in a public offering, raising net proceeds of $151.6 million.  We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility and for general business purposes.

In October and November 2007, we purchased six wellness centers for a total purchase price of $76.8 million from an unaffiliated third party.  Affiliates of Starmark lease these wellness centers under three separate leases. These leases have a current term expiring in 2023, plus renewal options, and require aggregate annual rent of $6.5 million initially, plus CPI based increases.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming a mortgage on two centers for $14.9 million at 6.91% per annum which matures in 2013.

During 2007, we purchased $47.7 million of improvements made to our properties that are leased to Five Star.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

In December 2007, we issued 5.0 million of our common shares in a public offering, raising net proceeds of $108.8 million.  In February 2008, we issued 6.2 million of our common shares in a public offering, raising net proceeds of $129.3 million. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility and for general business purposes, and we expect to use these proceeds in part to fund the pending acquisitions described below.

At December 31, 2007, we had $43.5 million of cash and cash equivalents and $550.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In January and February 2008, we purchased eight senior living properties with a total of 804 living units for approximately $86.2 million from three unaffiliated third parties. A majority of the revenues at these properties are paid by residents from their private resources.  We leased these properties to Five Star for initial rent of $6.9 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand and with borrowings under our revolving credit facility.

During 2007 and subsequent to year end, we agreed to purchase, from three unaffiliated third parties, 16 senior living properties with a total of 1,000 living units for approximately $197.6 million.  These acquisitions have not occurred as of February 28, 2008.  A majority of the revenues at these properties are paid by residents from their private resources.  We intend to lease these properties to Five Star and to add them to our combined lease of 122 properties (including the eight communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $15.8 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum.  Both mortgages mature in 2041. The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions, and, with respect to the two mortgaged properties, the approval of the lenders. We can provide no assurance that we will purchase these properties.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Also, we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as the current downturn in the real estate markets which has restricted the availability of debt in the capital markets.  Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On January 9, 2008, we declared a distribution of $0.35 per common share with respect to our 2007 fourth quarter results.  This distribution was paid to shareholders on February 15, 2008, using cash on hand and borrowings under our revolving credit facility.

As of December 31, 2007, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$411,955	$14,076	$3,257	$258,137	$136,485
Capital lease obligations	15,524	295	655	782	13,792
Ground lease obligations	3,003	154	308	308	2,233
Acquisitions(2)	100,250	100,250	—	—	—
Total	$530,732	$114,775	$4,220	$259,227	$152,510

(1)          At December 31, 2007, our term debt maturities were as follows:  $12.6 million in 2008; $100.3 million in 2010; $259.9 million in 2012; $27.3 million in 2013; $97.5 million in 2015; and $14.7 million in 2027.

(2)          During 2007 we agreed to purchase, from four unaffiliated third parties, 10 senior living facilities for a total purchase price of $100.3 million.  During 2008 we agreed to purchase, from two unaffiliated third parties, 14 senior living facilities for a total purchase price of $183.5 million.

As of February 28, 2008, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. We have no off balance sheet arrangements.

Debt Covenants

Our principal debt obligations at December 31, 2007, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes, $89.5 million of mortgage debt and bonds secured by 24 of our properties.  As discussed above, we purchased and retired $20.0 million of our senior notes in January 2007. Our senior notes are governed by an indenture.  This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2007, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving credit facility.

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

On December 31, 2001, we distributed substantially all of our shares of Five Star to our shareholders.  At the time Five Star was spun off from us, all of the persons serving as directors of Five Star were also our trustees.  One of our trustees, Mr. Barry Portnoy, is currently a managing director of Five Star.  As of December 31, 2007, we leased 144 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $131.4 million.  All transactions between us and Five Star subsequent to the Five Star spin off have been approved by our independent trustees who are not directors of Five Star.

Effective October 1, 2006, we leased two rehabilitation hospitals to Five Star which were formerly operated by HealthSouth. The term of the lease for the two hospitals expires on June 30, 2026, and Five Star has one renewal option. The annual rent Five Star pays us for these two hospitals is $10.6 million per year.

During 2007, pursuant to the terms of our leases with Five Star, we purchased approximately $47.7 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $4.5 million.

In January and February 2008, we purchased eight senior living properties with a total of 804 living units for approximately $86.2 million from three unaffiliated third parties. A majority of the revenues at these properties are paid by residents from their private resources.  We leased these properties to Five Star for initial rent of $6.9 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand and with borrowings under our revolving credit facility.

During 2007 and subsequent to year end, we agreed to purchase, from three unaffiliated third parties, 16 senior living properties with a total of 1,000 living units for approximately $197.6 million.  These acquisitions have not occurred as of February 28, 2008.  A majority of the revenues at these properties are paid by residents from their private resources.  We intend to lease these properties to Five Star and to add them to our combined lease of 122 properties (including the eight communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $15.8 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum.  Both mortgages mature in 2041. The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions, and, with respect to the two mortgaged properties, the approval of the lenders. We can provide no assurance that we will purchase these properties.

RMR originates and presents investment opportunities to our board and provides management and administrative services to us under an agreement.  RMR is compensated at an annual rate equal to a percentage of our average real estate investments, as defined.  The percentage applied to our existing investments at the time we were spun off from HRPT is 0.5%. The annual percentage for the first $250.0 million of investments made after our spin off from HRPT is 0.7% and the percentage for investments above that amount is 0.5%. In addition, RMR receives an incentive fee based upon increases in our funds from operations per share, as defined.  The incentive fee is paid in common shares. Aggregate fees paid to RMR during 2007 were $10.5 million, including $648,000 as an incentive fee which will be paid in our common shares in April 2008. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs we pay with respect to our internal audit function.  Our pro rata share of RMR’s costs in providing that function was $169,000 in 2007. Messrs. Barry Portnoy and his son, Adam Portnoy, beneficially own RMR and are our managing trustees. Adam Portnoy, is the President, Chief Executive Officer and a director of RMR. All transactions between us and RMR are approved by our compensation committee which is composed of independent trustees.

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

Allocation of Purchase Price and Recognition of Depreciation Expense.  The acquisition cost of each investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management’s estimates or, under some circumstances, studies provided by independent real estate appraisal firms. We allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, the value of in place leases and the fair market value of above or below market leases and customer relationships.  We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  We amortize the value of intangible assets over the term of the respective lease.  We do not depreciate the allocated cost of land. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which are not appropriately reflected on our balance sheet and income as required by generally accepted accounting principles.

Impairment of Assets. We periodically evaluate our real property investments for impairment indicators.  These indicators may include weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and market or industry changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the real property investment by comparing it to the expected future undiscounted cash flows to be generated.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At December 31, 2007, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages	34,889	6.97%	2,432	2012	Monthly
Mortgage	15,283	6.91%	1,056	2013	Monthly
Mortgage	12,605	7.15%	901	2008	Monthly
Mortgages	11,978	6.11%	732	2013	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$411,955		$33,069

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early extinguishment of debt of $2.0 million.  The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.7 million.  Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at December 31, 2007, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $11.3 million.

We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined. Our mortgages contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the mortgage holder. Also, as we did in January 2007, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.  The report appears elsewhere herein.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR under either our 1999 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans.  In addition, each of our trustees receives 1,500 shares per year each as part of his annual compensation for serving as a trustee and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans and excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders — 1999 Plan	None.	None.	2,709,840(1)

Equity compensation plans not approved by security holders — 2003 Plan	None.	None.	2,709,840(1)

Total	None.	None.	2,709,840(1)

(1)          Pursuant to the terms of the Award Plans, in no event shall the aggregate number of shares issued under both plans exceed 2,921,920.  Since the Award Plans were established, 212,080 share awards have been granted.

Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Person Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

 b)                                  Exhibits

Exhibit
Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2008.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.5	Composite Copy of Amended and Restated Bylaws, dated March 14, 2003, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2007.)

4.1	Form of common share certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

4.2

Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-76588.)

4.3

Supplemental Indenture No. 1, dated December 20, 2001, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2002.)

4.4

Supplemental Indenture No. 2, dated December 28, 2001, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 13, 2002.)

4.5

Supplemental Indenture No. 3, dated as of April 21, 2003, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

4.6	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.7

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

10.2	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11, File No. 333-69703.)

10.3	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.4	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.5	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.6	Representative Indemnification Agreement. (+) (Filed herewith.)

10.7	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2006.)

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

10.36

Thirteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of January 4, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.37

Fourteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of February 7, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

10.38

Fifteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of February 17, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

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

10.40

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

10.41

Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlords, and FS Tenant Holding Company Trust, as Tenant, dated January 11, 2002. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2001.)

10.42

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

10.43

First Amendment to Amended Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenant, dated October 1, 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.44

Second Amendment to Master Lease Agreement by and among certain subsidiaries of the Company, as Landlord, and FS Tenant Holding Company Trust and FS Tenant Pool III Trust as Tenants, dated March 1, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.45

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

10.46

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

(+)                                 Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Senior Housing Properties Trust and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2008

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2007	2006
ASSETS
Real estate properties, at cost:
Land	$217,236	$198,887
Buildings and improvements	1,723,111	1,615,471
	1,940,347	1,814,358
Less accumulated depreciation	323,891	276,507
	1,616,456	1,537,851
Cash and cash equivalents	43,521	5,464
Restricted cash	3,642	2,435
Investments in available for sale securities	8,020	12,740
Deferred financing fees, net	5,974	8,173
Due from affiliate	11,388	10,111
Other assets	12,893	8,123
Total assets	$1,701,894	$1,584,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$112,000
Senior unsecured notes due 2012 and 2015, net of discount	321,873	341,673
Secured debt and capital leases	104,979	91,412
Accrued interest	10,849	11,694
Due to affiliate	1,496	1,624
Other liabilities	13,287	7,028
Total liabilities	452,484	565,431

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 94,700,000 shares authorized, 88,691,892 and 77,613,127 shares issued and outstanding at December 31, 2007 and 2006, respectively	887	776
Additional paid-in capital	1,476,675	1,214,863
Cumulative net income	423,807	338,504
Cumulative distributions	(653,225)	(540,663)
Unrealized gain on investments	1,266	5,986
Total shareholders’ equity	1,249,410	1,019,466
Total liabilities and shareholders’ equity	$1,701,894	$1,584,897

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$185,936	$178,372	$161,265
Interest and other income	2,086	1,434	1,922
Total revenues	188,022	179,806	163,187

Expenses:
Interest	37,755	47,020	46,633
Depreciation	47,384	44,073	43,694
General and administrative	14,154	14,645	13,117
Loss on early extinguishment of debt	2,026	6,526	—
Impairment of assets	1,400	1,420	1,762
Total expenses	102,719	113,684	105,206
Income before (loss) gain on sale of properties	85,303	66,122	57,981
(Loss) gain on sale of properties	—	(21)	5,931
Net income	$85,303	$66,101	$63,912

Weighted average shares outstanding	83,168	72,529	68,757

Basic and diluted earnings per share:
Income before (loss) gain on sale of properties	$1.03	$0.91	$0.84
Gain on sale of properties	—	—	$0.09
Net income	$1.03	$0.91	$0.93

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2004:	68,495,908	$685	$1,034,686	$208,491	$(359,567)	$6,372	$890,667
Comprehensive income	—	—	—	63,912	—	(2,500)	61,412
Distributions	—	—	—	—	(87,722)	—	(87,722)
Issuance of shares	3,250,000	33	58,137	—	—	—	58,170
Share grants	27,300	—	6	—	—	—	6
Incentive fee	39,019	—	651	—	—	—	651
Balance at December 31, 2005:	71,812,227	718	1,093,480	272,403	(447,289)	3,872	923,184
Comprehensive income	—	—	—	66,101	—	2,114	68,215
Distributions	—	—	—	—	(93,374)	—	(93,374)
Issuance of shares	5,750,000	58	120,723	—	—	—	120,781
Share grants	50,900	—	660	—	—	—	660
Balance at December 31, 2006:	77,613,127	776	1,214,863	338,504	(540,663)	5,986	1,019,466
Comprehensive income	—	—	—	85,303	—	(4,720)	80,583
Distributions	—	—	—	—	(112,562)	—	(112,562)
Issuance of shares	11,000,000	111	260,336	—	—	—	260,447
Share grants	78,765	—	1,476	—	—	—	1,476
Balance at December 31, 2007:	88,691,892	$887	$1,476,675	$423,807	$(653,225)	$1,266	$1,249,410

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,303	$66,101	$63,912
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	47,384	44,073	43,694
Amortization of deferred financing fees and debt discounts	2,124	1,852	2,212
Amortization of acquired real estate leases	(16)	—	—
Impairment of assets	1,400	1,420	1,762
Loss on early extinguishment of debt	2,026	6,526	—
Loss (gain) on sale of properties	—	21	(5,931)
Changes in assets and liabilities:
Restricted cash	(1,207)	94	(523)
Purchases of trading securities	10,153	—	—
Sales of trading securities	(10,153)	—	—
Other assets	(3,177)	(3,486)	(813)
Accrued interest	(845)	(1,395)	570
Other liabilities	2,906	1,263	(661)
Cash provided by operating activities	135,898	116,469	104,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(110,238)	(120,347)	(97,480)
Mortgage financing provided	—	—	(24,000)
Mortgage financing repaid by mortgagor	—	—	24,000
Proceeds from sale of real estate	—	6,879	12,537
Cash used for investing activities	(110,238)	(113,468)	(84,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	260,447	120,781	58,170
Proceeds from borrowings on revolving credit facility	87,000	213,000	143,000
Repayments of borrowings on revolving credit facility	(199,000)	(165,000)	(116,000)
Redemption of senior notes	(21,750)	(56,634)	—
Repayment of junior subordinated debentures	—	(28,241)	—
Repayment of other debt	(1,738)	(1,489)	(1,851)
Deferred financing fees	—	(1,222)	(3,643)
Distributions to shareholders	(112,562)	(93,374)	(87,722)
Cash provided by (used for) financing activities	12,397	(12,179)	(8,046)
Increase (decrease) in cash and cash equivalents	38,057	(9,178)	11,233
Cash and cash equivalents at beginning of period	5,464	14,642	3,409
Cash and cash equivalents at end of period	$43,521	$5,464	$14,642

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$36,476	$46,488	$43,851

NON-CASH INVESTING ACTIVITIES:
Debt assumed in acquisition	(14,875)	(12,785)	—
Increase in capital lease assets	—	(9,975)	—

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	14,875	12,785	—
Increase in capital lease obligations	—	9,975	—
Issuance of common shares	1,476	660	657
Release of restricted cash to us	—	—	4,170
Repayment of debt with cash previously restricted	—	—	(4,170)

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization

We are a Maryland real estate investment trust, or REIT.  At December 31, 2007, we owned 202 properties located in 32 states.

Note 2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or the Company, and all of our consolidated subsidiaries.  We have eliminated all intercompany transactions.

REAL ESTATE PROPERTIES.  We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property.  Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets.  If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized.  We determine the amount of impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets.  If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

We allocate the value of real estate acquired among buildings, land, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases and customer relationships.  We amortize the value of intangible assets over the term of the respective lease.

Intangible lease assets and liabilities recorded by us for properties acquired in 2007 totaled $2.4 million and $4.3 million, respectively.  Accumulated amortization of capitalized above and below market lease values resulted in $31,000 of additional revenue at December 31, 2007.  Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases resulted in $15,000 of additional expense at December 31, 2007.  Future amortization of intangible lease assets and liabilities to be recognized by us during the current terms of our leases as of December 31, 2007, will be approximately $118,000 in each of 2008, 2009, 2010, 2011, and 2012 and $1.2 million thereafter.  Intangible lease assets and liabilities are included in Other Assets and Other Liabilities in the accompanying balance sheet.

CASH AND CASH EQUIVALENTS.  We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.

RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at 23 of our mortgaged properties.

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.  We own 1,000,000 common shares, or 0.44%, of HRPT Properties Trust, or HRPT.  We also own 35,000 common shares, or 0.11%, of Five Star Quality Care, Inc., or Five Star, which we retained or received when we spun off Five Star in 2001. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. The unrealized gain on investments shown on the Consolidated Balance Sheet represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2007 ($7.73 and $8.30 per share, respectively). At December 31, 2007, our investment in HRPT had a fair value of $7.7 million, including an unrealized gain of $1.3 million. At December 31, 2006, our investment in HRPT had a fair value of $12.4 million, including an unrealized gain of $6.0 million. At December 31, 2007, our investment in Five Star had a fair value of $290,000, including an unrealized gain of $36,000. At December 31, 2006, our investment in Five Star had a fair value of $390,000, including an unrealized gain of $136,000.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2007, we wrote off $276,000 of deferred financing fees and unamortized discounts in connection with the retirement of some of our 8 5/8% senior notes.  During 2006, we wrote off $2.4 million of unamortized deferred financing fees in connection with our partial redemption of our 7 7/8% unsecured senior notes and our redemption of all our junior subordinated debentures. The unamortized balance of deferred financing fees and accumulated amortization was $12.6 million and $6.6 million, and $13.1 million and $4.9 million at December 31, 2007 and 2006, respectively.  The weighted average amortization period is approximately five years.  The amortization expense for the five years subsequent to December 31, 2007 will be $1.9 million in 2008, $1.8 million in 2009, $686,000 in each of 2010 and 2011, and $219,000 in 2012.

REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the life of the respective lease agreement.  We recognize interest income as earned over the terms of real estate mortgages.  We recognize percentage rents when realizable and earned, which is generally during the fourth quarter.  For the years ended December 31, 2007, 2006 and 2005, percentage rents earned aggregated $6.6 million, $5.3 million, and $3.2 million, respectively.

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

SEGMENT REPORTING.  As of December 31, 2007, we have two operating segments. The first operating segment provides short term and long term residential facilities that offer dining for residents.  Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals. The second operating segment provides specialized facilities that offer fitness, wellness and spa services to members.  All of our facilities are operated by others under long term leases with the Company. Prior to October 2007, our only operating segment was short and long term residential facilities that offer dining for residents.

RECLASSIFICATIONS.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

NEW ACCOUNTING PRONOUNCEMENTS.  In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.  To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement.  As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note 3.  Real Estate Properties

We generally lease our properties on a triple net basis, pursuant to noncancelable, fixed term, operating leases expiring between 2010 and 2026.  Some leases to a single tenant or group of affiliated tenants are cross defaulted or cross guaranteed and provide for all or none tenant renewal options at existing or market rent rates.  These triple net leases generally require the lessee to pay all property operating costs. The undepreciated cost, after impairment write downs, of our real estate was $1.9 billion and $1.8 billion at December 31, 2007 and 2006, respectively.  The future minimum lease payments due to us during the current terms of our leases as of December 31, 2007, are $187.2 million in 2008, $187.6 million in 2009, $187.9 million in 2010, $187.0 million in 2011, $187.4 million in 2012 and $1.2 billion, thereafter.

In October and November 2007, we purchased six wellness centers for a total purchase price of $76.8 million from an unaffiliated third party.  Affiliates of Starmark Holdings, LLC lease these wellness centers under three separate leases. These leases have a current term expiring in 2023, plus renewal options, and require aggregate annual rent of $6.5 million initially, plus CPI based increases.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming a mortgage on two centers for $14.9 million at 6.91% per annum which matures in 2013.

During 2007, we recorded an impairment charge of $1.4 million related to one property that we intend to sell in 2008 to reduce the carrying value of this asset held for sale to its estimated fair value, less costs to sell, of $2.9 million.

In January and February 2008, we purchased eight senior living properties with a total of 804 living units for approximately $86.2 million from three unaffiliated third parties. A majority of the revenues at these properties are paid by residents from their private resources.  We leased these properties to Five Star for initial rent of $6.9 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand and with borrowings under our revolving credit facility.

During 2007 and subsequent to year end, we agreed to purchase, from three unaffiliated third parties, 16 senior living properties with a total of 1,000 living units for approximately $197.6 million.  These acquisitions have not occurred as of February 28, 2008.  A majority of the revenues at these properties are paid by residents from their private resources.  We intend to lease these properties to Five Star and to add them to our combined lease of 122 properties (including the eight communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $15.8 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum.  Both mortgages mature in 2041. The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions, and, with respect to the two mortgaged properties, the approval of the lenders. We can provide no assurance that we will purchase these properties.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, we purchased, from unaffiliated third parties, eleven senior living properties with a total of 1,344 living units for $107.4 million.  A majority of the revenues at these properties are paid by residents from their private resources.  We added these leases to our combined lease with Five Star which has a current term expiring in 2020.  The annual rent under this combined lease increased by $9.0 million, as a result of these acquisitions.  Percentage rent based on increases in gross revenues at these properties will commence in 2008.

At December 31, 2007, we classified two of our properties as held for sale as we intend to sell them in 2008. These two properties are included in real estate properties on our consolidated balance sheet. These two properties have a carrying value of $9.5 million and $10.9 million at December 31, 2007 and 2006, respectively. During 2007, we recorded an impairment charge of $1.4 million related to one of these properties to reduce the carrying value to its estimated fair value, less costs to sell.

During 2006, we sold three skilled nursing facilities that were held for sale.  We recorded an impairment charge of $1.4 million to reduce the carrying value of these assets held for sale to their estimated fair values, less costs to sell, of $6.9 million.

During 2007 and 2006, pursuant to the terms of our leases with Five Star, we purchased approximately $47.7 million and $23.7 million, respectively, of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $4.5 million and $2.4 million, respectively.

Note 4.  Shareholders’ Equity

We have common shares available for issuance under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. We awarded 38,400 common shares with an aggregate market value of $848,000, 43,400 common shares with an aggregate market value of $941,000 and 24,300 common shares with an aggregate market value of $471,000 to our officers and certain employees of our manager pursuant to the Award Plans during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we awarded each of our trustees 1,500 common shares in 2007 and 2006 with an aggregate market value of $175,000 ($35,000 to each trustee) and $132,000 ($26,000 to each trustee), respectively, and each of our independent trustees 1,000 common shares with an aggregate market value of $53,000 ($18,000 to each trustee) pursuant to the Award Plans during the year ended December 31, 2005, as part of their annual fees. Shares awarded to the trustees vest immediately.  The shares awarded to our officers and certain employees of our manager vest in three or five annual installments beginning on the date of grant. At December 31, 2007, 2,709,840 of our common shares remain available for issuance under the Award Plans. All share awards are fully expensed as the grants vest.  We recorded share-based compensation expense related to award grants of $719,000 in 2007 and 2006 and $478,000 in 2005.

Our cash distributions to our common shareholders for the years ended December 31, 2007, 2006 and 2005, were $1.37 per share, $1.30 per share, and $1.28 per share, respectively. The characterization of the distributions made in 2007, 2006 and 2005 was 79.85%, 59.51%, and 59.53% ordinary income, respectively; 20.15%, 40.49%, and 35.59% return of capital, respectively; 0%, 0%, and 4.88% capital gain, respectively; and 0%, 0%, and 0%, uncaptured Section 1250 gain, respectively.

In November 2006, we issued 5.75 million of our common shares in a public offering, raising net proceeds of $120.8 million.  On February 7, 2007, we issued 6.0 million of our common shares in a public offering, raising net proceeds of $151.6 million.  On December 12, 2007, we issued 5.0 million of our common shares in a public offering, raising net proceeds of $108.8 million.  In February 2008, we issued 6.2 million of our common shares in a public offering, raising net proceeds of $129.3 million.  We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility and for general business purposes, and use these proceeds in part to fund the pending acquisitions described above.

Note  5.  Transactions with Affiliates

Under our agreement with Reit Management & Research LLC, or RMR, RMR originates and presents investment opportunities to our board and provides management and administrative services to us. This agreement is subject to

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annual renewal by our independent trustees. RMR is beneficially owned by Barry M. Portnoy, one of our managing trustees, and his son Adam Portnoy.  Adam Portnoy is the President, Chief Executive Officer and a director of RMR, as well as another of our managing trustees. RMR is compensated annually based on a formula principally related to the gross amount of our investments in real estate.  RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares. Cash fees paid to RMR for the years ended December 31, 2007, 2006 and 2005, were $9.8 million, $9.4 million and $8.9 million, respectively. Incentive fees payable to RMR for the years ended December 31, 2007, 2006 and 2005, were $648,000, $762,000 and $0, respectively. As of December 31, 2007 and 2006, we had unpaid investment advisory and incentive fees owed to RMR of $1.5 million and $1.6 million, respectively.

As of December 31, 2007, we lease 144 senior living communities and two rehabilitation hospitals to our former subsidiary Five Star for annual rent of $131.4 million, plus percentage rents based upon revenue increases at certain communities according to formula.  Barry Portnoy, one of our managing trustees, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.  As described in Note 3 above, we expanded one of our leases with Five Star during 2007 and 2006 and we currently expect to expand it further in 2008.

As discussed in Note 3 above, during 2007 and 2006 we purchased approximately $47.7 million and $23.7 million, respectively, of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $4.5 million and $2.4 million, respectively.  Also, during 2006 we purchased 11 properties and leased them to Five Star.  We also sold three properties previously leased to Five Star.  As of December 31, 2007 and 2006, rent due from Five Star was $10.6 million and $10.0 million, respectively

Note 6.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010, with an option to extend the maturity by one additional year upon payment of a fee. Our revolving credit facility permits borrowings up to $550.0 million.  The annual interest payable for amounts drawn under the facility is LIBOR plus 0.80%.  In certain circumstances, the amount of unsecured borrowings available under this facility may be increased to $1.1 billion.  Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth.  We were in compliance with these covenants during the periods presented.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate on borrowings under our revolving credit facility was 5.4% and 6.15% at December 31, 2007 and 2006, respectively. Our revolving credit facility is available for acquisitions, working capital and general business purposes.  At December 31, 2007, there were no amounts outstanding and $550.0 million was available for borrowing under this revolving credit facility.

At December 31, 2007 and 2006, our additional outstanding debt consisted of the following (dollars in thousands):

			December 31, 2007		December 31, 2006
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$225,000	$512	$245,000	$696
Senior notes	7.875%	2015	97,500	115	97,500	131
Total unsecured debt			$322,500	$627	$342,500	$827

	Balance as of December 31,						Net Book Value of Collateral
Secured and Other Debt	2007	2006	Interest Rate	Maturity	Number of Properties as Collateral	Initial Cost of Collateral	2007	2006
Mortgages	$34,889	$35,788	6.97%	Jun 2012	16	$70,114	$66,920	$67,049
Mortgages	11,978	12,214	6.11%	Nov 2013	4	17,034	15,520	15,493
Mortgage	12,605	12,911	7.15%	Jun 2008	1	20,290	19,994	20,185
Mortgage	15,283	—	6.91%	Dec 2013	2	36,359	36,278	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307	29,851	30,154
Capital leases	15,524	15,799	7.7%	May 2016	2	28,601	23,382	24,973
Total secured	$104,979	$91,412				$206,705	$191,945	$157,854

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We include amortization of capital lease assets in depreciation expense.  Assets recorded under capital leases had a carrying value of $15.5 million and $15.8 million at December 31, 2007 and 2006, respectively.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due in 2012 and recognized a loss on early extinguishment of debt of $2.0 million.  The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes.  We funded this purchase with borrowings under our revolving credit facility.  During 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes.  As a result, we recognized a loss on early extinguishment of debt of $5.2 million, which included a $4.1 million redemption premium and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes in 2006.  Also in 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued but unpaid interest.  As a result, we recognized a loss on early extinguishment of debt of $1.3 million of unamortized deferred financing fees related to these debentures.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity.  Our monthly payments on our mortgages due 2008, 2012 and 2013 include principal and interest.  We assumed the mortgages due 2008 and 2013 in connection with acquisitions in 2006 and 2007, respectively. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2007, are as follows (dollars in thousands):

2008	$14,371
2009	1,893
2010	2,019
2011	2,155
2012	256,764
Thereafter	150,277

Note 7.  Fair Value of Financial Instruments and Commitments

The consolidated balance sheet presents various financial instruments including rents receivable, restricted cash, investments in securities, senior notes, mortgages payable and other liabilities. The fair values of the financial instruments were not materially different from their carrying values at December 31, 2007 and 2006, except as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$321,873	$363,105	$341,673	$365,206

We estimate the fair values of our senior notes using discounted cash flow analysis and currently prevailing interest rates.

Note 8.  Concentration of Credit Risk

The assets included in these financial statements are primarily income producing healthcare and senior housing real estate located throughout the United States.  The following is a summary of the significant lessees as of and for the years ended December 31, 2007 and 2006 (dollars in thousands):

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2007		At December 31, 2006
	Investment(1)	% of Total	Investments(1)	% of Total
Five Star	$1,337,354	69%	$1,291,024	71%
Sunrise Senior Living, Inc.(2)	325,165	17%	325,473	18%
All others	277,828	14%	197,861	11%
	$1,940,347	100%	$1,814,358	100%

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Revenue	% of Total	Revenue	% of Total
Five Star	$128,292	69%	$123,155	67%
Sunrise Senior Living, Inc.(2)	32,457	17%	31,525	19%
All others	25,187	14%	23,692	14%
	$185,936	100%	$178,372	100%

(1) At historical cost after impairment losses and exclusive of depreciation.

(2) Sunrise’s lease is guaranteed by Marriott International, Inc.

Note 9. Segment Reporting

We have one reportable operating segment: short term and long term residential facilities that offer dining for residents.  Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of our specialized facilities that offer fitness, wellness and spa service to members operating segment.

	For the twelve months ended December 31, 2007
	Short and Long Term Residential Facilities	All Other	Consolidated
Rental income	$185,077	$859	$185,936
Interest and other income	—	2,086	2,086
Total revenues	185,077	2,945	188,022

Interest expense	5,885	31,870	37,755
Depreciation and amortization expense	47,118	266	47,384
General and administrative expense	—	14,154	14,154
Loss on early extinguishment of debt	—	2,026	2,026
Loss on asset impairment	1,400	—	1,400
Total expenses	54,403	48,316	102,719

Net income (loss)	$130,674	$(45,371)	$85,303

Total assets	$1,548,138	$153,756	$1,701,894

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2007 and 2006 (dollars in thousands, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$44,752	$44,962	$45,224	$53,084
Net income	17,522	20,649	20,613	26,519
Per share data:
Net income	$0.22	$0.25	$0.25	$0.31

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$41,169	$41,276	$42,317	$55,044
Income before loss on sale of properties	10,460	12,686	15,418	27,558
Net income	10,460	12,686	15,418	27,537
Per share data:
Income before loss on sale of properties	$0.15	$0.18	$0.21	$0.37
Net income	$0.15	$0.18	$0.21	$0.37

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Cullman (4)	AL	$287	$3,415	$264		$287	$3,679	$3,966	$315	11/19/2004	1998
Madison (4)	AL	334	3,981	303		334	4,284	4,618	364	11/19/2004	1998
Sheffield (4)	AL	394	4,684	216		394	4,900	5,294	412	11/19/2004	1998
Peoria	AZ	2,687	15,843	1,073		2,687	16,916	19,603	2,851	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	1,428		2,315	15,078	17,393	2,489	1/11/2002	1984
Scottsdale	AZ	941	8,807	129		941	8,936	9,877	3,043	5/16/1994	1990
Sun City	AZ	1,189	10,569	158		1,189	10,727	11,916	3,631	6/17/1994	1990
Sun City West	AZ	395	3,307	—		395	3,307	3,702	458	2/28/2003	1998
Tucson	AZ	4,429	26,119	1,815		4,429	27,934	32,363	4,717	1/11/2002	1989
Yuma	AZ	223	2,100	1,675		223	3,775	3,998	1,022	6/30/1992	1984
Yuma	AZ	103	604	156		103	760	863	280	6/30/1992	1984
Fresno	CA	738	2,577	188		738	2,765	3,503	1,294	12/28/1990	1963
Laguna Hills	CA	3,172	28,184	435		3,172	28,619	31,791	9,511	9/9/1994	1975
Lancaster	CA	601	1,859	1,729		601	3,588	4,189	1,393	12/28/1990	1969
San Bernardino	CA	1,250	9,069	404		1,250	9,473	10,723	346	8/31/2006	1988
San Diego	CA	9,142	53,904	2,798		9,142	56,702	65,844	9,363	1/11/2002	1987
Stockton	CA	382	2,750	466		382	3,216	3,598	1,281	6/30/1992	1968
Stockton	CA	1,176	11,171	985		1,176	12,156	13,332	1,509	9/30/2003	1988
Thousand Oaks	CA	622	2,522	1,106		622	3,628	4,250	1,452	12/28/1990	1965
Van Nuys	CA	718	378	564		718	942	1,660	367	12/28/1990	1969
Canon City	CO	292	6,228	943	(3,512)	292	3,659	3,951	688	9/26/1997	1970
Colorado Springs	CO	245	5,236	977	(3,031)	245	3,182	3,427	624	9/26/1997	1972
Delta	CO	167	3,570	700		167	4,270	4,437	1,072	9/26/1997	1963
Grand Junction	CO	204	3,875	1,078		204	4,953	5,157	1,862	12/30/1993	1968
Grand Junction	CO	173	2,583	1,911		173	4,494	4,667	1,594	12/30/1993	1978
Lakewood	CO	232	3,766	1,636		232	5,402	5,634	2,134	12/28/1990	1972
Littleton	CO	185	5,043	1,617		185	6,660	6,845	2,633	12/28/1990	1965
Littleton	CO	400	3,507	—		400	3,507	3,907	485	2/28/2003	1998
Newark	DE	2,010	11,852	1,013		2,010	12,865	14,875	2,176	1/11/2002	1982
Wilmington	DE	4,365	25,739	919		4,365	26,658	31,023	4,529	1/11/2002	1988

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Wilmington	DE	1,179	6,950	585		1,179	7,535	8,714	1,288	1/11/2002	1974
Wilmington	DE	38	227	335		38	562	600	114	1/11/2002	1965
Wilmington	DE	869	5,126	1,167		869	6,293	7,162	1,120	1/11/2002	1989
Boca Raton	FL	4,166	39,633	729		4,166	40,362	44,528	13,745	5/20/1994	1994
Cape Coral	FL	400	2,907	—		400	2,907	3,307	403	2/28/2003	1998
Coral Springs	FL	3,410	20,104	2,489		3,410	22,593	26,003	3,619	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	2,198		3,196	21,046	24,242	3,426	1/11/2002	1990
Deerfield Beach	FL	1,690	14,972	273		1,690	15,245	16,935	5,192	5/16/1994	1986
Fort Myers	FL	369	2,174	524		369	2,698	3,067	431	1/11/2002	1990
Fort Myers	FL	2,385	21,137	383		2,385	21,520	23,905	7,196	8/16/1994	1984
Naples	FL	3,200	2,898	5,801		3,200	8,699	11,899	154	8/31/2006	1984
Palm Harbor	FL	3,449	20,336	1,591		3,449	21,927	25,376	3,630	1/11/2002	1989
Palm Harbor	FL	3,379	29,945	539		3,379	30,484	33,863	10,382	5/16/1994	1992
Pompano Beach	FL	7,700	2,127	20,431		7,700	22,558	30,258	812	8/31/2006	1985
Port St. Lucie	FL	1,242	11,009	200		1,242	11,209	12,451	3,817	5/20/1994	1993
Tampa	FL	4,850	6,349	—		4,850	6,349	11,199	33	10/30/2007	1986
West Palm Beach	FL	2,061	12,153	3,585		2,061	15,738	17,799	2,402	1/11/2002	1988
Athens	GA	337	4,006	108		337	4,114	4,451	349	11/19/2004	1998
Atlanta (4)	GA	5,800	9,305	—		5,800	9,305	15,105	29	11/30/2007	1978
College Park	GA	300	2,702	788		300	3,490	3,790	1,065	5/15/1996	1985
Columbus	GA	294	3,505	101		294	3,606	3,900	307	11/19/2004	1999
Conyers	GA	342	4,068	270		342	4,338	4,680	360	11/19/2004	1997
Dalton	GA	262	3,119	124		262	3,243	3,505	270	11/19/2004	1997
Dublin	GA	442	3,982	809		442	4,791	5,233	1,506	5/15/1996	1968
Evans	GA	230	2,663	217		230	2,880	3,110	243	11/19/2004	1998
Gainesville (4)	GA	268	3,186	151		268	3,337	3,605	284	11/19/2004	1998
Macon (4)	GA	183	2,179	186		183	2,365	2,548	205	11/19/2004	1998
Marietta	GA	300	2,702	610		300	3,312	3,612	1,040	5/15/1996	1967
Savannah (4)	GA	1,200	19,090	319		1,200	19,409	20,609	615	10/1/2006	1987
Savannah	GA	400	5,630	107		400	5,737	6,137	208	11/1/2006	1989

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Tucker	GA	690	6,210	286		690	6,496	7,186	457	6/3/2005	1997
Clarinda	IA	77	1,453	762		77	2,215	2,292	850	12/30/1993	1968
Council Bluffs	IA	225	893	660		225	1,553	1,778	530	4/1/1995	1963
Des Moines	IA	123	627	528		123	1,155	1,278	241	7/1/2000	1965
Glenwood	IA	322	2,098	773		322	2,871	3,193	602	7/1/2000	1964
Mediapolis	IA	94	1,776	678		94	2,454	2,548	924	12/30/1993	1973
Pacific Junction	IA	32	306	85		32	391	423	117	4/1/1995	1978
Winterset	IA	111	2,099	977		111	3,076	3,187	1,143	12/30/1993	1973
Arlington Heights	IL	3,665	32,587	490		3,665	33,077	36,742	10,993	9/9/1994	1986
Springfield	IL	300	6,744	159		300	6,903	7,203	243	8/31/2006	1990
Indianapolis	IN	2,785	16,396	1,368		2,785	17,764	20,549	2,973	1/11/2002	1986
South Bend	IN	400	3,107	—		400	3,107	3,507	430	2/28/2003	1998
Ellinwood	KS	130	1,137	467		130	1,604	1,734	466	4/1/1995	1972
Overland Park	KS	1,274	11,426	1,485		1,274	12,911	14,185	1,818	10/25/2002	1985
Overland Park	KS	2,568	15,140	1,110		2,568	16,250	18,818	2,716	1/11/2002	1989
Bowling Green (4)	KY	365	4,345	215		365	4,560	4,925	387	11/19/2004	1999
Frankfort	KY	560	8,282	134		560	8,416	8,976	292	8/31/2006	1989
Hopkinsville (4)	KY	316	3,761	67		316	3,828	4,144	327	11/19/2004	1999
Lafayette (5)	KY	—	10,848	10,001		—	20,849	20,849	3,659	1/11/2002	1985
Lexington (5)	KY	—	6,394	1,844		—	8,238	8,238	2,046	1/11/2002	1980
Louisville	KY	3,524	20,779	3,175		3,524	23,954	27,478	3,876	1/11/2002	1984
Mayfield	KY	268	2,730	559		268	3,289	3,557	278	11/19/2004	1999
Paducah (4)	KY	450	5,358	327		450	5,685	6,135	479	11/19/2004	2000
Somerset	KY	200	4,919	60		200	4,979	5,179	139	11/6/2006	2000
Braintree	MA	3,193	16,652	2,166		3,193	18,818	22,011	6,348	1/1/2002	1975
Winchester	MA	3,218	18,988	1,493		3,218	20,481	23,699	3,385	1/11/2002	1991
Woburn	MA	3,809	19,862	2,215		3,809	22,077	25,886	7,563	1/1/2002	1969
Bel Air (4)	MD	4,750	16,504	—		4,750	16,504	21,254	52	11/30/2007	1980
Bowie	MD	408	3,421	278		408	3,699	4,107	542	10/25/2002	2000
Easton	MD	383	4,555	257		383	4,812	5,195	711	10/25/2002	2000

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Ellicott City	MD	1,409	22,691	4,849		1,409	27,540	28,949	2,568	3/1/2004	1997
Frederick	MD	385	3,444	347		385	3,791	4,176	553	10/25/2002	1998
Severna Park	MD	229	9,798	483		229	10,281	10,510	1,511	10/25/2002	1998
Silver Spring	MD	1,200	9,288	5,703		1,200	14,991	16,191	1,648	10/25/2002	1996
Silver Spring	MD	3,301	29,065	714		3,301	29,779	33,080	10,019	7/25/1994	1992
Hampton	MI	300	2,406	—		300	2,406	2,706	333	2/28/2003	1998
Midland	MI	300	2,206	—		300	2,206	2,506	306	2/28/2003	1998
Monroe	MI	400	2,606	—		400	2,606	3,006	364	2/28/2003	1998
Portage	MI	600	5,212	—		600	5,212	5,812	721	2/28/2003	1998
Saginaw	MI	300	2,506	—		300	2,506	2,806	349	2/28/2003	1998
Eagan	MN	400	2,506	—		400	2,506	2,906	388	2/28/2003	1998
West St. Paul	MN	400	3,608	100		400	3,708	4,108	566	2/28/2003	1998
St. Joseph	MO	111	1,027	1,242		111	2,269	2,380	579	6/4/1993	1976
Tarkio	MO	102	1,938	750		102	2,688	2,790	1,020	12/30/1993	1970
Oxford	MS	450	5,791	162		450	5,953	6,403	176	10/1/2006	2000
Southaven	MS	450	5,795	136		450	5,931	6,381	176	10/1/2006	2000
Cary	NC	713	4,628	1,244		713	5,872	6,585	843	10/25/2002	1999
Chapel Hill	NC	800	6,414	—		800	6,414	7,214	888	2/28/2003	1996
Ainsworth	NE	25	420	458		25	878	903	213	7/1/2000	1966
Ashland	NE	28	1,823	867		28	2,690	2,718	549	7/1/2000	1965
Blue Hill	NE	56	1,064	740		56	1,804	1,860	322	7/1/2000	1967
Central City	NE	21	919	601		21	1,520	1,541	316	7/1/2000	1969
Columbus	NE	88	561	417		88	978	1,066	197	7/1/2000	1955
Edgar	NE	1	138	392		1	530	531	97	7/1/2000	1971
Exeter	NE	4	626	325		4	951	955	203	7/1/2000	1965
Grand Island	NE	119	1,446	952		119	2,398	2,517	695	4/1/1995	1963
Gretna	NE	237	673	641	(29)	237	1,285	1,522	270	7/1/2000	1972
Lyons	NE	13	797	726		13	1,523	1,536	286	7/1/2000	1969
Milford	NE	24	880	544		24	1,424	1,448	310	7/1/2000	1967
Omaha	NE	650	5,850	182		650	6,032	6,682	421	6/3/2005	1992

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Sutherland	NE	19	1,251	353		19	1,604	1,623	351	7/1/2000	1970
Utica	NE	21	569	407		21	976	997	181	7/1/2000	1966
Waverly	NE	529	686	515		529	1,201	1,730	283	7/1/2000	1989
Burlington	NJ	1,300	11,700	7		1,300	11,707	13,007	3,586	9/29/1995	1994
Cherry Hill	NJ	1,001	8,175	—		1,001	8,175	9,176	826	12/29/2003	1999
Lakewood (6)	NJ	4,885	28,803	1,180		4,885	29,983	34,868	5,017	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	—		1,375	11,232	12,607	1,135	12/29/2003	2001
Voorhees	NJ	1,001	8,177	—		1,001	8,177	9,178	826	12/29/2003	1998
Washington Twp.	NJ	1,001	8,177	—		1,001	8,177	9,178	826	12/29/2003	1999
Albuquerque	NM	3,828	22,572	1,046		3,828	23,618	27,446	3,950	1/11/2002	1986
Albuquerque	NM	540	10,105	—		540	10,105	10,645	53	10/30/2007	1977
Albuquerque	NM	1,660	9,173	—		1,660	9,173	10,833	48	10/30/2007	1983
Albuquerque	NM	1,060	9,875	—		1,060	9,875	10,935	51	10/30/2007	1973
Columbus	OH	3,623	27,778	2,850		3,623	30,628	34,251	4,900	1/11/2002	1989
Grove City	OH	332	3,081	791		332	3,872	4,204	1,194	6/4/1993	1965
Beaver Falls	PA	1,500	13,500	200		1,500	13,700	15,200	851	10/31/2005	1997
Canonsburg	PA	1,518	13,493	587		1,518	14,080	15,598	10,229	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	—		1,001	8,233	9,234	832	12/29/2003	2001
Devon	PA	550	4,536	—		550	4,536	5,086	458	12/29/2003	2001
Elizabeth	PA	696	6,304	229		696	6,533	7,229	412	10/31/2005	1986
Exton	PA	1,001	8,233	—		1,001	8,233	9,234	832	12/29/2003	2000
Glen Mills	PA	1,001	8,233	—		1,001	8,233	9,234	841	12/29/2003	2001
Murrysville	PA	300	2,506	—		300	2,506	2,806	383	2/28/2003	1998
New Britain	PA	979	8,052	—		979	8,052	9,031	814	12/29/2003	1998
Penn Hills	PA	200	904	—		200	904	1,104	139	2/28/2003	1997
Pittsburgh	PA	644	5,856	496		644	6,352	6,996	386	10/31/2005	1987
Pittsburgh	PA	446	4,054	105	(1,400)	446	2,759	3,205	265	10/31/2005	1987
South Park	PA	898	8,102	145		898	8,247	9,145	518	10/31/2005	1995
Kingston	PA	—	5,682	—		—	5,682	5,682	568	12/29/2003	1997
Whitehall	PA	1,599	14,401	861		1,599	15,262	16,861	925	10/31/2005	1987

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Anderson	SC	295	3,509	76		295	3,585	3,880	302	11/19/2004	1999
Beaufort (4)	SC	188	2,234	517		188	2,751	2,939	229	11/19/2004	1999
Camden (4)	SC	322	3,697	713		322	4,410	4,732	362	11/19/2004	1999
Columbia	SC	300	1,905	—		300	1,905	2,205	264	2/28/2003	1998
Greenwood	SC	310	2,701	231		310	2,932	3,242	202	6/3/2005	1999
Hartsville (4)	SC	401	4,775	439		401	5,214	5,615	427	11/19/2004	1999
Lexington (4)	SC	363	4,322	269		363	4,591	4,954	386	11/19/2004	1999
Myrtle Beach	SC	543	3,202	804		543	4,006	4,549	639	1/11/2002	1980
Orangeburg (4)	SC	303	3,607	576		303	4,183	4,486	334	11/19/2004	1999
Rock Hill	SC	300	1,705	—		300	1,705	2,005	254	2/28/2003	1998
Seneca (4)	SC	396	4,714	190		396	4,904	5,300	412	11/19/2004	2000
Huron	SD	144	3,108	4		144	3,112	3,256	1,305	6/30/1992	1968
Huron	SD	45	968	1		45	969	1,014	406	6/30/1992	1968
Sioux Falls	SD	253	3,062	4		253	3,066	3,319	1,289	6/30/1992	1960
Clarksville	TN	320	2,994	351		320	3,345	3,665	83	12/31/2006	1997
Cleveland (4)	TN	305	3,627	414		305	4,041	4,346	332	11/19/2004	1998
Cookeville (4)	TN	322	3,828	253		322	4,081	4,403	340	11/19/2004	1998
Franklin (4)	TN	322	3,833	97		322	3,930	4,252	332	11/19/2004	1997
Gallatin	TN	280	3,327	215		280	3,542	3,822	294	11/19/2004	1998
Goodlettsville	TN	300	3,207	100		300	3,307	3,607	458	2/28/2003	1998
Jackson (4)	TN	295	3,506	163		295	3,669	3,964	307	11/19/2004	1999
Knoxville (4)	TN	304	3,618	536		304	4,154	4,458	331	11/19/2004	1998
Maryville	TN	400	3,507	—		400	3,507	3,907	485	2/28/2003	1998
Nashville	TN	750	6,750	747		750	7,497	8,247	503	6/3/2005	1979
Bellaire	TX	1,238	11,010	162		1,238	11,172	12,410	3,805	5/16/1994	1991
Dallas	TX	4,709	27,768	2,726		4,709	30,494	35,203	5,030	1/11/2002	1990
El Paso	TX	2,301	13,567	730		2,301	14,297	16,598	2,418	1/11/2002	1987
Houston	TX	5,537	32,647	3,410		5,537	36,057	41,594	5,822	1/11/2002	1989
San Antonio	TX	4,283	25,256	1,668		4,283	26,924	31,207	4,480	1/11/2002	1989
Woodlands	TX	3,694	21,782	2,367		3,694	24,149	27,843	3,999	1/11/2002	1988

SENIOR HOUSING PROPERTIES TRUST SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION December 31, 2007 (Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2007
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Arlington	VA	1,885	16,734	270		1,885	17,004	18,889	5,721	7/25/1994	1992
Charlottesville	VA	2,976	26,422	431		2,976	26,853	29,829	9,090	6/17/1994	1991
Charlottesville	VA	641	7,633	616		641	8,249	8,890	673	11/19/2004	1998
Chesapeake	VA	160	1,498	335		160	1,833	1,993	233	5/30/2003	1987
Fredericksburg	VA	287	8,480	447		287	8,927	9,214	1,347	10/25/2002	1998
Midlothian	VA	1,103	13,126	122		1,103	13,248	14,351	1,119	11/19/2004	1996
Newport News	VA	581	6,921	118		581	7,039	7,620	594	11/19/2004	1998
Poquoson	VA	220	2,041	193		220	2,234	2,454	292	5/30/2003	1987
Richmond	VA	134	3,191	297		134	3,488	3,622	522	10/25/2002	1998
Richmond	VA	732	8,717	218		732	8,935	9,667	755	11/19/2004	1999
Virginia Beach	VA	893	7,926	129		893	8,055	8,948	2,743	5/16/1994	1990
Williamsburg	VA	270	2,468	498		270	2,966	3,236	348	5/30/2003	1987
Seattle	WA	256	4,869	67		256	4,936	5,192	2,074	11/1/1993	1964
Brookfield	WI	832	3,849	9,098	(6,552)	832	6,395	7,227	1,991	12/28/1990	1964
Clintonville	WI	30	1,625	289		30	1,914	1,944	842	12/28/1990	1965
Clintonville	WI	14	1,695	525		14	2,220	2,234	868	12/28/1990	1960
Madison	WI	144	1,633	1,594		144	3,227	3,371	899	12/28/1990	1920
Pewaukee	WI	984	2,432	682		984	3,114	4,098	1,216	9/10/1998	1963
Waukesha	WI	68	3,452	2,640		68	6,092	6,160	2,417	12/28/1990	1958
Laramie	WY	191	3,632	623		191	4,255	4,446	1,703	12/30/1993	1964
Worland	WY	136	2,507	931		136	3,438	3,574	1,320	12/30/1993	1970

Total		$217,236	$1,563,477	$174,158	$(14,524)	$217,236	$1,723,111	$1,940,347	$323,891

(1)          Aggregate cost for federal income tax purposes is approximately $1.9 billion.

(2)          We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)          Includes dates acquired by HRPT Properties Trust, our predecessor.

(4)          These properties are collateral for our $74.8 million of mortgage notes.

(5)          These properties are subject to our $15.5 million of capital leases.

(6)          This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Dollars in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2004	$1,600,952	$199,232
Additions	97,480	43,694
Disposals	(8,861)	(2,255)
Impairment	(3,402)	(1,640)
Balance at December 31, 2005	1,686,169	239,031
Additions	143,107	44,073
Disposals	(6,900)	—
Impairment	(8,018)	(6,597)
Balance at December 31, 2006	1,814,358	276,507
Additions	127,389	47,384
Impairment	(1,400)	—
Balance at December 31, 2007	$1,940,347	$323,891

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 29, 2008
David J. Hegarty

/s/ Richard A. Doyle	Treasurer and Chief Financial Officer	February 29, 2008
Richard A. Doyle	(principal financial officer and principal accounting officer)

/s/ Frank J. Bailey	Trustee	February 29, 2008
Frank J. Bailey

/s/ John L. Harrington	Trustee	February 29, 2008
John L. Harrington

/s/ Adam D. Portnoy	Trustee	February 29, 2008
Adam D. Portnoy

/s/ Barry M. Portnoy	Trustee	February 29, 2008
Barry M. Portnoy

/s/ Frederick N. Zeytoonjian	Trustee	February 29, 2008
Frederick N. Zeytoonjian