Form 10-K/A
period 2007-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2008-03-14
CIK 1075415

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated Filer ☒	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Annual Report, which was originally filed with the Securities and Exchange Commission on February 29, 2008.

We are amending Item 15 of the Annual Report to add summary audited financial information regarding Five Star Quality Care, Inc. for its fiscal years ended December 31, 2005, 2006 and 2007, as reported by that company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

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

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules

Page
1. The following consolidated financial statements and financial statement schedule of Senior Housing Properties Trust are included on the pages indicated:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2007 and 2006	F-3
Consolidated Statement of Income for each of the three years in the period ended December 31, 2007	F-4
Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2007	F-5
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-8
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2007	S-1

2. Summary Financial Information for Five Star Quality Care, Inc. for each of the three years in the period ended December 31, 2007	F-1/A

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

Summary Financial Information of Five Star Quality Care, Inc.

The following table presents summary audited financial information for Five Star Quality Care, Inc., or Five Star, for its fiscal years ended December 31, 2005, 2006 and 2007, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for additional information with respect to Five Star.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	As of or for the year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Total revenues(1)	$972,924	$815,586	$727,659
Net income (loss)	23,326	(116,665)	(84,159)
Total assets	360,454	366,411	228,940
Total indebtedness	142,510	171,271	45,329
Total shareholders’ equity	86,822	67,430	68,804

(1)	Five Star’s 2007 Annual Report on Form 10-K states that reclassifications were made to the prior years’ financial statements reported therein to conform to the current year’s presentation.

References in this report to the Annual Report on Form 10-K for Five Star for the fiscal year ended December 31, 2007 are included as textual references only, and the information in such Annual Report is not incorporated by reference into this report.

F-1/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By: /s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: March 14, 2008