Form 10-Q
period 2008-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2008-05-07
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of registrant’s common shares outstanding as of May 6, 2008: 94,928,559.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2008

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust, and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.  Financial Information

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate properties, at cost:
Land	$238,296	$217,236
Buildings and improvements	1,990,995	1,723,111
	2,229,291	1,940,347
Less accumulated depreciation	336,914	323,891
	1,892,377	1,616,456

Cash and cash equivalents	5,192	43,521
Restricted cash	3,957	3,642
Deferred financing fees, net	5,486	5,974
Other assets	29,960	32,301
Total assets	$1,936,972	$1,701,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$115,000	$—
Senior unsecured notes due 2012 and 2015, net of discount	321,909	321,873
Secured debt and capital leases	104,465	104,979
Accrued interest	8,129	10,849
Other liabilities	17,435	14,783
Total liabilities	566,938	452,484

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value:
99,700,000 shares authorized, 94,901,249 and 88,691,892 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	949	887
Additional paid-in capital	1,606,031	1,476,675
Cumulative net income	447,123	423,807
Cumulative distributions	(684,267)	(653,225)
Unrealized gain on investments	198	1,266
Total shareholders’ equity	1,370,034	1,249,410
Total liabilities and shareholders’ equity	$1,936,972	$1,701,894

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$48,983	$44,301
Interest and other income	570	451
Total revenues	49,553	44,752

Expenses:
Interest	9,518	9,893
Depreciation	13,023	11,595
General and administrative	3,696	3,716
Loss on early extinguishment of debt	—	2,026
Total expenses	26,237	27,230

Net income	$23,316	$17,522

Weighted average shares outstanding	91,080	80,815

Basic and diluted earnings per share:
Net income	$0.26	$0.22

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$23,316	$17,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,023	11,595
Amortization of deferred financing fees and debt discounts	524	542
Amortization of acquired real estate assets	(29)	—
Loss on early extinguishment of debt	—	2,026
Change in assets and liabilities:
Restricted cash	(315)	(185)
Other assets	1,193	3,171
Accrued interest	(2,720)	(3,763)
Other liabilities	2,761	(517)
Cash provided by operating activities	37,753	30,391

Cash flows from investing activities:
Acquisitions	(288,944)	(9,644)
Cash used for investing activities	(288,944)	(9,644)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	129,418	151,720
Proceeds from borrowings on revolving credit facility	176,000	22,000
Repayments of borrowings on revolving credit facility	(61,000)	(134,000)
Redemption of senior notes	—	(21,750)
Repayment of other debt	(514)	(434)
Distributions to shareholders	(31,042)	(26,389)
Cash provided by (used for) financing activities	212,862	(8,853)

(Decrease) increase in cash and cash equivalents	(38,329)	11,894
Cash and cash equivalents at beginning of period	43,521	5,464
Cash and cash equivalents at end of period	$5,192	$17,358

Supplemental cash flow information:
Interest paid	$11,714	$13,114

Non-cash financing activities:
Issuance of common shares	$—	$784

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or the Company, have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s financial position, operations or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the effect that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

Note 2.  Real Estate Properties

At March 31, 2008, we owned 221 properties located in 32 states.

During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star Quality Care Inc., or Five Star, for initial rent of $21.8 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

During 2007, we agreed to purchase, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million.  This acquisition has not occurred as of the date of this

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

report.  We intend to lease these properties to Five Star and to add them to our combined lease of 133 properties (including the 19 communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $1.1 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum.  Both mortgages mature in 2041 and are prepayable beginning in 2008.  The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions and the approval of mortgage lenders. We can provide no assurance that we will purchase these properties.

As of March 31, 2008, two of our properties are classified as held for sale as we intend to sell them in 2008.  These two properties met the held for sale criteria at December 31, 2007, for which we recorded an impairment charge of $1.4 million related to one of these properties to reduce the carrying value to its estimated fair value, less costs to sell. These two properties are included in real estate properties on our consolidated balance sheet and have a carrying value of $9.5 million at March 31, 2008.

During the three months ended March 31, 2008 and 2007, pursuant to the terms of our existing leases with Five Star, we purchased $16.6 million and $9.6 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1.6 million and $945,000, respectively.

Note 3.  Unrealized Gain on Investments

On March 31, 2008, we owned 1,000,000 common shares of HRPT Properties Trust and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our consolidated balance sheet. The net unrealized gain on investments shown on our consolidated balance sheet represents the difference between the market prices of such shares on March 31, 2008 ($6.73 and $6.35 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$23,316	$17,522
Other comprehensive income:
Change in net unrealized gain on investments	(1,068)	(80)
Comprehensive income	$22,248	$17,442

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010, with our option to extend the maturity by one additional year upon payment of a fee.  Our revolving credit facility permits borrowings up to $550.0 million.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The interest rate on borrowings under our revolving credit facility was 3.48% and 6.12% at March 31, 2008 and 2007, respectively.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of March 31, 2008 and 2007, we had $115.0 million and zero, respectively, outstanding under this credit facility.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 1, 2008, we paid in full a mortgage loan on one of our properties for $12.6 million.  We used cash on hand and borrowings under our revolving credit facility to fund this payment.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and paid a premium of $1.8 million and wrote off $276,000 of deferred financing fees and unamortized discount related to these senior notes.

Note 6.  Shareholders Equity

In February 2008, we issued 6.2 million of our common shares in a public offering, raising net proceeds of $129.4 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described above.

On February 15, 2008, we paid a $0.35 per share, or $31.0 million, distribution to our common shareholders for the quarter ended December 31, 2007.  On April 3, 2008, we declared a distribution of $0.35 per share, or $33.2 million, to be paid to common shareholders of record on April 18, 2008, with respect to our results for the quarter ended March 31, 2008. We expect to pay this distribution on or about May 15, 2008.

Under the terms of our management agreement with Reit Management and Research LLC, or RMR, on April 11, 2008, we issued 27,310 common shares in payment of an incentive fee of approximately $624,000 for services rendered by RMR during 2007. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

	For the three months ended March 31, 2008
	Short and Long Term Residential Facilities	All Other	Consolidated
Rental income	$47,353	$1,630	$48,983
Interest and other income	—	570	570
Total revenues	47,353	2,200	49,553

Interest expense	1,449	8,069	9,518
Depreciation and amortization expense	12,640	383	13,023
General and administrative expense	—	3,696	3,696
Total expenses	14,089	12,148	26,237

Net income (loss)	$33,264	$(9,948)	$23,316

Total assets	$1,831,412	$105,560	$1,936,972

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Subsequent Events

On May 6, 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT Properties Trust, or HRPT, for approximately $565.0 million.  These buildings are currently 98.3% leased to more than 370 unaffiliated tenants for an average term of 6.7 years.  We expect the closings of these acquisitions to occur over the next 12 months.  Our obligation to complete these purchases is subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, obtaining consents from mortgagees and waivers of rights of first refusal from tenants.  Also, we have a financing contingency relating to certain properties.  We can provide no assurance that we will purchase any or all of these buildings or that the purchases will be completed in the next 12 months.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (approximately 4.6 million square feet) that are leased by HRPT to tenants in medical related business which HRPT will continue to own after this transaction.  Because we and HRPT are both managed by RMR, the purchase prices for the properties to be acquired were established by reference to an appraisal report and the final terms of these transactions were negotiated by special committees of our and HRPT’s Boards composed solely of Independent Trustees representing each company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of March 31, 2008 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	41	11,213	$1,035,000	46.4%	$102,765	47.3%
Assisted living facilities	114	8,227	839,771	37.7%	78,179	36.0%
Skilled nursing facilities	58	5,869	225,080	10.1%	19,268	8.9%
Rehabilitation hospitals	2	364	49,468	2.2%	10,723	4.9%
Wellness centers (3)	6	—	79,972	3.6%	6,519	2.9%
Total	221	25,673	$2,229,291	100.0%	$217,454	100.0%

Tenant/Operator
Five Star (Lease No. 1)	133	11,036	$899,899	40.4%	$75,192	34.6%
Five Star (Lease No. 2) (4)	30	7,275	676,930	30.4%	69,003	31.7%
Five Star rehabilitation hospitals (5)	2	364	49,468	2.2%	10,723	4.9%
Sunrise/Marriott (6)	14	4,091	325,165	14.6%	31,746	14.6%
NewSeasons/IBC (7)	10	873	87,641	3.9%	9,298	4.3%
Alterra/Brookdale (8)	18	894	61,122	2.7%	7,873	3.6%
6 private companies (combined)	8	1,140	49,094	2.2%	7,100	3.4%
Starmark (3)	6	—	79,972	3.6%	6,519	2.9%
Total	221	25,673	$2,229,291	100.0%	$217,454	100.0%

Tenant Operating Statistics (Quarter Ended December 31, 2007) (9)
					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1) (10)	1.41x	1.46x	89%	88%	53%	53%	16%	15%	31%	32%
Five Star (Lease No. 2) (4)	1.66x	1.58x	91%	92%	79%	80%	18%	16%	3%	4%
Five Star Rehabilitation Hospitals (5)	0.92x	1.52x	62%	60%	33%	28%	64%	59%	3%	13%
Sunrise/Marriott (6)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (7)	0.94x	0.66x	81%	84%	100%	100%	—	—	—	—
Alterra/Brookdale (8)	1.85x	2.01x	91%	88%	98%	98%	—	—	2%	2%
6 private companies (combined)	1.94x	1.98x	88%	89%	24%	26%	24%	23%	52%	52%
Starmark(3)	1.95x	NA	NA	NA	100%	NA	—	NA	—	NA

Tenant Operating Statistics (Year Ended December 31, 2007) (9)
					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Five Star (Lease No. 1) (10)	1.43x	1.42x	89%	89%	54%	50%	16%	16%	30%	34%
Five Star (Lease No. 2) (4)	1.61x	1.50x	91%	93%	80%	81%	17%	15%	3%	4%
Five Star Rehabilitation Hospitals (5)	0.91x	1.52x	61%	60%	32%	28%	64%	59%	4%	13%
Sunrise/Marriott (6)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
NewSeasons/IBC (7)	0.96x	1.04x	82%	85%	100%	100%	—	—	—	—
Alterra/Brookdale (8)	2.00x	2.06x	89%	88%	98%	98%	—	—	2%	2%
6 private companies (combined)	1.82x	1.89x	88%	89%	24%	26%	24%	21%	52%	53%
Starmark (3)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

(1)         Amounts are before depreciation, but after impairment write downs, if any.

(2)         Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)         In October and November 2007, we acquired six wellness centers that are leased to affiliates of Starmark Holdings, LLC, or Starmark.  The carrying value of this investment includes property and intangible assets before depreciation.

(4)         Historically, some of these properties were managed by Sunrise Senior Living, Inc., or Sunrise, until November 30, 2006. The rent coverage presented for this lease has been adjusted to exclude management fees paid to Sunrise during the periods presented.

(5)         On October 1, 2006, Five Star assumed the operations of these rehabilitation hospitals. These hospitals were formerly operated by HealthSouth Corporation, or HealthSouth.

(6)         Marriott International, Inc., or Marriott, guarantees this lease. Sunrise has not filed its Annual Report on Form 10-K for 2007 or Quarterly Reports on Form 10-Q for the three quarters of 2007 with the Securities and Exchange Commission due to accounting issues. Because we do not know what impact the resolution of these accounting issues may have on the reported performance of our properties, we do not report operating data for this tenant.

(7)         Independence Blue Cross, or IBC, a Pennsylvania health insurer, guarantees this lease.

(8)         Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.

(9)         All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by rent payable to us. We have not independently verified our tenants’

 operating data.

(10)  Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007:

	2008	2007	Change	% Change
	(in thousands, except per share amounts)

Rental income	$48,983	$44,301	$4,682	10.6%
Interest and other income	570	451	119	26.4%

Interest expense	9,518	9,893	(375)	(3.8)%
Depreciation expense	13,023	11,595	1,428	12.3%
General and administrative expense	3,696	3,716	(20)	(0.5)%
Loss on early extinguishment of debt	—	2,026	(2,026)	(100.0)%

Net income	$23,316	$17,522	$5,794	33.1%

Weighted average shares outstanding	91,080	80,815	10,265	12.7%

Net income per share	$0.26	$0.22	$0.04	18.2%

Rental income increased because of rents earned from our real estate acquisitions during the first quarter of 2008 and the full quarter impact of rents from our acquisitions in 2007. Interest and other income increased as a result of higher levels of investable cash in money market funds.

Interest expense decreased because of lower rates and lesser amounts outstanding under our revolving credit facility. It also decreased due to our pay down of amounts outstanding under our revolving credit facility in February 2008 with the proceeds of an equity issuance. Our weighted average balance outstanding and interest rate under our revolving credit facility was $24.0 million and 4.6% and $53.5 million and 6.1% for the three months ended March 31, 2008 and 2007, respectively.

Depreciation expense for the first quarter of 2008 increased because of acquisitions during the first quarter of 2008 and the full quarter impact of depreciation from our acquisitions in 2007. General and administrative expenses decreased in 2008 due to higher legal expenses, state taxes and stock grants in the first quarter of 2007 than in 2008 offset by an increase resulting from acquisitions since April 1, 2007.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early retirement of debt of $2.0 million in connection with this purchase.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2007 and February 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Rents from our properties are our principal source of funds for current expenses, debt service and distributions to shareholders.  We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually.  This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders.  We believe that this operating cash flow will be sufficient to meet our operating expenses, debt service and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature which may permit us to increase the maximum borrowing to $1.1 billion, in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At March 31, 2008, the annual interest rate payable on our revolving credit facility was 3.48%.  As of March 31, 2008, we had $115.0 million outstanding under this credit facility.

In February 2008, we issued 6.2 million common shares in a public offering, raising net proceeds of $129.4 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described below.

During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

During 2007, we agreed to purchase, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million.  This acquisition has not occurred as of the date of this report.  We intend to lease these properties to Five Star and to add them to our combined lease of 133 properties (including the 19 communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $1.1 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming two mortgages, one for $3.6 million at 5.7% per annum and one for $3.6 million at 6.2% per annum.  Both mortgages mature in 2041 and are prepayable beginning in 2008.  The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions and the approval of mortgage lenders. We can provide no assurance that we will purchase these properties.

On May 6, 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT Properties Trust, or HRPT, for approximately $565.0 million.  These buildings are currently 98.3% leased to more than 370 unaffiliated tenants for an average term of 6.7 years.  We expect the closings of these acquisitions to occur over the next 12 months.  We expect to initially fund these acquisitions using a combination of cash on hand, borrowings under our revolving credit facility, and assumption of three mortgages that encumber two of the properties, one for $4.5 million at 6.5% per annum, one for $2.1 million at 7.85% per annum and one for $4.4 million at 7.31% per annum.  The mortgages mature in January, 2013, January, 2022 and January, 2022, respectively, and are prepayable subject to a prepayment fee.  We expect to eventually fund these purchases with a mix of long term capital determined based upon market conditions.  Our obligation to complete these purchases is subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, obtaining consents from mortgagees and waivers of rights of first refusal from tenants.  Also, we have a financing contingency relating to certain properties for an aggregate of approximately $245 million.  We can provide no assurance that we will purchase any or all of these buildings or that the purchases will be completed in the next 12 months.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (approximately 4.6 million square feet) that are leased by HRPT to tenants in medical related business which HRPT will continue to own after this transaction.

At March 31, 2008, we had $5.2 million of cash and cash equivalents and $435.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

On February 15, 2008, we paid a $0.35 per common share, or $31.0 million, distribution to our common shareholders for the quarter ended December 31, 2007.  On April 3, 2008, we declared a distribution of $0.35 per common share, or $33.2 million, to be paid to our common shareholders of record on April 18, 2008 with respect to our results for the quarter ended March 31, 2008. We expect to pay this distribution on or about May 15, 2008, using cash on hand and borrowings under our revolving credit facility.

On April 1, 2008, we paid in full a mortgage loan on one of our properties for $12.6 million.  We used cash on hand and borrowings under our revolving credit facility to fund this payment.

As of May 6, 2008, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at March 31, 2008, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes and $89.0 million of mortgage debts and bonds secured by 24 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios.  As of March 31, 2008 we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving credit facility.

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

Related Person Transactions

Five Star is our former subsidiary. During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to the combined lease for 114 properties with Five Star, which has a current term expiring in 2020.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.

During 2007, we agreed to purchase, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million.  This acquisition has not occurred as of the date of this report.  We intend to lease these properties to Five Star and to add them to our combined lease of 133 properties (including the 19 communities described above) with Five Star, which has a current term expiring in 2020 and we expect the annual rent under this combined lease will increase by $1.1 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  The purchase of these properties is contingent upon completion of our diligence, other customary closing conditions and the approval of mortgage lenders. We can provide no assurance that we will purchase these properties.

Under the terms of our management agreement with RMR, on April 11, 2008, we issued 27,310 common shares in payment of an incentive fee of approximately $624,000 for services rendered by RMR during 2007.

During the three months ended March 31, 2008, pursuant to the terms of our existing leases with Five Star, we purchased $16.6 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1.6 million.

On May 6, 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT for approximately $565.0 million.  These buildings are currently 98.3% leased to more than 370 unaffiliated tenants for an average term of 6.7 years.  We expect the closings of these acquisitions to occur over the next 12 months.  We were formerly a 100% owned subsidiary of HRPT until we were spun off to HRPT shareholders in 1999.  At the time of this spin off, we and HRPT entered an agreement which prohibited us from investing in medical properties in competition with HRPT.  One of the agreements entered into amends that 1999 agreement to permit us, rather than HRPT, to invest in medical office, clinic and biotech laboratory buildings.  We expect to enter into a new property management agreement with RMR with respect to the buildings acquired and to amend our advisory agreement with RMR.  Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees, are the owners of RMR and are trustees of HRPT.  RMR is also HRPT’s manager.  In addition, another of our trustees, Frederick N. Zeytoonjian, is also a trustee of HRPT.  The purchase prices for the properties to be acquired was established by reference to an appraisal report by a nationally recognized real estate appraisal firm and the terms of the sales were negotiated by special committees of each company’s board composed solely of independent trustees representing each company.  Also, while the management fees payable by us to our manager, RMR, are principally based on our historical cost of properties, fees with respect to these 48 properties will be based on HRPT’s historical cost rather than our higher purchase prices and so will be the same lower fees that are currently being paid by HRPT with respect to these properties.  Our obligation to complete these purchases is subject to various conditions typical of commercial real estate purchases, including, with respect to certain of these properties, obtaining consents from mortgagees and waivers of rights of first refusal from tenants.  We can provide no assurance that we will purchase any or all of these buildings or that the purchases will be completed in the next 12 months.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (approximately 4.6 million square feet) that are leased by HRPT to tenants in medical related business which HRPT will continue to own after this transaction.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2007. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010, with our option to extend the maturity by one additional year upon payment of a fee. At March 31, 2008, we had $115.0 million outstanding and $435.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $115.0 million at March 31, 2008 was 3.48% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2008 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2008	3.48%	$115,000	$4,002
10% reduction	3.13%	$115,000	$3,600
10% increase	3.83%	$115,000	$4,405

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FOR EXAMPLE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE TWO PROPERTIES FOR $14.1 MILLION AND TO LEASE THEM TO FIVE STAR. OUR DILIGENCE REGARDING THESE TRANSACTIONS HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH THESE PURCHASES FOR THIS OR OTHER REASONS. AS A RESULT, THESE PROPOSED PURCHASES AND LEASES MAY NOT OCCUR.

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE 48 MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS FOR $565 MILLION AND THAT THESE SALES ARE EXPECTED TO BE COMPLETED DURING THE NEXT 12 MONTHS.  HOWEVER, OUR OBLIGATION TO COMPLETE THESE PURCHASES IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE PURCHASES, INCLUDING, WITH RESPECT TO CERTAIN PROPERTIES, OBTAINING CONSENTS FROM MORTGAGEES AND WAIVERS OF RIGHTS OF FIRST REFUSAL FROM TENANTS.  ALSO, WE HAVE A FINANCING CONTINGENCY RELATING TO CERTAIN PROPERTIES FOR AN AGGREGATE PURCHASE PRICE OF APPROXIMATELY $245 MILLION.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, SOME OR ALL OF THE PROPERTIES MAY NOT BE PURCHASED, THE PURCHASE PRICES PAYABLE BY SNH MAY BE CHANGED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007.

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

PART II.   Other Information

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2007, RMR provides management services to us.  Under the terms of our agreement with RMR, on April 11, 2008, we issued 27,310 common shares to RMR in payment of an incentive fee of approximately $624,000 for services rendered by RMR during 2007. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.                 Exhibits

3.1                                 Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 21, 2008.)

3.2                                 Composite Copy of the Company’s Amended and Restated Bylaws, dated March 14, 2003, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2008.)

10.1                           Thirteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of January 4, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.2                           Fourteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of February 7, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.3                           Fifteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of February 17, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.4                           Sixteenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of March 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

10.5                           Seventeenth Amendment to Second Amended and Restated Master Lease Agreement, dated as of March 31, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith.)

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
Dated: May 7, 2008

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 7, 2008