Form 10-Q
period 2008-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2008-08-08
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non –Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of registrant’s common shares outstanding as of August 7, 2008: 114,488,559.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2008

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”,
“we”, “us” and “our” refer to Senior Housing Properties Trust, and its consolidated subsidiaries, unless otherwise noted.

SENIOR HOUSING PROPERTIES TRUST

PART I.         Financial Information

Item 1.                Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Real estate properties, at cost:
Land	$247,699	$217,236
Buildings and improvements	2,065,998	1,723,111
	2,313,697	1,940,347
Less accumulated depreciation	351,189	323,891
	1,962,508	1,616,456

Cash and cash equivalents	185,940	43,521
Restricted cash	3,555	3,642
Deferred financing fees, net	4,999	5,974
Acquired real estate leases, net	14,039	2,387
Other assets	28,024	29,914
Total assets	$2,199,065	$1,701,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes due 2012 and 2015, net of discount	321,945	321,873
Secured debt and capital leases	91,515	104,979
Accrued interest	10,695	10,849
Acquired real estate lease obligations, net	5,795	4,216
Other liabilities	15,939	10,567
Total liabilities	445,889	452,484

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 114,488,559 and 88,691,892 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,145	887
Additional paid-in capital	2,000,529	1,476,675
Cumulative net income	468,803	423,807
Cumulative distributions	(717,482)	(653,225)
Unrealized gain on investments	181	1,266
Total shareholders’ equity	1,753,176	1,249,410
Total liabilities and shareholders’ equity	$2,199,065	$1,701,894

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$52,680	$44,406	$101,663	$88,708
Interest and other income	710	556	1,280	1,006
Total revenues	53,390	44,962	102,943	89,714

Expenses:
Interest	9,810	9,160	19,328	19,053
Depreciation	14,275	11,704	27,298	23,299
General and administrative	4,685	3,449	8,381	7,165
Impairment of assets	2,940	—	2,940	—
Loss on early extinguishment of debt	—	—	—	2,026
Total expenses	31,710	24,313	57,947	51,543

Net income	$21,680	$20,649	$44,996	$38,171

Weighted average shares outstanding	100,302	83,649	95,691	82,240

Basic and diluted earnings per share:
Net income	$0.22	$0.25	$0.47	$0.46

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 (amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$44,996	$38,171
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,298	23,299
Amortization of deferred financing fees and debt discounts	1,047	1,084
Amortization of acquired real estate leases	(7)	—
Impairment of assets	2,940	—
Loss on early extinguishment of debt	—	2,026
Change in assets and liabilities:
Restricted cash	87	(43)
Investments in trading securities	—	(10,153)
Other assets	1,167	5,228
Accrued interest	(154)	(972)
Other liabilities	5,984	(252)
Cash provided by operating activities	83,358	58,388

Cash flows from investing activities:
Acquisitions	(386,356)	(17,167)
Cash used for investing activities	(386,356)	(17,167)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	523,138	151,670
Proceeds from borrowings on revolving credit facility	210,000	22,000
Repayments of borrowings on revolving credit facility	(210,000)	(134,000)
Redemption of senior notes	—	(21,750)
Repayment of other debt	(13,464)	(853)
Distributions to shareholders	(64,257)	(54,828)
Cash provided by (used for) financing activities	445,417	(37,761)

Increase in cash and cash equivalents	142,419	3,460
Cash and cash equivalents at beginning of period	43,521	5,464
Cash and cash equivalents at end of period	$185,940	$8,924

Supplemental cash flow information:
Interest paid	$19,482	$18,942

Non-cash financing activities:
Issuance of common shares	$974	$959

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or the Company, have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As required, we adopted SFAS No. 157 on January 1, 2008 and the effect was not material to our consolidated financial statements.

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

Note 2.  Real Estate Properties

At June 30, 2008, we owned 226 properties located in 33 states.

In May 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT Properties Trust, or HRPT, for an aggregate purchase price of approximately $565.0 million.  These buildings were 98.3% leased to more than 370 tenants for an average term of 6.7 years at the time of the announcement.  We expect the closings of these acquisitions to occur over the next three quarters.  Our obligations to complete these purchases are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, obtaining waivers of rights of first refusal from tenants.  Also, we have a financing contingency relating to certain properties.  We can provide no assurance that we will purchase all of these buildings or that the purchases will be completed in the next three quarters.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related business which the seller will continue to own after these transactions.  Because we and the seller are both managed by Reit Management & Research LLC, or RMR, the terms of these transactions were negotiated by special committees of our and the seller’s board of trustees composed solely of Independent Trustees of each company.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

In June 2008, we acquired five medical office, clinic and biotech laboratory buildings from HRPT pursuant to these contracts for approximately $83.8 million, excluding closing costs.  On July 9, 2008, we acquired three additional medical office and clinic properties from HRPT for approximately $39.1 million, excluding closing costs. We funded these acquisitions using cash on hand and assumed three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.08% per annum.  Intangible lease assets and liabilities recorded by us for these acquisitions totaled $11.8 million and $1.7 million, respectively.

On June 30, 2008, we realigned our three leases with Five Star Quality Care, Inc., or Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 33 properties, including 10 properties acquired during the first quarter of 2008; this lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024. The rent payable by Five Star to us is unchanged as a result of this lease realignment and the increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, to Five Star for $21.4 million and Five Star assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to SNH for the remaining seven properties that were formerly operated by NewSeasons.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under a separate lease between us and Five Star which we call our Five Star lease no. 4.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  The properties have been leased to Five Star until 2024 under our Five Star lease no. 3 described above and rent under that lease was increased by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

In June 2008, we agreed to purchase, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.7 million.  This acquisition has not closed as of the date of this report.  We intend to lease these properties to Five Star and to add them to our Five Star lease no. 3, as described above, for a term expiring in 2024, and we expect the annual rent under this lease will increase by approximately $5.0 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund this acquisition using cash on hand and by assuming 15 mortgages on these eight properties for a total of $50.5 million at a weighted average interest rate of 6.54% per annum maturing in 2017.  The purchase of these properties is contingent upon our and Five Star’s completion of diligence, other customary closing conditions and the approval of mortgage lenders.  We can provide no assurance that we will purchase or lease these properties.

As of June 30, 2008, two of our properties are classified as held for sale as we intend to sell them in 2008.  At December 31, 2007 and June 30, 2008, we recorded an impairment charge on one of these properties of $1.4 million and $2.9 million, respectively, to reduce the carrying value to its estimated fair value.  These two properties are included in real estate properties on our condensed consolidated balance sheet and have a net carrying value of approximately $6.6 million at June 30, 2008.

During the six months ended June 30, 2008 and 2007, pursuant to the terms of our existing leases with Five Star, we purchased $27.3 million and $17.1 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $2.4 million and $1.7 million, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 3.  Unrealized Gain on Investments

On June 30, 2008, we owned 1,000,000 common shares of HRPT Properties Trust and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheet. The net unrealized gain on investments shown on our condensed consolidated balance sheet represents the difference between the quoted market prices (level 1) of such shares on June 30, 2008 ($6.77 and $4.73 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$21,680	$20,649	$44,996	$38,171
Other comprehensive income:
Change in unrealized gain on investments	(17)	(1,981)	(1,085)	(2,061)
Comprehensive income	$21,663	$18,668	$43,911	$36,110

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010, with our option to extend the maturity by one additional year upon payment of a fee.  Our revolving credit facility permits borrowings up to $550.0 million.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The interest rate payable on borrowings under this revolving credit facility was 3.26% and 6.10% at June 30, 2008 and 2007, respectively.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of June 30, 2008 and 2007, we had no amounts outstanding under this credit facility.

In April 2008, we paid in full a mortgage loan on one of our properties for $12.6 million.  We used cash on hand and borrowings under our revolving credit facility to fund this payment.

Note 6.  Shareholders Equity

Under the terms of our management agreement with RMR, on April 11, 2008 we issued 27,310 common shares in payment of an incentive fee of approximately $624,000 for services rendered by RMR during 2007.  These restricted securities were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2008, we granted each of our five trustees 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $22.91 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2008, we paid a $0.35 per share, or $33.2 million, distribution to our common shareholders for the quarter ended March 31, 2008.  On July 8, 2008, we declared a distribution of $0.35 per share, or $40.1 million, to be paid to common shareholders of record on July 18, 2008, with respect to our results for the quarter ended June 30, 2008. We expect to pay this distribution on or about August 14, 2008.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

In June 2008, we issued 19.6 million of our common shares in a public offering, raising net proceeds of $393.7 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described in Note 2 above.

Note 7. Segment Reporting

We have one reportable operating segment: short term and long term residential care facilities that offer dining for residents.  Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of our specialized facilities that offer medical related services, fitness, wellness and spa service to members operating segment. Prior to October 2007, our only operating segment was short term and long term residential care facilities that offer dining for residents.

	For the three months ended June 30, 2008
	Short and Long Term Residential Care Facilities	All Other	Consolidated
Rental income	$50,789	$1,891	$52,680
Interest and other income	—	710	710
Total revenues	50,789	2,601	53,390

Interest expense	1,220	8,590	9,810
Depreciation and amortization expense	13,824	451	14,275
General and administrative expense	—	4,685	4,685
Impairment of assets	2,940	—	2,940
Total expenses	17,984	13,726	31,710

Net income (loss)	$32,805	$(11,125)	$21,680

Total assets	$1,827,693	$371,372	$2,199,065

	For the six months ended June 30, 2008
	Short and Long Term Residential Care Facilities	All Other	Consolidated
Rental income	$98,024	$3,639	$101,663
Interest and other income	—	1,280	1,280
Total revenues	98,024	4,919	102,943

Interest expense	2,668	16,660	19,328
Depreciation and amortization expense	26,464	834	27,298
General and administrative expense	—	8,381	8,381
Impairment of assets	2,940	—	2,940
Total expenses	32,072	25,875	57,947

Net income (loss)	$65,952	$(20,956)	$44,996

Total assets	$1,827,693	$371,372	$2,199,065

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 8. Significant Tenant

Five Star is the lessee of 70.8% of our investments, at cost, as of June 30, 2008.  The following tables present summary financial information for Five Star for the three and six months ended June 30, 2008 and 2007, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Total revenues	$271,144	$240,138
Operating income	6,075	4,751
Income from continuing operations	4,237	5,143
Net income	3,489	4,080

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Total revenues	$530,021	$477,165
Operating income	13,430	7,242
Income from continuing operations	8,656	10,625
Net income	5,106	8,844
Current assets	137,455	171,826
Non-current assets	243,390	180,640
Total indebtedness	142,393	142,582
Current liabilities	116,315	105,622
Non-current liabilities	172,980	171,282
Total shareholders’ equity	91,550	75,562
Net cash provided by operating activities	22,229	48,377
Net cash used in discontinued operations	(398)	(1,726)
Net cash used in investing activities	(6,829)	(21,649)
Net cash used in financing activities	(117)	(28,757)
Net increase (decrease) in cash	14,885	(3,755)
Cash and cash equivalents at the beginning of the period	30,999	46,241
Cash and cash equivalents at the end of the period	45,884	42,486

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the Securities and Exchange Commission.

References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

Note 9.  Pro Forma Information

During the three months ended June 30, 2008, we purchased five properties for $83.8 million and, pursuant to the terms of our existing leases with Five Star, we purchased $10.7 million of improvements made to our properties leased to Five Star.  During the six months ended June 30, 2008, we purchased 24 properties for $356.1 million and $27.3 million of improvements made to our properties leased to Five Star.  On April 1, 2008, we paid in full a mortgage loan on one of our properties for $12.6 million.  During the three and six months ended June 30, 2008, we recorded an impairment charge on one of our properties for $2.9 million.  During the three and six months ended June 30, 2008, we issued 19.6 million and 25.8 million of our common shares, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

During 2007, we purchased six wellness centers for $76.8 million and $47.7 million of improvements made to our properties lease to Five Star.  We assumed $14.9 million of mortgage debt in conjunction with the wellness centers acquisition.  We purchased and redeemed $20.0 million of our senior notes in January 2007.  We recorded an impairment charge on one of our properties for $1.4 million.  In February and December 2007, we issued 5.0 million and 6.0 million of our common shares, respectively.

The following table presents our pro forma results of operations as if these acquisitions and related financings were completed on January 1, 2007.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$55,591	$55,727	$111,450	$111,452
Net income	$23,213	$26,131	$50,816	$50,681

Per common share data:
Net income	$0.20	$0.23	$0.44	$0.44

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of June 30, 2008 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent

Facility Type
Independent living communities (2)	41	11,213	$1,041,038	45.5%	$103,248	46.0%
Assisted living facilities (3)	111	7,968	817,326	35.7%	75,918	33.8%
Skilled nursing facilities	58	5,869	226,941	9.9%	19,237	8.6%
Rehabilitation hospitals	2	364	49,931	2.2%	10,760	4.8%
Wellness centers (4)	6	—	80,008	3.5%	6,519	2.9%
Medical office buildings (MOBs) (5)	5	—	75,010	3.2%	8,770	3.9%
Total (3)	223	25,414	$2,290,254	100.0%	$224,452	100.0%

Tenant/Operator
Five Star (Lease No. 1) (6)	100	8,600	$700,423	30.6%	$61,091	27.2%
Five Star (Lease No. 2) (6)	32	7,639	732,288	32.0%	80,197	35.8%
Five Star (Lease No. 3) (6)	33	2,436	202,946	8.9%	14,619	6.5%
Five Star (Lease No. 4) (3)	7	614	64,198	2.8%	6,807	3.0%
Sunrise/Marriott (7)	14	4,091	325,165	14.2%	31,746	14.2%
Alterra/Brookdale (8)	18	894	61,122	2.7%	7,873	3.5%
6 private companies (combined)	8	1,140	49,094	2.1%	6,830	3.0%
Starmark (4)	6	—	80,008	3.5%	6,519	2.9%
Multi-tenant MOBs (5)	5	—	75,010	3.2%	8,770	3.9%
Total (3)	223	25,414	$2,290,254	100.0%	$224,452	100.0%

Tenant Operating Statistics (Quarter Ended March 31, 2008) (9)

							Percentage of Operating Revenue Sources
	Rent Coverage				Occupancy		Private Pay		Medicaid		Medicare
	2008		2007		2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1) (6) (10)	1.27	x	1.21	x	87%	89%	64%	65%	14%	13%	22%	22%
Five Star (Lease No. 2) (6)	1.59	x	1.38	x	89%	91%	68%	68%	29%	28%	3%	4%
Five Star (Lease No. 3) (6) (10)	2.67	x	2.73	x	84%	88%	25%	24%	24%	25%	51%	51%
Five Star (Lease No. 4) (3)	1.28	x	1.45	x	88%	88%	100%	100%	—	—	—	—
Sunrise/Marriott (7)	NA		NA		NA	NA	NA	NA	NA	NA	NA	NA
Alterra/Brookdale (8)	2.23	x	2.13	x	91%	87%	99%	98%	—	—	1%	2%
6 private companies (combined)	2.25	x	1.68	x	87%	88%	27%	25%	24%	24%	49%	51%
Starmark(4)	1.91	x	NA		NA	NA	100%	NA	—	NA	—	NA

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Properties where the majority of units are independent living apartments are classified as independent living communities.
(3)

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and IBC lease obligations to SNH for the remaining seven properties that were formerly operated by NewSeasons. The data provided above represents the seven properties we continue to own.

(4)	In October and November 2007, we acquired six wellness centers that are leased to affiliates of Starmark Holdings, LLC, or Starmark. These wellness centers have a total of 354,000 square feet.
(5)

In June 2008, we acquired five medical office, clinic and biotech laboratory buildings, or MOBs. The carrying value of this investment is before depreciation and includes intangible lease assets and liabilities. These MOBs have a total of 449,000 square feet.

(6)

On June 30, 2008, we realigned our three leases with Five Star. The rent payable by Five Star to us is unchanged as a result of this lease realignment and the increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

(7)

Marriott International, Inc., or Marriott, guarantees this lease. Sunrise has not filed its Quarterly Report on Form 10-Q for the first quarter of 2008 with the Securities and Exchange Commission due to accounting issues. Because we do not know what impact the resolution of these accounting issues may have on the reported performance of our properties, we do not report operating data for this tenant.

(8)	Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.
(9)

All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by rent payable to us. We have not included operating data for our medical office buildings because we acquired them in June 2008. We have not independently verified our tenants’ operating data.

(10)	Includes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007:

	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$52,680	$44,406	$8,274	18.6%
Interest and other income	710	556	154	27.7%

Interest expense	9,810	9,160	650	7.1%
Depreciation expense	14,275	11,704	2,571	22.0%
General and administrative expense	4,685	3,449	1,236	35.8%
Impairment of assets	2,940	—	2,940	100.0%

Net income	$21,680	$20,649	$1,031	5.0%

Weighted average shares outstanding	100,302	83,649	16,653	19.9%

Net income per share	$0.22	$0.25	$(0.03)	(12.0)%

Rental income increased because of rents earned from our real estate acquisitions since April 1, 2007. Interest and other income increased as a result of higher levels of investable cash in money market funds.

Interest expense increased because of greater amounts outstanding under our revolving credit facility offset by lower rates under our revolving credit facility. This increase was also reduced by our prepayment of a mortgage on April 1, 2008 that had a maturity date of June 30, 2008.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $87.6 million and 3.6% and $53.5 million and 6.1% for the three months ended June 30, 2008 and 2007, respectively.

Depreciation expense for the second quarter of 2008 increased because of acquisitions since April 1, 2007. General and administrative expenses increased in 2008 due to our acquisitions since April 1, 2007, and higher state taxes, accounting fees and stock grants in the second quarter of 2008 than in 2007, offset by decreases in legal fees.

During the second quarter of 2008, we recognized an impairment of assets charge of $2.9 million related to one property that we intend to sell in 2008.

Net income increased because of the changes in revenues and expenses described above. Net income per share decreased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2007 and February and June 2008.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007:

	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$101,663	$88,708	$12,955	14.6%
Interest and other income	1,280	1,006	274	27.2%

Interest expense	19,328	19,053	275	1.4%
Depreciation expense	27,298	23,299	3,999	17.2%
General and administrative expense	8,381	7,165	1,216	17.0%
Impairment of assets	2,940	—	2,940	100.0%
Loss on early extinguishment of debt	—	2,026	(2,026)	(100.0)%

Net income	$44,996	$38,171	$6,825	17.9%

Weighted average shares outstanding	95,691	82,240	13,451	16.4%

Net income per share	$0.47	$0.46	$0.01	2.2%

Rental income increased because of rents earned from our real estate acquisitions since January 1, 2007. Interest and other income increased as a result of higher levels of investable cash in money market funds.

Interest expense increased because of greater amounts outstanding under our revolving credit facility offset by lower rates under our revolving credit facility. This increase was also reduced by our prepayment of a mortgage on April 1, 2008 that had a maturity date of June 30, 2008.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $56.3 million and 3.8% and $53.5 million and 6.1% for the six months ended June 30, 2008 and 2007, respectively.

Depreciation expense for the first six months of 2008 increased as a result of real estate acquisition since January 1, 2007.  General and administrative expenses increased in 2008 due to our acquisitions since January 1, 2007, and higher state taxes, accounting fees and stock grants in the six months of 2008 than in the 2007 period, offset by decreases in legal fees.

During the six months ended June 30, 2008, we recognized an impairment of assets charge of $2.9 million related to one property that we intend to sell in 2008.

In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early retirement of debt of $2.0 million in connection with this purchase.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and December 2007 and February and June 2008.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature which may permit us to increase the maximum borrowing to $1.1 billion, in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At June 30, 2008, the annual interest rate payable on our revolving credit facility was 3.26%.  As of June 30, 2008, we had no amounts outstanding under this credit facility.

In February 2008, we issued 6.2 million common shares in a public offering, raising net proceeds of $129.4 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described below.

During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to what we now refer to as Five Star lease no. 1 and lease no. 3, which have a current term expiring in 2022 and 2024, respectively.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

On April 1, 2008, we paid in full a mortgage loan on one of our properties for $12.6 million.  We used cash on hand and borrowings under our revolving credit facility to fund this payment.

In June 2008, we issued 19.6 million common shares in a public offering, raising net proceeds of $393.7 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described below.

In May 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of approximately $565.0 million.  These buildings were 98.3% leased to more than 370 tenants for an average term of 6.7 years at the time of the announcement.  We expect the closings of these acquisitions to occur over the next three quarters.  Our obligations to complete these purchases are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, obtaining waivers of rights of first refusal from tenants.  Also, we have a financing contingency relating to certain properties.  We can provide no assurance that we will purchase all of these buildings or that the purchases will be completed within the next three quarters.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related business which the seller will continue to own after these transactions.  Because we and the seller are both managed by RMR, final terms of these transactions were negotiated by special committees of our and the seller’s board of trustees composed solely of Independent Trustees of each company.

In June 2008, we acquired five medical office, clinic and biotech laboratory buildings pursuant to these contracts for approximately $83.8 million, excluding closing costs.  On July 9, 2008, we acquired three additional medical office, clinic and biotech laboratory properties for approximately $39.1 million, excluding closing costs.  We funded these acquisitions using cash on hand and assumed three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.08% per annum.

On June 30, 2008, we realigned our three leases with Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 33 properties, including 10 properties acquired during the first quarter of 2008; this lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024. The rent payable by Five Star to us is unchanged as a result of this lease realignment and the increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and IBC lease obligations to SNH for the remaining seven properties that were formerly operated by NewSeasons.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under a separate lease between us and Five Star which we call our Five Star lease no. 4.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  The properties have been leased to Five Star until 2024 under our Five Star lease no. 3 described above and rent under that lease was increased by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

In June 2008, we agreed to purchase, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.7 million.  This acquisition has not closed as of the date of this report.  We intend to lease these properties to Five Star and to add them to our Five Star lease no. 3, as described above, for a term expiring in 2024, and we expect the annual rent under this lease will increase by approximately $5.0 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund this acquisition using cash on hand and by assuming 15 mortgages on these eight properties for a total of $50.5 million at a weighted average interest rate of 6.54% per annum maturing in 2017.  The purchase of these properties is contingent upon our and Five Star’s completion of diligence, other customary closing conditions and the approval of mortgage lenders.  We can provide no assurance that we will purchase or lease these properties.

At June 30, 2008, we had $185.9 million of cash and cash equivalents and $550.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  Also, we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as the current downturn in the real estate and capital markets which has limited the availability of debt financing. Although there can be no assurance that we will complete any debt or equity offerings or other financings, we believe we will have access to various types of financings, including debt or equity offerings, to finance future acquisitions and to pay our debts and other obligations.

On February 15, 2008, we paid a $0.35 per common share, or $31.0 million, distribution to our common shareholders for the quarter ended December 31, 2007.  On May 15, 2008, we paid a $0.35 per common share, or $33.2 million, distribution to our common shareholders for the quarter ended March 31, 2008.  On July 8, 2008, we declared a distribution of $0.35 per common share, or $40.1 million, to be paid to our common shareholders of record on July 18, 2008 with respect to our results for the quarter ended June 30, 2008. We expect to pay this distribution on or about August 14, 2008, using cash on hand and borrowings under our revolving credit facility.

As of August 7, 2008, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at June 30, 2008, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes and $76.1 million of mortgage debts and bonds secured by 23 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios.  As of June 30, 2008 we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving credit facility.

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

In May 2008, we announced that we have entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT for an aggregate purchase price of approximately $565.0 million.  These buildings were 98.3% leased to more than 370 tenants for an average term of 6.7 years at the time of the announcement.  We expect the closings of these acquisitions to occur over the next three quarters.  Our obligations to complete these purchases are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, obtaining waivers of rights of first refusal from tenants.  Also, we have a financing contingency relating to certain properties.  We can provide no assurance that we will purchase all of these buildings or that the purchases will be completed in the next three quarters.  In addition, we also acquired a right of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased by HRPT to tenants in medical related business which HRPT will continue to own after these transactions.  Because we and HRPT are both managed by RMR, the final terms of these transactions were negotiated by special committees of our and HRPT’s board of trustees composed solely of Independent Trustees of each company.

In June 2008, we acquired five of these medical office, clinic and biotech laboratory buildings from HRPT for approximately $83.8 million, excluding closing costs pursuant to the May 2008 agreements. We funded these acquisitions using cash on hand.  On July 9, 2008, we acquired three additional medical office and clinic properties from HRPT for approximately $39.1 million, excluding closing costs.  We funded these acquisitions using cash on hand and assumed three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.08% per annum.

Five Star is our former subsidiary.  On June 30, 2008, we realigned our three leases with Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 33 properties, including 10 properties acquired during the first quarter of 2008; this lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024. The rent payable by Five Star to us is unchanged as a result of this lease realignment and the increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to SNH for the remaining seven properties that were formerly operated by NewSeasons.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under a separate lease between us and Five which we call our Five Star lease no. 4.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  The properties have been leased to Five Star until 2024 under our Five Star lease no. 3 described above and rent under that lease was increased by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

In June 2008, we agreed to purchase, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.7 million.  This acquisition has not closed as of the date of this report.  We intend to lease these properties to Five Star and to add them to our Five Star lease no. 3, as described above, for a term expiring in 2024, and we expect the annual rent under this lease will increase by approximately $5.0 million.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We expect to fund this acquisition using cash on hand and by assuming 15 mortgages on these eight properties for a total of $50.5 million at a weighted average interest rate of 6.54% per annum maturing in 2017.  The purchase of these properties is contingent upon our and Five Star’s completion of diligence, other customary closing conditions and the approval of mortgage lenders.  We can provide no assurance that we will purchase or lease these properties.

During the six months ended June 30, 2008 and 2007, pursuant to the terms of our existing leases with Five Star, we purchased $27.3 million and $17.1 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $2.4 million and $1.7 million, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FOR EXAMPLE:

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS.  OUR OBLIGATIONS TO COMPLETE THE CURRENTLY PENDING PURCHASES IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES, INCLUDING, WITH RESPECT TO CERTAIN PROPERTIES, OBTAINING WAIVERS OF RIGHTS OF FIRST REFUSAL FROM TENANTS.  ALSO, WE HAVE FINANCING CONTINGENCIES RELATING TO CERTAIN PROPERTIES.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, SOME OF THE PROPERTIES MAY NOT BE PURCHASED, THE PURCHASE PRICES PAYABLE BY US MAY BE CHANGED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED.

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE EIGHT PROPERTIES FOR $62.7 MILLION AND TO LEASE THEM TO FIVE STAR. OUR DILIGENCE REGARDING THIS TRANSACTION HAS NOT YET BEEN COMPLETED AND WE MAY DECIDE NOT TO PROCEED WITH THIS PURCHASE FOR VARIOUS REASONS. AS A RESULT, THIS PROPOSED PURCHASE AND LEASE MAY NOT OCCUR.

•                  THIS QUARTERLY REPORT STATES THAT WE INTEND TO SELL TWO PROPERTIES THAT ARE CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET.  WE MAY BE UNABLE TO FIND QUALIFIED BUYERS TO PURCHASE THESE PROPERTIES ON FAVORABLE, OR ANY, TERMS, AND MAY DECIDE NOT TO PROCEED WITH THESE SALES DUE TO MARKET CONDITIONS OR OTHER REASONS.  AS A RESULT, THESE PROPOSED SALES MAY NOT OCCUR.

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

PART II.              Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have an agreement with RMR, whereby RMR provides management services to us.  Under the terms of this agreement, on April 11, 2008, we issued 27,310 common shares in payment of an incentive fee of approximately $624,000 for services rendered by RMR during 2007.  These restricted securities were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2008, we granted each of our five trustees 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $22.91 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.      Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 15, 2008, our shareholders re-elected Frederick N. Zeytoonjian (79,008,966 shares voted for and 7,706,208 shares withheld) as one of our Independent Trustees. The term of office of Mr. Zeytoonjian will extend until our annual meeting of shareholders in 2011. Messrs. Frank J. Bailey, Barry M. Portnoy, John L. Harrington and Adam D. Portnoy continue to serve as trustees with terms of office expiring in 2009, 2009, 2010 and 2010, respectively.

Item 6.      Exhibits

3.1

Composite Copy of the Company’s Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2008)

4.1	Form of Common Shares Certificate. (Filed herewith)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2008)

10.2

Purchase and Sale Agreement, dated as of May 5, 2008, among HRPT Properties Trust, Hub Properties Trust and MOB Realty Trust, as Sellers, and the Company, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.3

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.4

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.5

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Halifax Building, 6161 Kempsville Circle, Norfolk, Virginia). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.6

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Fair Oaks, 4001 Fair Ridge Drive, Fairfax, Virginia). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.7

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 2141 K Street, NW, Washington, DC). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.8

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 6818 Austin Center Blvd., Austin, Texas). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.9

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.10

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.11

Purchase and Sale Agreement, dated as of May 5, 2008, between HRPT Properties Trust, as Seller, and the Company, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.12

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.13

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub RI Properties Trust, as Seller, and the Company, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.14

Purchase and Sale Agreement, dated as of May 5, 2008, between 4 Maguire Road Realty Trust, as Seller, and the Company, as Purchaser (with respect to 4 Maguire Road, Lexington, Massachusetts). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.15

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4000 Old Court Road, Pikesville, Maryland). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.16

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1825, 1911 and 1925 N. Mills Avenue, Orlando, Florida). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.17

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.18

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.19

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.20

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.21

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.22

Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.23

Right of First Refusal Agreement dated as of May 5, 2008 between HRPT Properties Trust, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.24

First Amendment to Transaction Agreement, dated as of May 5, 2008, between the Company and HRPT Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2008)

10.25

First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Filed herewith)

10.26

First Amendment to Amended and Restated Advisory Agreement, dated as of June 11, 2008, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2008)

10.27

Master Management Agreement, dated as of June 11, 2008, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 12, 2008)

10.28

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Filed herewith)

10.29

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub RI Properties Trust, as Seller, and the Company, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Filed herewith)

10.30

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (Filed herewith)

10.31

First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Filed herewith)

10.32

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.33

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.34

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and FS Commonwealth LLC, FS Patriot LLC, FS Tenant Holding Company Trust and FS Tenant Pool III Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.35

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.36

Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.37

Amended and Restated Guaranty Agreement (Lease No. 3), dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2008)

10.38

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Filed herewith)

10.39

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Filed herewith)

10.40

First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Filed herewith)

10.41

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 3) dated as of August 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

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
Dated: August 8, 2008

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 8, 2008