Form 10-Q
period 2008-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2008-11-10
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of registrant’s common shares outstanding as of November 7, 2008: 114,530,684.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2008

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust, and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.           Financial Statements

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Real estate properties, at cost:
Land	$286,521	$217,236
Buildings and improvements	2,358,747	1,723,111
	2,645,268	1,940,347
Less accumulated depreciation	364,366	323,891
	2,280,902	1,616,456

Cash and cash equivalents	7,191	43,521
Restricted cash	4,443	3,642
Deferred financing fees, net	5,098	5,974
Acquired real estate leases, net	23,691	2,387
Other assets	27,717	29,914
Total assets	$2,349,042	$1,701,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$93,000	$—
Senior unsecured notes due 2012 and 2015, net of discount	321,981	321,873
Secured debt and capital leases	152,112	104,979
Accrued interest	8,098	10,849
Acquired real estate lease obligations, net	7,075	4,216
Other liabilities	24,156	10,567
Total liabilities	606,422	452,484

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 114,530,684 and 88,691,892 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,145	887
Additional paid-in capital	2,000,811	1,476,675
Cumulative net income	497,950	423,807
Cumulative distributions	(757,553)	(653,225)
Unrealized gain on investments	267	1,266
Total shareholders’ equity	1,742,620	1,249,410
Total liabilities and shareholders’ equity	$2,349,042	$1,701,894

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$58,897	$44,653	$160,560	$133,361
Interest and other income	776	571	2,056	1,577
Total revenues	59,673	45,224	162,616	134,938

Expenses:
Property operating expenses	1,024	—	1,124	—
Interest	9,606	9,223	28,934	28,276
Depreciation	15,859	11,821	43,235	35,120
General and administrative	4,303	3,567	12,506	10,732
Impairment of assets	—	—	2,940	—
Loss on early extinguishment of debt	—	—	—	2,026
Total expenses	30,792	24,611	88,739	76,154

Income before gain on sale of properties	28,881	20,613	73,877	58,784
Gain on sale of properties	266	—	266	—
Net income	$29,147	$20,613	$74,143	$58,784

Weighted average shares outstanding	114,493	83,659	102,004	82,718

Basic and diluted earnings per share:
Income before gain on sale of properties	$0.25	$0.25	$0.72	$0.71
Net income	$0.25	$0.25	$0.73	$0.71

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$74,143	$58,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,235	35,120
Amortization of deferred financing fees and debt discounts	984	1,601
Amortization of acquired real estate leases	(31)	—
Impairment of assets	2,940	—
Loss on early extinguishment of debt	—	2,026
Gain on sale of properties	(266)	—
Change in assets and liabilities:
Restricted cash	(801)	(575)
Purchase of trading securities	—	10,153
Sales of trading securities	—	(10,153)
Other assets	1,181	31
Accrued interest	(2,751)	(3,538)
Other liabilities	15,091	4,185
Cash provided by operating activities	133,725	97,634

Cash flows from investing activities:
Acquisitions	(688,821)	(32,834)
Net proceeds from sale of properties	21,336	—
Cash used for investing activities	(667,485)	(32,834)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	522,907	151,670
Proceeds from borrowings on revolving credit facility	314,000	22,000
Repayments of borrowings on revolving credit facility	(221,000)	(134,000)
Redemption of senior notes	—	(21,750)
Repayment of other debt	(14,149)	(1,269)
Distributions to shareholders	(104,328)	(83,270)
Cash provided by (used for) financing activities	497,430	(66,619)

Decrease in cash and cash equivalents	(36,330)	(1,819)
Cash and cash equivalents at beginning of period	43,521	5,464
Cash and cash equivalents at end of period	$7,191	$3,645

Supplemental cash flow information:
Interest paid	$30,737	$30,213

Non-cash investing activities:
Acquisitions funded by assumed debt	(61,282)	—

Non-cash financing activities:
Assumption of mortgage notes payable	61,282	—
Issuance of common shares pursuant to our incentive share award plan	1,497	1,450

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

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on our financial position, operations or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We expect the adoption of SFAS 141(R) will affect our consolidated financial statements if we engage in a transaction that falls within the scope of this standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162.  SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy).  SFAS 162 is effective 60 days following the Securities and Exchange Commission, or SEC’s, approval of the Public Company Accounting Oversight Board amendments to auditing standard AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not expect this standard will result in any change to our current accounting practices.

Note 2.  Real Estate Properties

At September 30, 2008, we owned 261 properties located in 34 states.

In May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings, or MOBs, from HRPT Properties Trust, or HRPT, for an aggregate purchase price of approximately $565.0 million.  These buildings are approximately 98% leased to 220 tenants for an average lease term of 6.7 years.  As of September 30, 2008, we have acquired 28 of these buildings and expect the closings of the remaining 20 acquisitions to occur during the next two quarters.  In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement; in the event HRPT obtains the third party consent, we may nonetheless purchase that building.  In June 2008, we acquired five medical office, clinic and biotech laboratory buildings from HRPT pursuant to these agreements for approximately $83.8 million, excluding closing costs.  In July 2008, we acquired three additional medical office and clinic properties from HRPT pursuant to these agreements for approximately $39.1 million, excluding closing costs.  In August 2008, we acquired 20 additional clinics from HRPT pursuant to these agreements for approximately $109.9 million, excluding closing costs.  On October 31, 2008, we acquired one additional medical office building from HRPT pursuant to these agreements for approximately $29.8 million, excluding closing costs.  We funded these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

$10.8 million with a weighted average interest rate of 7.1% per annum and weighted average maturity in 2018.  Intangible lease assets and liabilities recorded by us for these acquisitions totaled $20.8 million and $2.8 million, respectively.

Our obligations to complete the remaining purchases are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, third party consents.  We also have financing contingencies relating to certain properties.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in the next two quarters.  In addition, with respect to 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related business which HRPT will continue to own after these transactions, we also acquired rights of first refusal to purchase any such buildings in the event HRPT determines to sell such properties or in the event of an indirect sale as a result of a change of control of HRPT or a change of control of HRPT’s subsidiary which owns such property.  HRPT was formerly our parent company and both we and HRPT are managed by Reit Management and Research LLC, or RMR.  Because we and HRPT are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRPT’s boards of trustees composed solely of Independent Trustees of each company.

On June 30, 2008, we realigned three of our leases with Five Star Quality Care, Inc., or Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008 and 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below.  This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.  Five Star was formerly our subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  Because of these and other relationships between us and Five Star, all transactions between us and Five Star are approved by our Independent Trustees and Five Star’s Independent Directors.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, to Five Star for $21.4 million and Five Star assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to us for the remaining seven properties that NewSeasons formerly operated.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

On August 21, 2008, we acquired four wellness centers for approximately $100 million, excluding closing costs, from Life Time Fitness, Inc., or Life Time Fitness.  We leased these wellness centers to Life Time Fitness for initial rent of $9.1 million, plus rent increases of 10% every five years.  This lease has a term expiring in 2028 with renewal options thereafter.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

On September 1, 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and weighted average maturity in 2017.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

On September 30, 2008, we acquired, from an unaffiliated party, one medical office building for approximately $18.6 million, excluding closing costs.  This building is currently 100% leased to 12 tenants for an average lease term of 6.5 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.  Intangible lease assets and liabilities recorded by us for these acquisitions totaled $1.3 million and $401,000, respectively.

On November 1, 2008, we acquired, from an unaffiliated party, a senior living property with a total of 249 units for approximately $29.0 million.  We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million.  Percentage rent, based on increases in gross revenues at this property, will commence in 2010.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

As of September 30, 2008, two of our properties are classified as held for sale.  At December 31, 2007 and June 30, 2008, we recorded impairment charges on one of these properties of $1.4 million and $2.9 million, respectively, to reduce the carrying value of the property to its estimated fair value.  These two properties are included in real estate properties on our condensed consolidated balance sheet and have a net carrying value of approximately $6.6 million at September 30, 2008.  In September 2008, we entered into a purchase and sale agreement to sell one of these properties to an unaffiliated party for approximately $1.3 million.  The sale of this property is subject to various contingencies, and we can provide no assurance that we will sell this property.

During the nine months ended September 30, 2008 and 2007, pursuant to the terms of our existing leases with Five Star, we purchased $42.1 million and $33.1 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $3.6 million and $3.2 million, respectively.

Note 3.  Net Unrealized Gain on Investments

On September 30, 2008, we owned 1,000,000 common shares of HRPT and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the quoted market prices (level 1 in the fair value hierarchy as defined in SFAS No. 157) of such shares on September 30, 2008 ($6.89 and $3.75 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$29,147	$20,613	$74,143	$58,784
Other comprehensive income:
Change in net unrealized gain on investments	86	(501)	(999)	(2,562)
Comprehensive income	$29,233	$20,112	$73,144	$56,222

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010, with our option to extend the maturity by one additional year upon payment of a fee.  Our revolving credit facility permits borrowings up to $550.0 million.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The interest rate payable on borrowings under this revolving credit facility was 4.5% and 5.9% at September 30, 2008 and 2007, respectively.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of September 30, 2008 and 2007, we had $93.0 million and zero amounts outstanding under this credit facility, respectively.

As discussed above in Note 2, during the quarter we assumed $61.3 million of mortgage debt with a weighted average interest rate of 6.6% and a weighted average maturity in 2017 relating to our senior living and MOB acquisitions.  We recorded the assumed mortgages at their fair value which approximated their outstanding principle balances.  Fair value of the assumed mortgages was determined using a market approach based upon level 2 inputs (inputs other than quoted market prices that are observable) in the fair value hierarchy as defined in SFAS No. 157.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 6.  Shareholders Equity

On August 14, 2008, we paid a $0.35 per share, or $40.1 million, distribution to our common shareholders for the quarter ended June 30, 2008.  On October 1, 2008, we declared a distribution of $0.35 per share, or $40.1 million, to be paid to common shareholders of record on October 17, 2008, with respect to our results for the quarter ended September 30, 2008. We expect to pay this distribution on or about November 14, 2008.

On September 22, 2008, pursuant to our incentive share award plan, we granted 42,125 common shares of beneficial interest, par value $0.01 per share, valued at $22.09 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Note 7.  Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related services are offered but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care facilities segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa service to members.  Prior to October 2007, our only operating segment was short term and long term residential care facilities that offer dining for residents; and prior to June 2008, our only operating segments were short term and long term residential care facilities that offer dining for residents and the wellness centers included in the “All Other” category.

	For the Three Months Ended September 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$51,380	$4,874	$2,643	$58,897
Interest and other income	—	(107)	883	776
Total revenues	51,380	4,767	3,526	59,673

Property operating expenses	—	1,024	—	1,024
Interest expense	1,243	173	8,190	9,606
Depreciation expense	14,025	1,181	653	15,859
General and administrative expense	—	310	3,993	4,303
Total expenses	15,268	2,688	12,836	30,792

Income (loss) before gain on sale of properties	36,112	2,079	(9,310)	28,881
Gain on sale of properties	266	—	—	266
Net income (loss)	$36,378	$2,079	$(9,310)	$29,147

Total assets	$1,856,097	$262,525	$230,420	$2,349,042

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$149,523	$5,133	$5,904	$160,560
Interest and other income	—	(133)	2,189	2,056
Total revenues	149,523	5,000	8,093	162,616

Property operating expenses	—	1,124	—	1,124
Interest expense	3,909	173	24,852	28,934
Depreciation expense	40,541	1,275	1,419	43,235
General and administrative expense	—	336	12,170	12,506
Impairment of assets	2,940	—	—	2,940
Total expenses	47,390	2,908	38,441	88,739

Income (loss) before gain on sale of properties	102,133	2,092	(30,348)	73,877
Gain on sale of properties	266	—	—	266
Net income (loss)	$102,399	$2,092	$(30,348)	$74,143

Total assets	$1,856,097	$262,525	$230,420	$2,349,042

Note 8.  Significant Tenant

As discussed above, Five Star is our former subsidiary and both we and Five Star have management contracts with RMR.  Five Star is the lessee of 68% of our investments, at cost, as of September 30, 2008.  The following tables present summary financial information for Five Star for the three and nine months ended September 30, 2008 and 2007, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(in thousands)

	For the Three Months Ended September 30,
	2008	2007
Total revenues	$281,942	$244,598
Operating income	2,926	8,826
Income (loss) from continuing operations	(1,618)	8,596
Net income (loss)	(2,250)	7,761

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

	As of and for the Nine Months Ended September 30,
	2008	2007
Total revenues	$811,963	$721,764
Operating income	16,356	16,068
Income from continuing operations	7,038	19,223
Net income	2,856	16,604

Current assets	131,424	185,670
Non-current assets	258,096	176,425
Total indebtedness	139,125	142,567
Current liabilities	127,492	109,323
Non-current liabilities	175,824	170,454
Total shareholders’ equity	86,204	82,318

Net cash provided by operating activities	44,787	26,235
Net cash used in discontinued operations	(1,016)	(2,535)
Net cash used in investing activities	(32,156)	(21,294)
Net cash used in financing activities	(2,642)	(28,772)
Net increase (decrease) in cash	8,973	(26,366)
Cash and cash equivalents at the beginning of the period	30,999	46,241
Cash and cash equivalents at the end of the period	39,972	19,875

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.

References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

Note 9.  Pro Forma Information

During the three months ended September 30, 2008, we purchased 10 senior living properties, four wellness centers and 24 MOBs for $343.7 million and, pursuant to the terms of our existing leases with Five Star, we purchased $14.8 million of improvements made to our properties leased to Five Star.  During the nine months ended September 30, 2008, we purchased 29 senior living properties, four wellness centers and 29 MOBs for $697.1 million and $42.1 million of improvements made to our properties leased to Five Star.  On April 1, 2008, we repaid in full a mortgage loan on one of our properties for $12.6 million.  During the nine months ended September 30, 2008, we recorded an impairment charge on one of our properties for $2.9 million.  During the three and nine months ended September 30, 2008, we sold three assisted living facilities to Five Star for $21.4 million and recorded a gain on sale of $266,000.  During the nine months ended September 30, 2008, we issued 25.8 million of our common shares.  During 2007, we purchased six wellness centers for $76.8 million and $47.7 million of improvements made to our properties leased to Five Star.  We assumed $14.9 million of mortgage debt in conjunction with the wellness centers acquisition.  We purchased and redeemed $20.0 million of our senior notes in January 2007.  We recorded an impairment charge on one of our properties for $1.4 million.  In February and December 2007, we issued 5.0 million and 6.0 million of our common shares, respectively.  The following table presents our pro forma results of operations as if all of these acquisitions and related financings were completed on January 1, 2007.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenues	$63,738	$62,683	$189,891	$188,261
Income before gain on sale of properties	$31,260	$28,891	$88,989	$87,119
Net income	$31,526	$29,157	$89,255	$87,385

Per common share data:
Income before gain on sale of properties	$0.27	$0.25	$0.78	$0.76
Net income	$0.28	$0.25	$0.78	$0.76

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2007.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of September 30, 2008

(dollars in thousands)

	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	41	11,213	$1,046,346	39.6%	$103,765	39.7%
Assisted living facilities	121	8,531	903,338	34.1%	83,788	32.1%
Skilled nursing facilities	58	5,869	227,952	8.6%	19,916	7.6%
Rehabilitation hospitals	2	364	51,744	2.0%	10,905	4.1%
Wellness centers (3)	10	—	180,017	6.8%	16,097	6.2%
MOBs(4)	29	—	235,871	8.9%	26,792	10.3%
Total	261	25,977	$2,645,268	100.0%	$261,263	100.0%

Tenant/Operator
Five Star (Lease No. 1) (5)	100	8,600	$707,788	26.8%	$62,258	23.8%
Five Star (Lease No. 2) (5)	32	7,639	739,422	28.0%	80,776	30.9%
Five Star (Lease No. 3) (5)	43	2,999	280,218	10.6%	20,913	8.0%
Five Star (Lease No. 4) (6)	7	614	66,571	2.5%	7,593	2.9%
Sunrise/Marriott (7)	14	4,091	325,165	12.3%	31,979	12.2%
Alterra/Brookdale (8)	18	894	61,122	2.3%	8,015	3.1%
6 private companies (combined)	8	1,140	49,094	1.8%	6,840	2.6%
Starmark (3)	6	—	80,008	3.0%	6,519	2.5%
Life Time Fitness (3)	4	—	100,009	3.8%	9,578	3.7%
Multi-tenant MOBs (4)	29	—	235,871	8.9%	26,792	10.3%
Total	261	25,977	$2,645,268	100.0%	$261,263	100.0%

Tenant Operating Statistics (Quarter Ended June 30, 2008) (9)

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1) (5) (10)	1.31x	1.27x	89%	89%	65%	64%	13%	14%	22%	22%
Five Star (Lease No. 2) (5)	1.47x	1.48x	88%	90%	70%	68%	27%	28%	3%	4%
Five Star (Lease No. 3) (5) (10)	1.53x	2.71x	86%	87%	46%	25%	18%	24%	36%	51%
Five Star (Lease No. 4) (6)	1.08x	1.47x	81%	83%	100%	100%	—	—	—	—
Sunrise/Marriott (7)	1.43x	1.26x	90%	89%	81%	78%	16%	18%	3%	4%
Alterra/Brookdale (8)	2.19x	2.17x	91%	87%	99%	98%	—	—	1%	2%
6 private companies (combined)	1.92x	1.98x	83%	89%	26%	25%	23%	24%	51%	51%
Starmark (3)	2.07x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Life Time Fitness (3)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Multi-tenant MOBs (4)	NA	NA	99%	NA	NA	NA	NA	NA	NA	NA

Tenant Operating Statistics (Six Months Ended June 30, 2008) (9)

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1) (5) (10)	1.28x	1.25x	88%	89%	64%	64%	14%	13%	22%	23%
Five Star (Lease No. 2) (5)	1.53x	1.46x	89%	90%	69%	68%	28%	28%	3%	4%
Five Star (Lease No. 3) (5) (10)	1.75x	2.65x	85%	87%	37%	24%	21%	25%	42%	51%
Five Star (Lease No. 4) (6)	1.29x	1.47x	88%	88%	100%	100%	—	—	—	—
Sunrise/Marriott (7)	1.52x	1.24x	91%	89%	80%	79%	17%	18%	3%	3%
Alterra/Brookdale (8)	2.21x	2.15x	91%	87%	99%	98%	—	—	1%	2%
6 private companies (combined)	2.08x	1.83x	85%	89%	27%	25%	24%	24%	49%	51%
Starmark (3)	1.99x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Life Time Fitness (3)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Multi-tenant MOBs (4)	NA	NA	99%	NA	NA	NA	NA	NA	NA	NA

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Properties where the majority of units are independent living apartments are classified as independent living communities.
(3)

In August 2008, we acquired four wellness centers that are leased to Life Time Fitness. These wellness centers have a total of 458,000 square feet. In October and November 2007, we acquired six wellness centers that are leased to affiliates of Starmark Holdings, LLC. These wellness centers have a total of 354,000 square feet.

(4)

Since June 2008, we acquired a total of 29 MOBs. The carrying value of these investments is before depreciation and includes intangible lease assets and liabilities. These MOBs have a total of approximately 1.2 million square feet.

(5)

On June 30, 2008, we realigned three of our leases with Five Star. The rent payable by Five Star to us was unchanged as a result of this lease realignment. The increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

(6)

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and IBC lease obligations to SNH for the remaining seven properties that NewSeasons formerly operated. The data provided above represents the seven properties we continue to own.

(7)	Marriott International, Inc., or Marriott, guarantees this lease.
(8)	Brookdale Senior Living, Inc., or Brookdale, guarantees this lease.
(9)

All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by rent payable to us. We have not included operating data for our wellness centers that were acquired in August 2008. We have not independently verified our tenants’ operating data.

(10)	Excludes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007:

	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$58,897	$44,653	$14,244	31.9%
Interest and other income	776	571	205	35.9%

Property operating expenses	1,024	—	1,024	100.0%
Interest expense	9,606	9,223	383	4.2%
Depreciation expense	15,859	11,821	4,038	34.2%
General and administrative expense	4,303	3,567	736	20.6%

Income before gain on sale of properties	28,881	20,613	8,268	40.1%
Gain on sale of properties	266	—	266	100.0%
Net income	$29,147	$20,613	$8,534	41.4%

Weighted average shares outstanding	114,493	83,659	$30,834	36.9%

Income before gain on sale of properties per share	$0.25	$0.25	$—	––%
Net income per share	$0.25	$0.25	$—	––%

Rental income increased because of rents earned from our real estate acquisitions since July 1, 2007 including our acquisition of 29 medical office, clinic and biotech laboratory buildings, or MOBs, since June 2008, offset by rent reductions resulting from our sale of three properties on July 1, 2008.  Interest and other income increased as a result of higher levels of investable cash in money market funds.

Property operating expenses for the quarter ended September 30, 2008 is the result of our acquisition of 29 MOBs since June 2008.

Interest expense increased because of greater amounts outstanding under our revolving credit facility offset by lower rates under our revolving credit facility. This increase was also due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions and $14.9 million of debt assumed as part of our fourth quarter 2007 wellness centers acquisition offset by our prepayment of a mortgage of $12.6 million on April 1, 2008.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $32.2 million and 4.0% for the three months ended September 30, 2008.  There were no amounts outstanding for the three months ended September 30, 2007.

Depreciation expense for the third quarter of 2008 increased because of acquisitions since July 1, 2007. General and administrative expenses increased in 2008 principally due to our acquisitions since July 1, 2007, and higher legal fees, offset by decreases in accounting fees and state taxes.

On July 1, 2008, we sold three assisted living facilities for net proceeds of $21.4 million.  The carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

Net income increased because of the changes in revenues and expenses described above. Income before gain on sale of properties per share and net income per share remained the same because of the changes in revenues and expenses described above were essentially offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in December 2007 and in February and June 2008.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007:

	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$160,560	$133,361	$27,199	20.4%
Interest and other income	2,056	1,577	479	30.4%

Property operating expenses	1,124	—	1,124	100.0%
Interest expense	28,934	28,276	658	2.3%
Depreciation expense	43,235	35,120	8,115	23.1%
General and administrative expense	12,506	10,732	1,774	16.5%
Impairment of assets	2,940	—	2,940	100.0%
Loss on early extinguishment of debt	—	2,026	(2,026)	(100.0)%

Income before gain on sale of properties	73,877	58,784	15,093	25.7%
Gain on sale of properties	266	—	266	100.0%
Net income	$74,143	$58,784	$15,359	26.1%

Weighted average shares outstanding	102,004	82,718	19,286	23.3%

Income before gain on sale of properties per share	$0.72	$0.71	$0.01	1.4%
Net income per share	$0.73	$0.71	$0.02	2.8%

Rental income increased because of rents earned from our real estate acquisitions since January 1, 2007 including our acquisition of 29 MOBs since June 2008, offset by rent reductions resulting from our sale of three properties on July 1, 2008. Interest and other income increased as a result of higher levels of investable cash in money market funds.

Property operating expenses for the nine months ended September 30, 2008 is the result of our acquisition of 29 MOBs since June 2008.

Interest expense increased because of greater amounts outstanding under our revolving credit facility, offset by lower rates under our revolving credit facility. This increase was also due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions and $14.9 million of debt assumed as part of our fourth quarter 2007 wellness centers acquisition, offset by our prepayment of a mortgage of $12.6 million on April 1, 2008.  Our weighted average balances outstanding and interest rates under our revolving credit facility was $48.2 million and 3.8% and $18.3 million and 6.2% for the nine months ended September 30, 2008 and 2007, respectively.

Depreciation expense for the nine months of 2008 increased as a result of real estate acquisition since January 1, 2007.  General and administrative expenses increased in 2008 due principally to our acquisitions since January 1, 2007, and higher accounting fees in the nine months of 2008 than in the 2007 period, offset by decreases in legal fees and state taxes.

During the nine months ended September 30, 2008, we recognized an impairment of assets charge of $2.9 million related to one property that we intend to sell.  In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due 2012 and recognized a loss on early retirement of debt of $2.0 million in connection with this transaction.

On July 1, 2008, we sold three assisted living facilities for net proceeds of $21.4 million.  Our carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

Net income increased because of the changes in revenues and expenses described above. Income before gain on sale of properties per share and net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and December 2007 and in February and June 2008.

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

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. Our revolving credit facility matures in December 2010, and we may extend it to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million, and includes a feature which may permit us to increase the maximum borrowing to $1.1 billion, in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At September 30, 2008, the annual interest rate payable on our revolving credit facility was 4.5%.  As of September 30, 2008, we had $93.0 million outstanding under this credit facility.

In February 2008, we issued 6.2 million common shares in a public offering, raising net proceeds of $129.4 million. We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including funding, in part, the acquisitions described below.

During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to what we now refer to as Five Star lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

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

In May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings for an aggregate purchase price of approximately $565.0 million from HRPT.  These buildings are approximately 98% leased to 220 tenants for an average lease term of 6.7 years.  As of September 30, 2008, we have acquired 28 of these buildings and expect the closings of the remaining 20 acquisitions to occur during the next two quarters.  In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement; in the event HRPT obtains the third party consent we may nonetheless purchase that building.  In June 2008, we acquired five medical office, clinic and biotech laboratory buildings pursuant to these agreements for approximately $83.8 million, excluding closing costs.  In July 2008, we acquired three additional medical office and clinic properties for approximately $39.1 million, excluding closing costs.  In August 2008, we acquired 20 additional clinics for approximately $109.9 million, excluding closing costs.  On October 31, 2008, we acquired one additional medical office building for approximately $29.8 million, excluding closing costs.  We funded these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and weighted average maturity in 2018.

Our obligations to complete the remaining purchases are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, third party consents.  We also have financing contingencies relating to certain properties.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in the next two quarters.  In addition, we also acquired rights of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related business which HRPT will continue to own after these transactions.  HRPT was formerly our parent company, and both we and HRPT are managed by RMR.  Because we and HRPT are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRPT’s boards of trustees composed solely of Independent Trustees of each company.

On June 30, 2008, we realigned three of our leases with Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008 and 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below.  This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.  Five Star was formerly our subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  Because of these and other relationships between us and Five Star, all transactions between us and Five Star are approved by our Independent Trustees and Five Star’s Independent Directors.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and IBC lease obligations to us for the remaining seven properties that NewSeasons formerly operated.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

On August 21, 2008, we acquired four wellness centers for approximately $100 million, excluding closing costs, from Life Time Fitness. We leased these wellness centers to Life Time Fitness for initial rent of $9.1 million, plus rent increases of 10% every five years.  This lease has a term expiring in 2028 with renewal options thereafter.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

On September 1, 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and weighted average maturity in 2017.

On September 30, 2008, we acquired, from an unaffiliated party, one medical office building for approximately $18.6 million, excluding closing costs.  This building is currently 100% leased to 12 tenants for an average lease term of 6.5 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

On November 1, 2008, we acquired, from an unaffiliated party, a senior living property with a total of 249 units for approximately $29.0 million.  We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million.  Percentage rent, based on increases in gross revenues at this property, will commence in 2010.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

At September 30, 2008, we had $7.2 million of cash and cash equivalents and $457.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital.  Impacts such as these would impair our ability to make future acquisitions and make our current growth plans unachievable.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increase in indexes, such as LIBOR, which determine the interest rate under our floating rate debts and our costs when we refinance our fixed rate debts may materially increase.  These interest cost increases could have material and adverse impact on our results of operations and financial condition.

On February 15, 2008, we paid a $0.35 per common share, or $31.0 million, distribution to our common shareholders for the quarter ended December 31, 2007.  On May 15, 2008, we paid a $0.35 per common share, or $33.2 million, distribution to our common shareholders for the quarter ended March 31, 2008.  On August 14, 2008, we paid a $0.35 per common share, or $40.1 million, distribution to our common shareholders for the quarter ended June 30, 2008.  On October 1, 2008, we declared a distribution of $0.35 per common share, or $40.1 million, to be paid to our common shareholders of record on October 17, 2008 with respect to our results for the quarter ended September 30, 2008. We expect to pay this distribution on or about November 14, 2008, using cash on hand and borrowings under our revolving credit facility.

As of November 5, 2008, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at September 30, 2008, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes and $136.8 million of mortgage debts and bonds secured by 33 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios.  As of September 30, 2008 we believe we were in compliance with all of the covenants under our indenture and related supplements and our revolving credit facility.

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

Related Person Transactions

HRPT is our former parent company and both we and HRPT are managed by RMR.  Because of these and other relationships we and HRPT may be considered related persons.  As discussed above, in May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings from HRPT for an aggregate purchase price of approximately $565.0 million.  As of September 30, 2008, we have acquired 28 of these buildings and expect the closings of the remaining 20 acquisitions to occur during the next two quarters.  Because a third party consent was not recieved, one of the agreements was amended so that one of the properties is no longer subject to such agreement.  Nonetheless, we may recieve such third party consent and may ultimately sell that property.  In June 2008, we acquired five medical office, clinic and biotech laboratory buildings from HRPT pursuant to these agreements for approximately $83.8 million, excluding closing costs.  In July 2008, we acquired three additional medical office and clinic properties from HRPT pursuant to these agreements for approximately $39.1 million, excluding closing costs.  In August 2008, we acquired 20 additional clinics from HRPT pursuant to these agreements for approximately $109.9 million, excluding closing costs.  On October 31, 2008 we acquired one additional medical office building from HRPT pursuant to these agreements for approximately $29.8 million, excluding closing costs.  We funded these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and weighted average maturity in 2018.

Our obligations to complete the remaining purchases from HRPT are subject to various conditions typical of commercial real estate purchases including, with respect to certain of these properties, third party consents and financing contingencies to certain properties.  Accordingly, the purchase price may change, these purchases may be accelerated or delayed or these purchases may not occur.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in the next two quarters.  In addition, with respect to 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related business which HRPT will continue to own after these transactions, we also acquired rights of first refusal to purchase any such buildings in the event HRPT determines to sell such properties or in the event of an indirect sale as a result of a change of control of HRPT or a change of control of HRPT’s subsidiary which owns such property. For more information about the terms of the transaction between us and HRPT, please read the documents evidencing this transaction, copies of which were filed as exhibits to our Current Report on Form 8-K, dated May 9, 2008.  Because we and HRPT are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRPT’s board of trustees composed solely of Independent Trustees of each company.  For more information about the terms of our relationship with RMR, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 29, 2008 and to our Current Report on Form 8-K dated May 9, 2008 and to our definitive proxy statement filed on April 21, 2008.

Five Star is our largest tenant.  Five Star is our former subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  Because of these and other relationships we and Five Star may be considered related persons.  Also, because of these relationships all of our transactions with Five Star are approved by our Independent Trustees and Five Star’s Independent Directors.  Since June 30, 2008, we have had several transactions with Five Star.

On June 30, 2008, we realigned three of our leases with Five Star.  Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008 and 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below.  This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points.

On July 1, 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million and Five Star assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to us for the remaining seven properties that NewSeasons formerly operated.  The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

On August 1, 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand.

On September 1, 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs.  We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2010.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and weighted average maturity in 2017.

On November 1, 2008, we acquired, from an unaffiliated party, a senior living property with a total of 249 units for approximately $29.0 million.  We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million.  Percentage rent, based on increases in gross revenues at this property, will commence in 2010.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three months ended September 30, 2008, pursuant to the terms of our existing leases with Five Star, we purchased $14.8 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1.2 million.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FOR EXAMPLE:

•      THIS QUARTERLY REPORT STATES THAT WE HAVE AGREED TO PURCHASE MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS.  OUR OBLIGATIONS TO COMPLETE THE CURRENTLY PENDING PURCHASES IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES, INCLUDING, WITH RESPECT TO CERTAIN PROPERTIES, OBTAINING THIRD PARTY CONSENTS.  ALSO, WE HAVE FINANCING CONTINGENCIES RELATING TO CERTAIN PROPERTIES.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, SOME OF THE PROPERTIES MAY NOT BE PURCHASED, THE PURCHASE PRICES PAYABLE BY US MAY BE CHANGED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED.

•      THIS QUARTERLY REPORT STATES THAT WE INTEND TO SELL TWO PROPERTIES THAT ARE CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET AND THAT WE HAVE ENTERED INTO A PURCHASE AND SALE AGREEMENT FOR ONE OF THESE PROPERTIES.  WE MAY BE UNABLE TO FIND QUALIFIED BUYERS TO PURCHASE THESE PROPERTIES ON FAVORABLE, OR ANY, TERMS, AND MAY NOT PROCEED WITH THESE SALES DUE TO MARKET CONDITIONS, FAILURE TO SATISFY CONTINGENCIES OR OTHER REASONS.  AS A RESULT, THESE PROPOSED SALES MAY NOT OCCUR.

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

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2008, pursuant to our incentive share award plan, we granted 42,125 common shares of beneficial interest, par value $0.01 per share, valued at $22.09 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, Reit Management & Research LLC.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.    Other Information

On November 5, 2008, our Board of Trustees approved Amended and Restated Bylaws for SNH, which reflect various revisions to our previous bylaws.  The Amended and Restated Bylaws are effective as of November 5, 2008.

The changes reflected in the Amended and Restated Bylaws from our previous bylaws include, among other things:

•      A number of revisions to the provisions regarding meetings of our shareholders contained in Article II, including among other things:

o     Expressly providing that notice of shareholders meetings may be made by electronic transmission;

o     Eliminating the prescribed time that a notice for a shareholders meeting must be given in advance of the meeting (previously between 15 and 60 days prior to the annual meeting and effectively between not less than 10 days or more than 60 days for a special meeting);

o     Eliminating any express bylaw requirement to provide notice of an adjourned shareholders meeting or for setting a new record date for an adjourned meeting;

o     Expressly authorizing the chairperson of a shareholders meeting to adjourn the meeting for any reason deemed necessary by the chairperson, including if (i) no quorum is present for the transaction of the business, (ii) the Board of Trustees or the chairperson of the meeting determines that adjournment is necessary or appropriate to enable the shareholders to consider fully information that the Board of Trustees or the chairperson of the meeting determines has not been made sufficiently or timely available to shareholders or (iii) the Board of Trustees or the chairperson of the meeting determines that adjournment is otherwise in our best interests;

o     Enumerating additional specific actions the chairperson of a shareholders meeting is entitled to take at the meeting for the proper conduct of the meeting, including concluding the meeting and complying with any state and local laws concerning safety and security;

o     Providing that shareholders present, either in person or by proxy, at a meeting which has been duly called and convened and at which a quorum was established may continue to transact business until adjournment, notwithstanding the withdrawal of enough votes to leave less than a quorum then being present at the meeting;

o     Removing the bylaw expressly providing that the Board of Trustees may adopt by resolution a procedure by which a shareholder may certify in writing to SNH that any shares registered in the name of the shareholder are held for the account of a specified person other than the shareholder, resulting in the person specified in the certification being regarded as, for the purposes set forth in the certification, the shareholder of record of the specified shares;

o     Removing the bylaw requirement that SNH deliver an annual report to shareholders at or before the annual meeting of shareholders, as SNH is separately subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as well as reporting requirements under Maryland law and the rules of the New York Stock Exchange (the stock exchange on which our shares are listed), which requirements obligate SNH to provide annual reports to its shareholders;

o     Revising the procedures for submission of nominations for Trustee elections and other proposals by shareholders for consideration at an annual meeting of shareholders, including, among other things:

■    Requiring a shareholder wishing to make a nomination or proposal of other business to be a shareholder of record at the time of submitting its notice of a nomination or other proposal through and including the time of the meeting and that the shareholder submit the nomination or proposal of other business to the Board of Trustees in accordance with SNH’s Declaration of Trust;

■    Providing that the advance notice provisions in Section 2.14.1(a)(ii) are the exclusive means for a shareholder to submit such business for consideration at an annual meeting of shareholders, except to the extent of matters which are required to be presented to shareholders by applicable law which have been properly presented in accordance with the requirements of such law;

■    Revising the deadline for submitting a notice of a nomination or proposal of other business for consideration at an annual meeting of our shareholders to not later than 5:00 p.m. (Eastern Time) on the 120th day nor earlier than the 150th day prior to the first anniversary of the date of our preceding year’s proxy statement; and if the date of the proxy statement for the annual meeting is more than 30 days earlier than the first anniversary of the date of the proxy statement for the preceding year’s annual meeting, the notice shall be delivered by not later than 5:00 p.m. (Eastern Time) on the 10th day following the earlier of the day on which (i) notice of the annual meeting is mailed or otherwise made available or (ii) public announcement (as defined in the Amended and Restated Bylaws) of the date of such meeting is first made by SNH; and corresponding changes were made to the deadline for nominations for Trustee elections where we increase the number of Trustees to be elected at the meeting but only with respect to nominees for any new positions created by such increase and for special meetings of shareholders if the Board of Trustees has determined that Trustees shall be elected at that special meeting;

•      For purposes of our 2009 annual meeting of shareholders, the amendments provide that, to be timely, a notice shall be delivered to the secretary of SNH at our principal executive offices not later than 5:00 p.m. (Eastern Time) on December 31, 2008 nor earlier than December 1, 2008;

■    Expanding the information required to be provided regarding any proposed nominee or certain associates of the proposed nominee by the proposing shareholder, including, among other things:

•      Requiring information as to the proposed nominee’s qualifications to be a Trustee pursuant to the criteria set forth in Section 3.1 of the Amended and Restated Bylaws;

•      Expanding to 24 months the period of time prior to the submission of the notice by the shareholder for which disclosure regarding transactions relating to securities of SNH by the proposed nominee or certain associates of the proposed nominee need be provided by the proposing shareholder;

•      Requiring disclosure of certain performance related fees that the proposed nominee or certain of the proposed nominee’s associates are entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction (as defined in the Amended and Restated Bylaws), if any, as of the date of such notice;

•      Requiring disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction held, directly or indirectly, by a general or limited partnership in which such proposed nominee or certain associates of the proposed nominee is a general partner or, directly or indirectly, beneficially owns an interest in a general partner;

•      Requiring disclosure of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the proposing shareholder, certain associates of the proposed nominee, or their respective affiliates and associates, or others acting in concert therewith, on the one hand, and the proposed nominee, or his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC, if the shareholder making the nomination and certain associates of the proposed nominee on whose behalf the nomination is made, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

•      Requiring disclosure of any rights to dividends on the shares of SNH owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from the underlying shares of SNH;

■    Expanding the information required to be provided by the shareholder regarding itself and certain of its associates to include, among other things:

•      A description of all agreements, arrangements and understandings between the shareholder and certain associates of the shareholder amongst themselves or with any other person or persons (including their names) in connection with the proposal of such business by the shareholder;

•      Additional information regarding transactions by the proposed shareholder and certain associates of the shareholder involving our securities, including extending to 24 months the period of time prior to the submission of the notice by the shareholder for which such information must be provided;

•      Disclosure of the shareholder’s investment intent with respect to the shareholder’s acquisition of our securities;

•      All information relating to the shareholder and certain associates of the shareholder required to be disclosed in connection with the solicitation of proxies for election of Trustees in an election contest (even if an election contest is not involved), or is otherwise required, in each case, pursuant to Section 14 (or any successor provision) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder;

•      Disclosure of certain performance related fees that the shareholder or certain associates of the shareholder is entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of Derivative Transaction, if any, as of the date of such notice;

•      Disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition of Derivative Transaction held, directly or indirectly, by a general or limited partnership in which the shareholder or certain associates of the shareholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and

•      Disclosure of any rights to dividends on our shares owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from the underlying shares of SNH; and

■    Requiring the shareholder to indicate the class and series of beneficial interest of SNH entitled to vote for the proposed nominee and/or other proposal of business, as applicable, if more than one class or series of beneficial interest in SNH is outstanding;

o     Clarifying and revising the notice obligations for a shareholder nomination or other proposal that, if approved and implemented by us, would cause us to be in breach of any covenant of SNH in any existing debt instrument or agreement to extend the provision to cover other material agreements and to apply generally to our subsidiaries (as defined in the Amended and Restated Bylaws) as well as SNH and to require the proposing shareholder to provide at the same time as the submission of its nomination or other proposal evidence of the availability to SNH of substitute credit or contractual arrangements similar to the credit or contractual arrangements which are implicated by the shareholder nomination or other proposal that are at least as favorable to us, as determined by our Board of Trustees in its discretion, unless the proposing shareholder instead submits at such time evidence satisfactory to our Board of Trustees of the lender’s or contracting party’s willingness to waive the breach of covenant or default;

o     Clarifying and expanding the notice requirements regarding shareholder nominations or other proposals requiring regulatory notice, consent or approval to require that the shareholder provide at the same time as the submission of the nomination or proposal of other business evidence satisfactory to the Board of Trustees that the applicable governmental or regulatory actions have been made or obtained or if that evidence was not obtainable by the time of such submission despite the shareholder’s diligent and best efforts, a detailed plan for making or obtaining the applicable filings, consents or approvals prior to the election of any shareholder nominee or the implementation of the shareholder’s proposal, which plan must be satisfactory to our Board of Trustees in its discretion;

o     Clarifying the procedures for the verification of information provided by the shareholder making the nomination or other proposal of business and expressly providing that the proposing shareholder is responsible for ensuring compliance with the advance notice provisions, that any responses of the shareholder to any request for information will not cure any defect in the shareholder’s notice and that neither SNH, our Board of Trustees or any committee of our Board of Trustee nor any officer of SNH has any duty to request clarification or updating information or inform the proposing shareholder of any defect in the shareholder’s notice; and

o     Providing that, subject to applicable law, any shareholder proposal for business the subject matter or effect of which would be within the exclusive purview of the Board of Trustees or would reasonably likely, if considered by the shareholders or approved or implemented by us, result in an impairment of the limited liability status for our shareholders, shall be deemed not to be a matter upon which the shareholders are entitled to vote;

•      A number of revisions to the provisions regarding qualifications and meetings of Trustees and processes of the Board of Trustees contained in Article III, including among other things:

o     Expressly providing for nonexclusive qualifications that a Trustee must possess to qualify for nomination or election as a Trustee, including that the individual (i) has substantial expertise or experience relevant to the business of SNH or its subsidiaries, (ii) has not been convicted of a felony and (iii) meets the qualifications of an Independent Trustee or a Managing Trustee (each as defined in the Amended and Restated Bylaws), as appropriate;

o     Expressly providing that, in the case of failure to elect Trustees at an annual meeting of the shareholders, the incumbent Trustees shall hold over and continue to direct the management of the business and affairs of SNH until they may resign or until their successors are elected and qualify;

o     Providing that, if enough Trustees have withdrawn from a meeting of the Board of Trustees so as to leave fewer than are required to establish a quorum, but the meeting is not adjourned, the action of the majority of that number of Trustees necessary to constitute a quorum at the meeting shall be the action of the Board of Trustees, unless the concurrence of a greater proportion is required for such action by applicable law, the Declaration of Trust or the Amended and Restated Bylaws;

o     Expressly providing that any Trustee elected to fill a vacancy, whether occurring due to an increase in size of the Board of Trustees or by the death, resignation or removal of any Trustee, shall hold office for the remainder of the full term of the class of Trustees in which the vacancy occurred or was created and until a successor is elected and qualifies;

o     Removing the provision that provided that we may lend money to, guarantee an obligation of or otherwise assist a Trustee;

o     Providing that a Trustee may be removed at any time, with or without cause, by the affirmative vote either of all the remaining Trustees or, at a meeting of the shareholders properly called for that purpose, by the affirmative vote of the holders of not less than two-thirds of the shares of SNH then outstanding and entitled to vote generally in the election of Trustees;

o     Removing the provision that provided that no Trustee shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association or other institution with whom moneys or share have been deposited; and

o     Including emergency provisions in order to provide for procedural flexibility in the event of an emergency;

•      Revisions were made to Articles IV and V to update the roles and processes of the committees of the Board of Trustees and the officers of SNH, including permitting committees to take action by written consent executed by a majority of the members rather than requiring unanimous written consent for the committees to take written action;

•      Revisions were made to Article VII to provide for certain clarifications and administrative changes, including expressly providing that shareholders may request that their shares of SNH be in book entry form;

•      A new Article VIII was adopted which provides for various regulatory and disclosure requirements effecting SNH or any of our subsidiaries that shareholders of SNH shall comply with, including, among other things:

o     Requiring that shareholders whose ownership interest in SNH or actions affecting SNH, triggers the application of any requirement or regulation of any federal, state, municipal or other governmental or regulatory body on SNH or any subsidiary of SNH or any of their respective businesses, assets or operations, promptly take all actions necessary and fully cooperate with SNH to ensure that such requirements or regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of SNH or any subsidiary of SNH;

o     Requiring that, if the shareholder fails or is otherwise unable to promptly take such actions so as to satisfy such requirements or regulations, then the shareholder shall promptly divest a sufficient number of our shares necessary to cause the application of such requirement or regulation to not apply to us or any subsidiary of ours; and, if the shareholder fails to cause such satisfaction or divest itself of such sufficient number of our shares by not later than the 10th day after triggering such requirement or regulation, then any shares of SNH beneficially owned by such shareholder at and in excess of the level triggering the application of such requirement or regulation shall, to the fullest extent permitted by law, be deemed to constitute shares held in violation of the ownership limitations set forth in Article VII of our Declaration of Trust and be subject to the provisions of Article VII of our Declaration of Trust and any actions triggering the application of such requirements or regulations may be deemed by us to be of no force or effect;

o     Requiring that if the shareholder fails to satisfy the requirements or regulations or to take curative actions within such 10 day period, we may take all other actions which our Board of Trustees deems appropriate to require compliance or to preserve the value of our assets; and we may charge the offending shareholder for our costs and expenses as well as any damages which may result to us;

o     Requiring that shareholders comply with all applicable requirements of federal and state laws, including all rules and regulations promulgated thereunder, in connection with such shareholder’s ownership interest in us and all other laws which apply to us or any subsidiary of ours or their respective businesses, assets or operations and which require action or inaction on the part of the shareholder;

o     Providing that, if a shareholder, by virtue of the shareholder’s ownership interest in us or its receipt or exercise of proxies to vote shares owned by other shareholders would not be permitted to vote the shareholder’s shares of SNH or proxies for shares of SNH in excess of a certain amount pursuant to applicable law but the Board of Trustees determines that the excess shares or shares represented by the excess proxies are necessary to obtain a quorum, then the shareholder shall not be entitled to vote any such excess shares or proxies, and instead such excess shares or proxies may, to the fullest extent permitted by law, be voted by our advisor (or by another person designated by us) in proportion to the total shares otherwise voted on such matter; and

o     Providing that, to the fullest extent permitted by law, any representation, warranty or covenant made by a shareholder with any governmental or regulatory body in connection with such shareholder’s interest in us or any subsidiary of ours shall be deemed to be simultaneously made to, for the benefit of and enforceable by, us and any applicable subsidiary of ours;

•      As Section 9.4 of the our Declaration of Trust provides for indemnification of, among others, present or former shareholders, Trustees or officers of SNH against any claim or liability to which those persons may become subject or which those persons may incur by reason of their status as a present or former shareholder, Trustee or officer of SNH and as SNH is party to indemnification agreements with Trustees and officers of SNH, what was formerly Article XI of our bylaws (indemnification and advance of expenses) was removed;

•      Former Article IX of our bylaws (now Article X of the Amended and Restated Bylaws) was amended by removing the provision expressly authorizing the Board of Trustees, before payment of any dividends or other distributions, to set aside out of any funds of SNH available for dividends or other distributions such sum or sums as the Board of Trustees may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies or for any other purpose as the Trustees shall determine to be in the best interest of SNH;

•      As we are a party to an advisory agreement with our advisor, Reit Management & Research LLC, what was formerly Article XIII of the bylaws was removed as the advisory agreement directly governs our relationship with Reit Management & Research LLC;

•      Former Article XV of our bylaws (now Article XIV of the Amended and Restated Bylaws) was amended to add additional provisions, including, among other things:

o     Providing that, in addition to the obligations of shareholders to indemnify us and hold us harmless as set forth in Section 8.7 of our Declaration of Trust, to the fullest extent permitted by law, each shareholder will be liable to us for, and indemnify and hold harmless us (and any subsidiaries or affiliates thereof) from and against, all costs, expenses, penalties, fines or other amounts arising from such shareholder’s breach of any provision of our Amended and Restated Bylaws or our Declaration of Trust or any action against us in which such shareholder is not the prevailing party;

o     Providing procedures for ratification of past action or inaction on the part of SNH or its officers; and

o     Empowering the Board of Trustees to make determinations regarding ambiguities in the application of our Amended and Restated Bylaws; and

•      Various other amendments and modifications to address various administrative matters, clarify certain provisions, eliminate certain matters already addressed in our Declaration of Trust and update some outdated provisions.

To the extent that the amendments to our bylaws, as well as the preexisting provisions of our bylaws, contain provisions which limit the ability of a shareholder to remove management or Trustees or restrict the ability to own or transfer our shares, those provisions may have anti-takeover effects.

The foregoing summary of the amendments to the existing bylaws is qualified in its entirety by reference to the text of the amendments and the Amended and Restated Bylaws.  The Amended and Restated Bylaws, and a copy marked to show changes from the prior bylaws, are attached hereto as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

Item 6.    Exhibits

3.1           Amended and Restated Bylaws of the Company, as amended and restated November 5, 2008. (Filed herewith)

3.2           Amended and Restated Bylaws of the Company, as amended and restated November 5, 2008 (marked). (Filed herewith)

10.1         Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of September 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

10.2         Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of November 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

12.1         Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1         Rule 13a-14(a) Certification. (Filed herewith)

31.2         Rule 13a-14(a) Certification. (Filed herewith)

31.3         Rule 13a-14(a) Certification. (Filed herewith)

31.4         Rule 13a-14(a) Certification. (Filed herewith)

32.1         Section 1350 Certification. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: November 10, 2008

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 10, 2008