Form 10-K
period 2008-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2009-03-02
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	04-3445278 (IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts 02458 (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code 617-796-8350

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $2.2 billion based on the $19.53 closing price per common share on the New York Stock Exchange on June 30, 2008. For purposes of this calculation, an aggregate of 254,774 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant's common shares outstanding as of February 27, 2009: 120,398,384.

In this Annual Report on Form 10-K, the terms "SNH", "Senior Housing", the "Company", "we", "us" and "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2009, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS, WITH RESPECT TO:

  •
  OUR ABILITY TO PURCHASE OR SELL PROPERTIES;

  •
  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

  •
  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

  •
  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES;

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST;

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 63% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US;

  •
  OUR AGREEMENTS TO PURCHASE CERTAIN MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDINGS, OR MOBS;

  •
  OUR ENTRY INTO A PURCHASE AND SALE AGREEMENT FOR ONE PROPERTY THAT IS CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES;

  •
  OUR CURRENT NEGOTIATIONS WITH RESPECT TO THE TERMS OF A MORTGAGE FINANCING THAT WILL BE SOLD TO FANNIE MAE IN AN AMOUNT OF APPROXIMATELY $500.0 MILLION; AND

i

  •
  OTHER MATTERS.

THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS;

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND ITS RELATED ENTITIES AND CLIENTS;

  •
  CHANGES IN PERSONNEL OR THE LACK OF AVAILABILITY OF QUALIFIED PERSONNEL;

  •
  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS;

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST FOR U.S. FEDERAL INCOME TAX PURPOSES; AND

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE.

FOR EXAMPLE:

  •
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

  •
  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS;

  •
  CHANGES IN REGULATIONS EFFECTING ITS OPERATIONS; AND

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR'S COST INCREASES.

  •
  IF FIVE STAR'S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS;

  •
  OUR OBLIGATIONS TO COMPLETE THE CURRENTLY PENDING MOB PURCHASES ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES. AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, SOME OF THE PROPERTIES MAY NOT BE PURCHASED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED;

  •
  WE MAY NOT PROCEED WITH OUR PENDING PROPERTY SALE DUE TO MARKET CONDITIONS, FAILURE TO SATISFY CONTINGENCIES OR OTHER REASONS;

  •
  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER MORE ESTABLISHED INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT;

  •
  WE MAY DETERMINE NOT TO CONTINUE TO PURSUE MORTGAGE FINANCING OR TO PURSUE OTHER FINANCINGS, IN AN AMOUNT OF $500.0 MILLION OR IN A MATERIALLY HIGHER OR LOWER AMOUNT, AND IN ANY EVENT THERE CAN BE NO ASSURANCE THAT THE FINANCING WILL OCCUR, PARTICULARLY IN VIEW OF CURRENT CONDITIONS IN THE DEBT CAPITAL MARKETS;

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES;

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF OUR PROPERTIES;

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE; AND

  •
  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS."

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE ARTICLES OF AMENDMENT AND RESTATEMENT OF THE DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "SENIOR HOUSING PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS AMENDED AND SUPPLEMENTED, AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST. ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

SENIOR HOUSING PROPERTIES TRUST
2008 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 18, 2009.

v

 PART I

Item 1.    Business

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998. As of December 31, 2008, we owned 271 properties located in 34 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $2.8 billion. Our portfolio includes 223 senior living properties with 26,204 units, 38 medical office, clinic and biotech laboratory buildings, or MOBs, with 1.6 million square feet of space and 10 wellness centers with approximately 812,000 square feet of space.

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

        Our present business plan contemplates investments in age restricted apartment buildings, independent living properties, assisted living properties, nursing homes, rehabilitation hospitals, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our board of trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

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

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in nursing homes. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs often have outpatient satellite clinics as part of the IRF continuum of care. Our two rehabilitation hospitals have beds available for inpatient services and provide extensive outpatient services from the hospitals' premises. In addition, these two hospitals operate outpatient clinics where patients discharged from the inpatient setting can continue their therapy programs such, as rehabilitation services for amputees, brain injury, cardio-pulmonary conditions, orthopedic conditions, spinal cord injury, stroke and neurorehabilitation.

        Medical office, clinic and biotech laboratory buildings.    The MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other health personnel, and other businesses in medical related fields, including clinics and laboratory uses.

        Wellness Centers.    Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas, and children's centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.

        Other Types of Real Estate.    In the past we have considered investing in real estate different from senior housing properties, MOBs or wellness centers. We may explore such alternative investments in the future.

Tenants.

        The following chart presents a summary of our leases as of December 31, 2008 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties (units/beds)	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent	Lease Expiration	Renewal Options

Five Star Quality Care, Inc. (Lease No. 1)	100 (8,600)	$711,557	$636,903	$63,197	12/31/22	1 for 15 years.
Five Star Quality Care, Inc. (Lease No. 2)	32 (7,639)	759,412	627,811	81,489	6/30/26	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)	44 (3,251)	310,918	285,868	23,727	12/31/24	1 for 15 years.
Five Star Quality Care, Inc. (Lease No. 4)	7 (614)	66,608	59,159	7,596	4/30/17	2 for 15 years each.
Sunrise Senior Living, Inc./Marriott International, Inc.(1)	14 (4,091)	325,165	218,950	32,547	12/31/13	4 for 5 years each.
Brookdale Senior Living, Inc	18 (894)	61,122	51,874	8,000	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1 (156)	13,007	9,128	1,562	12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp.	1 (140)	15,598	5,369	1,320	12/31/10	3 for 10 years each.
HealthQuest, Inc.	3 (361)	7,589	4,420	1,314	6/30/16	1 for 10 years.
Covenant Care, LLC	1 (180)	3,503	2,146	1,142	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1 (103)	5,193	3,008	930	12/31/15	1 for 10 years.
The MacIntosh Company	1 (175)	4,204	2,914	604	6/30/19	1 for 10 years.
Starmark Holdings, LLC (Wellbridge)(2)	3 (NA )	32,438	31,557	2,805	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1 (NA )	11,206	11,014	774	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2 (NA )	36,364	35,638	2,940	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(3)	4 (NA )	100,009	99,201	9,577	8/31/28	6 for 5 years each.
Multi-tenant MOBs	38 (NA )	343,363	340,957	40,419	2009 - 2034	Various.

Totals	271 (26,204)	$2,807,256	$2,425,917	$279,943

(1)
These properties are leased to Sunrise Senior Living, Inc., or Sunrise; this lease is guaranteed by Marriott International, Inc., or Marriott.

(2)
These properties are leased to subsidiaries of Starmark Holdings, LLC, or Starmark, under three separate leases; these leases are guaranteed by Starmark.

(3)
These properties are leased to a subsidiary of Life Time Fitness, Inc., or Life Time Fitness; this lease is guaranteed by Life Time Fitness.

        Five Star Quality Care, Inc.    We lease 181 senior living communities and two rehabilitation hospitals to Five Star Quality Care, Inc., or Five Star, for annual rent of $176.0 million, under seven leases. Substantially all of the revenues at most of our senior living communities are paid by residents from their private resources.

        Five Star lease no. 1 includes one lease for 80 properties, one for 16 properties and one for four properties, all of which expire in 2022. The two smaller leases are on substantially similar terms as the lease for 80 properties. The properties in the two smaller leases secure mortgage debt payable to third parties and the leases provide that upon the repayment of the mortgage debt, the properties will be added to the larger lease. In this Annual Report on Form 10-K, we discuss the two smaller leases as part of the lease for 80 properties. At December 31, 2008, this combined lease includes 76 independent and assisted living properties and 24 nursing homes leased until 2022, plus a renewal option, for annual rent of $63.2 million. Five Star pays additional rent equal to 4% of the increase in revenues at these properties over base year revenues as specified in the lease terms.

        Five Star lease no. 2 includes one lease for 32 properties including 30 properties which contain some or all of independent and assisted living and skilled nursing services and two rehabilitation hospitals expiring in 2026, plus renewal options, for annual rent of $81.5 million. Five Star pays additional rent equal to 4% of the increase in revenues at these 30 independent living properties, assisted living properties and skilled nursing facilities over base year revenues as specified in the lease terms.

        Five Star lease no. 3 includes one lease for 36 properties and one for eight properties, both of which expire in 2024, plus a renewal option. The smaller lease is on substantially similar terms to the lease for 36 properties. The properties in the smaller lease secure mortgage debt payable to third parties and the lease provides that upon the repayment of the mortgage debt, the properties will be added to the larger lease. In this Annual Report, we discuss the smaller lease as part of the lease for 36 properties. At December 31, 2008, this combined lease includes 44 senior living properties consisting of 21 independent and assisted living properties and 23 nursing homes leased until 2024 for annual rent of $23.7 million. Five Star pays additional rent equal to 4% of the increase in revenues at these properties over base year revenues as specified in the lease terms.

        Five Star lease no. 4 is one lease for seven assisted living properties which expires in 2017, plus renewal options, for annual rent of $7.6 million. In July 2008, Five Star assumed the NewSeasons Assisted Living Communities, Inc., or NewSeasons, and Independence Blue Cross, or IBC, lease obligations to us for these seven properties that were formerly operated by NewSeasons.

        Five Star was formerly our 100% owned subsidiary. We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted their leases. We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001. One of our managing trustees is currently a managing director of Five Star, and Reit Management & Research LLC, or RMR, provides management services to Five Star. Today, Five Star is a separate company listed on NYSE Alternext US under the symbol "FVE" and, as of December 31, 2008, is responsible for 63% of our current annualized rent. Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable. However, we believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us.

        Sunrise Senior Living, Inc.    Until 2003, Marriott Senior Living Services, Inc., or MSLS, was our tenant for the 14 properties leased until 2013 for annual rent of $32.5 million. In March 2003, Marriott sold MSLS to Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS. SLS is a 100% owned subsidiary of Sunrise. Marriott continues to guarantee the rent to us for these 14 properties leased to Sunrise.

        Brookdale Senior Living, Inc.    We lease 18 assisted living properties to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, until 2017, plus renewal options. The annual rent under this lease is $8.0 million per year, including additional rent calculated as a percentage of increases in the revenues at these properties above base amounts. Residents pay a majority of the revenues at these properties from their private resources. Brookdale, a public company listed on the New York Stock Exchange, or NYSE, under the symbol "BKD" guarantees this rent to us.

        Genesis HealthCare Corporation.    We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, a privately owned company, for $1.6 million of annual rent until 2016, plus renewal options. Genesis has guaranteed the rent payable to us under this lease and we hold a security deposit of $235,000 to secure payment of this rent.

        ABE Briarwood Corp.    We lease one skilled nursing facility in Canonsburg, Pennsylvania to a subsidiary of ABE Briarwood Corp., a privately owned company, for $1.3 million of annual rent until 2010, plus renewal options. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc. Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc., and is secured by a security deposit of $600,000.

        HealthQuest, Inc.    We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, South Dakota to HealthQuest, Inc., a privately owned company, until 2016, plus a renewal option. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us averages approximately $1.3 million per year during the initial lease term, although it is currently $1.2 million per year and the rent will increase at agreed times during the lease term.

        Covenant Care, LLC.    We lease one skilled nursing facility in Fresno, California to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.1 million of annual rent until 2015, plus a renewal option, and the rent will increase at agreed times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

        Evergreen Washington Healthcare, LLC.    We lease one skilled nursing facility in Seattle, Washington to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015, plus a renewal option. The rent payable to us averages $930,000 per year during the lease term, although it is currently $937,000 per year and increases at agreed times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and the lease obligations are also secured by a security deposit of $385,000.

        The MacIntosh Company.    We lease one skilled nursing facility in Grove City, Ohio to The MacIntosh Company for $604,000 per year until 2019, plus a renewal option. A management company affiliate of our tenant and the former and current majority shareholders of the tenant and the management company, which are privately owned, guarantee this lease.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark, a private company. The leases are guaranteed by Starmark. These leases have a current term expiring in 2023, plus renewal options and require aggregate annual rent of $6.5 million, plus consumer price index, or CPI, based increases.

        Life Time Fitness, Inc.    We lease four wellness centers located in four states under one lease agreement with a subsidiary of Life Time Fitness and the lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028, plus renewal options. The rent payable to us averages $9.6 million per year during the lease term, although it is currently $9.1 million per year and increases at agreed times during the lease term.

        Medical office, clinic and biotech laboratory buildings (MOBs).    We lease 38 multi-tenanted MOBs located in 10 states and Washington, D.C., and the properties have a range of 2,000 to 124,000 square feet with a total of 1.6 million square feet. These leases have current terms expiring between 2009 and 2034, plus renewal options in some cases. The rent payable to us is currently $40.4 million per year, plus certain increases scheduled and certain reimbursements of operating and tax expenses.

Lease Terms.

        Our leases of senior living facilities and wellness centers are so-called "triple net" leases which generally require the tenants to pay rent, and to indemnify us from liability which may arise by reason of our ownership of the properties to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

        Events of Default.    Under our leases of senior living facilities and wellness centers, events of default generally include:

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

        Default Remedies.    Upon the occurrence of any event of default under leases of our senior living facilities and wellness centers, we generally may (subject to applicable law):

  •
  terminate the affected lease and accelerate the rent;

  •
  terminate the tenant's rights to occupy and use the affected property, rent the property to another tenant and recover from the tenant the difference between the amount of rent which would have been due under the lease and the rent received under the reletting;

  •
  make any payment or perform any act required to be performed by the tenant under its lease;

  •
  exercise our rights with respect to any collateral securing the lease; and

  •
  require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

        Our leases of MOBs are predominantly a mixture of triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and net and modified gross leases where we are responsible to operate and maintain the properties and are entitled to be reimbursed for some or all of those costs by the tenants. A small percentage of our leases are so-called "full-service" leases where we receive stated rent from our tenants and no additional amount of reimbursement for our costs.

        The existence of these lease terms does not guarantee that our tenants will honor their obligations to us.

Investment Policies.

        Acquisitions.    Our present investment goals are to acquire additional properties primarily for income and secondarily for appreciation potential. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including:

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

        Form of Investments.    We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

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

  •
  our tenant's desire to purchase the affected property;

  •
  our tenant's desire to cease operating the affected property;

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

Manager.

        Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 332-3990. RMR also has agreed to provide certain services to Five Star, and RMR has other business interests. The directors of RMR are Gerard M. Martin, formerly one of our managing trustees, Barry Portnoy, Adam Portnoy and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Francis R. Murphy III, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Messrs. Hegarty and Doyle are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of February 27, 2009, RMR had approximately 585 full-time employees.

Government Regulation and Reimbursement.

        The regulatory environment of the senior living and healthcare industries is extensive. Most of these laws and regulations affect the manner in which our tenants operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices and laws generally affecting our tenants' operation of our properties and how our tenants otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living facilities that participate in Medicaid and skilled nursing facilities, hospitals, clinics and other healthcare facilities that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living, skilled nursing facilities, hospitals, clinics and other healthcare facilities apply whether or not facilities accept Medicare or Medicaid funding, and typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay our rents and the values of our properties.

        Many senior living facilities are subject to regulation and licensing by state and local health and social service agencies or other regulatory authorities. Hospitals, clinics and other healthcare facilities are subject to regulations and licensing by state health authorities. In most states in which we own properties, our tenants are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, a certificate of need is required in most states before a skilled nursing facility or hospital can be opened or the services at an existing facility can be expanded. In a few states, certificate of need requirements also apply to assisted living facilities and some other healthcare facilities. Senior living facilities, hospitals and other healthcare facilities are also subject to state and local building, zoning, fire and food service codes and must be in compliance with applicable codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants' ability to expand their facilities in existing markets. In addition, if any of our tenants operate our property outside of the scope of their licensed authority, their doing so could subject them to penalties, including closure of the facility.

        Healthcare facilities like those that we own seem to be subject to increasing numbers of inspections or surveys and potential enforcement actions by governmental authorities. Unannounced surveys or inspections may occur annually or biannually, or following a state's receipt of a complaint about the facility. From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed plan of corrective action relating to the affected facility's operations, but the governmental agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid certification, suspension or denial of admissions, partial or full denial of payments, state oversight, or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification or other sanctions or penalties could adversely affect the ability of a tenant to pay its rents. Our tenants may also expend considerable resources to respond to federal and state inspections, surveys, investigations audits or other enforcement actions under applicable laws or regulations. Our tenants receive notices of potential sanctions and enforcement remedies from time to time, and such sanctions and penalties are imposed from time to time on our tenants. If any of our tenants were to fail to comply with any applicable legal requirements, or be unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect the affected tenants' abilities to pay their rents. State Attorney Generals typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive federal or state funds.

        Certain current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by our tenants exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license might result in the immediate discharge and transfer of residents, which could adversely affect the ability of a tenant to pay rent to us. Furthermore, certain states and the federal government may allow citations in one facility to impact other facilities operated by the same entity or a related entity in the state or, in certain circumstances, in another state. Revocation of a license or certification at one facility could therefore impact a tenant's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us. In addition, an adverse finding by survey officials may serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility or a related individual or entity.

        Our medical office building and biotechnology laboratory tenants who provide healthcare services are subject to regulation by federal, state and local entities. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights, and physical plant requirements, among other matters. Healthcare providers and suppliers, including physicians and other licensed medical practitioners, who receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs, must comply with the requirements for their participation in those programs, and are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover increasing provider costs.

        Our biotechnology laboratory tenants who seek to develop, manufacture or market and distribute new drugs, biologicals or medical devices for human use are extensively regulated by the U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities. The FDA and such other agencies regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of such products. Before a new pharmaceutical or device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation are required, involving significant time, expense and risks of failure. The FDA or an institutional review board may suspend a clinical trial on various grounds, such as exposure of subjects or patients to an unacceptable health risk. If a product is ultimately approved for manufacturing, marketing and distribution, the FDA has continuing oversight authority, and may require post-market testing and surveillance. Pharmaceutical and medical device manufacturing practices and facilities must comply with FDA requirements and facilities are subject to FDA inspection. Continuing regulatory concerns include the potential for later discovery of safety concerns and related litigation, whether the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of such programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product and eventual expiration of the product's patent. Failure to comply with regulatory requirements or with anti-fraud, false claims, anti-kickback or physician referral laws could result in withdrawal of FDA approval, recall of products, suspension of production, civil or criminal penalties or other governmental actions.

        Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including state Medicaid waiver programs for services in assisted living facilities, the Medicare and Medicaid skilled nursing facility or hospital benefit programs, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates are limiting the payment levels for certain services provided at these facilities. The current recession and worsening economic conditions are causing budget shortfalls in most states. Pursuant to the American Recovery and Reinvestment Act of 2009, adopted February 17, 2009, federal Medicaid payments to states will be temporarily increased from October 1, 2008, through December 31, 2010, with greater increases for states with more unemployment. Payments to states for Medicaid expenditures on hospitals, SNFs and other specified providers will be conditioned on states paying those providers within 90 days. However, most states project continuing fiscal deficits. Because of state budget deficits and cost containment measures, increasing state Medicaid enrollments as a result of the recession, and the current federal budget deficit and other federal priorities, we expect that Medicaid rate increases will be frozen or be less than cost increases experienced by some of our tenants in 2008 and that in some instances Medicaid rates may decline, and we are unable to estimate how recent or future Medicare rate changes will affect certain tenants. This combination of events may make it increasingly difficult for some of our tenants to pay rent to us.

        Medicare reimburses skilled nursing facilities under a prospective payment system, or the PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar Medicaid prospective payment systems. Phased in over three years starting in 1998, the PPS was intended to reduce the rate of growth in Medicare payments by giving skilled nursing facilities incentives to furnish only necessary services, and to cause those services to be delivered efficiently. During the first full year of the phase-in, the average Medicare per diem payment declined about 9%, according to the Government Accountability Office. Between November 1999, and January 1, 2006, Congress provided some relief from the impact of the PPS through various temporary increases in payment rates and a temporary moratorium on some therapy limitations for residents covered under Medicare Part B. Effective January 1, 2006, the Federal Centers for Medicare and Medicaid Services, or CMS, revised the PPS RUG payment categories and rates, eliminating the temporary rate increases formerly in effect. For many nursing homes, the PPS revisions effectively eliminated rate increases of approximately 3% that had gone into effect in October 2005. In October 2006, and again in October 2007 and 2008, the Medicare PPS rates were increased by approximately 3%. CMS had proposed a recalibration of the payment categories for skilled nursing facilities, which would have resulted in a net reduction of rates by approximately 0.3% in federal fiscal year 2009, but delayed the recalibration in order to continue to evaluate the data.

        The federal government is also seeking to slow the growth of Medicare and Medicaid payments to skilled nursing facilities pursuant to the Deficit Reduction Act of 2005, or the DRA, enacted in February 2006. The DRA reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from receiving Medicaid nursing home benefits, from three to five years. The period of Medicaid ineligibility now begins on the date of the prohibited transfer or the date the individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. Also under the DRA, the limits on Medicare Part B payments for outpatient therapies, previously subject to a moratorium, went into effect subject to an exemption if Medicare found additional services to be medically necessary for an individual. Pursuant to the Medicare Improvements for Patients and Providers Act of 2008 and prior laws, Congress has extended the Medicare outpatient therapy exemption process through the end of 2009.

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

        In 2004, CMS revised the Medicare standards that rehabilitation hospitals are required to meet in order to participate in the Medicare program as IRFs. The rule, known as the "75% rule", was amended in December 2007 by the SCHIP Extension Act, and now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF PPS, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. In order to maintain their current levels of Medicare revenues, many rehabilitation hospitals have needed to reduce their numbers of non-qualifying patients and replace them with qualifying patients. Before it was amended in 2007, the 75% rule was being phased in over a four year period that began on July 1, 2004. For cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatients must have required intensive rehabilitation services for one of the designated medical conditions. For cost reporting periods starting on and after July 1, 2007, and July 1, 2008, the required percentages were 65% and 75%, respectively. As a result of the 2007 retroactive amendment, the minimum requirement is now 60% for these and future cost reporting periods. If Five Star is unable to maintain compliance with this requirement at our rehabilitation hospitals, Medicare rates paid to Five Star at these hospitals could be materially adversely affected.

        For Medicare payments to IRFs on and after April 1, 2008, Medicare inflation-related rate increases are frozen at zero percent for the Federal fiscal years ending September 30, 2008 and 2009, as required by the Medicare, Medicaid and SCHIP Extension Act of 2007. This freeze on increases reduced rates by 3.2% for discharges on and after April 1, 2008, effectively eliminating substantially all of an October 2007 rate increase of 3.5%. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the Federal fiscal year ending September 30, 2009. The rule recalculates the weights assigned to patient case-mix groups that are used to calculate Medicare rates under the prospective payment system, and resets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009. CMS estimates that the change contained in the rule will result in a decrease of 0.7% to total Medicare payments to IRFs for Federal fiscal year 2009.

        Our tenants who participate in Medicare, Medicaid and other federal or state health care reimbursement programs are subject to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement that are false, fraudulent or are for items or services that were not provided as claimed. Fraud and false claims laws vary from state to state and these laws sometimes apply to providers who receive payment from private insurers or other sources and are not always interpreted consistently. Violation of any of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from federal and state health care payment programs. An adverse determination concerning any of our tenants' licenses or eligibility for Medicare or Medicaid reimbursement or the costs of sanctions, penalties and required compliance with applicable federal or state regulations could adversely affect these tenants' abilities to pay their rent to us.

        Our tenants are also subject to certain federal and state laws that regulate financial arrangements by health care providers relating to referrals, such as the federal Anti-Kickback Law, the federal physician referral laws known as the Stark Laws, and certain state referral laws and anti-kickback laws. The federal Anti-Kickback Law makes it unlawful for any person to offer or pay or to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid program or other federally funded programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a tenant were to violate the federal Anti-Kickback Law, it could face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which could adversely affect its ability to pay its rents. While we require our tenants to comply with all laws that regulate the operation of our senior living properties, it is difficult to predict how our properties or tenants' ability to pay their rents could be affected if any of our tenants were subject to an action alleging such violations.

        Our tenants are also subject to federal and state laws designed to protect the confidentiality and security of patient health information. The U.S. Department of Health and Human Services has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern our tenants' use and disclosure of health information at certain HIPAA covered facilities. The costs to comply with these rules may adversely affect the abilities of our tenants to pay their rent to us.

        If any of our tenants becomes unable to operate our properties or to pay our rents because it has violated government regulations or payment laws, we may have great difficulty finding a substitute tenant or selling the leased property for a fair price and the value of an affected property may decline materially.

Competition.

        Investing in senior living facilities, wellness centers, MOBs and other real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

        For additional information on the risks associated with our business, please see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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

Internet Website.

        Our internet website address is www.snhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, MA 02458 or by visiting our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Reporting.

        As of December 31, 2008, we have three operating segments. The first operating segment provides short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals. The second operating segment provides medical related services but where residential overnight stays or dining services are not provided. Properties in this segment include medical office, clinic and biotech laboratory buildings. The third operating segment provides specialized facilities that offer fitness, wellness and spa services to members. See our consolidated financial statements included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, life insurance company, regulated investment company, or other financial institution;

  •
  a broker, dealer or trader in securities or foreign currency;

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1999. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2008 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

  •
  If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

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

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

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

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        Our Wholly Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified

REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. (For our 2001 through 2008 taxable years, no more than 20% of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our taxable REIT subsidiaries; before the introduction of taxable REIT subsidiaries in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a taxable REIT subsidiary must:

  (1)
  be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a taxable REIT subsidiary election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for a subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as

C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a taxable REIT subsidiary, a REIT can earn qualifying rental income from the lease of a qualified health care property to a taxable REIT subsidiary for taxable years beginning after July 30, 2008 if an eligible independent contractor operates the facility, as discussed more fully below.

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

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

        In order to qualify as "rents from real property" under Section 856 of the IRC, several requirements must be met:

  •
  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

  •
  Commencing with our 2009 taxable year, there is an additional exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a "qualified health care property" must be leased by the REIT to its taxable REIT subsidiary, and the facility must be operated on behalf of the taxable REIT subsidiary by a person who is an "eligible independent contractor," all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC.

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property that is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return.

        Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax. As discussed below, these foreclosure property rules do not apply to the two hospitals that were the subject of our dispute with HealthSouth Corporation, or HealthSouth.

        From the inception of our dispute through the end of both our 2004 and 2005 taxable years, HealthSouth remained in possession of the two hospitals and only paid us amounts that were in the nature of "rents from real property". We attached a statement to both our 2004 and 2005 federal income tax returns that summarized our dispute with HealthSouth and expressed our intent that a foreclosure property election apply to the two subject hospitals when and if appropriate. But because the only amounts we received from HealthSouth through the end of our 2004 and 2005 taxable years were in the nature of "rents from real property", we believe that our 2004 and 2005 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and that no foreclosure property income tax was owed on such amounts.

        In 2006 we settled our litigation with HealthSouth by reinstating our lease with them through September 30, 2006 in exchange for a fixed rental sum. Again, because the only amounts we received from HealthSouth in 2006 were in the nature of "rents from real property", we believe that our 2006 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and that no foreclosure property income tax was owed on such amounts. Effective October 1, 2006, we leased these two hospitals to a healthcare operating company, Five Star, and the rental income under this new lease is intended to be "rents from real property" that qualify for purposes of the 75% and 95% gross income tests.

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

  •
  engage in the business of developing, owning and managing our existing properties and acquiring, developing, owning and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements after October 22, 2004:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect; and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2001 through 2008 taxable years, 20%) of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

        The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Relationship with Five Star.    In 2001, we and HRPT Properties Trust, or HRPT, spun off substantially all of our Five Star common shares. In addition, our leases with Five Star, Five Star's charter and bylaws, and the transaction agreement governing the spin-off contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may jeopardize our qualification as a REIT under the IRC, including actions which would result in our or our once significant shareholder, HRPT, obtaining actual or constructive ownership of 10% or more of the Five Star common shares. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property," and thus qualifying income under the 75% and 95% gross income tests described above.

        Leases with Taxable REIT Subsidiaries.    In certain future circumstances, we may find it advantageous to lease properties to one or more taxable REIT subsidiaries. For example, in response to a lease default or termination, we may choose to lease a reclaimed qualified health care property to a taxable REIT subsidiary, which in turn would engage an eligible independent contractor (within the meaning of Section 856(d)(9)(A) of the IRC) to manage and operate the property. For these purposes, a qualified health care property is defined in Section 856(e)(6)(D)(i) of the IRC and includes both health care facilities and property necessary or incidental to the use of a health care facility. In any such transaction involving a taxable REIT subsidiary, our intent would be that the rents paid to us by the taxable REIT subsidiary would qualify as "rents from real property" under the REIT gross income tests summarized above.

        Annual Distribution Requirements.    In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

        (A)  the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

        (B)  the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

        We may be able to rectify a failure to pay sufficient dividends for any year by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

Acquisition of C Corporations

        On each of January 11, 2002, March 31, 2008, and November 1, 2008, we acquired all of the outstanding stock of a C corporation. At the time of those acquisitions, certain of those C corporations directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries. On October 1, 2006, we acquired all of the outstanding stock of an S corporation and its disregarded entity subsidiary, which were formerly C corporations. Upon these acquisitions, each of the acquired entities became either our qualified REIT subsidiary under Section 856(i) of the IRC or a disregarded entity under Treasury regulations issued under Section 7701 of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to the acquired entities' federal income tax attributes, such as those entities' adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired corporate entities' earnings and profits for federal income tax purposes, if any.

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten-year period could be subject to tax under these rules. Notwithstanding the ten-year recognition period otherwise prescribed, recent legislation appears to reduce the recognition period from ten to seven years for each of the 2009 and 2010 tax years, and we thus expect any 2009 or 2010 disposition of assets that we acquired in the January 11, 2002 transaction to not attract corporate level tax. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        Immediately after the January 11, 2002 acquisition, we conveyed to Five Star and its subsidiaries operating assets that were of a type that are typically owned by the tenant of a senior living facility. In exchange, Five Star and its subsidiaries assumed related operating liabilities. The aggregate adjusted tax basis in the transferred operating assets was less than the related liabilities assumed, and Five Star and its subsidiaries received a cash payment from us in the amount of the difference. We believe that the fair market value of these conveyed operating assets equaled their adjusted tax bases, and we and Five Star agreed to perform our respective tax return reporting to that effect. Accordingly, although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets' fair market value, we reported no gain or loss, and therefore owed no corporate level tax under the rules for dispositions of former C corporation assets, in respect of this conveyance of operating assets to Five Star.

        To the extent of our gains in a taxable year that are subject to the built in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010).

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of our corporate acquisitions, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we made an investigation of or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

        The initial tax bases and depreciation schedules for our assets we held immediately after we were spun off in 1999 from HRPT depends upon whether the deemed exchange that resulted from that spin-off was an exchange under Section 351(a) of the IRC. We believe that Section 351(a) treatment was appropriate. Therefore, we carried over HRPT's tax basis and depreciation schedule in each of the assets, and to the extent that HRPT recognized gain on an asset in the deemed exchange, we obtained additional tax basis in that asset which we depreciate in the same manner as we depreciate newly purchased assets. In contrast, if Section 351(a) treatment was not appropriate for the deemed exchange, then we will be treated as though we acquired all our assets at the time of the spin-off in a fully taxable acquisition, thereby acquiring aggregate tax bases in these assets equal to the aggregate amount realized by HRPT in the deemed exchange, and it would then be appropriate to depreciate these tax bases in the same manner as we depreciate newly purchased assets. We believe, and Sullivan & Worcester LLP has opined, that it is likely that the deemed exchange was an exchange under Section 351(a) of the IRC, and we have performed and will perform all our tax reporting accordingly. We may be required to amend these tax reports, including those sent to our shareholders, if the IRS successfully challenges our position that the deemed exchange was an exchange under Section 351(a) of the IRC. We intend to comply with the annual REIT distribution requirements regardless of whether the deemed exchange was an exchange under Section 351(a) of the IRC.

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

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

        Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

        Tax-exempt pension trusts that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

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

  •
  the REIT is "predominantly held" by tax-exempt pension trusts; and

  •
  the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

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

        Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any "set aside" or reserve requirements applicable to them.

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

        In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States). In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

        Effective generally from and after 2006, a special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United

States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions or proceeds paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

"Plan Assets" Considerations

        The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act.

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

        We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Financial and other difficulties at Five Star could adversely affect us.

        At December 31, 2008, Five Star pays approximately 63% of our current total rents and operates approximately 66% of our assets, at cost. Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to two working capital lines of credit from two financial institutions, one a $40.0 million line maturing in May 2010 and another a non-recourse line for up to 60% of the market value of pledged securities ($63.0 million at December 31, 2008), Five Star has limited resources and has substantial lease obligations to us, and others. Five Star's business is subject to a number of risks, including the following:

  •
  Five Star has high operating leverage. A small percentage decline in Five Star's revenue or increase in Five Star's expenses could have a material negative impact on Five Star's operating results.

  •
  Five Star's growth strategy, including recent acquisitions, may not succeed and may result in reduced profits or recurring losses.

  •
  Increases in liability insurance costs have in the past negatively impacted Five Star's operating results and may adversely impact its future results.

  •
  Increases in labor costs could have a material adverse effect on Five Star.

  •
  Extensive regulation applicable to Five Star's business increases Five Star's costs and may result in losses.

  •
  Medicare and Medicaid payments account for some of Five Star's total revenues. A reduction in these rates or a failure of these rates to match Five Star's cost increases may materially adversely affect Five Star.

  •
  Current general economic conditions may adversely affect Five Star's operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, the current slowing of the housing market may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star facilities and reducing Five Star's occupancies, revenues and operating income.

If Five Star's operations are unprofitable, Five Star might default on its rent obligations to us.

Five Star may not be able to operate the two rehabilitation hospitals we own profitably.

        We lease two rehabilitation hospitals to Five Star. Although Five Star expects to operate these rehabilitation hospitals profitably, Five Star is currently experiencing losses from these operations and may be unable to operate these hospitals profitably. In addition, these hospitals may be subject to retroactive rate adjustments. A significant amount of the revenues at these rehabilitation hospitals is paid by Medicare and Five Star became more dependent upon revenues from the Medicare program when they began to operate these hospitals. For cost reporting periods beginning on and after July 1, 2006, 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. If the hospitals' operations do not remain in compliance with this 60% rule, these facilities may be subject to Medicare reclassification as a different type of provider and would receive lower Medicare reimbursement rates. Unprofitable operations at these hospitals could jeopardize Five Star's ability to pay rent to us.

Sunrise's operation of our properties may adversely affect us.

        In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. Sunrise's annual rent to us for the 14 properties it leases is $32.5 million, or 12% of our total annualized current rents; this rent is guaranteed by Marriott. Sunrise has recently reported significant losses and Sunrise may become unable to pay rent due to us. Marriott is no longer in the senior living business and if Marriott assumes these operations pursuant to its guarantee, these operations may deteriorate and the value of our investment in these properties may decline materially.

The financial markets are currently in a period of disruption and recession and we do not expect these conditions to improve in the near future.

        The financial markets are currently experiencing very difficult conditions and volatility. These market conditions have resulted in a decrease in availability of corporate credit and have led to the insolvency, closure or acquisition of a number of financial institutions. A continued recession or a depression in this economy generally can adversely affect the financial condition and results of operations of our tenants, which would impact the ability of our tenants to pay rent to us.

If the current weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living facilities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. During 2008, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior housing properties specifically, experienced declines in occupancy, revenues and profitability in 2008 that are expected to continue into 2009 and potentially beyond 2009. If the current economic recession in the U.S. continues or gets worse, our operating and financial results could decline. The operations at our wellness centers may be particularly adversely impacted by the deteriorating economic conditions as consumers may reduce discretionary spending for wellness activities.

We may be unable to access the capital necessary to repay our debts or to grow.

        To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to repay our debts, to invest in our properties or fund our acquisitions. Accordingly, our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields that exceed our cost of capital. However, at present there is a significant contraction in financial liquidity globally. In these circumstances, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our business and growth strategy is not assured and may fail.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of your investment in our shares:

  •
  Funds borrowed under our credit facility bear interest at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our abilities to pay distributions to you.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We pay regular distributions on our shares. When interest rates on investments available to investors rise, the trading market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

        Ten percent (10%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs. Even at properties where less than a majority of the revenues come from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. The federal government and most states are now experiencing fiscal deficits and other budget pressures as a result of the recession and worsening economic conditions. Historically when governmental deficits or budget pressures have increased, cutbacks in Medicare and Medicaid funding have followed. These cutbacks sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. Pursuant to the SCHIP Extension Act, effective April 1, 2008, the Medicare rate increase for rehabilitation hospitals reimbursed as IRFs was set at zero for fiscal year 2008 and 2009. Also, on July 1, 2008, CMS updated the Medicare IRF prospective rate formulas for fiscal year 2009, estimating that the changes will result in a decrease of 0.7% to total Medicare payments to IRFs for fiscal year 2009. If and to the extent Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants' operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay rent to us.

Our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

        In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigations by skilled nursing facility patients, assisted and independent living facility residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us.

Our properties and their operations are subject to complex regulations.

        Physical characteristics of senior housing properties, hospitals, clinics and biotech laboratories are mandated by various governmental authorities. Changes in these regulations may require significant expenditures. Our leases generally require our tenants to maintain our properties in compliance with applicable laws and we try to monitor their compliance. However, if our tenants suffer financial distress, maintenance of our properties may be neglected. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants' financial resources may be insufficient to meet increased rental obligations to us.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare facilities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, hospitals and other healthcare facilities, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our tenants receive notices of potential sanctions and remedies from time to time, and such sanctions are imposed from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants.

Acquisitions that we make may not be successful.

        Our business strategy contemplates acquisitions of additional senior housing properties, MOBs or wellness centers. We cannot assure our investors that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions.

Competition may adversely affect some of our facilities.

        Recently, a large number of new assisted living properties were developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required lesser amounts of care. Historically, nursing homes have been somewhat protected from competition by state requirements of obtaining certificates of need to develop new properties; however, these barriers are being eliminated in many states. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living facilities or other elderly care alternatives such as home healthcare expand their businesses. Similar risks face each of our tenants. These competition risks may prevent our tenants and operators from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases.

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

        Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of healthcare REITs, private equity funds and other financing sources, some of which are larger and have a lower cost of capital than we do. In the past, periods of economic recession in the economy generally have caused investors to focus on healthcare and healthcare real estate investments because some investors believe these types of investments may be less affected by general economic circumstances than most other investments. These developments could result in increased competition for investments, fewer investment opportunities available to us and lower spreads over our cost of our capital, all of which would limit our ability to grow our business.

We are dependent upon RMR to manage our business and implement our growth strategy.

        Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy on favorable terms. Because we are externally managed, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the management fees we pay RMR, and as a result our earnings and cash flows may decline.

Our business dealings with our managing trustees and related persons may create conflicts of interest.

        We have no employees. Personnel and services which we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the types of properties that are proper investments for us, as well as the individual investment decisions. Our board of trustees periodically reviews our operating and investment guidelines and our properties but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our board of trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Our President, David Hegarty, is an Executive Vice President and a director of RMR and our Treasurer, Richard Doyle, is a Senior Vice President of RMR. All of the members of our board of trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies to which RMR provides management services. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates. We cannot assure you that the provisions in our declaration of trust or bylaws will adequately address potential conflicts of interest or that such actual or potential conflicts of interest will be resolved in our favor.

        We pay RMR fees based in part upon the historical cost of our investments, the gross rents we collect from tenants in our MOB portfolio and the costs of construction we incur at our MOB properties which is supervised by RMR, plus an incentive fee based upon certain increases in our funds from operations per share (as defined in our business management agreement). Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties and discourage sales of properties by us or to undertake unnecessary construction activities. RMR also acts as the manager for two other publicly traded REITs: HRPT, which primarily owns and operates office and industrial buildings and leased industrial land; and Hospitality Properties Trust, or HPT, which owns hotels and travel centers. RMR also provides management services to other public and private companies, including: Five Star, our largest tenant; and TravelCenters of America LLC, or TravelCenters, which operates and franchises travel centers. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and

Adam Portnoy. Also, RMR's multiple responsibilities to us and Five Star could create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress such as the present. A termination of our business management agreement with RMR is a default under our credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your securities. Our contracts with RMR and Five Star have all been approved by our Independent Trustees.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, related persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our managing trustees, Mr. Barry Portnoy, serves as a managing director of Five Star. RMR provides management services to both us and Five Star. As of December 31, 2008, our leases with Five Star accounted for 63% of our current annualized rents. In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star has been beneficial to both us and Five Star. However, because of the historical and continuing relationships which we have with Five Star, these historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships. Our transactions with Five Star have been approved by our Independent Trustees.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent shareholders from implementing beneficial changes or prevent our shareholders from receiving a takeover premium for their shares.

        Our declaration of trust prohibits any shareholder, other than HRPT, RMR and their affiliates, from owning more than 9.8% of our outstanding shares or common shares. This provision of the declaration of trust may assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision will also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business before a meeting of shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our board of trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the board of trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting; and

  •
  the authority of our board of trustees to adopt certain amendments or supplements to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of our shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our board of trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

        Our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust requires us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as our present or former trustee or officer. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

We may change our operational and investment policies without shareholder approval.

        Our board of trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

The loss of our tax status as a REIT or tax authority challenges would have significant adverse consequences to us and reduce the market price of our securities.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the IRC, for which there are available only limited judicial or administrative interpretations. We believe we have operated and are operating as a REIT in compliance with the IRC. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our revolving credit facility, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our securities would likely decline.

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

  •
  costs that may be incurred relating to maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

  •
  environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent land or other parties.

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

We have substantial debt obligations and may incur additional debt.

        At February 27, 2009, we have $663.5 million in debt outstanding, which was approximately 27.7% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross-defaults; these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and may have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guarantee liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guarantee our outstanding notes. At February 27, 2009, our subsidiaries have approximately $151.0 million of secured debt. In addition, our outstanding notes and any notes we may issue are, or will be, effectively subordinated to our secured debt.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2008, we had real estate investments totaling $2.8 billion, at undepreciated cost, after impairment write-downs, in 271 properties. At December 31, 2008, 35 properties with an aggregate cost of $281.7 million were mortgaged or subject to capital lease obligations totaling $151.4 million.

        The following table summarizes some information about our properties as of December 31, 2008. All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Net Book Value
Alabama	5	$29,100	$27,511
Arizona	8	101,435	80,340
California	16	226,842	195,373
Colorado	8	38,741	26,539
Delaware	6	85,520	74,166
Florida	17	326,394	264,162
Georgia	16	129,536	120,099
Illinois	3	65,439	52,988
Indiana	11	117,186	112,612
Iowa	7	14,553	9,652
Kansas	3	35,087	29,143
Kentucky	9	91,741	76,915
Maryland	13	176,552	155,056
Massachusetts	22	186,480	166,630
Michigan	5	16,836	14,337
Minnesota	3	55,668	53,570
Mississippi	2	13,023	12,355
Missouri	2	5,226	3,463
Nebraska	17	64,781	58,671
New Jersey	4	70,793	58,507
New Mexico	4	60,220	54,691
New York	3	49,046	48,631
North Carolina	2	13,841	11,726
Ohio	2	38,874	31,764
Pennsylvania	17	148,084	127,326
Rhode Island	1	10,597	10,460
South Carolina	11	45,093	39,688
South Dakota	3	7,589	4,420
Tennessee	10	45,671	41,016
Texas	12	267,772	236,866
Virginia	14	141,055	114,624
Washington	1	5,193	3,008
Washington, D.C.	1	22,100	22,091
Wisconsin	11	93,047	82,612
Wyoming	2	8,141	4,905

Total	271	$2,807,256	$2,425,917

        Of the properties listed above, 223 are senior living facilities, 38 are MOBs and 10 are wellness centers.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE.

	High	Low
2007
First Quarter	$26.83	$21.75
Second Quarter	24.83	20.10
Third Quarter	22.85	16.22
Fourth Quarter	24.66	19.20
2008
First Quarter	$25.21	$18.01
Second Quarter	25.08	19.21
Third Quarter	24.98	18.82
Fourth Quarter	23.66	9.82

        The closing price of our common shares on the NYSE on February 27, 2009 was $12.62.

        As of February 27, 2009, there were approximately 2,600 shareholders of record, and we estimate that as of such date there were in excess of 60,300 beneficial owners of our common shares.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2008	2007
First Quarter	$0.35	$0.34
Second Quarter	0.35	0.34
Third Quarter	0.35	0.35
Fourth Quarter	0.35	0.35

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, funds from operations, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

        We issued unregistered shares during the fourth quarter on December 11, 2008, pursuant to our incentive share award plans, to certain employees of our manager, RMR, totaling 11,900 common shares of beneficial interest, par value $0.01 per share, valued at $11.53 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

	2008	2007	2006	2005	2004

Income Statement Data:
Total revenues(1)	$235,537	$188,022	$179,806	$163,187	$148,523
Income before gain (loss) on sale of properties(2)	106,245	85,303	66,122	57,981	55,523
Net income(2) (3)	106,511	85,303	66,101	63,912	56,742
Common distributions declared(4)	153,462	117,215	96,782	88,783	81,589
Weighted average shares outstanding	105,153	83,168	72,529	68,757	63,406
Per Common Share Data:
Income before gain (loss) on sale of properties(2)	$1.01	$1.03	$0.91	$0.84	$0.88
Net income(2) (3)	1.01	1.03	0.91	0.93	0.89
Cash distributions declared to common shareholders	1.40	1.38	1.32	1.28	1.26

	2008	2007	2006	2005	2004

Balance Sheet Data:
Real estate properties, at cost, net of impairment losses	$2,807,256	$1,940,347	$1,814,358	$1,686,169	$1,600,952
Total assets	2,496,874	1,701,894	1,584,897	1,500,641	1,447,730
Total indebtedness	730,433	426,852	545,085	556,320	535,178
Total shareholders' equity	1,731,358	1,249,410	1,019,466	923,184	890,667

(1)
Rental income for the year ended December 31, 2006 includes $14.8 million of rental income from two hospitals formerly leased and operated by HealthSouth. Beginning in 2003 until November 2006, we were involved in litigation with HealthSouth seeking to increase the rent due under a lease of two hospitals to HealthSouth and to terminate the lease and repossess the hospitals. On November 8, 2006, we and HealthSouth agreed to settle our litigation, to recognize HealthSouth's lease until September 30, 2006 and to increase the annual rent due under the lease from $8.7 million to $9.9 million for the period from January 2, 2002 to September 30, 2006. As a result of the settlement, HealthSouth paid us additional rent of $5.7 million, or $0.08 per share, for periods through September 30, 2006, which we recognized as rental income in the fourth quarter of 2006. On October 1, 2006, Five Star assumed the operations of these two hospitals and began leasing them from us for an annual rent of $10.25 million.

(2)
Includes an impairment of assets charge of $8.4 million ($0.08 per share) in 2008. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $2.0 million ($0.02 per share) in 2007. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $6.5 million ($0.09 per share) in 2006. Includes an impairment of assets charge of $1.8 million ($0.03 per share) in 2005.

(3)
Includes a gain on sale of properties of $266,000 (less than $0.01 per share), $5.9 million ($0.09 per share) and $1.2 million ($0.01 per share) in 2008, 2005 and 2004, respectively.

(4)
On January 7, 2009, we declared a distribution of $0.35 per share, or $40.1 million, to be paid to common shareholders of record on January 22, 2009, with respect to our results for the quarter ended December 31, 2008. This distribution was paid on February 13, 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW
(Dollars in thousands)

(As of December 31, 2008)	# of Properties	# of Units/Beds	Investment: Carrying Value(1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities(2)	42	11,465	$1,094,131	39.0%	$107,467	38.4%
Assisted living facilities	121	8,531	905,905	32.3%	84,943	30.3%
Skilled nursing facilities	58	5,844	229,126	8.2%	19,874	7.1%
Rehabilitation hospitals	2	364	54,714	1.9%	11,143	4.0%
Wellness centers(3)	10	—	180,017	6.4%	16,097	5.8%
MOBs(4)	38	—	343,363	12.2%	40,419	14.4%

Total	271	26,204	$2,807,256	100.0%	$279,943	100.0%

Tenant/Operator
Five Star (Lease No. 1)(5)	100	8,600	$711,557	25.3%	$63,197	22.6%
Five Star (Lease No. 2)(5)	32	7,639	759,412	27.1%	81,489	29.1%
Five Star (Lease No. 3)(5)	44	3,251	310,918	11.1%	23,727	8.5%
Five Star (Lease No. 4)(6)	7	614	66,608	2.4%	7,596	2.7%
Sunrise/Marriott(7)	14	4,091	325,165	11.6%	32,547	11.6%
Brookdale	18	894	61,122	2.2%	8,000	2.9%
6 private companies (combined)	8	1,115	49,094	1.6%	6,872	2.5%
Starmark(3)	6	—	80,008	2.9%	6,519	2.3%
Life Time Fitness(3)	4	—	100,009	3.6%	9,577	3.4%
Multi-tenant MOBs(4)	38	—	343,363	12.2%	40,419	14.4%

Total	271	26,204	$2,807,256	100.0%	$279,943	100.0%

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
Tenant Operating Statistics(8)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1)(5) (9)	1.29x	1.32x	89%	90%	65%	64%	22%	23%	13%	13%
Five Star (Lease No. 2)(5)	1.48x	1.52x	88%	90%	69%	69%	3%	4%	28%	27%
Five Star (Lease No. 3)(5) (9)	1.56x	2.96x	85%	87%	42%	24%	40%	52%	18%	24%
Five Star (Lease No. 4)(6)	1.20x	1.42x	86%	88%	99%	100%	1%	—	—	—
Sunrise/Marriott(7)	1.52x	1.26x	91%	89%	80%	79%	3%	3%	17%	18%
Brookdale	2.14x	2.12x	92%	88%	99%	98%	1%	2%	—	—
6 private companies (combined)	1.95x	1.86x	84%	88%	27%	25%	51%	52%	22%	23%
Starmark(3)	2.03x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Life Time Fitness(3)	2.57x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Multi-tenant MOBs(4)	NA	NA	99%	NA	NA	NA	NA	NA	NA	NA

(1)
Amounts are before depreciation, but after impairment write downs, if any.

(2)
Properties where the majority of units are independent living apartments are classified as independent living communities.

(3)
In August 2008, we acquired four wellness centers that are leased to a subsidiary of Life Time Fitness. These wellness centers have 458,000 square feet of floor space. In October and November 2007, we acquired six wellness centers that are leased to subsidiaries of Starmark. These wellness centers have 354,000 square feet of floor space.

(4)
From June 2008 through December 2008, we acquired a total of 38 MOBs. These MOBs have a total of approximately 1.6 million square feet.

(5)
In June 2008, we realigned three of our leases with Five Star. The rent payable by Five Star to us was unchanged as a result of this lease realignment. The increased rent payable, if and as we purchase improvements to the leased properties, will be the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points but not to exceed 11.5%.

(6)
In July 2008, we sold three assisted living properties with 259 living units that were formerly operated by NewSeasons to Five Star for $21.4 million. Five Star also assumed the NewSeasons and IBC lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The data provided above represents the seven properties we continue to own.

(7)
Marriott guarantees the lease for the 14 properties leased to Sunrise.

(8)
All tenant operating data presented are based upon the operating results provided by our tenants for the nine months ended September 30, 2008 and 2007, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, divided by rent payable to us. We have not independently verified our tenants' operating data.

(9)
Excludes data for periods prior to our ownership of some of these properties.

RESULTS OF OPERATIONS

        The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$233,210	$185,952	$47,258	25.4%
Interest and other income	2,327	2,070	257	12.4%
Property operating expenses	2,792	—	2,792	100.0%
Interest expense	40,154	37,755	2,399	6.4%
Depreciation expense	60,831	47,384	13,447	28.4%
General and administrative expense	17,136	14,154	2,982	21.1%
Loss on early extinguishment of debt	—	2,026	(2,026)	(100.0)%
Impairment of assets	8,379	1,400	6,979	498.5%
Income before gain on sale of properties	106,245	85,303	20,942	24.6%
Gain on sale of properties	266	—	266	100.0%
Net income	$106,511	$85,303	$21,208	24.9%
Weighted average shares outstanding	105,153	83,168	21,985	26.4%
Per share amounts:
Income before gain on sale of properties	$1.01	$1.03	$(0.02)	(1.9)%
Gain on sale of properties	—	—	—	—
Net income	$1.01	$1.03	$(0.02)	(1.9)%

        Rental income increased in 2008 because of rents from our real estate acquisitions during 2008, including $12.3 million of rental income due to our acquisition of 38 MOBs from June 2008 through December 2008, and the full year impact of rents from our acquisitions in 2007. These increases were offset by rent reductions resulting from the sale of three properties during the third quarter of 2008. Interest and other income increased as a result of higher levels of investable cash in money market funds.

        Property operating expenses is the result of our acquisition of 38 MOBs from June 2008 through December 2008 and mainly includes expenses related to real estate taxes, utilities, management fees paid to RMR and cleaning costs.

        Interest expense increased because of greater amounts outstanding under our revolving credit facility, offset by lower interest rates under our revolving credit facility. This increase was also due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions and $14.9 million of debt assumed as part of our fourth quarter 2007 wellness centers acquisition, offset by our prepayment of a mortgage of $12.6 million on April 1, 2008. Our weighted average balance outstanding and interest rate under our revolving facility was $70.2 million and 4.7% and $20.4 million and 5.7% for the years ended December 31, 2008 and 2007, respectively.

        Depreciation expense increased because of real estate acquisitions since January 1, 2007, including $3.3 million of depreciation expense due to our acquisition of 38 MOBs from June 2008 through December 2008. These increases were offset by depreciation eliminated by the sale of three properties during the third quarter of 2008. General and administrative expenses increased in 2008 due principally to our acquisitions since January 1, 2007, and higher stock grants, accounting fees and legal fees, offset by a decrease in state taxes.

        We recognized a loss on early extinguishment of debt of $2.0 million in connection with our redemption of a portion of our 8 5/8% senior notes in January 2007. Also, during 2008 and 2007, we recognized an impairment of assets charge of $8.4 million related to four properties, including two properties that we have classified as held for sale, and $1.4 million related to one property that we have classified as held for sale, respectively.

        In July 2008, we sold three assisted living facilities for net proceeds of $21.4 million. Our carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

        Income before gain on sale of properties and net income increased because of the changes in revenues and expenses described above. Income before gain on sale of properties per share and net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and December 2007 and in February and June 2008.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	Change	% Change
	(in thousands, except per share amounts)
Rental income	$185,952	$178,372	$7,580	4.2%
Interest and other income	2,070	1,434	636	44.4%
Interest expense	37,755	47,020	(9,265)	(19.7)%
Depreciation expense	47,384	44,073	3,311	7.5%
General and administrative expense	14,154	14,645	(491)	(3.4)%
Loss on early extinguishment of debt	2,026	6,526	(4,500)	(69.0)%
Impairment of assets	1,400	1,420	(20)	(1.4)%
Income before loss on sale of properties	85,303	66,122	19,181	29.0%
Loss on sale of properties	—	(21)	(21)	(100.0)%
Net income	$85,303	$66,101	$19,202	29.0%
Weighted average shares outstanding	83,168	72,529	10,639	14.7%
Per share amounts:
Income before loss on sale of properties	$1.03	$0.91	$0.12	13.2%
Loss on sale of properties	—	—	—	—%
Net income	$1.03	$0.91	$0.12	13.2%

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

        Interest expense decreased because of lower interest rates and lesser amounts outstanding under our revolving credit facility. Our weighted average balance outstanding and interest rate under our revolving facility was $20.4 million and 5.7% and $135.9 million and 6.2% for the years ended December 31, 2007 and 2006, respectively. We assumed $14.9 and $12.8 million of mortgage debt at 6.91% and 7.15% in connection with acquisitions during the years ended December 31, 2007 and 2006, respectively. The decrease in interest expense is also due to a decrease in interest on our senior notes and junior subordinated debentures as a result of our purchase and retirement of $20.0 million of our senior notes in January 2007 and repayment of $52.5 million of our senior notes in January 2006 and all $28.2 million of our junior subordinated debentures in June 2006.

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

        We recognized a loss on early extinguishment of debt of $2.0 million in connection with our redemption of a portion of our 8 5/8% senior notes in January 2007 and $6.5 million in connection with our redemption of a portion of our 7 7/8% unsecured senior notes in January 2006 and our redemption of all $28.2 million of our 10.125% junior subordinated debentures in June 2006. Also, during 2007 and 2006, we recognized an impairment of assets charge of $1.4 million in both periods related to one property that we have classified as held for sale and three properties that were sold during 2006, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal source of funds to meet operating expenses and pay planned distributions on our shares is rental income from our properties. This flow of funds has historically been sufficient to pay operating expenses and debt service relating to our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and planned distributions on our shares for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain the occupancy of and the current rent rates at our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce positive cash flows from operations.

Our Operating Liquidity and Resources

        Rents from our properties are our principal sources of funds for current expenses, debt service and distributions to shareholders. We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders. During 2008, we generated $184.5 million of cash from operations and at December 31, 2008, we had $6.0 million of cash and cash equivalents. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and expected distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. The facility matures in December 2010, with an extension option to December 2011 upon payment of an extension fee. The revolving credit facility permits us to borrow up to $550.0 million. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. At December 31, 2008, the weighted average interest rate payable on our revolving credit facility was 2.2%. As of December 31, 2008, we had $257.0 million outstanding under this credit facility and as of February 27, 2009, we had $190.0 million outstanding under this credit facility.

        In February 2008, we issued 6.2 million common shares in a public offering, raising net proceeds of $129.4 million. In June 2008, we issued 19.6 million common shares in a public offering, raising net proceeds of $393.5 million. In February 2009, we issued 5.9 million common shares in a public offering, raising net proceeds of approximately $96.8 million. We used the net proceeds from these offerings, to repay borrowings outstanding on our revolving credit facility, to fund the acquisitions described below and for general business purposes.

        During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 living units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to what we now refer to as Five Star lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

        In April 2008, we paid in full a mortgage loan on one of our properties for $12.6 million. We used cash on hand and borrowings under our revolving credit facility to fund this payment.

        In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT for an aggregate purchase price of approximately $565.0 million. As of December 31, 2008, these 48 buildings that we agreed to acquire were 98% leased to approximately 220 tenants for an average lease term of 8.2 years. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for approximately $346.8 million, excluding closing costs. In January 2009 we acquired one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 acquisitions to occur in 2010. We and HRPT may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being purchased; in the event HRPT obtains the third party consent we may nonetheless purchase that building. We funded these acquisitions using cash on hand, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018. Our obligations to complete our outstanding purchases from HRPT are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner. In addition, we also acquired rights of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which HRPT will continue to own after these transactions. HRPT was formerly our parent company, and both we and HRPT are managed by RMR. Because we and HRPT are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRPT's boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.

        In June 2008, we realigned three of our leases with Five Star. Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008, 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below. This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, is the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points, but may not exceed 11.5%.

        Five Star was formerly our subsidiary. In addition to being our manager, RMR also provides management services to Five Star. Because of these and other relationships between us and Five Star, all transactions between us and Five Star are approved by our Independent Trustees and Five Star's independent directors.

        In July 2008, we sold three assisted living properties with 259 living units, which were formerly operated by NewSeasons, to Five Star for $21.4 million. Five Star also assumed the NewSeasons and IBC lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

        In August 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs. We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand.

        In August 2008, we acquired four wellness centers for approximately $100.0 million, excluding closing costs, from Life Time Fitness. We leased these wellness centers to a subsidiary of Life Time Fitness for initial rent of $9.1 million, plus rent increases of 10% every five years. This lease has a current term expiring in 2028, plus renewal options. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In September 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs. We leased these properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and a weighted average maturity in 2017.

        In September 2008, we acquired, from an unaffiliated party, one medical office building for approximately $18.6 million, excluding closing costs. This building is currently 100% leased to 12 tenants for an average lease term of 6.3 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In September 2008, we entered into a purchase and sale agreement to sell one of our properties, classified as held for sale, to an unaffiliated party for approximately $1.2 million. The sale of this property is subject to customary contingencies. We can provide no assurance that we will sell this property.

        In November 2008, we acquired, from an unaffiliated party, a senior living property with a total of 252 units for approximately $29.0 million. We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million. Percentage rent, based on increases in gross revenues at this property, will commence in 2010. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        During 2008, we purchased $69.4 million of improvements made to our properties that are leased to Five Star. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

        At December 31, 2008, we had $6.0 million of cash and cash equivalents and $293.0 million available under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

        Recent capital markets conditions have been challenging. The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile. While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable. If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, the market price of our capital stock, the performance of our tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, and the perception of our potential future earnings and cash distributions. Impacts such as these might impair our ability to make future acquisitions and make our current growth plans unachievable. Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increases in the interest costs under our floating rate debts and our fixed rate debts when we refinance or when we incur new debt. These interest cost increases could have material and adverse impact on our results of operations and financial conditions.

        On January 7, 2009, we declared a distribution of $0.35 per common share. This distribution was paid to shareholders on February 13, 2009, using cash on hand and borrowings under our revolving credit facility.

        We are currently negotiating terms of a mortgage financing that may be sold to Fannie Mae in an amount of approximately $500.0 million. We may determine not to continue to pursue this financing or to pursue other financings, in this amount or in materially higher or lower amounts, and in any event there can be no assurance that this financing will occur, particularly in view of current conditions in the debt capital markets.

        As of December 31, 2008, our contractual payment obligations were as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$715,686	$2,534	$262,593	$287,122	$163,437
Capital lease obligations	15,230	316	703	897	13,314
Ground lease obligations	2,940	154	308	342	2,136
Acquisitions(2)	215,242	19,906	195,336	—	—

Total	$949,098	$22,910	$458,940	$288,361	$178,887

(1)
At December 31, 2008, our term debt maturities were as follows: $257.0 million in 2010; $258.9 million in 2012; $31.2 million in 2013; $97.5 million in 2015; $50.2 million in 2017; $6.2 million in 2022; and $14.7 million in 2027.

(2)
During 2008, we agreed to purchase 48 MOBs from HRPT for $565.0 million. At December 31, 2008, there were 10 pending MOB acquisitions under agreement to purchase, one of which closed in 2009, with the remainder scheduled to close in 2010, for a total of $215.2 million.

        As of February 27, 2009, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. We have no off balance sheet arrangements.

Debt Covenants

        Our principal debt obligations at December 31, 2008, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes, $136.2 million of mortgage debt and bonds secured by 33 of our properties. Our senior notes are governed by an indenture. This indenture and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2008, we believe we were in compliance with all of the covenants under our indentures and related supplements and our revolving credit facility.

        None of our indentures and related supplements, our revolving credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable.

        Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more. Similarly, our revolving credit facility contains a cross-default provision to any other debts of $25.0 million or more that are not non-recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.

Related Person Transactions

        In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT for an aggregate purchase price of approximately $565.0 million. As of December 31, 2008, these 48 buildings that we agreed to acquire were 98% leased to approximately 220 tenants for an average lease term of 8.2 years. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for approximately $346.8 million, excluding closing costs. In January 2009 we acquired one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 acquisitions to occur in 2010. We and HRPT may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being purchased; in the event HRPT obtains the third party consent we may nonetheless purchase that building. Our obligations to complete our outstanding purchases from HRPT are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner. HRPT was formerly our parent company; both we and HRPT are managed by RMR; Barry Portnoy and Adam Portnoy are managing trustees of both us and HRPT; and Frederick Zeytoonjian is an independent trustee of both us and HRPT.

        HRPT was formerly our parent. We were spun off to HRPT's shareholders in 1999 and, at the time of this spin off, we and HRPT entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs. Concurrently with the execution and delivery of the purchase agreements described above, we and HRPT entered into an amendment to that transaction agreement, or the first amendment agreement, to permit us, rather than HRPT, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. The first amendment agreement is subject, in the case of mixed use buildings, to HRPT's retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) HRPT owns which are leased to tenants in medical related businesses in the event HRPT determines to sell such properties or in the event of an indirect sale as a result of HRPT's change of control or a change of control of HRPT's subsidiary which owns such properties.

        The terms of our agreements entered in 2008 with HRPT were negotiated and approved by special committees of our and HRPT's boards composed of independent trustees of each company who are not independent trustees of both. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and HRPT, please read these agreements, copies of which are filed as exhibits to our Current Report on Form 8-K dated May 9, 2008.

        Five Star is our largest tenant. Five Star is our former subsidiary. In addition to being our manager, RMR also provides management services to Five Star. One of our trustees, Mr. Barry Portnoy, is currently a managing director of Five Star. Because of these and other relationships we and Five Star may be considered related persons. As of December 31, 2008, we leased 181 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $176.0 million. Since January 1, 2008, we have had several transactions with Five Star. Because of the relationships between us and Five Star all of our transactions with Five Star are separately approved by our Independent Trustees and Five Star's independent directors.

        During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 living units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to what we now refer to as Five Star lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

        In June 2008, we realigned three of our leases with Five Star. Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008, 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below. This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, is the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points, but may not exceed 11.5%.

        In July 2008, we sold three assisted living properties with 259 living units, which were formerly operated by NewSeasons, to Five Star for $21.4 million. Five Star also assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

        In August 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs. We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand.

        In September 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs. We leased these properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and a weighted average maturity in 2017.

        In November 2008, we acquired, from an unaffiliated party, a senior living property with a total of 252 units for approximately $29.0 million. We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million. Percentage rent, based on increases in gross revenues at this property, will commence in 2010. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        During 2008, pursuant to the terms of our leases with Five Star, we purchased approximately $69.4 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $5.8 million.

        RMR provides management services to us and also provides management services to other public and private companies, including HRPT, HPT, Five Star and TravelCenters. Our bylaws require that a certain number of our trustees be "Managing Trustees," meaning a trustee who has been an employee, officer or director of RMR or involved in our day to day activities for at least one year prior to his or her election.

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to a percentage of our average real estate investments, as defined. The percentage applied to our existing investments at the time we were spun off from HRPT is 0.5%. The annual percentage for the first $250.0 million of investments made after our spin off from HRPT is 0.7% and the percentage for investments above that amount is 0.5%. In addition, RMR receives an incentive fee based upon increases in our funds from operations per share, as defined in the business management agreement. The incentive fee is paid in common shares. Our property management agreement with RMR provides for management fees on our MOB portfolio equal to 3.0% of gross rents and construction management fees on our MOB portfolio equal to 5.0% of certain construction costs. Renewals or extensions of our management agreements are subject to the annual approval of our Independent Trustees. Under our business management agreement, RMR has agreed not to provide business management services to any other REIT which is principally engaged in the business of senior apartments, congregate communities, assisted living or nursing home properties, without the consent of a majority of our Independent Trustees. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders. Aggregate fees to RMR during 2008 were $13.4 million, including $804,000 as an incentive fee which will be paid in our common shares in April 2009. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs of providing that function was $213,000 in 2008. Messrs. Barry Portnoy and his son, Adam Portnoy, beneficially own RMR and are our managing trustees. Adam Portnoy, is the President, Chief Executive Officer and a director of RMR. All transactions between us and RMR are approved by our compensation committee which is composed of Independent Trustees. For more information about the terms of our business management agreement and property management agreement with RMR, please read these agreements, copies of which were filed as an exhibit to our Annual Report on Form 10-K/A for the year ended December 31, 2005, and to our Current Report on Form 8-K dated June 12, 2008, respectively.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25,000 to date in the insurance company and are committed to invest another $4.975 million, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business. See "Item 9B. Other Information" of this Annual Report on Form 10-K for additional information regarding this insurance company and our participation in that insurance company.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our governance guidelines address review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related party transactions. Persons subject to our Code of Conduct and governance guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct and governance guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of our entire board of trustees and the affirmative vote of a majority of our Independent Trustees. Pursuant to our governance guidelines, in determining whether to approve or ratify a transaction, our board of trustees, disinterested trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of the our declaration of trust, and shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  We are in the process of forming and licensing an insurance company for which all of our trustees will serve as directors. Any material transaction between us and such insurance company shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire board of trustees and the affirmative vote of a majority of our Independent Trustees.

        The following is a summary of provisions of our declaration of trust, affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read the entire declaration of trust, which has been filed as an exhibit to our Current Report on Form 8-K, dated June 3, 2008. Under our declaration of trust:

  •
  Each of our trustees, officers, employees and agents may, in his or her personal capacity or otherwise, have business interests and engage in business activities similar to or in addition to those relating to us, which interests and activities may be similar to and competitive with ours and may include the acquisition, syndication, holding, management, development, operation or disposition, for his own account, or for the account of others, of interests in mortgages, interests in real property, or interests in persons engaged in the real estate business.

  •
  Each of our trustees, officers, employees and agents is free of any obligation to present to us any investment opportunity which comes to him or her in any capacity other than solely as our trustee, officer, employee or agent even if such opportunity is of a character which, if presented to us, could be taken by us.

  •
  Each of our trustees, officers, employees or agents may be interested as a trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any person who may be engaged to render advice or services to us, and may receive compensation from such person as well as compensation from us as a trustee, officer, employee or agent or otherwise.

  •
  None of the above mentioned activities will be deemed to conflict with an individual's duties and powers as our trustee, officer, employee or agent.

  •
  We may enter into any contract or transaction of any kind, whether or not any of our trustees, officers, employees or agents has a financial interest in such transaction, with any person,

    including any of our trustees, officers, employees or agents or any person affiliated with one of our trustees, officers, employees or agents or in which one of our trustees, officers, employees or agents has a material financial interest. To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entities in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

    •
    The fact of the common directorship, trusteeship or interest is disclosed or known to our board of trustees or a proper committee thereof, and our board of trustees or such committee authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum;

    •
    The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract or transaction is authorized, approved, or ratified by a majority of the votes cast by our shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested trustee, corporation, trust, firm or other entity; or

    •
    The contract or transaction is fair and reasonable to us.

  •
  The failure of a contract or other transaction between us and any of our trustees or between us and RMR or any other corporation, trust, firm, or other entity in which any of our trustees is a director or trustee or has a material financial interest to satisfy the criteria set forth above will not create any presumption that such contract or other transaction is void, voidable or otherwise invalid, and any such contract or other transaction shall be valid to the fullest extent permitted by Maryland law.

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

        Allocation of Purchase Price and Recognition of Depreciation and Amortization Expense.    We allocate the purchase prices of real estate acquired to land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management's estimates. In some circumstances management engages independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate purchase prices to land, building and improvements based on our determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of assets using methods which we believe are similar to those used by independent appraisers. We allocate purchase prices to above market and below market leases based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. These purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations) as an increase in rental income over the remaining initial terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Our purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

        Classification of Leases.    A majority of our real property investments are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenues. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties are operated. In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of some of our leases as other than operating leases or decrease the carrying values of some of our assets.

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants' operating income from our properties becomes insufficient to pay our rent. To mitigate the adverse impact of increased operating costs at our leased properties, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and the requirements of our borrowing arrangements.

Impact of Government Reimbursement

        Approximately 90% of our current annual rents at our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources. The remaining 10% of our rents at our senior living properties come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs. The operations of these senior living properties currently produce sufficient cash flow to support our rent. However, as discussed above in "Business—Government Regulation and Reimbursement", we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants' increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues. We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time. Our medical office building or biotechnology laboratory tenants who provide healthcare services are subject regulation by federal, state and local entities. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights, and physical plant requirements, among other matters. We do not currently expect the costs of complying with these regulations to have a material impact on our financial results.

Seasonality

        Nursing home and assisted living operations have historically reflected modest seasonality. During calendar fourth quarter holiday periods, residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent. Also, we do not expect these seasonal differences to have a material impact on our MOBs or wellness centers.

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

        At December 31, 2008, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages	50,156	6.54%	3,280	2017	Monthly
Mortgages	33,939	6.97%	2,366	2012	Monthly
Mortgage	15,031	6.91%	1,039	2013	Monthly
Mortgages	11,727	6.11%	717	2013	Monthly
Mortgage	4,457	6.50%	290	2013	Monthly
Mortgage	4,151	7.31%	303	2022	Monthly
Mortgage	2,025	7.85%	159	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually

	$458,686		$36,102

        No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.7 million. Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2008, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $13.8 million.

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

        Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010. At December 31, 2008, we had $257.0 million outstanding and $293.0 million available for borrowing under our revolving credit facility. At February 27, 2009, we had $190.0 million outstanding and $360.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the weighted average interest rate payable on our outstanding revolving indebtedness of $257.0 million for the year ended December 31, 2008, was 4.74% per annum. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2008 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2008	4.74%	$257,000	$12,182
10% reduction	4.27%	257,000	10,974
10% increase	5.22%	257,000	13,415

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2008 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2008	4.74%	$550,000	$26,070
10% reduction	4.27%	550,000	23,485
10% increase	5.22%	550,000	28,710

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information

Affiliates Insurance Company

        On February 27, 2009, we entered into a shareholders agreement, or the Shareholders Agreement, with Affiliates Insurance Company, a company being formed and licensed as an insurance company in the State of Indiana, or AIC, Five Star, TravelCenters, HRPT, HPT and RMR. With respect to AIC, we refer to ourselves, RMR, Five Star, TravelCenters, HRPT and HPT, collectively, as the Shareholders.

        Pursuant to the Shareholders Agreement, each of the Shareholders has purchased from AIC 100 shares of common stock, par value of $10.00 per share, of AIC, or the Shares, at a purchase price of $250.00 per Share and has committed to purchase from AIC an additional 19,900 Shares (such additional share purchase, we refer to as the "Second Subscription") within five business days of a request from AIC at the same purchase price per Share. The Shareholders comprise all the shareholders of AIC and each Shareholder currently owns approximately 16.67% of the outstanding Shares.

        AIC has been formed to provide insurance and risk management services to the Shareholders and their subsidiaries.

Board Representation

        The Shareholders Agreement provides that for so long as a Shareholder (other than RMR) owns not less than 10% of the issued and outstanding Shares, such Shareholder has the right to designate two directors for election to the board of directors of AIC and that so long as RMR owns not less than 10% of the issued and outstanding Shares, RMR has the right to designate three directors for election to the board of directors of AIC, including one director who is a resident of Indiana. The board of directors of AIC is currently composed of 13 directors.

Transfer Restrictions, Preemptive Rights and Call Options

        Subject to certain exceptions, the Shareholders Agreement prohibits the Shareholders from transferring Shares. Under the Shareholders Agreement, the Shareholders have rights to participate in future securities offerings by AIC in proportion to their Share ownership.

        In addition, under the Shareholders Agreement, if a Shareholder undergoes a change of control (as defined in the Shareholders Agreement), AIC will have, for a specified period of time, a right to repurchase the securities of AIC owned by that Shareholder. Any AIC securities not acquired by AIC may, for a specified period of time, be purchased by the Shareholders which did not undergo a change of control in proportion to their Share ownership.

Special Shareholder Approval Requirements

        The Shareholders Agreement prohibits AIC from taking certain actions unless Shareholders owning 75% of the Shares owned by all Shareholders approve of such action in advance. Those actions include:

  •
  any amendment to the articles of incorporation or bylaws of AIC;

  •
  any merger of AIC;

  •
  the sale of all or substantially all of AIC's assets;

  •
  any reorganization or recapitalization of AIC; or

  •
  any liquidation or dissolution of AIC.

Regulatory Matters

        The Shareholders Agreement requires AIC to comply in all material respects with applicable laws governing its business and operations. In addition, if by virtue of a Shareholder's ownership interest in AIC or actions taken by a Shareholder affecting AIC, the Shareholder triggers the application of any requirement or regulation on AIC or any subsidiary of AIC or any of their respective businesses, assets or operations, then the Shareholders Agreement generally requires that Shareholder to promptly take all actions necessary and fully cooperate with AIC to ensure that such requirements and regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of AIC or any subsidiary of AIC. Also, the Shareholders Agreement requires each Shareholder to use best efforts to cause its shareholders, directors (or analogous position), nominees for director (or analogous position), officers, employees and agents to comply with any applicable laws impacting AIC or any of its subsidiaries or their respective businesses, assets or operations.

Termination

        The Shareholders Agreement may be terminated at any time by Shareholders owning at least 75% of the issued and outstanding Shares owned by all Shareholders or upon the dissolution of AIC.

        The foregoing description of the Shareholders Agreement is not complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached as Exhibit 10.71 to this Annual Report on Form 10-K. The Shareholders Agreement is incorporated herein by reference in its entirety.

        In furtherance of AIC's business and operations, AIC also intends to enter a management and administrative services agreement with RMR pursuant to which RMR will provide AIC certain management and administrative services and, as soon as practicable following the receipt by AIC of the amounts for the Second Subscription from the Shareholders, an investment advisory agreement with Advisors, pursuant to which Advisors will act as AIC's investment adviser. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors.

Information Regarding Certain Relationships and Related Transactions

        We became a publicly owned company as a result of a spin off from HRPT in 1999 and we continue to have relationships with HRPT, including the series of agreements to acquire 48 MOBs from HRPT discussed elsewhere in this Annual Report on Form 10-K. Five Star is our largest tenant and our former subsidiary. RMR provides management services to us. Please see elsewhere in this Annual Report on Form 10-K for a further description of our relationships with HRPT and RMR and our definitive proxy statement for the 2008 annual meeting of shareholders, which has been filed with the SEC, and our definitive Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year. In addition, RMR also provides management services to Five Star, HPT, HRPT and TravelCenters and we understand that those entities also have certain relationships with each other, such as lease arrangements for properties. We understand that further information regarding those relationships is provided in the applicable Shareholders' periodic reports filed with the SEC. In addition, our Independent Trustees also serve as directors or trustees of certain of the other Shareholders and directors and trustees of certain of the Shareholders other than the Company serve as directors or trustees of other Shareholders. Mr. Barry Portnoy serves as a managing director or trustee of each of the Shareholders and Mr. Adam Portnoy serves as a managing trustee of HRPT and HPT.

Amendment to our Bylaws

        On February 24, 2009, our board of trustees adopted an amendment to our bylaws, effective that same day. The amendment revised the advance notice procedures under our bylaws to require that a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting on the election or the proposal of other business, as the case may be, for at least one year from the date the shareholder gives its advance notice and continuously hold those shares through and including the time of the meeting. The amendment provides that this requirement will not apply until April 1, 2010 with respect to a shareholder who continuously holds from and after April 1, 2009 shares entitled to vote at the meeting on such election or proposal of other business, as the case may be. For purposes of determining compliance with the $2,000 market value requirement, the amendment provides that the market value of our shares held by the applicable shareholder shall be determined by multiplying the number of shares such shareholder held continuously for that one year period by the highest selling price of our shares as reported on the principal national securities exchange on which our shares are listed for trading during the 60 calendar days before the date the shareholder's notice was submitted. The amendment also revised the advance notice procedures under our bylaws to require a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders to hold a certificate for all our shares owned by such shareholder during all times described with regard to a shareholder's qualifications for validly submitting a notice to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders, including the time periods referred to above. The amendment also included certain other conforming changes.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under either our 1999 Incentive Share Award Plan, or 1999 Plan, or our 2003 Incentive Share Award Plan, or 2003 Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 2,000 shares per year each as part of his annual compensation for serving as a trustee and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans and excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders—1999 Plan	None.	None.	2,645,815	(1)
Equity compensation plans not approved by security holders—2003 Plan	None.	None.	2,645,815	(1)
Total	None.	None.	2,645,815	(1)

(1)
Pursuant to the terms of the Award Plans, in no event shall the aggregate number of shares issued under both plans exceed 2,921,920. Since the Award Plans were established, 276,105 share awards have been granted.

        Payments by us to RMR are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 3, 2008.)
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

Exhibit Number	Description
3.5	Composite Copy of Amended and Restated Bylaws, dated February 24, 2009. (Filed herewith.)
3.6	Composite Copy of Amended and Restated Bylaws, dated February 24, 2009. (marked) (Filed herewith.)
4.1	Form of common share certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2
Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)
4.3
Supplemental Indenture No. 1, dated as of December 20, 2001, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.4
Supplemental Indenture No. 2, dated as of December 28, 2001, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.5
Supplemental Indenture No. 3, dated as of April 21, 2003, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.6	Rights Agreement, dated as of March 10, 2004, by and between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.7
Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Advisory Agreement, dated as of January 1, 2006, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.)
10.2
First Amendment to Amended and Restated Advisory Agreement, dated as of June 11, 2008, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 12, 2008.)
10.3	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)
10.4	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.5	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6	Form of Restricted Share Agreement. (+) (Filed herewith.)
10.7	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)

Exhibit Number	Description
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 2, 2008.)
10.9
Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K dated October 12, 1999 by HRPT Properties Trust.)
10.10
First Amendment to Transaction Agreement, dated as of May 5, 2008, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
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

Exhibit Number	Description
10.22	Transaction Agreement, dated December 7, 2001, by and among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2001.)
10.23
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.24
Amended and Restated Guaranty Agreement, dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K filed July 7, 2008.)
10.25
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.26
Amended and Restated Guaranty Agreement, dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.27
Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2008.)
10.28
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of August 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.29
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of September 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
10.30
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 3), dated as of November 1, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

Exhibit Number	Description
10.31	Amended and Restated Guaranty Agreement, dated as of June 30, 2008, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 3), dated as of June 30, 2008, by and among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K filed July 7, 2008.)
10.32
Amended and Restated Credit Agreement, dated as of July 29, 2005, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, the Sole Arranger, the Sole Book Manager, the Syndication Agents and the Documentation Agents signatory thereto, and each of the financial institutions initially a signatory thereto as a Lender. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 2005.)
10.33
First Amendment to Amended and Restated Credit Agreement, dated as of November 15, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 17, 2006.)
10.34
Master Management Agreement, dated as of June 11, 2008, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 12, 2008.)
10.35
Purchase and Sale Agreement, dated as of May 5, 2008, among HRPT Properties Trust, Hub Properties Trust and MOB Realty Trust, as Sellers, and the Company, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.36
First Amendment to Purchase and Sale Agreement, dated as of August 7, 2008, among HRPT Properties Trust, Hub Properties Trust and MOB Realty Trust, as Sellers, and the Company, as Purchaser (with respect to 21 properties located in Massachusetts, Pennsylvania, and New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
10.37
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.38
First Amendment to Purchase and Sale Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.39
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.40	First Amendment to Purchase and Sale Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.41
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Halifax Building, 6161 Kempsville Circle, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.42
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Fair Oaks, 4001 Fair Ridge Drive, Fairfax, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.43
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 2141 K Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.44
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 6818 Austin Center Blvd., Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.45
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.46
First Amendment Purchase and Sale Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.47
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.48
First Amendment to Purchase and Sale Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.49
Purchase and Sale Agreement, dated as of May 5, 2008, between HRPT Properties Trust, as Seller, and the Company, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.50	First Amendment to Purchase and Sale Agreement, dated as of January 26, 2009, between HRPT Properties Trust, as Seller, and the Company, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
10.51
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.52
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4770 Regent Boulevard, Irving, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.53
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub RI Properties Trust, as Seller, and the Company, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.54
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub RI Properties Trust, as Seller, and the Company, as Purchaser (with respect to 701 George Washington Highway, Lincoln, Rhode Island). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.55
Purchase and Sale Agreement, dated as of May 5, 2008, between 4 Maguire Road Realty Trust, as Seller, and the Company, as Purchaser (with respect to 4 Maguire Road, Lexington, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.56
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4000 Old Court Road, Pikesville, Maryland). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.57
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1825, 1911 and 1925 N. Mills Avenue, Orlando, Florida). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.58
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.59
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.60
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.61	First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.62
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.63
First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.64
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.65
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.66
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.67
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.68
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.69
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.70
Right of First Refusal Agreement, dated as of May 5, 2008, between HRPT Properties Trust, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.71	Shareholders Agreement, dated February 27, 2009, by and among Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company. (Filed herewith.)
12.1	Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	List of Subsidiaries. (Filed herewith.)
23.1	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
23.2	Consent of Ernst and Young LLP. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Lease Agreement, dated as of November 19, 2004, by and among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant (with respect to 16 properties subject to GMAC financing). (Filed herewith.)
99.2
Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. for the benefit of the Company and certain subsidiaries of the Company (with respect to the Lease Agreement for 16 properties subject to GMAC financing). (Filed herewith.)
99.3
Lease Agreement, dated as of November 19, 2004, by and among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant (with respect to 4 properties subject to GMAC financing). (Filed herewith.)
99.4
Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. for the benefit of the Company and certain subsidiaries of the Company (with respect to the Lease Agreement for 4 properties subject to GMAC financing). (Filed herewith.)
99.5
Amended and Restated Master Lease Agreement (Lease No. 4), dated as of July 1, 2008, by and between SNH NS Properties Trust, as Landlord, and Five Star Quality Care—NS Tenant, LLC, as Tenant. (Filed herewith.)
99.6	Amended and Restated Guaranty Agreement, dated as of July 1, 2008, made by Five Star Quality Care, Inc. for the benefit of SNH NS Properties Trust. (Filed herewith.)
99.7	Master Lease Agreement, dated as of September 1, 2008, by and among certain subsidiaries of the Company, as Landlord, as Five Star Quality Care-RMI, LLC, as Tenant. (Filed herewith.)
99.8	Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of Five Star Quality Care-RMI, LLC. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Senior Housing Properties Trust and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2009

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2008	2007
ASSETS
Real estate properties, at cost:
Land	$319,591	$217,236
Buildings and improvements	2,487,665	1,723,111

	2,807,256	1,940,347
Less accumulated depreciation	381,339	323,891

	2,425,917	1,616,456
Cash and cash equivalents	5,990	43,521
Restricted cash	4,344	3,642
Investments in available for sale securities	3,424	8,020
Deferred financing fees, net	5,068	5,974
Due from affiliate	15,042	11,388
Acquired real estate leases, net	30,546	2,387
Other assets	6,543	10,506

Total assets	$2,496,874	$1,701,894

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$257,000	$—
Senior unsecured notes due 2012 and 2015, net of discount	322,017	321,873
Secured debt and capital leases	151,416	104,979
Accrued interest	11,121	10,849
Due to affiliate	2,287	1,496
Acquired real estate lease obligations, net	7,974	4,216
Other liabilities	13,701	9,071

Total liabilities	765,516	452,484

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 114,542,584 and 88,691,892 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,145	887
Additional paid-in capital	2,000,865	1,476,675
Cumulative net income	530,318	423,807
Cumulative distributions	(797,639)	(653,225)
Unrealized (loss) gain on investments	(3,331)	1,266

Total shareholders' equity	1,731,358	1,249,410

Total liabilities and shareholders' equity	$2,496,874	$1,701,894

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$233,210	$185,952	$178,372
Interest and other income	2,327	2,070	1,434

Total revenues	235,537	188,022	179,806

Expenses:
Property operating expenses	2,792	—	—
Interest	40,154	37,755	47,020
Depreciation	60,831	47,384	44,073
General and administrative	17,136	14,154	14,645
Loss on early extinguishment of debt	—	2,026	6,526
Impairment of assets	8,379	1,400	1,420

Total expenses	129,292	102,719	113,684

Income before gain (loss) on sale of properties	106,245	85,303	66,122
Gain (loss) on sale of properties	266	—	(21)

Net income	$106,511	$85,303	$66,101

Weighted average shares outstanding	105,153	83,168	72,529

Basic and diluted earnings per share:
Income before gain (loss) on sale of properties	$1.01	$1.03	$0.91

Gain (loss) on sale of properties	—	—	—

Net income	$1.01	$1.03	$0.91

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2005:	71,812,227	$718	$1,093,480	$272,403	$(447,289)	$3,872	$923,184
Comprehensive income	—	—	—	66,101	—	2,114	68,215
Distributions	—	—	—	—	(93,374)	—	(93,374)
Issuance of shares	5,750,000	58	120,723	—	—	—	120,781
Share grants	50,900	—	660	—	—	—	660

Balance at December 31, 2006:	77,613,127	776	1,214,863	338,504	(540,663)	5,986	1,019,466
Comprehensive income	—	—	—	85,303	—	(4,720)	80,583
Distributions	—	—	—	—	(112,562)	—	(112,562)
Issuance of shares	11,000,000	111	260,336	—	—	—	260,447
Share grants	78,765	—	1,476	—	—	—	1,476

Balance at December 31, 2007:	88,691,892	887	1,476,675	423,807	(653,225)	1,266	1,249,410
Comprehensive income	—	—	—	106,511	—	(4,597)	101,914
Distributions	—	—	—	—	(144,414)	—	(144,414)
Issuance of shares	25,759,357	258	522,649	—	—	—	522,907
Share grants	91,335	—	1,541	—	—	—	1,541

Balance at December 31, 2008:	114,542,584	$1,145	$2,000,865	$530,318	$(797,639)	$(3,331)	$1,731,358

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,511	$85,303	$66,101
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	60,831	47,384	44,073
Amortization of deferred financing fees and debt discounts	2,117	2,124	1,852
Amortization of acquired real estate leases	60	(16)	—
Impairment of assets	8,379	1,400	1,420
Loss on early extinguishment of debt	—	2,026	6,526
(Gain) loss on sale of properties	(266)	—	21
Changes in assets and liabilities:
Restricted cash	(702)	(1,207)	94
Purchases of trading securities	—	10,153	—
Sales of trading securities	—	(10,153)	—
Other assets	295	(3,177)	(3,486)
Accrued interest	272	(845)	(1,395)
Other liabilities	6,963	2,906	1,263

Cash provided by operating activities	184,460	135,898	116,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(862,908)	(110,238)	(120,347)
Proceeds from sale of real estate	21,336	—	6,879

Cash used for investing activities	(841,572)	(110,238)	(113,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	522,907	260,447	120,781
Proceeds from borrowings on revolving credit facility	510,000	87,000	213,000
Repayments of borrowings on revolving credit facility	(253,000)	(199,000)	(165,000)
Redemption of senior notes	—	(21,750)	(56,634)
Repayment of junior subordinated debentures	—	—	(28,241)
Repayment of other debt	(14,845)	(1,738)	(1,489)
Deferred financing fees	(1,067)	—	(1,222)
Distributions to shareholders	(144,414)	(112,562)	(93,374)

Cash provided by (used for) financing activities	619,581	12,397	(12,179)

(Decrease) increase in cash and cash equivalents	(37,531)	38,057	(9,178)
Cash and cash equivalents at beginning of year	43,521	5,464	14,642

Cash and cash equivalents at end of year	$5,990	$43,521	$5,464

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$37,766	$36,476	$46,488
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	(61,282)	(14,875)	(12,785)
Increase in capital lease assets	—	—	(9,975)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	61,282	14,875	12,785
Increase in capital lease obligations	—	—	9,975
Issuance of common shares pursuant to our incentive share award plans	1,541	1,476	660

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

We are a Maryland real estate investment trust, or REIT. At December 31, 2008, we owned 271 properties located in 34 states and Washington, D.C.

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

We allocate the purchase prices of real estate acquired to land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on management's estimates. In some circumstances management engages independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

We allocate purchase prices to land, building and improvements based on our determination of the relative fair values of these assets assuming the property is vacant. We determine the fair value of assets using methods which we believe are similar to those used by independent appraisers. We allocate purchase prices to above market and below market leases based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. These purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value because such value and related amortization expense is immaterial for acquisitions reflected in our financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If the value of tenant relationships is material in the future, those amounts will be separately allocated and amortized over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in a $60,000 reduction in rental income and a $16,000 increase in rental income during the years ended December 31, 2008 and 2007, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $998,000 and $15,000 during the years ended December 31, 2008 and 2007, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

We recorded intangible lease assets of $29.8 million and $2.4 million and intangible lease liabilities of $4.3 million and $4.3 million for properties acquired in 2008 and 2007, respectively. Accumulated amortization of capitalized above and below market lease values was $29,000 and $16,000 at December 31, 2008 and 2007, respectively. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $1.0 million and $15,000 at December 31, 2008 and 2007, respectively. We expect to recognize future amortization of these intangible lease assets and liabilities in the amounts of approximately $3.5 million in 2009, $3.3 million in 2010, $2.9 million in 2011, $2.7 million in 2012, $2.3 million in 2013 and $7.9 million thereafter.

CASH AND CASH EQUIVALENTS. We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.

RESTRICTED CASH. Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at 32 of our mortgaged properties.

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES. We own 1,000,000 common shares, or 0.44% at December 31, 2008, of HRPT Properties Trust, or HRPT. We also own 35,000 common shares, or 0.11% at December 31, 2008, of Five Star Quality Care, Inc., or Five Star, which we retained or received when we spun off Five Star in 2001. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized loss on investments shown on the consolidated balance sheets represents the difference between the market value of these shares of HRPT and Five Star calculated by using quoted market prices on the date they were acquired ($6.50 and $7.26 per share, respectively) and on December 31, 2008 ($3.37 and $1.53 per share, respectively). At December 31, 2008, our investment in HRPT had a fair value of $3.4 million, including an unrealized loss of $3.1 million. At December 31, 2007, our investment in HRPT had a fair value of $7.7 million, including an unrealized gain of $1.3 million. At December 31, 2008, our investment in Five Star had a fair value of $54,000, including an unrealized loss of $201,000. At December 31, 2007, our investment in Five Star had a fair value of $290,000, including an unrealized gain of $36,000.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

DEFERRED FINANCING FEES. We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2007, we wrote off $276,000 of deferred financing fees and unamortized discounts in connection with the retirement of some of our 8 5/8% senior notes. During 2006, we wrote off $2.4 million of unamortized deferred financing fees in connection with our partial redemption of our 7 7/8% unsecured senior notes and our redemption of all our junior subordinated debentures. The unamortized balance of deferred financing fees net of accumulated amortization was $13.7 million and $8.6 million, and $12.6 million and $6.6 million at December 31, 2008 and 2007, respectively. The weighted average amortization period is approximately six years. We expect that the amortization expense for the five years subsequent to December 31, 2008 will be $1.9 million in 2009, $798,000 in each of 2010 and 2011, $331,000 in 2012, $289,000 in 2013 and $870,000 thereafter.

REVENUE RECOGNITION. We recognize rental income from operating leases on a straight line basis over the life of each lease agreement. We recognize interest income as earned over the terms of each real estate mortgage. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2008, 2007 and 2006, percentage rents earned aggregated $8.4 million, $6.6 million, and $5.3 million, respectively.

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

SEGMENT REPORTING. As of December 31, 2008, we have three operating segments. The first operating segment provides short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals. The second operating segment, commencing in June 2008, provides facilities for medical related services where residential overnight stays or dining services are not provided. Properties in this segment include medical office, clinic and biotech laboratory buildings, or MOBs. The third operating segment, commencing in October 2007, provides specialized facilities that offer fitness, wellness and spa services to members. All of our facilities are operated by others under long term leases with the Company.

RECLASSIFICATIONS. Reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

NEW ACCOUNTING PRONOUNCEMENTS. In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles", or SFAS 162. SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission, or SEC's, approval of the Public Company Accounting Oversight Board amendments to auditing standard AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We do not expect this standard will result in any change to our current accounting practices.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", or SFAS No. 141(R). SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We expect the adoption of SFAS No. 141(R) will affect our consolidated financial statements if we engage in a transaction that falls within the scope of this standard.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note 3. Real Estate Properties

The undepreciated cost, after impairment write downs, of our real estate was $2.8 billion and $1.9 billion at December 31, 2008 and 2007, respectively. The future minimum lease payments due to us during the current terms of our leases as of December 31, 2008, are $263.8 million in 2009, $262.9 million in 2010, $260.5 million in 2011, $258.0 million in 2012, $255.9 million in 2013 and $2.6 billion, thereafter.

During the three months ended March 31, 2008, we purchased 19 senior living properties with a total of 1,692 living units for approximately $272.3 million from five unaffiliated parties. We leased these properties to Five Star for initial rent of $21.8 million and added them to what we now refer to as Five Star lease no. 1 and lease no. 3, which have current terms expiring in 2022 and 2024, respectively. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances and borrowings under our revolving credit facility.

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT for an aggregate purchase price of approximately $565.0 million. As of December 31, 2008, these 48 buildings that we agreed to acquire were 98% leased to approximately 220 tenants for an average lease term of 8.2 years. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for approximately $346.8 million, excluding closing costs. In January 2009 we acquired one

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Real Estate Properties (Continued)

additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 acquisitions to occur in 2010. We and HRPT may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being purchased; in the event HRPT obtains the third party consent we may nonetheless purchase that building. We funded these acquisitions using cash on hand, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018. Our obligations to complete our outstanding purchases from HRPT are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner. In addition, we also acquired rights of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) that are leased to tenants in medical related businesses which HRPT will continue to own after these transactions. HRPT was formerly our parent company, and both we and HRPT are managed by Reit Management & Research LLC, or RMR. Because we and HRPT are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRPT's boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.

In June 2008, we realigned three of our leases with Five Star. Lease no. 1 now includes 100 properties, including nine properties acquired during the first quarter of 2008. This lease includes independent living communities, assisted living communities and skilled nursing facilities, and expires in 2022. Lease no. 2 now includes 32 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026. Lease no. 3 now includes 44 properties, including 10 properties acquired during the first quarter of 2008, 10 properties acquired during the third quarter of 2008 and one property acquired on November 1, 2008 described below. This lease includes independent living communities, assisted living communities and skilled nursing facilities and expires in 2024. The total rent payable by Five Star to us for these properties was unchanged as a result of this lease realignment. The increased rent payable for these three leases with Five Star, if and as we purchase improvements to the leased properties, is the greater of 8.0% per annum or the 10 year Treasury rate plus 300 basis points, but may not exceed 11.5%. Five Star was formerly our subsidiary. In addition to being our manager, RMR also provides management services to Five Star. Because of these and other relationships between us and Five Star, all transactions between us and Five Star are approved by our Independent Trustees and Five Star's independent directors.

In July 2008, we sold three assisted living properties with 259 living units, which were formerly operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, to Five Star for $21.4 million. Five Star also assumed the NewSeasons and Independence Blue Cross, or IBC, lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

In August 2008, we acquired, from an unaffiliated party, two senior living properties with a total of 112 units for approximately $14.1 million, excluding closing costs. We leased the properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $1.1 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Real Estate Properties (Continued)

In August 2008, we acquired four wellness centers for approximately $100.0 million, excluding closing costs, from Life Time Fitness, Inc., or Life Time Fitness. We leased these wellness centers to a subsidiary of Life Time Fitness for initial rent of $9.1 million, plus rent increases of 10% every five years. This lease has a current term expiring in 2028, plus renewal options. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In September 2008, we acquired, from an unaffiliated party, eight senior living properties with a total of 451 units for approximately $62.1 million, excluding closing costs. We leased these properties to Five Star until 2024 under our Five Star lease no. 3 described above and increased rent under that lease by $5.0 million. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming 15 mortgages on these eight properties totaling $50.5 million with a weighted average interest rate of 6.54% per annum and a weighted average maturity in 2017.

In September 2008, we entered into a purchase and sale agreement to sell one of our properties, classified as held for sale, to an unaffiliated party for approximately $1.2 million. The sale of this property is subject to customary contingencies. We can provide no assurance that we will sell this property.

In September 2008, we acquired, from an unaffiliated party, one medical office building for approximately $18.6 million, excluding closing costs. This building is 100% leased to 12 tenants for an average lease term of 6.3 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In November 2008, we acquired, from an unaffiliated party, a senior living property with a total of 252 units for approximately $29.0 million. We leased this property to Five Star and added it to our Five Star lease no. 3, which has a term expiring in 2024, and increased the annual rent under this lease by $2.3 million. Percentage rent, based on increases in gross revenues at this property, will commence in 2010. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In October and November 2007, we purchased six wellness centers for a total purchase price of $76.8 million from an unaffiliated third party. Subsidiaries of Starmark Holdings, LLC lease these wellness centers under three separate leases. These leases have a current term expiring in 2023, plus renewal options, and require aggregate annual rent of $6.5 million initially, plus consumer price index based increases. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming a mortgage on two centers for $14.9 million at 6.91% per annum which matures in 2013.

At December 31, 2008, two of our properties are classified as held for sale as we may sell them in 2009. These two properties are included in real estate properties on our consolidated balance sheets. These two properties have a carrying value of $3.8 million and $9.5 million at December 31, 2008 and 2007, respectively. During 2008, we recorded impairment charges of $8.4 million related to four properties, including the two properties classified as held for sale, to reduce the carrying value of these assets to their estimated fair value, less costs to sell. During 2007, we recorded an impairment charge of $1.4 million related to one property to reduce the carrying value of this asset held for sale to its estimated fair value, less costs to sell.

During 2008 and 2007, pursuant to the terms of our leases with Five Star, we purchased approximately $69.4 million and $47.7 million, respectively, of improvements made to our properties which are leased

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Real Estate Properties (Continued)

by Five Star and the annual rent payable to us by Five Star was increased by approximately $5.8 million and $4.5 million, respectively.

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. We awarded 54,025 common shares with an aggregate market value of $1.1 million, 38,400 common shares with an aggregate market value of $848,000 and 43,400 common shares with an aggregate market value of $941,000 to our officers and certain employees of RMR pursuant to the Award Plans during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we awarded each of our trustees 2,000 common shares in 2008 and 1,500 common shares in both 2007 and 2006 with an aggregate market value of $229,000 ($46,000 to each trustee), $175,000 ($35,000 to each trustee) and $132,000 ($26,000 to each trustee), respectively, pursuant to the Award Plans as part of their annual fees. Shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in three or five annual installments beginning on the date of grant. At December 31, 2008, 2,645,815 of our common shares remain available for issuance under the Award Plans. All share awards are fully expensed as the grants vest. We recorded share-based compensation expense related to award grants of $978,000 in 2008 and $719,000 in both 2007 and 2006.

Our cash distributions to our common shareholders for the years ended December 31, 2008, 2007 and 2006, were $1.40 per share, $1.37 per share, and $1.30 per share, respectively. The characterization of the distributions made in 2008, 2007 and 2006 was 81.63%, 79.85%, and 59.51% ordinary income, respectively; 15.91%, 20.15%, and 40.49% return of capital, respectively; 0.11%, 0%, and 0% capital gain, respectively; and 0.26%, 0%, and 0% uncaptured Section 1250 gain, respectively.

In February 2008, we issued 6.2 million common shares in a public offering, raising net proceeds of $129.4 million. In June 2008, we issued 19.6 million common shares in a public offering, raising net proceeds of $393.5 million. In February 2009, we issued 5.9 million common shares in a public offering, raising net proceeds of approximately $96.8 million. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility, to fund the acquisitions described above and for general business purposes.

Note 5. Related Person Transactions

We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement which we entered into in connection with our MOB portfolio. The business management agreement provides for compensation to RMR at an annual rate equal to a percentage of our average real estate investments, as defined. The percentage applied to our existing investments at the time we were spun off from HRPT is 0.5%. The annual percentage for the first $250.0 million of investments made after our spin off from HRPT is 0.7% and the percentage for investments above that amount is 0.5%. In addition, RMR receives an incentive fee based upon increases in our funds from operations per share, as defined in the business management agreement. The incentive fee is paid in common shares. Our property management agreement with RMR provides for management fees on our MOB portfolio equal to 3.0% of gross rents and construction management fees on our MOB portfolio equal to 5.0% of certain construction costs. These agreements are subject

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Related Person Transactions (Continued)

to the annual review and approval of our independent trustees. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of lenders. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees. Each of our executive officers are also officers of RMR. RMR is compensated annually based on a formula principally related to the gross amount of our investments in real estate and the amount of revenues collected from tenants in our MOB portfolio. RMR is also entitled to an annual incentive fee, which is based on a formula and paid in our restricted common shares. Cash fees paid to RMR under the business management agreement for the years ended December 31, 2008, 2007 and 2006, were $11.4 million, $9.8 million and $9.4 million, respectively. Property management fees paid and payable for the year ended December 31, 2008 were $274,000 and $75,000, respectively. Incentive fees payable to RMR for the years ended December 31, 2008, 2007 and 2006, were $804,000, $648,000 and $762,000, respectively. As of December 31, 2008 and 2007, we had unpaid investment advisory, property management and incentive fees owed to RMR of approximately $2.0 million and $1.5 million, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary. Our compensation committee also approves the costs which we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $213,000, $169,000 and $173,000 in 2008, 2007 and 2006, respectively.

As discussed in Note 3 above, in May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT for an aggregate purchase price of approximately $565.0 million. As of December 31, 2008, these 48 buildings that we agreed to acquire were 98% leased to approximately 220 tenants for an average lease term of 8.2 years. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for approximately $346.8 million, excluding closing costs. In January 2009 we acquired one additional property for approximately $19.3 million, excluding closing costs, and we expect the closings of the remaining 10 acquisitions to occur in 2010. We and HRPT may mutually agree to accelerate the closings of these acquisitions. In addition, because a third party consent was not received, one of the agreements was amended so that one of the remaining buildings with an allocated value of $3.0 million is no longer subject to being purchased; in the event HRPT obtains the third party consent we may nonetheless purchase that building. Our obligations to complete our outstanding purchases from HRPT are subject to various conditions typical of commercial real estate purchases. We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner. HRPT was formerly our parent company; both we and HRPT are managed by RMR; Barry Portnoy and Adam Portnoy are managing trustees of both us and HRPT; and Frederick Zeytoonjian is an independent trustee of both us and HRPT.

When we were spun off to HRPT's shareholders in 1999, we and HRPT entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs. Concurrently with the execution and delivery of the purchase agreements described above, we and HRPT entered into an amendment to that transaction agreement, or the first amendment agreement, to permit us, rather than HRPT, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings. The first amendment agreement is subject, in the case of mixed use buildings, to HRPT's retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use. Also, concurrently with the execution

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Related Person Transactions (Continued)

and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) HRPT owns which are leased to tenants in medical related businesses in the event HRPT determines to sell such properties or in the event of an indirect sale as a result of HRPT's change of control or a change of control of HRPT's subsidiary which owns such properties.

The terms of our agreements entered in 2008 with HRPT were negotiated and approved by special committees of our and HRPT's boards composed of independent trustees of each company who are not independent trustees of both. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and HRPT, please read these agreements, copies of which are filed as exhibits to our Current Report on Form 8-K dated May 9, 2008.

As of December 31, 2008, we lease 181 senior living communities and two rehabilitation hospitals to our former subsidiary Five Star for annual rent of $176.0 million, plus percentage rents based upon revenue increases at certain communities according to formula. Total rent recognized by us from Five Star for the three years ended December 31, 2008, 2007 and 2006 amounted to $158.6 million, $128.3 million and $110.8 million, respectively, and as of December 31, 2008, 2007 and 2006 unpaid rents from Five Star amounted to $14.8 million, $11.2 million and $10.2 million, respectively. Barry Portnoy, one of our managing trustees, is also a managing director of Five Star. RMR provides management services to both us and Five Star. As described in Note 3 above, we realigned three of our leases with Five Star in June 2008 and expanded two of our leases with Five Star during 2008 and we currently expect to expand them further in 2009. In July 2008, we sold three assisted living properties with 259 living units, which were formerly operated by NewSeasons, to Five Star for $21.4 million. Five Star also assumed the NewSeasons and IBC lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The rent payable by Five Star for these seven properties is approximately $7.6 million per annum under lease no. 4 between us and Five Star.

As discussed in Note 3 above, during 2008 and 2007 we purchased approximately $69.4 million and $47.7 million, respectively, of improvements to our properties leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $5.8 million and $4.5 million, respectively. As of December 31, 2008 and 2007, rent due from Five Star was $14.2 million and $10.6 million, respectively.

Note 6. Indebtedness

We have an unsecured revolving credit facility that matures in December 2010, with an option to extend the maturity by one additional year upon payment of a fee. Our revolving credit facility permits borrowings up to $550.0 million. The annual interest payable for amounts drawn under the facility is LIBOR plus 0.80%. Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth. We were in compliance with these covenants during the periods presented. We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity. The weighted average interest rate on borrowings under our revolving credit facility was 2.2% and 5.4% at December 31, 2008 and 2007, respectively. Our revolving credit facility is available for acquisitions, working capital and general business purposes. At December 31,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Indebtedness (Continued)

2008, there was $257.0 million outstanding and $293.0 million was available for borrowing under this revolving credit facility.

At December 31, 2008 and 2007, our additional outstanding debt consisted of the following (dollars in thousands):

			December 31, 2008		December 31, 2007
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$225,000	$384	$225,000	$512
Senior notes	7.875%	2015	97,500	99	97,500	115

Total unsecured debt			$322,500	$483	$322,500	$627

	Balance as of December 31,						Net Book Value of Collateral
			Interest Rate		Number of Properties as Collateral	Initial Cost of Collateral
Secured and Other Debt	2008	2007		Maturity			2008		2007
Mortgage(1)	$—	$12,605	7.15%	Jun 2008	1	$—	$	NA	$19,994
Mortgages	33,939	34,889	6.97%	Jun 2012	16	70,114		66,139	66,920
Mortgage	4,457	—	6.50%	Jan 2013	1	7,560		7,496	—
Mortgages	11,727	11,978	6.11%	Nov 2013	4	17,034		15,722	15,520
Mortgage	15,031	15,283	6.91%	Dec 2013	2	36,359		35,638	36,278
Mortgages	50,156	—	6.54%	May 2017	8	62,500		62,036	—
Mortgage(2)	4,151	—	7.31%	Jan 2022	1	18,827		18,616	—
Mortgage(2)	2,025	—	7.85%	Jan 2022	—	—		—	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307		29,403	29,851
Capital leases	15,230	15,524	7.7%	May 2016	2	28,601		22,142	23,382

Total secured	$151,416	$104,979				$275,302		$257,192	$191,945

(1)
This mortgage was paid in full in April 2008.
(2)
These two mortgages are collateralized by one MOB property acquired in July 2008.

We include amortization of capital lease assets in depreciation expense. Assets recorded under capital leases had a carrying value of $15.2 million and $15.5 million at December 31, 2008 and 2007, respectively.

In April 2008, we paid in full a mortgage loan on one of our properties for $12.6 million that had a maturity date of June 30, 2008. We used cash on hand and borrowings under our revolving credit facility to fund this payment. In January 2007, we purchased and retired $20.0 million of our 8 5/8% senior notes due in 2012 and recognized a loss on early extinguishment of debt of $2.0 million. The loss on early extinguishment of debt includes a $1.8 million premium and a $276,000 write off of deferred financing fees and unamortized discounts related to these senior notes. We funded this purchase with borrowings under our revolving credit facility. During 2006, we redeemed $52.5 million of our 7 7/8% senior unsecured notes. As a result, we recognized a loss on early extinguishment of debt of $5.2 million, which included a $4.1 million redemption premium and a $1.1 million write off of deferred financing fees and unamortized discount related to these notes in 2006. Also in 2006, we redeemed all $28.2 million of our junior subordinated debentures at par plus accrued but unpaid

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Indebtedness (Continued)

interest. As a result, we recognized a loss on early extinguishment of debt of $1.3 million of unamortized deferred financing fees related to these debentures.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Our monthly payments on our mortgages include principal and interest. We assumed the mortgages due in January and December 2013, May 2017 and January 2022 in connection with acquisitions in 2007 and 2008, respectively. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2008, are as follows (dollars in thousands):

2009	$2,850
2010	260,044
2011	3,251
2012	257,930
2013	30,090
Thereafter	176,751

Note 7. Fair Value of Assets and Liabilities

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. Adoption of this statement did not materially impact our financial condition, results of operations or cash flows.

SFAS 157 establishes a three-level hierarchy for fair value measurements. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement and the transparency of inputs to the valuation of an asset or liability as of the measurement date.

  •
  Level 1—Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

  •
  Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

  •
  Level 3—Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The table below presents the assets and liabilities measured at fair value at December 31, 2008 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in available for sale securities(1)	3,424	3,424	—	—
Senior notes(2)	269,912	—	269,912	—

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Fair Value of Assets and Liabilities (Continued)

The table below presents the assets and liabilities measured at fair value at December 31, 2007 categorized by the level of inputs used in the valuation of each asset.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in available for sale securities(1)	8,020	8,020	—	—
Senior notes(2)	341,805	—	341,805	—

(1)
Investments in available for sale securities include our 1,000,000 common shares of HRPT and 35,000 common shares of Five Star. The fair values of the common shares are based on quoted market prices. The common shares are carried at fair value on our consolidated balance sheets.

(2)
We estimate the fair values of our senior notes using discounted cash flow analysis and currently prevailing interest rates. As of December 31, 2008 and 2007, the carrying amount of our senior notes was $322,017 and 321,873, respectively.

In addition to the asset and liabilities described in the above table, additional financial instruments of ours include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximates their carrying value at December 31, 2008 and 2007 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flows analysis and prevailing interest rates.

Note 8. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing healthcare and senior housing real estate located throughout the United States. The following is a summary of the significant lessees as of and for the years ended December 31, 2008 and 2007 (dollars in thousands):

	At December 31, 2008
			At December 31, 2007
		% of Total
	Investment(1)		Investments(1)	% of Total
Five Star	$1,848,495	66%	$1,337,354	69%
Sunrise Senior Living, Inc.(2)	325,165	12%	325,165	17%
All others	633,596	22%	277,828	14%

	$2,807,256	100%	$1,940,347	100%

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Concentration of Credit Risk (Continued)

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Revenue	% of Total	Revenue	% of Total
Five Star	$158,572	68%	$128,292	69%
Sunrise Senior Living, Inc.(2)	33,287	14%	32,457	17%
All others	41,351	18%	25,203	14%

	$233,210	100%	$185,952	100%

(1)
At historical cost after impairment losses and exclusive of depreciation.
(2)
Sunrise Senior Living, Inc.'s lease is guaranteed by Marriott International, Inc.

Note 9. Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related services are offered but where residential overnight stays or dining services are not provided, or MOBs. Properties in the short term and long term residential care facilities segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The "All Other" category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa service to members. Prior to October 2007, our only operating segment was short term and long term residential care facilities that offer dining for residents; and prior to June 2008, our only operating segments were short term and long term residential care

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Segment Reporting (Continued)

facilities that offer dining for residents and properties that offer fitness, wellness and spa services to members included in the "All Other" category.

	For the Year Ended December 31, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$211,131	$12,272	$9,807	$233,210
Interest and other income	—	7	2,320	2,327

Total revenues	211,131	12,279	12,127	235,537
Property operating expenses	—	2,792	—	2,792
Interest expense	5,958	346	33,850	40,154
Depreciation expense	55,073	3,314	2,444	60,831
General and administrative expense	—	17	17,119	17,136
Impairment of assets	6,932	1,447	—	8,379

Total expenses	67,963	7,916	53,413	129,292

Income (loss) before gain on sale of properties	143,168	4,363	(41,286)	106,245
Gain on sale of properties	266	—	—	266

Net income (loss)	$143,434	$4,363	$(41,286)	$106,511

Total assets	$1,891,932	$374,463	$230,479	$2,496,874

	For the Year Ended December 31, 2007
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$185,077	$—	$875	$185,952
Interest and other income	—	—	2,070	2,070

Total revenues	185,077	—	2,945	188,022
Interest expense	5,885	—	31,870	37,755
Depreciation expense	47,118	—	266	47,384
General and administrative expense	—	—	14,154	14,154
Loss on early extinguishment of debt	—	—	2,026	2,026
Impairment of assets	1,400	—	—	1,400

Total expenses	54,403	—	48,316	102,719

Net income (loss)	$130,674	$—	$(45,371)	$85,303

Total assets	$1,548,138	$—	$153,756	$1,701,894

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Significant Tenant

As discussed above, Five Star is our former subsidiary and both we and Five Star have management contracts with RMR. Five Star is the lessee of 66% of our investments, at cost, as of December 31, 2008. The following tables present summary financial information for Five Star for the years ended December 31, 2008, 2007 and 2006, as reported in its Annual Report on Form 10-K.

Summary Financial Information of Five Star Quality Care, Inc.
(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Total revenues	$1,104,200	$972,924	$815,586
Operating income (loss)	18,554	23,664	(112,029)
Income (loss) from continuing operations	426	26,095	(109,587)
Net (loss) income	(4,496)	23,326	(116,665)
Current assets	114,261	186,017	205,760
Non-current assets	298,377	174,437	160,651
Total indebtedness	160,965	142,510	171,271
Current liabilities	129,139	104,063	132,929
Non-current liabilities	198,160	169,569	166,052
Total shareholders' equity	85,339	86,822	67,430
Cash provided by (used in) operating activities	46,064	44,310	(174,522)
Net cash used in discontinued operations	(1,273)	(5,728)	(7,078)
Cash used in investing activities	(78,850)	(24,995)	(29,768)
Cash provided by (used in) financing activities	19,198	(28,829)	241,233
Change in cash and cash equivalents	(14,861)	(15,242)	29,865
Cash and cash equivalents at the beginning of the period	30,999	46,241	16,376
Cash and cash equivalents at the end of the period	16,138	30,999	46,241

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.

References in these financial statements to the Annual Reports on Form 10-K for Five Star are included as textual references only, and the information in such Annual Reports are not incorporated by reference into these financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2008 and 2007 (dollars in thousands, except per share amounts):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$49,553	$53,390	$59,673	$72,921
Income before gain on sale of properties	23,316	21,680	28,881	32,368
Net income	23,316	21,680	29,147	32,368
Per share data:
Income before gain on sale of properties	$0.26	$0.22	$0.25	$0.28
Net income	$0.26	$0.22	$0.25	$0.28

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$44,752	$44,962	$45,224	$53,084
Net income	17,522	20,649	20,613	26,519
Per share data:
Net income	$0.22	$0.25	$0.25	$0.31

Note 12. Pro Forma Information (unaudited)

During 2008, we purchased 30 senior living properties, four wellness centers and 38 MOBs for an aggregate of $840.1 million and $69.4 million of improvements made to our properties leased to Five Star; repaid in full a mortgage loan on one of our properties for $12.6 million in April 2008; assumed $61.3 million of mortgage debt in conjunction with our 2008 acquisitions; recorded an impairment charge on four of our properties for $8.4 million and sold three assisted living facilities to Five Star for $21.4 million and recorded a gain on sale of approximately $266,000 in July 2008. During 2007, we purchased six wellness centers for $76.8 million and $47.7 million of improvements made to our properties leased to Five Star and we assumed $14.9 million of mortgage debt in conjunction with the wellness centers acquisition. During 2007, we also purchased and redeemed $20.0 million of our senior notes in January 2007 and we recorded an impairment charge on one of our properties for $1.4 million. During 2008 and 2007, we issued 25.8 million and 11.0 million of our common shares, respectively. The following table presents our pro forma results of operations as if all of these acquisitions and related financings were completed on January 1, 2007. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Pro Forma Information (unaudited) (Continued)

of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	For the Year Ended December 31,
	2008	2007
Total revenues	$281,696	$274,161
Income before gain on sale of properties	$128,356	$118,731
Net income	$128,622	$118,997
Per common share data:
Income before gain on sale of properties	$1.12	$1.04
Net income	$1.12	$1.04

Note 13. Subsequent Events

We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25,000 to date in the insurance company and are committed to invest another $4.975 million, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Birmingham	AL	$580	$5,980	$100	$	$580	$6,080	$6,660	$56	8/1/2008	2001
Birmingham	AL	600	7,574	100		600	7,674	8,274	71	8/1/2008	2000
Cullman(4)	AL	287	3,415	279		287	3,694	3,981	425	11/19/2004	1998
Madison(4)	AL	334	3,981	361		334	4,342	4,676	487	11/19/2004	1998
Sheffield(4)	AL	394	4,684	431		394	5,115	5,509	550	11/19/2004	1998
Peoria	AZ	2,687	15,843	1,256		2,687	17,099	19,786	3,378	1/11/2002	1990
Scottsdale	AZ	2,315	13,650	2,234		2,315	15,884	18,199	2,980	1/11/2002	1984
Scottsdale	AZ	941	8,807	129		941	8,936	9,877	3,267	5/16/1994	1990
Sun City	AZ	1,189	10,569	158		1,189	10,727	11,916	3,899	6/17/1994	1990
Sun City West	AZ	395	3,307	—		395	3,307	3,703	551	2/28/2003	1998
Tuscon	AZ	4,429	26,119	2,150		4,429	28,269	32,698	5,562	1/11/2002	1989
Yuma	AZ	223	2,100	2,056		223	4,156	4,379	1,153	6/30/1992	1984
Yuma	AZ	103	604	170		103	774	877	305	6/30/1992	1984
Anaheim	CA	2,850	6,964	—		2,850	6,964	9,814	87	7/9/2008	1992
Encinitas	CA	1,510	18,042	184		1,510	18,226	19,736	360	3/31/2008	1999
Fresno	CA	738	2,577	188		738	2,765	3,503	1,357	12/28/1990	1963
Fresno	CA	880	12,751	131		880	12,882	13,762	254	3/31/2008	1996
Laguna Hills	CA	3,172	28,184	435		3,172	28,619	31,791	10,227	9/9/1994	1975
Lancaster	CA	601	1,859	1,793		601	3,652	4,253	1,501	12/28/1990	1969
Redlands	CA	1,770	9,982	116		1,770	10,098	11,868	199	3/31/2008	1999
Roseville	CA	1,620	10,262	124		1,620	10,386	12,006	205	3/31/2008	1998
San Bernardino	CA	1,250	9,069	594		1,250	9,663	10,913	617	8/31/2006	1988
San Diego	CA	9,142	53,904	6,071		9,142	59,975	69,117	11,118	1/11/2002	1987
Stockton	CA	382	2,750	478		382	3,228	3,610	1,383	6/30/1992	1968
Stockton	CA	1,176	11,171	2,867		1,176	14,038	15,214	1,900	9/30/2003	1988
Stockton	CA	670	14,419	145		670	14,564	15,234	288	3/31/2008	1999
Thousand Oaks	CA	622	2,522	1,155		622	3,677	4,299	1,570	12/28/1990	1965
Van Nuys	CA	718	378	625		718	1,003	1,721	401	12/28/1990	1969
Canon City	CO	292	6,228	974	(3,512)	292	3,690	3,982	815	9/26/1997	1970

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Colorado Springs	CO	245	5,236	1,076	(3,031)	245	3,281	3,526	749	9/26/1997	1972
Delta	CO	167	3,570	726		167	4,296	4,463	1,203	9/26/1997	1963
Grand Junction	CO	204	3,875	1,124		204	4,999	5,203	1,996	12/30/1993	1968
Grand Junction	CO	173	2,583	1,953		173	4,536	4,709	1,728	12/30/1993	1978
Lakewood	CO	232	3,766	1,945		232	5,711	5,943	2,302	12/28/1990	1972
Littleton	CO	185	5,043	1,779		185	6,822	7,006	2,826	12/28/1990	1965
Littleton	CO	400	3,507	—		400	3,507	3,907	584	2/28/2003	1998
Washington	DC	13,700	8,400	—		13,700	8,400	22,100	9	12/22/2008	1966
Newark	DE	2010	11,852	1,601		2,010	13,453	15,463	2,595	1/11/2002	1982
Newark	DE	1,500	19,447	217		1,500	19,664	21,164	388	3/31/2008	1998
Wilmington	DE	4,365	25,739	1,098		4,365	26,837	31,202	5,325	1/11/2002	1988
Wilmington	DE	1,179	6,950	698		1,179	7,648	8,827	1,530	1/11/2002	1974
Wilmington	DE	38	227	401		38	628	666	148	1/11/2002	1965
Wilmington	DE	869	5,126	2,203		869	7,329	8,198	1,369	1/11/2002	1989
Boca Raton	FL	4,166	39,633	729		4,166	40,362	44,528	14,756	5/20/1994	1994
Cape Coral	FL	400	2,907	—		400	2,907	3,307	486	2/28/2003	1998
Coral Springs	FL	3,410	20,104	6,204		3,410	26,308	29,718	4,321	1/11/2002	1984
Deerfield Beach	FL	3,196	18,848	12,389		3,196	31,237	34,433	4,162	1/11/2002	1990
Deerfield Beach	FL	1,690	14,972	273		1,690	15,245	16,935	5,573	5/16/1994	1986
Fort Myers	FL	2,385	21,137	383		2,385	21,520	23,905	7,734	8/16/1994	1984
Fort Myers	FL	369	2,174	1,987		369	4,161	4,530	528	1/11/2002	1990
Naples	FL	3,200	2,898	11,328		3,200	14,226	17,426	465	8/31/2006	1984
Orlando	FL	519	1,799	—		519	1,799	2,318	2	12/22/2008	1997
Orlando	FL	1,946	7,197	—		1,946	7,197	9,143	7	12/22/2008	1997
Orlando	FL	135	532	—		135	532	667	1	12/22/2008	1997
Palm Harbor	FL	3,449	20,336	2,309		3,449	22,645	26,094	4,333	1/11/2002	1989
Palm Harbor	FL	3,379	29,945	539		3,379	30,484	33,863	11,145	5/16/1994	1992
Pompano Beach	FL	7,700	2,127	23,966		7,700	26,093	33,793	1,453	8/31/2006	1985
Port St. Lucie	FL	1,242	11,009	200		1,242	11,209	12,451	4,097	5/20/1994	1993
Tampa	FL	4,850	6,349	7		4,850	6,356	11,206	192	10/30/2007	1986

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

West Palm Beach	FL	2,061	12,153	7,863		2,061	20,016	22,077	2,980	1/11/2002	1988
Alpharetta	GA	5,390	26,712	—		5,390	26,712	32,102	250	8/21/2008	2006
Athens	GA	337	4,006	330		337	4,336	4,673	469	11/19/2004	1998
Atlanta(4)	GA	5,800	9,305	3		5,800	9,308	15,108	262	11/30/2007	1978
College Park	GA	300	2,702	1,232		300	3,934	4,234	1,175	5/15/1996	1985
Columbus	GA	294	3,505	107		294	3,611	3,905	410	11/19/2004	1999
Conyers(4)	GA	342	4,068	786		342	4,854	5,196	482	11/19/2004	1997
Dalton	GA	262	3,119	203		262	3,322	3,584	361	11/19/2004	1997
Decatur(4)	GA	3,100	4,436	24		3,100	4,460	7,560	64	7/9/2008	1986
Dublin	GA	442	3,982	881		442	4,863	5,305	1,651	5/15/1996	1968
Evans	GA	230	2,663	326		230	2,989	3,219	329	11/19/2004	1998
Gainesville(4)	GA	268	3,186	184		268	3,370	3,638	379	11/19/2004	1998
Macon(4)	GA	183	2,179	277		183	2,456	2,639	273	11/19/2004	1998
Marietta	GA	300	2,702	766		300	3,468	3,768	1,149	5/15/1996	1967
Savannah	GA	400	5,670	314		400	5,984	6,384	384	11/1/2006	1989
Savannah	GA	1,200	19,090	709		1,200	19,799	20,999	1,153	10/1/2006	1987
Tucker	GA	690	6,210	320		690	6,530	7,220	646	6/3/2005	1997
Clarinda	IA	77	1,453	833		77	2,286	2,363	924	12/30/1993	1968
Council Bluffs	IA	225	893	696	(1,222)	225	367	592	592	4/1/1995	1963
Des Moines	IA	123	627	854		123	1,481	1,604	304	7/1/2000	1965
Glenwood	IA	322	2,098	1,081		322	3,179	3,501	714	7/1/2000	1964
Mediapolis	IA	94	1,776	701		94	2,477	2,571	1,000	12/30/1993	1973
Pacific Junction	IA	32	306	85		32	391	423	129	4/1/1995	1978
Winterset	IA	111	2,099	1,290		111	3,389	3,500	1,237	12/30/1993	1973
Arlington Heights	IL	3,665	32,587	490		3,665	33,077	36,742	11,820	9/9/1994	1986
Romeoville	IL	1,120	19,582	—		1,120	19,582	20,702	184	8/21/2008	2005
Springfield	IL	300	6,744	951		300	7,694	7,994	448	8/31/2006	1990
Auburn(4)	IN	380	8,246	30		380	8,276	8,656	64	9/1/2008	1999
Avon(4)	IN	850	11,888	30		850	11,918	12,768	92	9/1/2008	1999
Bloomington	IN	5,400	25,129	—		5,400	25,129	30,529	77	11/1/2008	1983

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Indianapolis	IN	2,785	16,396	1,463		2,785	17,859	20,644	3,508	1/11/2002	1986
Kokomo(4)	IN	220	5,899	30		220	5,929	6,149	47	9/1/2008	1998
La Porte(4)	IN	770	5,550	30		770	5,580	6,350	45	9/1/2008	1998
Marion(4)	IN	410	5,409	29		410	5,438	5,848	44	9/1/2008	2000
Shelbyville(4)	IN	190	5,328	30		190	5,358	5,548	43	9/1/2008	1999
South Bend	IN	400	3,107	—		400	3,107	3,507	519	2/28/2003	1998
Terra Haute(4)	IN	300	13,115	30		300	13,145	13,445	104	9/1/2008	2005
Vincennes(4)	IN	110	3,603	29		110	3,632	3,742	30	9/1/2008	1985
Ellinwood	KS	130	1,137	484		130	1,621	1,751	520	4/1/1995	1972
Overland Park	KS	2,568	15,140	1,279		2,568	16,419	18,987	3,219	1/11/2002	1989
Overland Park	KS	1,274	11,426	1,650		1,274	13,076	14,350	2,206	10/25/2002	1985
Bowling Green(4)	KY	365	4,345	282		365	4,627	4,992	514	11/19/2004	1999
Frankfort	KY	560	8,282	459		560	8,741	9,301	521	8/31/2006	1989
Hopkinsville(4)	KY	316	3,761	92		316	3,853	4,169	435	11/19/2004	1999
Lafayette(5)	KY	—	10,848	10,451		—	21,299	21,299	5,041	1/11/2002	1985
Lexington(5)	KY	—	6,394	2,260		—	8,291	8,291	2,770	1/11/2002	1980
Louisville	KY	3,524	20,779	4,311		3,524	25,090	28,614	4,632	1/11/2002	1984
Mayfield	KY	268	2,730	570		268	3,300	3,568	372	11/19/2004	1999
Paducah(4)	KY	450	5,358	441		450	5,799	6,249	640	11/19/2004	2000
Somerset	KY	200	4,919	138		200	5,057	5,257	265	11/6/2006	2000
Auburn	MA	1,510	7,000	—		1,510	7,000	8,510	68	8/8/2008	1977
Braintree	MA	3,193	16,652	5,200		3,193	21,852	25,045	6,924	1/1/2002	1975
Charlton	MA	270	3,651	—		270	3,651	3,921	34	8/8/2008	1988
Fitchburg	MA	330	3,361	—		330	3,361	3,691	32	8/8/2008	1994
Grafton	MA	190	582	—		190	582	772	6	8/8/2008	1930
Leominster	MA	1,520	8,703	—		1,520	8,703	10,223	84	8/8/2008	1966
Lexington	MA	3,800	15,555	—		3,800	15,555	19,355	16	12/22/2008	1968
Milford	MA	510	3,039	—		510	3,039	3,549	29	8/8/2008	1989
Millbury	MA	160	774	—		160	774	934	8	8/8/2008	1950
Northbridge	MA	243	466	—		243	466	709	5	8/8/2008	1962

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Spencer	MA	270	2,607	—		270	2,607	2,877	25	8/8/2008	1992
Sturbridge	MA	316	1,561	—		316	1,561	1,877	15	8/8/2008	1986
Westborough	MA	920	6,956	—		920	6,956	7,876	66	8/8/2008	1986
Westborough	MA	230	150	—		230	150	380	2	8/8/2008	1900
Winchester	MA	3,218	18,988	4,577		3,218	23,565	26,783	4,007	1/11/2002	1991
Woburn	MA	3,809	19,862	5,997		3,809	25,859	29,668	8,189	1/1/2002	1969
Worcester	MA	865	10,937	—		865	10,937	11,802	103	8/8/2008	1989
Worcester	MA	730	3,634	—		730	3,634	4,364	35	8/8/2008	1986
Worcester	MA	290	2,133	—		290	2,133	2,423	20	8/8/2008	1992
Worcester	MA	1,200	6,176	—		1,200	6,176	7,376	60	8/8/2008	1985
Worcester	MA	770	10,433	—		770	10,433	11,203	98	8/8/2008	1990
Worcester	MA	360	4,228	—	(1,448)	360	2,780	3,140	22	8/8/2008	1972
Annapolis	MD	1,290	12,373	129		1,290	12,502	13,792	247	3/31/2008	2001
Bel Air(4)	MD	4,750	16,504	2		4,750	16,506	21,256	464	11/30/2007	1980
Bowie	MD	408	3,421	290		408	3,711	4,119	656	10/25/2002	2000
Columbia	MD	1,390	10,303	128		1,390	10,431	11,821	206	3/31/2008	2001
Easton	MD	383	4,555	446		383	5,001	5,384	856	10/25/2002	2000
Ellicott City	MD	1,409	22,691	5,557		1,409	28,248	29,657	3,369	3/1/2004	1997
Frederick	MD	385	3,444	348		385	3,792	4,177	670	10/25/2002	1998
Frederick	MD	1,260	9,464	117		1,260	9,581	10,841	189	3/31/2008	1999
Hagerstown	MD	1,040	7,471	113		1,040	7,584	8,624	149	3/31/2008	1999
Pikesville	MD	2,000	4,974			2,000	4,974	6,974	5	12/22/2008	1987
Severna Park	MD	229	9,798	529		229	10,327	10,556	1,816	10/25/2002	1998
Silver Spring	MD	1,200	9,288	5,785		1,200	15,073	16,273	2,105	10/25/2002	1996
Silver Spring	MD	3,301	29,065	714		3,301	29,779	33,080	10,763	7/25/1994	1992
Hampton	MI	300	2,406	—		300	2,406	2,706	402	2/28/2003	1998
Monroe	MI	400	2,606	—		400	2,606	3,006	438	2/28/2003	1998
Portage	MI	300	2,206	—		300	2,206	2,506	369	2/28/2003	1998
Portage	MI	600	5,212	—		600	5,212	5,812	869	2/28/2003	1998
Saginaw	MI	300	2,506	—		300	2,506	2,806	420	2/28/2003	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Eagan	MN	400	2,506	—		400	2,506	2,906	461	2/28/2003	1998
Rogers	MN	2,760	45,789	105		2,760	45,894	48,654	955	3/1/2008	1999
West St. Paul	MN	400	3,608	100		400	3,708	4,108	682	2/28/2003	1998
St. Joseph	MO	111	1,027	1,284		111	2,311	2,422	668	6/4/1993	1976
Tarkio	MO	102	1,938	764		102	2,702	2,804	1,096	12/30/1993	1970
Oxford	MS	450	5,791	260		450	6,051	6,501	334	10/1/2006	2000
Southaven	MS	450	5,795	276		450	6,071	6,521	333	10/1/2006	2000
Cary	NC	713	4,628	1,286		713	5,914	6,627	1,045	10/25/2002	1999
Chapel Hill	NC	800	6,414	—		800	6,414	7,214	1,070	2/28/2003	1996
Ainsworth	NE	25	419	469		25	888	913	256	7/1/2000	1966
Ashland	NE	28	1,823	1,060		28	2,883	2,911	664	7/1/2000	1965
Blue Hill	NE	56	1,064	796		56	1,860	1,916	389	7/1/2000	1967
Central City	NE	21	919	643		21	1,562	1,583	383	7/1/2000	1969
Columbus	NE	88	561	445		88	1,006	1,094	242	7/1/2000	1955
Edgar	NE	1	138	393		1	531	532	127	7/1/2000	1971
Exeter	NE	4	626	408		4	1,034	1,038	244	7/1/2000	1965
Grand Island	NE	119	1,446	1,320		119	2,766	2,885	785	4/1/1995	1963
Gretna	NE	237	673	670		237	1,343	1,580	325	7/1/2000	1972
Lyons	NE	13	797	755		13	1,552	1,565	350	7/1/2000	1969
Milford	NE	24	880	559		24	1,439	1,463	372	7/1/2000	1967
North Platte	NE	370	8,968	58		370	9,026	9,396	197	2/17/2008	1988
Omaha	NE	4,680	22,022	—		4,680	22,022	26,702	206	8/21/2008	2007
Omaha	NE	650	5,850	225		650	6,075	6,725	597	6/3/2005	1992
Sutherland	NE	19	1,251	451		19	1,702	1,721	410	7/1/2000	1970
Utica	NE	21	569	411		21	980	1,001	220	7/1/2000	1966
Waverly	NE	529	686	538		529	1,224	1,753	343	7/1/2000	1989
Burlington	NJ	1,300	11,700	7		1,300	11,707	13,007	3,879	9/29/1995	1994
Cherry Hill	NJ	1,001	8,175	260		1,001	8,435	9,436	1,048	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	1,632		4,885	30,435	35,320	5,917	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	423		1,375	11,655	13,030	1,442	12/29/2003	2001

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Albuquerque	NM	3,828	22,572	1,382		3,828	23,954	27,782	4,648	1/11/2002	1986
Albuquerque	NM	1,060	9,875	8		1,060	9,883	10,943	298	10/30/2007	1973
Albuquerque	NM	540	10,105	8		540	10,113	10,653	305	10/30/2007	1977
Albuquerque	NM	1,660	9,173	8		1,660	9,181	10,841	277	10/30/2007	1983
Brooklyn	NY	3,870	8,545	—		3,870	8,545	12,415	80	8/8/2008	1971
East Syracuse	NY	720	17,084	—		720	17,084	17,804	125	9/30/2008	2001
East Syracuse(4)	NY	420	18,407	—		420	18,407	18,827	211	7/9/2008	1999
Columbus	OH	3,623	27,778	3,269		3,623	31,047	34,670	5,820	1/11/2002	1989
Grove City	OH	332	3,081	791		332	3,872	4,204	1,290	6/4/1993	1965
Beaver Falls	PA	1,500	13,500	368		1,500	13,868	15,368	1,246	10/31/2005	1997
Canonsburg	PA	1,518	13,493	587		1,518	14,080	15,598	10,229	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	277		1,001	8,510	9,511	1,056	12/29/2003	2001
Elizabeth	PA	696	6,304	328		696	6,632	7,328	611	10/31/2005	1986
Exton	PA	1,001	8,233	319		1,001	8,552	9,553	1,058	12/29/2003	2000
Fort Washington	PA	3,100	6,829	—		3,100	6,829	9,929	92	6/25/2008	1967
Glen Mills	PA	1,001	8,233	383		1,001	8,616	9,617	1,072	12/29/2003	2001
King of Prussia	PA	1,540	4,743	—		1,540	4,743	6,283	44	8/8/2008	1996
Murrysville	PA	300	2,506	—		300	2,506	2,806	468	2/28/2003	1998
New Britain (Chalfont)	PA	979	8,052	381		979	8,433	9,412	1,039	12/29/2003	1998
Penn Hills	PA	200	904	—		200	904	1,104	168	2/28/2003	1997
Pittsburgh	PA	644	5,856	496	(2,770)	644	3,581	4,225	386	10/31/2005	1987
Pittsburgh	PA	—	4,054	551	(4,340)	—	265	265	265	10/31/2005	1987
Pittsburgh	PA	3,000	11,828	6		3,000	11,835	14,835	160	6/11/2008	1991
South Park	PA	898	8,102	219		898	8,321	9,219	759	10/31/2005	1995
Tiffany Court (Kingston)	PA	—	5,682	365		—	6,047	6,047	734	12/29/2003	1997
Whitehall	PA	1,599	14,401	982		1,599	15,383	16,982	1,370	10/31/2005	1987
Lincoln	RI	520	10,077	—		520	10,077	10,597	136	6/25/2008	1997
Anderson	SC	295	3,509	192		295	3,701	3,996	406	11/19/2004	1999
Beaufort(4)	SC	188	2,234	557		188	2,791	2,979	329	11/19/2004	1999
Camden(4)	SC	322	3,697	787		322	4,484	4,806	494	11/19/2004	1999

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Columbia	SC	300	1,905	—		300	1,905	2,205	318	2/28/2003	1998
Greenwood	SC	310	2,790	178		310	2,968	3,278	287	6/3/2005	1999
Hartsville(4)	SC	401	4,775	466		401	5,241	5,642	574	11/19/2004	1999
Lexington(4)	SC	363	4,306	—		363	4,669	5,032	521	11/19/2004	1999
Myrtle Beach	SC	543	3,202	1,475		543	4,677	5,220	799	1/11/2002	1980
Orangeburg(4)	SC	303	3,607	642		303	4,249	4,552	459	11/19/2004	1999
Rock Hill	SC	300	1,705	—		300	1,705	2,005	306	2/28/2003	1998
Seneca(4)	SC	396	4,714	267		396	4,981	5,377	549	11/19/2004	2000
Huron	SD	144	3,108	4		144	3,112	3,256	1,379	6/30/1992	1968
Huron	SD	45	968	1		45	969	1,014	429	6/30/1992	1968
Sioux Falls	SD	253	3,062	4		253	3,066	3,319	1,361	6/30/1992	1960
Clarksville	TN	320	2,994	447		320	3,441	3,761	176	12/31/2006	1997
Cleveland(4)	TN	305	3,627	478		305	4,105	4,410	450	11/19/2004	1998
Cookeville(4)	TN	322	3,828	254		322	4,082	4,404	455	11/19/2004	1998
Franklin(4)	TN	322	3,833	133		322	3,966	4,288	445	11/19/2004	1997
Gallatin	TN	280	3,327	236		280	3,563	3,843	394	11/19/2004	1998
Goodlettsville	TN	300	3,207	100		300	3,307	3,607	551	2/28/2003	1998
Jackson(4)	TN	295	3,506	274		295	3,780	4,075	416	11/19/2004	1999
Knoxville(4)	TN	304	3,618	1,031		304	4,649	4,953	467	11/19/2004	1998
Maryville	TN	400	3,507	—		400	3,507	3,907	584	2/28/2003	1998
Nashville	TN	750	6,750	923		750	7,673	8,423	718	6/3/2005	1979
Allen	TX	2,590	17,912	—		2,590	17,912	20,502	168	8/21/2008	2006
Austin	TX	400	21,021	—		400	21,021	21,421	285	6/25/2008	1975
Austin	TX	1,540	27,467	—		1,540	27,467	29,007	147	10/31/2008	1993
Bellaire	TX	1,238	11,010	162		1,238	11,172	12,410	4,084	5/16/1994	1991
Boerne	TX	220	4,926	79		220	5,005	5,225	109	2/7/2008	1990
Dallas	TX	4,709	27,768	3,411		4,709	31,179	35,888	5,943	1/11/2002	1987
El Paso	TX	2,301	13,567	1,047		2,301	14,614	16,915	2,866	1/11/2002	1989
Fredericksburg	TX	280	4,866	68		280	4,934	5,214	108	2/7/2008	1999
Houston	TX	5,537	32,647	4,567		5,537	37,214	42,751	6,939	1/11/2002	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Irving	TX	2,830	15,082	—		2,830	15,082	17,912	204	6/25/2008	1995
San Antonio	TX	4,283	25,256	2,762		4,283	28,018	32,301	5,293	1/11/2002	1989
Woodlands	TX	3,694	21,782	2,748		3,694	24,530	28,224	4,761	1/11/2002	1988
Arlington	VA	1,885	16,734	270		1,885	17,004	18,889	6,146	7/25/1994	1992
Charlottesville	VA	2,976	26,422	431		2,976	26,853	29,829	9,761	6/17/1994	1991
Charlottesville	VA	641	7,633	702		641	8,335	8,976	912	11/19/2004	1998
Chesapeake	VA	160	1,498	714		160	2,212	2,372	299	5/30/2003	1987
Fairfax	VA	2,500	7,147	47		2,500	7,194	9,694	7	12/22/2008	1990
Fredericksburg	VA	287	8,480	510		287	8,990	9,277	1,622	10/25/2002	1998
Midlothian	VA	1,103	13,126	159		1,103	13,285	14,388	1,484	11/19/2004	1996
Newport News	VA	581	6,921	274		581	7,195	7,776	794	11/19/2004	1998
Norfolk	VA	1,530	9,531	20		1,530	9,552	11,082	10	12/22/2008	1986
Poquoson	VA	220	2,041	604		220	2,645	2,865	367	5/30/2003	1987
Richmond	VA	134	3,191	337		134	3,528	3,662	635	10/25/2002	1998
Richmond	VA	732	8,717	240		732	8,957	9,689	1,009	11/19/2004	1999
Virginia Beach	VA	893	7,926	129		893	8,055	8,948	2,944	5/16/1994	1990
Williamsburg	VA	270	2,468	870		270	3,338	3,608	440	5/30/2003	1987
Seattle	WA	256	4,869	67		256	4,936	5,192	2,185	11/1/1993	1964
Brookfield	WI	832	3,849	2,810		832	6,659	7,491	2,197	12/28/1990	1964
Clintonville	WI	30	1,625	352		30	1,977	2,007	899	12/28/1990	1965
Clintonville	WI	14	1,695	632		14	2,327	2,341	942	12/28/1990	1960
Kenosha	WI	750	7,669	31		750	7,700	8,450	185	1/1/2008	2000
Madison	WI	700	7,461	24		700	7,485	8,185	179	1/1/2008	2000
Madison	WI	144	1,633	1,617		144	3,250	3,394	996	12/28/1990	1920
Mequon	WI	800	8,388	37		800	8,425	9,225	202	1/1/2008	1999
Oak Creek	WI	650	18,396	123		650	18,519	19,169	442	1/1/2008	2001
Pewaukee	WI	984	2,432	967		984	3,399	4,383	1,318	9/10/1998	1963
Waukesha	WI	68	3,452	2,702		68	6,154	6,222	2,584	12/28/1990	1958
West Allis	WI	1,600	20,377	203		1,600	20,580	22,180	492	1/1/2008	2001
Laramie	WY	191	3,632	733		191	4,365	4,556	1,821	12/30/1993	1964

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2008
Location	State	Land	Building & Equipment	Costs Capitalized Subsequent to Acquisition	Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date

Worland	WY	132	2,507	946		132	3,453	3,585	1,415	12/30/1993	1970

		$319,591	$2,262,015	$241,973	$(16,323)	$319,591	$2,487,665	$2,807,256	$381,339

(1)
Aggregate cost for federal income tax purposes is approximately $2.8 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
Includes dates acquired by HRPT Properties Trust, our predecessor.

(4)
These properties are collateral for our $121.5 million of mortgage notes.

(5)
These properties are subject to our $15.2 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

        Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2005	$1,686,169	$239,031
Additions	143,107	44,073
Disposals	(6,900)	—
Impairment	(8,018)	(6,597)

Balance at December 31, 2006	1,814,358	276,507
Additions	127,389	47,384
Impairment	(1,400)	—

Balance at December 31, 2007	1,940,347	323,891
Additions	898,730	59,820
Disposals	(23,442)	(2,372)
Impairment	(8,379)	—

Balance at December 31, 2008	$2,807,256	$381,339

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ David J. Hegarty David J. Hegarty President and Chief Operating Officer Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty David J. Hegarty	President and Chief Operating Officer	March 2, 2009
/s/ Richard A. Doyle Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2009
/s/ John L. Harrington John L. Harrington	Trustee	March 2, 2009
/s/ Adam D. Portnoy Adam D. Portnoy	Trustee	March 2, 2009
/s/ Barry M. Portnoy Barry M. Portnoy	Trustee	March 2, 2009
/s/ Jeffrey P. Somers Jeffrey P. Somers	Trustee	March 2, 2009
/s/ Frederick N. Zeytoonjian Frederick N. Zeytoonjian	Trustee	March 2, 2009