Form 10-Q
period 2009-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2009-05-07
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non –Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares outstanding as of May 6, 2009: 120,454,198.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2009

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Real estate properties, at cost:
Land	$324,491	$319,591
Buildings and improvements	2,514,260	2,487,665
	2,838,751	2,807,256
Less accumulated depreciation	398,946	381,339
	2,439,805	2,425,917

Cash and cash equivalents	5,566	5,990
Restricted cash	4,777	4,344
Deferred financing fees, net	5,303	5,068
Acquired real estate leases, net	30,636	30,546
Other assets	22,455	25,009
Total assets	$2,508,542	$2,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$181,000	$257,000
Senior unsecured notes due 2012 and 2015, net of discount	322,053	322,017
Secured debt and capital leases	150,665	151,416
Accrued interest	8,180	11,121
Acquired real estate lease obligations, net	8,166	7,974
Other liabilities	19,079	15,988
Total liabilities	689,143	765,516

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 120,398,384 and 114,542,584 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,204	1,145
Additional paid-in capital	2,097,601	2,000,865
Cumulative net income	561,851	530,318
Cumulative distributions	(837,729)	(797,639)
Unrealized gain on investments	(3,528)	(3,331)
Total shareholders’ equity	1,819,399	1,731,358
Total liabilities and shareholders’ equity	$2,508,542	$2,496,874

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$68,377	$49,039
Interest and other income	208	514
Total revenues	68,585	49,553

Expenses:
Property operating expenses	2,955	—
Interest	10,776	9,518
Depreciation	18,389	13,023
Acquisition costs	112	—
General and administrative	4,820	3,696
Total expenses	37,052	26,237

Net income	$31,533	$23,316

Weighted average shares outstanding	117,853	91,080

Basic and diluted earnings per share:
Net income	$0.27	$0.26

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$31,533	$23,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,389	13,023
Amortization of deferred financing fees and debt discounts	540	524
Amortization of acquired real estate leases	160	(29)
Change in assets and liabilities:
Restricted cash	(433)	(315)
Other assets	2,274	1,193
Accrued interest	(2,941)	(2,720)
Other liabilities	3,119	2,761
Cash provided by operating activities	52,641	37,753

Cash flows from investing activities:
Acquisitions	(32,252)	(288,944)
Cash used for investing activities	(32,252)	(288,944)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	96,767	129,418
Proceeds from borrowings on revolving credit facility	32,000	176,000
Repayments of borrowings on revolving credit facility	(108,000)	(61,000)
Repayment of other debt	(751)	(514)
Deferred financing fees	(739)	—
Distributions to shareholders	(40,090)	(31,042)
Cash (used for) provided by financing activities	(20,813)	212,862

Decrease in cash and cash equivalents	(424)	(38,329)
Cash and cash equivalents at beginning of period	5,990	43,521
Cash and cash equivalents at end of period	$5,566	$5,192

Supplemental cash flow information:
Interest paid	$13,717	$11,714

Non-cash financing activities:
Issuance of common shares pursuant to our incentive share award plan	28	—

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or the Company, have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity.

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162.  SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy).  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s, or SEC’s, approval of the Public Company Accounting Oversight Board’s amendments to auditing standard AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not expect this standard will result in any change to our current accounting practices.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R).  SFAS No. 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) does affect our consolidated financial statements, principally by requiring us to expense acquisition costs.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, for our financial assets and liabilities, primarily investments in available for sale securities and senior notes (see Note 7).  The provisions of SFAS No. 157 relating to non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis was delayed in February 2008 with the issuance of Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, or FSP FASB No. 157-2.  Fair value measurements identified in FSP FASB No. 157-2 were effective for our fiscal year beginning January 1, 2009.  The adoption of FSP FASB No. 157-2 primarily resulted in additional disclosures in our consolidated financial statements with respect to our properties classified as held for sale.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4, FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2 and FAS 124-2, and FASB Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the assets or liabilities have significantly decreased. FSP FAS 157-4 also includes guidance on

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  FSP FAS 107-2 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amend APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.   Each of these FSPs is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact, if any, that these FSPs will have on our consolidated financial statements.

Note 2.  Real Estate Properties

At March 31, 2009, we owned 272 properties located in 34 states and Washington, D.C.

In May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings, or MOBs, from HRPT Properties Trust, or HRP, for an aggregate purchase price of approximately $565.0 million.  To date, we have acquired 38 of these properties containing 1.6 million square feet for approximately $366.0 million, excluding closing costs.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement.  We expect the closings of the remaining nine buildings to occur in 2010. We and HRP may mutually agree to accelerate the closings of these acquisitions.  We funded these acquisitions using cash on hand, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  Our obligations to complete the remaining purchases from HRP are subject to various conditions typical of commercial real estate purchases.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner.  As of March 31, 2009, the 47 buildings acquired and to be acquired were 98% leased to approximately 210 tenants for an average lease term of 7.8 years.  As part of this transaction, we also acquired rights of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) from HRP that are leased to tenants in medical related businesses.  HRP was formerly our parent company, and both we and HRP are managed by Reit Management & Research LLC, or RMR.  Because we and HRP are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRP’s boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.  For more information about our dealings with HRP and RMR and about the risks which may arise as a result of these related party transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

As of March 31, 2009, four of our properties are classified as held for sale.  These four properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $8.7 million at March 31, 2009.  In 2008, we entered into an agreement to sell one of these properties to an unaffiliated party for approximately $1.2 million.  In April 2009, we entered into another agreement to sell one of these properties to an unaffiliated party for approximately $3.1 million. The sales of these properties are subject to various contingencies, and we can provide no assurance that we will sell these properties.

During the three months ended March 31, 2009, pursuant to the terms of our existing leases with Five Star Quality Care, Inc., or Five Star, we purchased $12.7 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1.0 million.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Note 3.  Net Unrealized Loss on Investments

On March 31, 2009, we owned 1,000,000 common shares of HRP and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized loss on investments shown on our condensed consolidated balance sheets represents the difference between the quoted market prices of such shares on March 31, 2009 ($3.19 and $1.04 per share, respectively) and their cost on the dates they were acquired ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income	$31,533	$23,316
Other comprehensive income:
Change in net unrealized loss on investments	(197)	(1,068)
Comprehensive income	$31,336	$22,248

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010.  Our revolving credit facility permits borrowings up to $550.0 million.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The weighted average interest rate payable on borrowings under this revolving credit facility was 1.3% and 3.5% at March 31, 2009 and 2008, respectively.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of March 31, 2009 and 2008, we had $181.0 million and $115.0 million outstanding under this credit facility, respectively.  Subject to certain conditions, at our option, this credit facility’s maturity date can be extended to December 31, 2011 upon payment of a fee.

Note 6.  Shareholders’ Equity

On February 13, 2009, we paid a $0.35 per share, or $40.1 million, distribution to our common shareholders for the quarter ended December 31, 2008.  On April 7, 2009, we declared a distribution of $0.35 per share, or $42.2 million, to be paid to common shareholders of record on April 17, 2009, with respect to our results for the quarter ended March 31, 2009. We expect to pay this distribution on or about May 15, 2009.

In February 2009, we issued 5.9 million common shares in a public offering, raising net proceeds of approximately $96.8 million.  We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility, to fund the acquisitions described above and for general business purposes.

On February 24, 2009, pursuant to our incentive share award plan, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $14.23 per share, the closing price of our common shares on the New York Stock Exchange on that day, as compensation to Jeffrey P. Somers, one of our Independent Trustees, who was appointed as a trustee effective January 30, 2009.  We made this grant pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Under the terms of our business management agreement with RMR, on April 8, 2009 we issued 55,814 common shares in payment of an incentive fee of approximately $789 for services rendered by RMR during 2008. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Note 7.  Fair Value of Assets and Liabilities

The table below presents the assets and liabilities measured at fair value at March 31, 2009 categorized by the level of inputs used in the valuation of each asset, in accordance with SFAS No. 157.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$8,671	$—	$8,671	$—
Investments in available for sale securities (2)	3,226	3,226	—	—
Senior notes (3)	282,107	—	282,107	—

(1) Assets held for sale consist of four of our properties we expect to sell that are reported at fair value.  Level 2 inputs used to determine fair value include offers to purchase the properties made by third parties, or comparable sales transactions.  As of March 31, 2009, the net carrying value of these properties was approximately $8.7 million.  We have recorded impairments to these properties subsequent to their acquisition by us of approximately $8.6 million in order to reduce their carrying value to fair value.

(2) Investments in available for sale securities include our 1,000,000 common shares of HRP and 35,000 common shares of Five Star. The fair values of the common shares are based on quoted prices in active markets.  We have evaluated the near-term prospects of HRP and Five Star in relation to the severity and duration of the decline in fair value of their common shares.  Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

(3) We estimate the fair values of our senior notes using discounted cash flow analyses and currently prevailing interest rates. As of March 31, 2009, the book value carrying amount of our senior notes was $322.1 million.

In addition to the assets and liabilities described in the above table, additional financial instruments of ours include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying value at March 31, 2009 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flows analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related services are offered but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care facilities segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

fitness, wellness and spa service to members.  Prior to June 2008, our only operating segments were short term and long term residential care facilities that offer dining for residents and properties that offer fitness, wellness and spa services to members included in the “All Other” category.

	For the Three Months Ended March 31, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,037	$10,446	$3,894	$68,377
Interest and other income	—	13	195	208
Total revenues	54,037	10,459	4,089	68,585

Property operating expenses	—	2,955	—	2,955
Interest expense	2,030	184	8,562	10,776
Depreciation expense	14,873	2,594	922	18,389
Acquisition costs	—	112	—	112
General and administrative expense	—	—	4,820	4,820
Total expenses	16,903	5,845	14,304	37,052

Net income (loss)	$37,134	$4,614	$(10,215)	$31,533

Total assets	$1,885,213	$392,770	$230,559	$2,508,542

	For the Three Months Ended March 31, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$47,353	$—	$1,686	$49,039
Interest and other income	—	—	514	514
Total revenues	47,353	—	2,200	49,553

Interest expense	1,449	—	8,069	9,518
Depreciation expense	12,640	—	383	13,023
General and administrative expense	—	—	3,696	3,696
Total expenses	14,089	—	12,148	26,237

Net income (loss)	$33,264	$—	$(9,948)	$23,316

Total assets	$1,831,412	$—	$105,560	$1,936,972

Note 9.  Significant Tenant

Five Star is the lessee of 66% of our investments, at cost, as of March 31, 2009.  The following tables present summary financial information for Five Star for the three months ended March 31, 2009 and 2008, as reported in its Quarterly Report on Form 10-Q.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

Summary Financial Information of Five Star Quality Care, Inc.

	As of and for the Three Months Ended March 31,
	2009	2008
Total revenues	$295,165	$258,877
Operating income	3,361	7,355
Income from continuing operations	24,962	4,419
Net income	25,372	1,617

Current assets	116,305	146,314
Non-current assets	298,535	240,156
Total indebtedness	129,679	142,452
Current liabilities	135,797	124,980
Non-current liabilities	167,272	172,210
Total shareholders’ equity	111,771	89,280

Net cash provided by operating activities	23,090	21,689
Net cash provided by (used in) discontinued operations	1,532	(58)
Net cash used in investing activities	(6,173)	(543)
Net cash used in financing activities	(6,161)	(58)
Net increase in cash	12,288	21,030
Cash and cash equivalents at the beginning of the period	16,138	30,999
Cash and cash equivalents at the end of the period	28,426	52,029

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.

References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

Five Star is our former subsidiary and both we and Five Star have management contracts with RMR.  For information about our dealings with Five Star and about the risks which may arise as a result of these related party transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 10.  Pro Forma Information

During the three months ended March 31, 2009, we purchased one MOB for $19.3 million and, pursuant to the terms of our existing leases with Five Star, we purchased $12.7 million of improvements made to our properties leased to Five Star.  During 2008, we purchased 30 senior living properties, four wellness centers and 38 MOBs for an aggregate of $842.9 million and $69.4 million of improvements made to our properties leased to Five Star; repaid in full a mortgage loan on one of our properties for $12.6 million in April 2008; assumed $61.3 million of mortgage debt in conjunction with our 2008 acquisitions; recorded an impairment charge on four of our properties for $8.4 million; and sold three assisted living facilities to Five Star for $21.4 million for a gain on sale of approximately $266 in July 2008.  During 2009 and 2008, we issued 5.9 million and 25.8 million of our common shares, respectively.  The following table presents our pro forma results of operations as if all of these acquisitions and related financings were completed on

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(amounts in thousands, except per share data or as otherwise stated)

January 1, 2008.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	Pro Forma Information For the Three Months Ended March 31,
	2009	2008
Total revenues	$68,934	$69,166
Income before gain on sale of properties	$31,742	$25,031
Net income	$31,742	$25,297

Per common share data:
Income before gain on sale of properties	$0.26	$0.21
Net income	$0.26	$0.21

Note 11.  Affiliates Insurance Company

In February 2009 we invested $25 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested an additional $5.0 million in this insurance company.  We currently own approximately 16.67% of this insurance company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2008.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio:

As of March 31, 2009 (dollars in thousands)	# of Properties	# of Units/Beds	Carrying Value of Investment (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent
Facility Type
Independent living communities (2)	42	11,465	$1,101,141	38.8%	$108,029	38.0%
Assisted living facilities	121	8,531	908,621	32.0%	85,162	30.0%
Skilled nursing facilities	58	5,844	229,798	8.1%	19,954	7.1%
Rehabilitation hospitals	2	364	57,279	2.0%	11,348	4.0%
Wellness centers (3)	10	—	180,017	6.3%	17,069	6.0%
MOBs (4)	39	—	361,895	12.8%	42,355	14.9%
Total	272	26,204	$2,838,751	100.0%	$283,917	100.0%

Tenant/Operator
Five Star (Lease No. 1)	100	8,600	$718,621	25.3%	$63,764	22.4%
Five Star (Lease No. 2)	32	7,639	765,062	27.0%	81,942	28.9%
Five Star (Lease No. 3)	44	3,251	311,167	11.0%	23,746	8.4%
Five Star (Lease No. 4)	7	614	66,608	2.3%	7,596	2.7%
Sunrise/Marriott (5)	14	4,091	325,165	11.5%	32,547	11.5%
Brookdale Senior Living, Inc.	18	894	61,122	2.2%	8,000	2.8%
6 private companies (combined)	8	1,115	49,094	1.6%	6,898	2.4%
Starmark (3)	6	—	80,008	2.8%	6,519	2.3%
Life Time Fitness (3)	4	—	100,009	3.5%	10,550	3.7%
Multi-tenant MOBs (4)	39	—	361,895	12.8%	42,355	14.9%
Total	272	26,204	$2,838,751	100.0%	$283,917	100.0%

Tenant Operating Statistics (Quarter Ended December 31, 2008) (6)

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1) (7)	1.22x	1.37x	89%	90%	65%	63%	13%	13%	22%	24%
Five Star (Lease No. 2)	1.40x	1.56x	87%	90%	68%	69%	29%	28%	3%	3%
Five Star (Lease No. 3) (7)	1.19x	2.07x	85%	85%	55%	23%	14%	24%	31%	53%
Five Star (Lease No. 4)	0.83x	1.36x	83%	81%	98%	100%	—	—	2%	—
Sunrise/Marriott (5)	1.31x	1.90x	91%	90%	77%	79%	19%	17%	4%	4%
Brookdale Senior Living, Inc.	2.01x	1.85x	95%	91%	99%	98%	—	—	1%	2%
6 private companies (combined)	1.97x	2.09x	83%	88%	23%	24%	24%	24%	53%	52%
Starmark (3)	1.91x	1.93x	100%	100%	NA	NA	NA	NA	NA	NA
Life Time Fitness (3)	2.59x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Multi-tenant MOBs (4)	NA	NA	99%	NA	NA	NA	NA	NA	NA	NA

Tenant Operating Statistics (Twelve Months Ended December 31, 2008) (6)

					Percentage of Operating Revenue Sources
	Rent Coverage		Occupancy		Private Pay		Medicare		Medicaid
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Five Star (Lease No. 1) (7)	1.27x	1.33x	89%	90%	65%	64%	13%	13%	22%	23%
Five Star (Lease No. 2)	1.46x	1.53x	88%	90%	69%	69%	28%	28%	3%	3%
Five Star (Lease No. 3) (7)	1.41x	2.73x	85%	86%	45%	24%	17%	24%	38%	52%
Five Star (Lease No. 4)	1.10x	1.40x	84%	88%	99%	100%	—	—	1%	—
Sunrise/Marriott (5)	1.47x	1.42x	91%	89%	79%	79%	17%	18%	4%	3%
Brookdale Senior Living, Inc.	2.11x	2.05x	93%	89%	99%	98%	—	—	1%	2%
6 private companies (combined)	1.95x	1.92x	84%	88%	26%	24%	23%	24%	51%	52%
Starmark (3)	2.00x	NA	100%	NA	NA	NA	NA	NA	NA	NA
Life Time Fitness (3)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Multi-tenant MOBs (4)	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Properties where the majority of units are independent living apartments are classified as independent living communities.
(3)	The Starmark and Life Time Fitness wellness centers have a total of 812,000 square feet.
(4)

Since June 2008, we have acquired a total of 39 medical office, clinic and biotech laboratory buildings, or MOBs. The carrying value of these investments is before depreciation and includes intangible lease assets and liabilities. These MOBs have a total of approximately 1.7 million square feet.

(5)	Marriott International, Inc., or Marriott, guarantees this lease.
(6)

All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly or annual periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by rent payable to us. We have not independently verified our tenants’ operating data.

(7)	Excludes data for periods prior to our ownership of certain properties included in this lease.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008:

	2009	2008	Change	% Change
	(in thousands, except per share amounts)
Rental income	$68,377	$49,039	$19,338	39.4%
Interest and other income	208	514	(306)	(59.5)%

Property operating expenses	2,955	—	2,955	—
Interest expense	10,776	9,518	1,258	13.2%
Depreciation expense	18,389	13,023	5,366	41.2%
Acquisition costs	112	—	112	—
General and administrative expense	4,820	3,696	1,124	30.4%

Net income	$31,533	$23,316	$8,217	35.2%

Weighted average shares outstanding	117,853	91,080	26,773	29.4%

Net income per share	$0.27	$0.26	$0.01	3.8%

Rental income increased because of rents earned from our real estate acquisitions since April 1, 2008, including $10.4 million of rental income in the first quarter of 2009 due to our acquisition of 39 MOBs, offset by rent reductions resulting from the sale of three properties during the third quarter of 2008.  Interest and other income decreased as a result of lower levels of investable cash in money market funds and lower interest rates.

Property operating expenses for the quarter ended March 31, 2009 is the result of our acquisition of 39 MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, cleaning costs and property management fees paid to Reit Management & Research LLC, or RMR.

Interest expense increased because of greater amounts outstanding under our revolving credit facility offset by lower interest rates under our revolving credit facility. Our weighted average balance outstanding and interest rate under our revolving credit facility was $216.2 million and 1.3% and $24.0 million and 4.6% for the three months ended March 31, 2009 and 2008, respectively.  This increase was also due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions offset by our prepayment of a mortgage of $12.6 million on April 1, 2008.

Depreciation expense for the first quarter of 2009 increased because of acquisitions since April 1, 2008. Acquisition costs represent the closing costs associated with our acquisitions that are expensed under Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, commencing January 1, 2009.  General and administrative expenses increased in 2009 principally due to our acquisitions since April 1, 2008, and higher legal fees and accounting fees.

Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and June 2008 and February 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to meet operating expenses, debt service and pay planned distributions on our shares is rental income from our properties. This flow of funds has historically been sufficient to pay operating expenses and debt service relating to our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and planned distributions on our shares for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of and the current rent rates at our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations.

Our Operating Liquidity and Resources

Rents from our properties are our principal sources of funds for current expenses, debt service and distributions to shareholders. We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service and distributions to shareholders. During the three months ended March 31, 2009, we generated $52.6 million of cash from operations and at March 31, 2009, we had $5.6 million of cash and cash equivalents.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and expected distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. The facility matures in December 2010. The revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  At March 31, 2009, the weighted average interest rate payable on our revolving credit facility was 1.3%.  As of March 31, 2009, we had $181.0 million outstanding under this credit facility and as of May 6, 2009, we had $165.0 million outstanding under this credit facility.  Subject to certain conditions, at our option, this credit facility’s maturity date can be extended to December 31, 2011 upon payment of a fee.

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT Properties Trust, or HRP, for an aggregate purchase price of approximately $565.0 million.  To date, we have acquired 38 of these properties containing 1.6 million square feet for approximately $366.0 million, excluding closing costs.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement.  We expect the closings of the remaining nine buildings to occur in 2010. We and HRP may mutually agree to accelerate the closings of these acquisitions.  We funded these acquisitions using cash on hand, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  Our obligations to complete the remaining purchases from HRP are subject to various conditions typical of commercial real estate purchases.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner.  As of March 31, 2009, the 47 buildings acquired and to be acquired were 98% leased to approximately 210 tenants for an average lease term of 7.8 years.  As part of this transaction, we also acquired rights of first refusal to purchase any of 45 additional buildings (containing approximately 4.6 million square feet of rental space) from HRP that are leased to tenants in medical related businesses.  HRP was formerly our parent company, and both we and HRP are managed by RMR.  Because we and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

HRP are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRP’s boards of trustees composed solely of independent trustees who were not also independent trustees of both companies.

In February 2009, we issued 5.9 million common shares in a public offering, raising net proceeds of approximately $96.8 million.  We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and for general business purposes.

During the three months ended March 31, 2009, we purchased $12.7 million of improvements made to our properties that are leased to Five Star Quality Care, Inc., or Five Star.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

At March 31, 2009, we had $5.6 million of cash and cash equivalents and $369.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In 2008, we entered into an agreement to sell one of our properties to an unaffiliated party for approximately $1.2 million.  In April 2009, we entered into another agreement to sell one of our properties to an unaffiliated party for approximately $3.1 million.  These properties are classified as held for sale as of March 31, 2009.  The sales of these properties are subject to various contingencies, and we can provide no assurance that we will sell these properties.

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

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit rate spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request, our lenders may be unable or unwilling to renew our credit facilities and we may not be able to access additional capital.  Our ability to continue to access capital could be impacted by various factors, including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, the market price of our capital stock and the financial performance of our tenants.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increases in the interest costs under our floating rate debts and our fixed rate debts when we refinance or when we incur new debt.  These interest cost increases could have material and adverse impact on our results of operations and financial conditions.

On February 13, 2009, we paid a $0.35 per common share, or $40.1 million, distribution to our common shareholders for the quarter ended December 31, 2008.  On April 7, 2009, we declared a distribution of $0.35 per common share, or $42.2 million, to be paid to our common shareholders of record on April 17, 2009 with respect to our results for the quarter ended March 31, 2009. We expect to pay this distribution on or about May 15, 2009, using cash on hand and borrowings under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We are currently negotiating terms of a mortgage financing that may be sold to Fannie Mae in the amount of approximately $500.0 million.  We may determine not to continue to pursue this financing or to pursue other financings, in this amount or in materially higher or lower amounts, and in any event there can be no assurance that this financing will occur, especially in view of current conditions in the debt capital markets.

As of May 6, 2009, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at March 31, 2009, were our unsecured revolving credit facility, two public issues totaling $322.5 million of unsecured senior notes and $136.0 million of mortgage debt and bonds secured by 33 of our properties.  Our senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of March 31, 2009, we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and other debt obligations.

None of our indentures and related supplements, our revolving credit facility or our other debt obligations contains provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more.  Similarly, our revolving credit facility contains a cross-default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.

Related Person Transactions

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565.0 million.  To date, we have acquired 38 of these properties containing 1.6 million square feet for approximately $366.0 million, excluding closing costs. One of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement.  We expect the closings of the remaining nine buildings to occur in 2010. We and HRP may mutually agree to accelerate the closings of these acquisitions.  Our obligations to complete our outstanding purchases from HRP are subject to various conditions typical of commercial real estate purchases.  We can provide no assurance that we will purchase all of these buildings or that the remaining purchases will be completed in 2010 or sooner.  As of March 31, 2009, the 47 buildings acquired and to be acquired were 98% leased to approximately 210 tenants for an average lease term of 7.8 years.

HRP was formerly our parent.  We were spun off to HRP’s shareholders in 1999 and, at the time of this spin off, we and HRP entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs.  Concurrently with the execution and delivery of the purchase agreements described above, we and HRP entered into an amendment to that transaction agreement, or the first amendment agreement, to permit us, rather than HRP, to invest in medical office, clinic and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

biomedical, pharmaceutical and laboratory buildings.  The first amendment agreement is subject, in the case of mixed use buildings, to HRP’s retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP’s change of control or a change of control of HRP’s subsidiary which owns such properties.

Both we and HRP are managed by RMR, Barry Portnoy and Adam Portnoy are managing trustees of both us and HRP and Frederick Zeytoonjian is an Independent Trustee of both us and HRP.  Because of these relationships, the terms of our agreements entered in 2008 with HRP were negotiated and approved by special committees of our and HRP’s boards composed of independent trustees of each company who are not independent trustees of both. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and HRP, please read these agreements, copies of which are filed as exhibits to our Current Report on Form 8-K dated May 9, 2008.

Five Star is our largest tenant.  Five Star is our former subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  One of our trustees, Mr. Barry Portnoy, is currently a Managing Director of Five Star.  Because of these and other relationships we and Five Star may be considered related persons.  As of March 31, 2009, we leased 181 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $177.0 million.  Because of the relationships between us and Five Star, all of our transactions with Five Star are separately approved by our Independent Trustees and Five Star’s independent directors.

During the three months ended March 31, 2009, pursuant to the terms of our existing leases with Five Star, we purchased $12.7 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1.0 million.

Under the terms of our business management agreement with RMR, on April 8, 2009 we issued 55,814 common shares in payment of an incentive fee of approximately $789,000 for services rendered by RMR during 2008.

In February 2009 we invested $25,000 in an insurance company with RMR and other companies to which RMR provides management services, and in April 2009 we invested an additional $5.0 million in this insurance company.  We currently own approximately 16.67% of this insurance company.

For more information about our dealings with our managing trustees, Five Star, HRP and their affiliates and the insurance company in which we have invested and about the risks which may arise as a result of these related party transactions please see our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2008. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

At March 31, 2009, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages	49,968	6.54%	3,268	2017	Monthly
Mortgages	33,682	6.97%	2,348	2012	Monthly
Mortgage	14,962	6.91%	1,034	2013	Monthly
Mortgages	11,659	6.11%	712	2013	Monthly
Mortgage	4,436	6.50%	288	2013	Monthly
Mortgage	4,103	7.31%	300	2022	Monthly
Mortgage	2,002	7.85%	157	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$458,012		$36,055

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.7 million.  Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2009, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $13.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (continued)

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010.  Subject to certain conditions, at our option, this credit facility’s maturity date can be extended to December 31, upon payment of a fee. At March 31, 2009, we had $181.0 million outstanding and $369.0 million available for borrowing under our revolving credit facility.  At May 6, 2009, we had $165.0 million outstanding and $385.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our outstanding revolving indebtedness of $181.0 million at March 31, 2009 was 1.31% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2009	1.31%	$181,000	$2,371
10% reduction	1.18%	$181,000	$2,136
10% increase	1.44%	$181,000	$2,606

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at March 31, 2009 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2009	1.31%	$550,000	$7,205
10% reduction	1.18%	$550,000	$6,490
10% increase	1.44%	$550,000	$7,920

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15.  Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PURCHASE OR SELL PROPERTIES;

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES;

•                  OUR AGREEMENTS TO PURCHASE CERTAIN MOBS;

•                  OUR ENTRY INTO AGREEMENTS TO SELL PROPERTIES CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET;

•                  OUR PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES;

•                  OUR CURRENT NEGOTIATIONS WITH RESPECT TO THE TERMS OF A MORTGAGE FINANCING THAT WILL BE SOLD TO FANNIE MAE IN AN AMOUNT OF APPROXIMATELY $500.0 MILLION; AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR AND THEIR AFFILIATES;

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS; AND

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

•                  WE MAY NOT PROCEED WITH OUR PENDING PROPERTY SALES DUE TO MARKET CONDITIONS, FAILURE TO SATISFY CONTINGENCIES OR OTHER REASONS;

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN THIS INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

•                  WE MAY DETERMINE NOT TO CONTINUE TO PURSUE MORTGAGE FINANCING OR TO PURSUE OTHER FINANCINGS, IN AN AMOUNT OF $500.0 MILLION OR IN A MATERIALLY HIGHER OR LOWER AMOUNT, AND IN ANY EVENT THERE CAN BE NO ASSURANCE THAT THE FINANCING WILL OCCUR;

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

•                  OUR ABILITY TO GROW OUR BUSINESS AND PAY OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES;

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

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2009, pursuant to our incentive share award plan, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $14.23 per share, the closing price of our common shares on the New York Stock Exchange on that day, as compensation to Jeffrey P. Somers, one of our Independent Trustees, who was appointed as a trustee effective January 30, 2009.  We made this grant pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

As further described in our Annual Report on Form 10-K for the year ended December 31, 2008, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on April 8, 2009, we issued 55,814 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2008. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: May 7, 2009

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 7, 2009