Form 10-Q
period 2009-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2009-08-10
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of registrant’s common shares outstanding as of August 10, 2009: 120,464,198.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2009

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Real estate properties, at cost:
Land	$339,511	$319,591
Buildings and improvements	2,557,223	2,487,665
	2,896,734	2,807,256
Less accumulated depreciation	416,697	381,339
	2,480,037	2,425,917

Cash and cash equivalents	5,373	5,990
Restricted cash	4,589	4,344
Deferred financing fees, net	6,340	5,068
Acquired real estate leases, net	31,834	30,546
Other assets	32,025	25,009
Total assets	$2,560,198	$2,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$235,000	$257,000
Senior unsecured notes due 2012 and 2015, net of discount	322,089	322,017
Secured debt and capital leases	149,931	151,416
Accrued interest	10,866	11,121
Acquired real estate lease obligations, net	8,509	7,974
Other liabilities	24,230	15,988
Total liabilities	750,625	765,516

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 120,464,198 and 114,542,584 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,205	1,145
Additional paid-in capital	2,098,521	2,000,865
Cumulative net income	592,362	530,318
Cumulative distributions	(879,888)	(797,639)
Unrealized gain on investments	(2,627)	(3,331)
Total shareholders’ equity	1,809,573	1,731,358
Total liabilities and shareholders’ equity	$2,560,198	$2,496,874

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$69,399	$52,708	$137,776	$101,747
Interest and other income	186	682	394	1,196
Total revenues	69,585	53,390	138,170	102,943

Expenses:
Property operating expenses	3,219	100	6,174	100
Interest	10,707	9,810	21,483	19,328
Depreciation	18,635	14,327	37,024	27,376
Acquisition costs	1,282	—	1,394	—
General and administrative	5,231	4,533	10,051	8,203
Impairment of assets	—	2,940	—	2,940
Total expenses	39,074	31,710	76,126	57,947

Net income	$30,511	$21,680	$62,044	$44,996

Weighted average shares outstanding	120,455	100,302	119,161	95,691

Earnings per share:
Net income	$0.25	$0.22	$0.52	$0.47

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$62,044	$44,996
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,024	27,376
Amortization	1,487	963
Impairment of assets	—	2,940
Equity in losses of Affiliates Insurance Company	109	—
Change in assets and liabilities:
Restricted cash	(245)	87
Other assets	(1,461)	1,166
Accrued interest	(255)	(154)
Other liabilities	9,217	5,984
Cash provided by operating activities	107,920	83,358

Cash flows from investing activities:
Acquisitions	(95,257)	(386,356)
Investment in Affiliates Insurance Company	(5,074)	—
Proceeds from sale of real estate	3,090	—
Cash used for investing activities	(97,241)	(386,356)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	96,717	523,138
Proceeds from borrowings on revolving credit facility	119,000	210,000
Repayments of borrowings on revolving credit facility	(141,000)	(210,000)
Repayment of other debt	(1,485)	(13,464)
Deferred financing fees	(2,279)	—
Distributions to shareholders	(82,249)	(64,257)
Cash (used for) provided by financing activities	(11,296)	445,417

(Decrease) increase in cash and cash equivalents	(617)	142,419
Cash and cash equivalents at beginning of period	5,990	43,521
Cash and cash equivalents at end of period	$5,373	$185,940

Supplemental cash flow information:
Interest paid	$20,659	$19,482

Non-cash financing activities:
Issuance of common shares pursuant to our incentive share award plan	$1,002	$974

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or the Company, have been prepared without audit.  Certain information and disclosures required by accounting principles generally accepted in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 10, 2009 for potential recognition or disclosure.

In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009.  We have adopted SFAS No. 165 effective April 1, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 168, or the Codification, and, in doing so, authorized the Codification as the sole source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission, or SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the Codification.  We have evaluated the effect of SFAS No. 168 and have concluded that it will have no material effect on our financial position or results of operations.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP FAS 157-4, FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP FAS 115-2 and FAS 124-2, and FASB Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS 107-1 and APB 28-1.  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the assets or liabilities have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  FSP FAS 107-2 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and also amend APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.   Each of these FSPs is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSP’s does not result in any significant changes to our disclosures in our consolidated financial statements.

Note 2.  Real Estate Properties

At June 30, 2009, we owned 273 properties located in 34 states and Washington, D.C.

In May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings, or MOBs, from HRPT Properties Trust, or HRP, for an aggregate purchase price of approximately $565,000.  In January 2009, we acquired one of these MOBs containing 50,000 square feet for $19,250, plus closing costs.  In May 2009, we acquired two of these MOBs from HRP containing 192,000 square feet for $50,800, plus closing costs.  We recorded intangible lease assets of $4,100 and intangible lease liabilities of $1,100 for these MOBs acquired during the six months ended June 30, 2009.  At the request of a tenant for a property subject to a multi-property lease, in May 2009 we sold one of our MOB properties classified as held for sale to an unaffiliated party for approximately $3,090 which was its approximate net book value. On August 6, 2009, we acquired three of these MOBs from HRP containing 164,000 square feet for $115,700, plus closing costs.  We now own 42 of these properties containing 1.9 million square feet for an aggregate purchase price of approximately $527,600, plus closing costs.  One of the remaining buildings with an allocated value of $3,000 is no longer subject to our purchase agreement and one of the MOBs we acquired from HRP which was subject to a multi-property lease was sold at the tenant’s request.  We expect the closing of the purchase of the remaining four pending MOBs to occur by February 2010. We and HRP may mutually agree to accelerate the closings of these acquisitions.  We funded these acquisitions using cash on hand, proceeds from mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10,800 with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  Our obligations to complete the pending purchase of the remaining four MOBs from HRP are subject to various conditions typical of commercial real estate purchases.  We can provide no assurance that we will purchase any or all of these buildings or that the remaining purchases will be completed in 2010 or sooner.  As of June 30, 2009, the MOBs that we acquired from HRP and which remain subject to our purchase agreements were 98% leased to approximately 210 tenants for an average lease term of 7.6 years.  HRP was formerly our parent company, and both we and HRP are managed by Reit Management & Research LLC, or RMR.  Because we and HRP are both managed by RMR, the terms of these transactions were negotiated by special

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

committees of our and HRP’s boards of trustees composed of trustees who were not also trustees of both companies.  For more information about our dealings with HRP and RMR and their affiliates and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, or the First Quarter Report, the other Items in this Quarterly Report on Form 10-Q, and our other filings made with the SEC, and in particular, the section captioned “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related  Person Transactions” in the Annual Report, First Quarter Report and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated March 30, 2009 relating to our 2009 Annual Shareholders Meeting.

As of June 30, 2009, four of our properties are classified as held for sale.  These four properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $5,550 at June 30, 2009.  For the three and six months ended June 30, 2008, we recognized an impairment of assets charge of $2,940 related to one of these properties.  These properties are currently leased to Five Star Quality Care, Inc., or Five Star.

During the six months ended June 30, 2009, pursuant to the terms of our existing leases with Five Star, we purchased $24,240 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1,940.

Note 3.  Net Unrealized Loss on Investments

On June 30, 2009, we owned 1,000,000 common shares of HRP and 35,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized loss on investments shown on our condensed consolidated balance sheets represents the difference between the quoted market prices of such shares on June 30, 2009 ($4.06 and $1.91 per share, respectively) and our costs on the dates we acquired these shares ($6.50 and $7.26 per share, respectively).

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$30,511	$21,680	$62,044	$44,996
Other comprehensive income:
Change in net unrealized gain / loss on investments	900	(17)	704	(1,085)
Comprehensive income	$31,411	$21,663	$62,748	$43,911

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures in December 2010.  Our revolving credit facility permits borrowings up to $550,000.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The weighted average interest rate payable on borrowings under this revolving credit facility was 1.3% and 3.3% at June 30, 2009 and 2008, respectively.  In addition to interest we pay certain fees to maintain this credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of June 30, 2009 and 2008, we had $235,000 and zero amounts outstanding under this credit facility, respectively, and $315,000 and $550,000 available under this credit facility, respectively.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Shareholders’ Equity

Under the terms of our business management agreement with RMR, on April 8, 2009, we issued 55,814 common shares in payment of an incentive fee of approximately $789 for services rendered by RMR during 2008. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On May 15, 2009, we paid a $0.35 per share, or $42,160, distribution to our common shareholders for the quarter ended March 31, 2009.  On July 1, 2009, we declared a distribution of $0.36 per share, or $43,360, to be paid to common shareholders of record on July 10, 2009, with respect to our results for the quarter ended June 30, 2009. We expect to pay this distribution on or about August 14, 2009.

On May 18, 2009, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $15.45 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2009 categorized by the level of inputs used in the valuation of each asset or liability, in accordance with SFAS No. 157.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$5,548	$—	$5,548	$—
Investments in available for sale securities (2)	4,127	4,127	—	—
Senior notes (3)	309,536	—	309,536	—

(1) Assets held for sale consist of four of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties.  As of June 30, 2009, the net carrying value of these properties was approximately $5,550.  We have recorded impairments to these properties subsequent to their acquisition by us of approximately $8,330 in order to reduce their carrying value to fair value.

(2) Our investments in available for sale securities include our 1,000,000 common shares of HRP and 35,000 common shares of Five Star. The fair values of these shares are based on quoted prices in active markets (level 1 inputs).  We have evaluated the near-term prospects of HRP and Five Star in relation to the severity and duration of the decline in fair value of their common shares.  Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

(3) We estimate the fair values of our senior notes using as average of the bid and ask price of our two issues of senior notes at the balance sheet date (level 2 inputs). As of June 30, 2009, the book value carrying amount of our senior notes was $322,089.

In addition to the assets and liabilities described in the above table, our additional financial instruments  include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying value at June 30, 2009 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flows analyses and prevailing interest rates.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related services are offered but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care facilities segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.  Prior to June 2008, our only operating segments were short term and long term residential care facilities that offer dining for residents and properties that offer fitness, wellness and spa services to members included in the “All Other” category.

	For the Three Months Ended June 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,484	$11,004	$3,911	$69,399
Interest and other income	—	—	186	186
Total revenues	54,484	11,004	4,097	69,585

Property operating expenses	—	3,219	—	3,219
Interest expense	2,039	190	8,478	10,707
Depreciation expense	14,983	2,730	922	18,635
Acquisition costs	—	1,282	—	1,282
General and administrative	—	—	5,231	5,231
Total expenses	17,022	7,421	14,631	39,074

Net income (loss)	$37,462	$3,583	$(10,534)	$30,511

Total assets	$1,881,050	$439,545	$239,603	$2,560,198

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$50,844	$232	$1,632	$52,708
Interest and other income	—	—	682	682
Total revenues	50,844	232	2,314	53,390

Property operating expenses	—	100	—	100
Interest expense	1,220	—	8,590	9,810
Depreciation expense	13,876	94	357	14,327
General and administrative	—	—	4,533	4,533
Impairment of assets	2,940	—	—	2,940
Total expenses	18,036	194	13,480	31,710

Net income (loss)	$32,808	$38	$(11,166)	$21,680

Total assets	$1,827,693	$74,942	$296,430	$2,199,065

	For the Six Months Ended June 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$108,520	$21,451	$7,805	$137,776
Interest and other income	—	12	382	394
Total revenues	108,520	21,463	8,187	138,170

Property operating expenses	—	6,174	—	6,174
Interest expense	4,069	374	17,040	21,483
Depreciation expense	29,855	5,324	1,845	37,024
Acquisition costs	—	1,394	—	1,394
General and administrative	—	—	10,051	10,051
Total expenses	33,924	13,266	28,936	76,126

Net income (loss)	$74,596	$8,197	$(20,749)	$62,044

Total assets	$1,881,050	$439,545	$239,603	$2,560,198

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$98,135	$232	$3,380	$101,747
Interest and other income	—	—	1,196	1,196
Total revenues	98,135	232	4,576	102,943

Property operating expenses	—	100	—	100
Interest expense	2,668	—	16,660	19,328
Depreciation expense	26,542	94	740	27,376
General and administrative	—	—	8,203	8,203
Impairment of assets	2,940	—	—	2,940
Total expenses	32,150	194	25,603	57,947

Net income (loss)	$65,985	$38	$(21,027)	$44,996

Total assets	$1,827,693	$74,942	$296,430	$2,199,065

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Significant Tenant

Five Star is the lessee of 65% of our investments, at cost, as of June 30, 2009.  The following tables present summary financial information for Five Star for the three and six months ended June 30, 2009 and 2008, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

	For the Three Months Ended June 30,
Operations	2009	2008
Total revenues	$297,127	$270,454
Operating income	4,071	6,145
Income from continuing operations	9,047	4,307
Net income	8,578	3,489

	For the Six Months Ended June 30,
	2009	2008
Total revenues	$591,507	$528,520
Operating income	7,465	13,495
Income from continuing operations	34,044	8,721
Net income	33,950	5,106

Cash Flows
Cash provided by operating activities	23,544	22,294
Net cash provided by (used in) discontinued operations	1,028	(463)
Cash used in investing activities	(10,552)	(6,829)
Cash used in financing activities	(8,409)	(117)
Change in cash and cash equivalents	5,611	14,885
Cash and cash equivalents at beginning of period	16,138	30,999
Cash and cash equivalents at end of period	21,749	45,884

	As of June 30,
Financial Position	2009	2008
Current assets	$188,049	$137,455
Non-current assets	227,337	243,390
Total indebtedness	119,545	142,393
Current liabilities	174,121	116,315
Non-current liabilities	117,032	172,980
Total shareholders’ equity	124,233	91,550

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in Five Star’s Quarterly Report is not incorporated by reference into these financial statements.

Five Star is our former subsidiary and both we and Five Star have management contracts with RMR.  For information about our dealings with Five Star and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, especially the section titled “Risk Factors”.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10.  Pro Forma Information

During the three months ended June 30, 2009, we purchased two MOBs for approximately $50,800 and sold one MOB for $3,090.  Also, during this three month period, pursuant to the terms of our existing leases with Five Star, we purchased $11,506 of improvements made to our properties leased to Five Star.  During the six months ended June 30, 2009, we purchased three MOBs for approximately $70,000, sold one MOB for $3,090 and, pursuant to the terms of our existing leases with Five Star, we purchased $24,240 of improvements made to our properties leased to Five Star.  During 2008: we purchased 30 senior living properties, four wellness centers and 38 MOBs for an aggregate of $842,900; we purchased $69,400 of improvements made to our properties leased to Five Star; we repaid in full a mortgage loan on one of our properties for $12,600 in April 2008; we assumed $61,300 of mortgage debt in conjunction with our 2008 acquisitions; we recorded an impairment charge on four of our properties for $8,380; and we sold three assisted living facilities to Five Star for $21,350 and realized a gain on sale of approximately $266 in July 2008.  During 2009 and 2008, we also issued 5,853 and 25,759 of our common shares, respectively.  The following table presents our pro forma results of operations as if all of these acquisitions, dispositions and financing transactions were completed on January 1, 2008.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity capital structure.

	Pro Forma Results
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$70,608	$70,784	$141,222	$141,424
Income before gain on sale of properties	$30,891	$23,350	$63,206	$56,864
Net income	$30,891	$23,616	$63,206	$57,130

Per common share data:
Income before gain on sale of properties	$0.26	$0.19	$0.52	$0.47
Net income	$0.26	$0.20	$0.52	$0.47

Note 11.  Affiliates Insurance Company

As of June 30, 2009, we have invested $5,074 in Affiliates Insurance Company, or AIC, an insurance company, that is also owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $4,964.  This investment is included in other assets on our condensed consolidated balance sheets.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income included in general and administrative expenses.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we have considered, among other things, the individual assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to June 30, 2009, we invested an additional $35 in order to fund our share of formation and licensing costs for AIC.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12.  Subsequent Events

On August 4, 2009, a special purpose subsidiary of ours closed a $512,900 mortgage financing with the Federal National Mortgage Association, or FNMA. This mortgage loan is secured by first liens on 28 senior living properties that we own and lease to Five Star with 5,618 living units / beds located in 16 states. We used a portion of the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility and to purchase three MOBs from HRP. We intend to use the balance of the proceeds to fund investments, including possibly accelerating the remaining MOB acquisitions from HRP, and for general business purposes.   In connection with the FNMA transaction, we realigned our four leases with Five Star.  Lease no. 1 (which is comprised of four separate leases) now includes 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024.  Lease no. 2 now includes 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026.  Lease no. 3 now includes the 28 FNMA financed properties, including independent living communities and assisted living communities, and expires in 2028.  Lease no. 4 now includes 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2017.  In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Realignment Agreement.  Pursuant to the terms of the Realignment Agreement, (1) the four leases, or the Leases, were reconfigured as described above, (2) we acquired certain personal property located at 28 properties in 16 states, or the Properties, from subsidiaries of Five Star and pledged that property to FNMA, (3) we purchased 3,200,000 shares, or the Shares, of common stock, $.01 par value per share, which represent approximately 9% of the total common stock outstanding of Five Star, (4) Five Star agreed to undertake certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure their obligations under the Lease under which the Properties are leased and certain of their obligations relating to the $512,900 secured term loan.  To compensate Five Star for the sale of its personal property, the sale of the Shares, the pledge of intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under one of the Leases, but not the lease under which the Properties are leased, by $2,000 per year for the term of that Lease, which will expire in 2026; (2) we paid Five Star a total of $18,600; and (3) we agreed to reimburse Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction.  Five Star has granted certain registration rights to us with regard to the Shares.  For more information about this FNMA financing and the agreement we entered with Five Star to facilitate this financing please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

In July 2009, we agreed to purchase, from an unaffiliated party, one senior living property for approximately $21,000.  We intend to lease this property to Five Star.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if needed.  The purchase of this property is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase this property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2008.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per unit/square foot):

As of June 30, 2009

	Number of Properties	Number of Units/Beds or Square Feet	Investment Carrying Value (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent

Facility Type
Independent living communities (2)	43	11,524	$1,108,572	38.3%	$109,631	37.6%
Assisted living facilities (2)	120	8,472	909,430	31.4%	84,353	28.9%
Skilled nursing facilities (2)	58	5,844	230,192	7.9%	20,355	6.9%
Rehabilitation hospitals	2	364	60,175	2.1%	11,580	4.0%
Wellness centers	10	812,000	180,017	6.2%	17,069	5.9%
MOBs	40	1,831,082	408,348	14.1%	48,748	16.7%
Total	273		$2,896,734	100.0%	$291,736	100.0%

Tenant / Operator
Five Star (Lease No. 1) (3)	80	5,919	$534,517	18.5%	$45,195	15.4%
Five Star (Lease No. 2) (3)	50	6,106	501,699	17.3%	51,072	17.5%
Five Star (Lease No. 3) (3)	28	5,618	607,337	21.0%	61,181	21.0%
Five Star (Lease No. 4) (3)	25	2,461	229,435	7.9%	21,057	7.2%
Sunrise / Marriott (4)	14	4,091	325,165	11.2%	32,416	11.1%
Brookdale	18	894	61,122	2.1%	8,114	2.8%
6 private companies (combined)	8	1,115	49,094	1.7%	6,884	2.4%
Wellness centers	10	812,000	180,017	6.2%	17,069	5.9%
Multi-tenant MOBs	40	1,831,082	408,348	14.1%	48,748	16.7%
Total	273		$2,896,734	100.0%	$291,736	100.0%

Tenant Operating Statistics (Quarter Ended March 31, 2009) (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot (6)
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1) (3)	1.23x	1.22x	87%	85%	$7,636	$7,103
Five Star (Lease No. 2) (3) (7)	1.20x	1.41x	83%	85%	$6,878	$6,344
Five Star (Lease No. 3) (3)	1.63x	1.63x	90%	92%	$10,890	$10,605
Five Star (Lease No. 4) (3)	1.12x	1.45x	86%	86%	$8,556	$7,890
Sunrise / Marriott (4)	1.45x	1.61x	91%	91%	$7,924	$7,760
Brookdale	2.22x	2.23x	92%	91%	$9,076	$8,806
6 private companies (combined)	1.83x	2.24x	82%	87%	$6,174	$5,991
Wellness centers (8)	2.27x	2.19x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	99%	NA	$27	$20

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Operating Statistics (Quarter Ended March 31, 2009) (5)

	Short and Long Term Residential Care Facilities
	Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1) (3)	60%	51%	14%	18%	25%	31%
Five Star (Lease No. 2) (3)	52%	50%	32%	34%	15%	16%
Five Star (Lease No. 3) (3)	86%	88%	13%	12%	1%	—
Five Star (Lease No. 4) (3)	67%	69%	14%	14%	19%	17%
Sunrise / Marriott (4)	68%	79%	28%	18%	4%	3%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	24%	29%	25%	24%	51%	47%

(1)   Amounts are before depreciation, but after impairment write downs, if any.

(2)   Properties are categorized by the type of living units / beds which constitute a majority of the living units / beds at the property.

(3)   On August 4, 2009, in connection with the Federal National Mortgage Association, or FNMA, transaction, we realigned our four leases with Five Star Quality Care, Inc., or Five Star.  The data presented reflects this realignment.

(4)   Marriott International, Inc. guarantees this lease.

(5)   All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly periods, or the most recent prior period for which tenant operating results are available to us from our tenants. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  Excludes data for periods prior to our ownership of some of these properties.

(6)   Represents annualized rent by lease divided by the number of living units, beds or square feet leased at June 30, 2009 and 2008.

(7)   Annualized rental income per living unit, bed or square foot excludes the two rehabilitation hospitals as these properties have extensive clinic space for services to both overnight patients and patients who receive treatment and do not stay overnight, and these properties are not comparable to residential senior living properties.

(8)   Annualized rental income per living unit, bed or square foot excludes the wellness centers as these properties have extensive indoor and outdoor recreation space not comparable to properties where rent is based on interior space only.

(9)   Our medical office, clinic and biotech laboratory building, or MOB, leases include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense and net and modified leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called “full-service” leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(10) Private pay is revenues excluding Medicare and Medicaid revenues.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding lease expirations as of June 30, 2009 (dollars in thousands):

	Annualized Rent				Percent of Total	Cumulative Percentage of Annualized
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Annualized Current Rent Expiring	Current Rent Expiring

2009	$—	$1,608	$—	$1,608	0.6%	0.6%
2010	1,333	2,558	—	3,891	1.3%	1.9%
2011	—	1,989	—	1,989	0.7%	2.6%
2012	—	5,737	—	5,737	2.0%	4.6%
2013	32,416	3,596	—	36,012	12.3%	16.9%
2014	—	5,744	—	5,744	2.0%	18.9%
2015	2,072	5,320	—	7,392	2.5%	21.4%
2016	2,875	3,847	—	6,722	2.3%	23.7%
2017	29,171	1,299	—	30,470	10.4%	34.1%
2018	—	1,793	—	1,793	0.6%	34.7%
2019 and after	158,052	15,257	17,069	190,378	65.3%	100.0%
Total	$225,919	$48,748	$17,069	$291,736	100.0%

Average remaining lease term for all properties (weighted by rent) 13.1 years

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Percentage of Number of Tenants Expiring

2009	—	19	—	19	8.8%	8.8%
2010	1	27	—	28	12.9%	21.7%
2011	—	22	—	22	10.1%	31.8%
2012	—	36	—	36	16.6%	48.4%
2013	1	20	—	21	9.7%	58.1%
2014	—	19	—	19	8.8%	66.9%
2015	2	18	—	20	9.2%	76.1%
2016	2	15	—	17	7.8%	83.9%
2017	2	12	—	14	6.5%	90.4%
2018	—	5	—	5	2.3%	92.7%
2019 and after	4	10	2	16	7.3%	100.0%
Total	12	203	2	217	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units or Beds or Square Feet with Leases Expiring

Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet

2009	—	0.0%	45,328	—	45,328	1.7%
2010	140	0.5%	81,416	—	81,416	3.1%
2011	—	0.0%	61,618	—	61,618	2.4%
2012	—	0.0%	289,628	—	289,628	11.1%
2013	4,091	15.6%	141,719	—	141,719	5.4%
2014	—	0.0%	148,963	—	148,963	5.7%
2015	283	1.1%	232,520	—	232,520	8.9%
2016	517	2.0%	114,227	—	114,227	4.4%
2017	3,355	12.8%	32,895	—	32,895	1.3%
2018	—	0.0%	48,174	—	48,174	1.8%
2019 and after	17,818	68.0%	607,205	812,000	1,419,205	54.2%
Total	26,204	100.0%	1,803,693	812,000	2,615,693	100.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

	2009	2008	Change	% Change
	(dollars in thousands, except per share amounts)
Rental income	$69,399	$52,708	$16,691	31.7%
Interest and other income	186	682	(496)	(72.7)%

Property operating expenses	3,219	100	3,119	3,119.0%
Interest expense	10,707	9,810	897	9.1%
Depreciation expense	18,635	14,327	4,308	30.1%
Acquisition costs	1,282	—	1,282	—
General and administrative	5,231	4,533	698	15.4%
Impairment of assets	—	2,940	(2,940)	—

Net income	$30,511	$21,680	$8,831	40.7%

Weighted average shares outstanding	120,455	100,302	20,153	20.1%

Net income per share	$0.25	$0.22	$0.03	13.6%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased because of rents earned from our real estate acquisitions since July 1, 2008, including $11.0 million of rental income in the second quarter of 2009 due to our acquisition of MOBs since June 2008, partially offset by a reduction in rental income resulting from the sale of three properties during the third quarter of 2008.  Interest and other income decreased as a result of lower levels of investable cash and lower interest rates.

The increase in property operating expenses for the quarter ended June 30, 2009 is the result of our acquisition of MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, cleaning costs and property management fees paid to Reit Management & Research LLC, or RMR.

Interest expense increased because of greater amounts outstanding under our revolving credit facility offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $200.1 million and 1.3%, and $87.6 million and 3.6%, for the three months ended June 30, 2009 and 2008, respectively.  Interest expense also increased due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions.

Depreciation expense for the second quarter of 2009 increased because of acquisitions since July 1, 2008. Acquisition costs represent the closing costs associated with our acquisitions that are required to be expensed under U.S. Generally Accepted Accounting Principles, or GAAP, effective on January 1, 2009.  General and administrative expenses increased in 2009 principally due to our acquisitions since July 1, 2008, higher legal fees, taxes and a loss on an equity investment.

Net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in June 2008 and February 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008:

	2009	2008	Change	% Change
	(in thousands, except per share amounts)
Rental income	$137,776	$101,747	$36,029	35.4%
Interest and other income	394	1,196	(802)	(67.1)%

Property operating expenses	6,174	100	6,074	6,074.0%
Interest expense	21,483	19,328	2,155	11.1%
Depreciation expense	37,024	27,376	9,648	35.2%
Acquisition costs	1,394	—	1,394	—
General and administrative	10,051	8,203	1,848	22.5%
Impairment of assets	—	2,940	(2,940)	—

Net income	$62,044	$44,996	$17,048	37.9%

Weighted average shares outstanding	119,161	95,691	23,470	24.5%

Net income per share	$0.52	$0.47	$0.05	10.6%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased because of rents earned from our real estate acquisitions since July 1, 2008, including $21.5 million of rental income in the six months ended June 30, 2009 due to our acquisition of MOBs since June 2008, partially offset by a reduction in rental income resulting from the sale of three properties during the third quarter of 2008.  Interest and other income decreased as a result of lower levels of investable cash and lower interest rates.

The increase in property operating expenses for the six months ended June 30, 2009 is the result of our acquisition of MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, cleaning costs and property management fees paid to RMR.

Interest expense increased because of greater amounts outstanding under our revolving credit facility partially offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $209.3 million and 1.3%, and $56.3 million and 3.8%, for the six months ended June 30, 2009 and 2008, respectively.  Interest expense also increased due to $61.3 million of debt assumed as part of our third quarter 2008 acquisitions offset by our prepayment of a mortgage of $12.6 million on April 1, 2008.

Depreciation expense for the six months ended June 30, 2009 increased because of acquisitions since July 1, 2008. Acquisition costs represent the closing costs associated with our acquisitions that are required to be expensed under GAAP, effective on January 1, 2009.  General and administrative expenses increased in 2009 principally due to our acquisitions since July 1, 2008, higher legal fees, state taxes and a loss on an equity investment.

Net income per share increased because of the changes in revenues and expenses described above offset by the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and June 2008 and February 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distributions on our shares for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rent rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. During the six months ended June 30, 2009, we generated $107.9 million of cash from operations and at June 30, 2009, we had $5.4 million of cash and cash equivalents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. This revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity. No principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  This facility matures in December 2010. Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee.

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT Properties Trust, or HRP, for a total purchase price of $565.0 million.  Through August 10, 2009, we own 42 of these properties for a total purchase price of approximately $527.6 million and one property with a value of approximately $3.0 million was removed from this contract.  We have agreed to purchase the remaining four properties for approximately $28.9 million by February 2010; but we and HRP may agree to accelerate these closings.  For more information concerning these purchases please see Note 2 to our Condensed Consolidated Financial Statements above and the subsection titled “Related Persons Transactions” below.

In February 2009, we issued 5.9 million common shares in a public offering, raising net proceeds of approximately $96.8 million.  We used the net proceeds from this offering to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and for general business purposes.

During the six months ended June 30, 2009, we purchased $24.2 million of improvements made to our properties that are leased to Five Star.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.  As a result of this purchase, the annual rent payable to us by Five Star increased by approximately $1.9 million.

At June 30, 2009, we had $5.4 million of cash and cash equivalents and $315.0 million available under our revolving credit facility.  As a result of our completion of the FNMA financing on August 4, 2009, on August 10, 2009, we had approximately $154.7 million cash on hand, zero amounts outstanding under our revolving credit facility and the full $550.0 million available for drawing.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid debt markets and wide credit rate spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request, our lenders may be unable or unwilling to renew our credit facilities and we may not be able to access additional capital.  Our ability to continue to access capital could be impacted by various factors, including general market conditions and the continuing recession in the U.S. economy, interest rates, credit ratings on our securities, the market price of our capital stock and the financial performance of our tenants.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increases in the interest costs under our floating rate debts and our fixed rate debts when we refinance or when we incur new debt.  These interest cost increases could have a material and adverse impact on our results of operations and financial conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 13, 2009, we paid a $0.35 per common share, or $40.1 million, quarterly distribution to our common shareholders for the quarter ended December 31, 2008.  On May 15, 2009, we paid a $0.35 per common share, or $42.2 million, quarterly distribution to our common shareholders for the quarter ended March 31, 2009.  On July 1, 2009, we declared a quarterly distribution of $0.36 per common share, or $43.4 million, to be paid to our common shareholders of record on July 10, 2009 with respect to our results for the quarter ended June 30, 2009. We expect to pay this quarterly distribution on or about August 14, 2009, using cash on hand and, if necessary, borrowings under our revolving credit facility.

On August 4, 2009, we closed a $512.9 million mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties leased to Five Star. We used a portion of the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility and to purchase three MOBs from HRP.  We intend to use the balance of the proceeds to fund investments, including possibly accelerating the remaining MOB acquisitions from HRP, and for general business purposes.  In connection with the FNMA transaction, we realigned our leases with Five Star, we purchased property and securities from Five Star and we reduced the rent payable by Five Star to us and Five Star assumed certain obligations to FNMA.  For more information about the changes in our relationship with Five Star resulting from the FNMA transaction, please see Note 12 to our Condensed Consolidated Financial Statements above and the subsection titled “Related Persons Transactions” below.

In July 2009, we agreed to purchase, from an unaffiliated party, one senior living property for approximately $21.0 million.  We intend to lease this property to Five Star.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if needed.  The purchase of this property is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase this property.

As of August 10, 2009, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at June 30, 2009, were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $322.5 million and $134.9 million of mortgages secured by 33 of our properties.  Our senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2009, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our public debt indenture and related supplements contain cross default provisions to any other debts of $10.0 million or more.  Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.

Related Persons Transactions

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565.0 million.  In January 2009, we acquired one of these MOBs containing 50,000 square feet for $19.3 million, plus closing costs.  In May 2009, we acquired two of these MOBs from HRP containing 192,000 square feet for $50.8 million, plus closing costs.  We recorded intangible lease assets of $4.1 million and intangible lease liabilities of $1.1 million for these MOBs acquired during the six months ended June 30, 2009.  At the request of a tenant for a property subject to a multi-property lease, in May 2009 we sold one of our MOB properties classified as held for sale to an unaffiliated party for approximately $3.1 million which was its approximate net book value. On August 6, 2009, we acquired three of these MOBs from HRP containing 164,000 square feet for $115.7 million, plus closing costs.  We now own 42 of these properties containing 1.9 million square feet for an aggregate purchase price of approximately $527.6 million, plus closing costs.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement and one of the MOBs we acquired from HRP which was subject to a multi-property lease was sold at the tenant’s request.  We expect the closing of the purchase of the remaining four pending MOBs to occur by February 2010. We and HRP may mutually agree to accelerate the closings of these acquisitions.  We funded these acquisitions using cash on hand, proceeds from mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  Our obligations to complete the pending purchase of the remaining four MOBs from HRP are subject to various conditions typical of commercial real estate purchases.  We can provide no assurance that we will purchase any or all of these buildings or that the remaining purchases will be completed in 2010 or sooner.  As of June 30, 2009, the MOBs that we acquired from HRP and which remain subject to our purchase agreements were 98% leased to approximately 210 tenants for an average lease term of 7.6 years.  HRP was formerly our parent company, and both we and HRP are managed by RMR.  Because we and HRP are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRP’s boards of trustees composed of trustees who were not also trustees of both companies.

HRP was formerly our parent.  We were spun off to HRP’s shareholders in 1999 and, at the time of this spin off, we and HRP entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs.  Concurrently with the execution and delivery of the purchase agreements described above, we and HRP entered into an amendment to that transaction agreement, or the first amendment agreement, to permit us, rather than HRP, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  The first amendment agreement is subject, in the case of mixed use buildings, to HRP’s retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified other properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP’s change of control or a change of control of HRP’s subsidiary which owns such properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Both we and HRP are managed by RMR, Barry Portnoy and Adam Portnoy own RMR and are Managing Trustees of both us and HRP and Frederick Zeytoonjian is an Independent Trustee of both us and HRP.  Because of these relationships, the terms of our agreements entered in 2008 with HRP were negotiated and approved by special committees of our and HRP’s boards composed of trustees of each company who are not trustees of both companies. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and HRP, please read these agreements, copies of which are filed as exhibits to our Current Report on Form 8-K dated May 9, 2008, copies of which are available at the SEC website: www.sec.gov.

Five Star is our largest tenant.  Five Star is our former subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  One of our trustees, Barry Portnoy, is currently a Managing Director of Five Star.  Because of these and other relationships we and Five Star may be considered related persons.  As of June 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $178.5 million.  Because of the relationships between us and Five Star, all of our transactions with Five Star are separately approved by our Independent Trustees and Five Star’s independent directors.

During the six months ended June 30, 2009, pursuant to the terms of our existing leases with Five Star, we purchased $24.2 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $1.9 million.

On August 4, 2009, we closed a $512.9 million mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties that we own and lease to Five Star with 5,618 living units / beds located in 16 states. We used a portion of the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility and to purchase three MOBs from HRP.  We intend to use the balance of the proceeds to fund investments, including possibly accelerating the remaining MOB acquisitions from HRP, and for general business purposes.   In connection with the FNMA transaction, we realigned our four leases with Five Star.  Lease no. 1 (which is comprised of four separate leases) now includes 80 properties, including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024.  Lease no. 2 now includes 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026.  Lease no. 3 now includes the 28 FNMA financed properties, including independent living communities and assisted living communities, and expires in 2028.  Lease no. 4 now includes 25 properties, including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2017.  In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Realignment Agreement.  Pursuant to the terms of the Realignment Agreement, (1) the four leases, or the Leases, were reconfigured as described above, (2) we acquired certain personal property located at 28 properties in 16 states, or the Properties, from subsidiaries of Five Star and pledged that property to FNMA, (3) we purchased 3,200,000 shares, or the Shares, of common stock, $.01 par value per share, which represent approximately 9% of the total common stock outstanding of Five Star, (4) Five Star agreed to undertake certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure their obligations under the Lease under which the Properties are leased and certain of their obligations relating to the $512.9 million secured term loan, or the Loan.  To compensate Five Star for the sale of its personal property, the sale of the Shares, the pledge of intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under one of the Leases, but not the lease under which the Properties are leased, by $2.0 million per year for the term of that Lease, which will expire in 2026; (2) we paid Five Star a total of $18.6 million; and (3) we agreed to reimburse Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction.  Five Star has granted certain registration rights to us with regard to the Shares.  For more information about this FNMA financing and the agreement we entered with Five Star to facilitate this financing please see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In July 2009, we agreed to purchase, from an unaffiliated party, one senior living property for approximately $21.0 million.  We intend to lease this property to Five Star.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if needed.  The purchase of this property is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase this property.

Under the terms of our business management agreement with RMR, on April 8, 2009 we issued 55,814 common shares in payment of an incentive fee of approximately $789,000 for services rendered by RMR during 2008.

As of June 30, 2009, we have invested $5.1 million in Affiliates Insurance Company, or AIC, an insurance company, that is also owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.  Subsequent to June 30, 2009, we invested an additional $35,630 in order to fund our share of formation and licensing costs.

For more information about our dealings with our managing trustees, RMR, Five Star, HRP and their affiliates and our investments in AIC and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, or the First Quarter Report, the other Items in this Quarterly Report on Form 10-Q, and our other filings made with the SEC, and in particular, the section captioned “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related  Person Transactions” in the Annual Report, First Quarter Report and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated March 30, 2009, or our Proxy Statement, relating to our 2009 Annual Shareholders Meeting.

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

At June 30, 2009, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages	49,778	6.54%	3,255	2017	Monthly
Mortgages	33,435	6.97%	2,330	2012	Monthly
Mortgage	14,896	6.91%	1,029	2013	Monthly
Mortgages	11,593	6.11%	708	2013	Monthly
Mortgage	4,421	6.50%	287	2013	Monthly
Mortgage	4,054	7.31%	296	2022	Monthly
Mortgage	1,980	7.85%	155	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$457,357		$36,008

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.7 million.  Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2009, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $12.5 million.

We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined.  Our mortgages contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the mortgage holder.  Also, we occasionally have the opportunity to purchase our outstanding debt by open market purchases.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee. At June 30, 2009, we had $235.0 million outstanding and $315.0 million available for borrowing under our revolving credit facility.  At August 10, 2009, we had no amounts outstanding and $550.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our outstanding revolving indebtedness of $235.0 million at June 30, 2009 was 1.3% per annum.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at June 30, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2009	1.30%	$235,000	$3,055
10% reduction	1.17%	$235,000	$2,750
10% increase	1.43%	$235,000	$3,360

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at June 30, 2009 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2009	1.30%	$550,000	$7,150
10% reduction	1.17%	$550,000	$6,435
10% increase	1.43%	$550,000	$7,865

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

On August 4, 2009, we closed a FNMA mortgage financing for approximately $513.0 million.  A part of this borrowing is at a fixed interest rate and a part is at a floating rate calculated as a spread above LIBOR.  The impact that a change in interest rate will be the combined impact of that change upon the value of the fixed rate part of this loan and the change in interest expense we would incur on the floating rate part of this loan.  For example, at the time we closed this FNMA mortgage loan, our effective weighted average annual interest rate payable on the full amount of this loan was 6.59%.  If interest rates increase 10% of current rates, the impact upon us would be to change the value of this obligation and change our interest expense as set forth in the following table:

	Impact of Changes in Interest Rates
	Weighted Average Interest Rate(1)	Annual Interest Expense
At August 4, 2009	6.59%	$33,813
10% reduction	6.34%	$32,496
10% increase	6.85%	$35,129

(1)

A portion of the loan requires interest at a fixed rate of 6.71% and a portion of the loan requires interest at a variable rate of 6.415%. This table assumes a 10% interest rate change on the variable portion of the loan.

Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan.  The net effect of this cap arrangement is that the annual effective interest rate on the full amount of this loan we may be required to pay is 7.79%.

Changes in market interest rates also affect the fair value of our mortgage debt obligation; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the initial balance of the mortgage and discounted cash flow analyses, and using our current fixed rate interest rate of 6.71%, a hypothetical immediate 10% change in interest rates would change the fair value of the fixed rate portion of this mortgage debt obligation by approximately $14.1 million.

We also have the option to prepay our FNMA obligations in order to mitigate the risks of refinancing or for other reasons.  The fixed rate portion of this loan may be prepaid during the first 114 months of the loan term subject to our paying a standard make whole premium and thereafter for a fixed percent premium of the amount prepaid which is reduced to zero in the last six months of this ten year loan.  The floating rate portion may be prepaid after one year for a fixed premium percent of the amount prepaid which is also reduced to zero in the last six months of this ten year loan.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      OUR RESPONSIBILITIES UNDER THE FNMA LOAN AND OUR EXPECTED USE OF THE PROCEEDS THEREOF;

•      OUR ABILITY TO PURCHASE OR SELL PROPERTIES;

•      OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

•      OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

•      OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES;

•      OUR AGREEMENTS TO PURCHASE CERTAIN MOBS;

•      OUR AGREEMENTS TO PURCHASE CERTAIN SENIOR LIVING PROPERTIES;

•      OUR ENTRY INTO AGREEMENTS TO SELL PROPERTIES CLASSIFIED AS HELD FOR SALE ON OUR CONSOLIDATED BALANCE SHEET;

•      OUR PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

•      THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS;

•      ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR AND THEIR AFFILIATES;

•      CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS; AND

•      COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE.

FOR EXAMPLE:

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE FIXED RATE PORTION OF THE FNMA MORTGAGE LOAN MAY BE PREPAID SUBJECT TO STANDARD FNMA PREPAYMENT TERMS, THAT THE FLOATING RATE PORTION OF THE LOAN MAY BE PREPAID AT 101% OF PAR VALUE AFTER ONE YEAR AND THAT, SUBJECT TO CERTAIN CONDITIONS, COLLATERAL PROPERTIES MAY BE RELEASED FROM THE MORTGAGE LIEN AS THE LOAN IS PREPAID. THE IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL PREPAY THIS MORTGAGE LOAN. IN FACT, WE HAVE NOT DECIDED WHETHER OR WHEN TO PREPAY THIS MORTGAGE AND THAT DECISION WILL BE MADE BASED UPON OUR CIRCUMSTANCES AND MARKET CONDITIONS IN THE FUTURE. THERE CAN BE NO ASSURANCE THAT THIS LOAN WILL BE PREPAID OR THAT ANY COLLATERAL WILL BE RELEASED;

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT FIVE STAR HAS AGREED TO UNDERTAKE CERTAIN REPORTING AND OTHER REQUIREMENTS UNDER THE FNMA MORTGAGE LOAN TO US. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE BEEN RELEASED OF THESE OBLIGATIONS TO FNMA. IN FACT, WE REMAIN RESPONSIBLE TO FNMA FOR ALL REQUIREMENTS ARISING UNDER THE MORTGAGE AND LOAN DOCUMENTS AND WE WILL BE RESPONSIBLE TO PERFORM THE OBLIGATIONS WHICH FIVE STAR HAS ASSUMED IN THE EVENT FIVE STAR FAILS TO SATISFY THESE OBLIGATIONS. ALSO, CERTAIN OF THE OBLIGATIONS ARISING UNDER THE MORTGAGE DOCUMENTS RELATE TO FIVE STAR’S OPERATIONS OF THE MORTGAGED PROPERTIES WHICH MAY BE BEYOND OUR CAPACITY TO PERFORM;

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE INTEND TO USE THE PROCEEDS OF THE FNMA MORTGAGE LOAN, AMONG OTHER PURPOSES, TO FUND INVESTMENTS AND POSSIBLY TO ACCELERATE THE REMAINING PURCHASE OF MOBS FROM HRP. WE ARE CURRENTLY CONSIDERING SEVERAL ACQUISITION OPPORTUNITIES; HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL CONCLUDE ANY OF THESE ACQUISITIONS OR THAT ALTERNATIVE ACQUISITIONS WILL BE IDENTIFIED AND CLOSED. ALTHOUGH WE AND HRP HAVE PREVIOUSLY AGREED UPON TERMS FOR OUR PURCHASE OF CERTAIN MEDICAL OFFICE BUILDINGS, THE CLOSINGS OF THESE SALES REMAIN SUBJECT TO SATISFACTION OF CUSTOMARY REAL ESTATE CLOSING CONDITIONS AND WE DO NOT HAVE THE UNILATERAL RIGHT TO ACCELERATE THESE CLOSINGS WHICH ARE NOW SCHEDULED TO OCCUR BY FEBRUARY 2010. IN PARTICULAR, INVESTORS SHOULD NOTE THAT WE AND HRP ARE BOTH MANAGED BY RMR AND HAVE CERTAIN COMMON TRUSTEES; ACCORDINGLY, ANY CHANGE TO ACCELERATE THE CLOSINGS OF SALES BY HRP TO US WILL REQUIRE THE SEPARATE APPROVALS OF TRUSTEES OF US AND HRP, RESPECTIVELY, WHO ARE NOT ALSO TRUSTEES OF THE OTHER COMPANY;

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TERMS OF THE AGREEMENT BETWEEN US AND FIVE STAR ANNOUNCED IN THIS QUARTERLY REPORT ON FORM 10-Q WERE NEGOTIATED BY SPECIAL COMMITTEES OF THE BOARDS OF US AND FIVE STAR COMPOSED ONLY OF OUR TRUSTEES AND FIVE STAR DIRECTORS WHO ARE NOT ALSO TRUSTEES AND DIRECTORS OF THE OTHER COMPANY. THE IMPLICATION OF THIS STATEMENT MAY BE THAT THIS AGREEMENT WAS NEGOTIATED ON AN ARMS LENGTH BASIS AND MAY NOT BE LEGALLY CHALLENGED BECAUSE THIS AGREEMENT PROVIDES A FAIR EXCHANGE OF CONSIDERATION BETWEEN US AND FIVE STAR. IN FACT: (I) FIVE STAR WAS FORMERLY A 100% OWNED SUBSIDIARY OF US AND FIVE STAR BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO OUR SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND FIVE STAR; (III) THE OFFICERS OF BOTH US AND FIVE STAR ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR; (V) THE MEMBERS OF THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR ALSO SERVE AS TRUSTEES OR DIRECTORS OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND FIVE STAR HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER. ALTHOUGH WE BELIEVE THAT THIS AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS AMONG FIVE STAR AND US, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR TO FIVE STAR. LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE AGREEMENT WITH FIVE STAR ANNOUNCED IN THIS QUARTERLY REPORT ON FORM 10-Q WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THE CONSIDERATION WE HAVE EXCHANGED WITH FIVE STAR. SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT;

•

OUR OBLIGATIONS TO COMPLETE THE CURRENTLY PENDING MOB PURCHASES ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, SOME OF THE PROPERTIES MAY NOT BE PURCHASED OR SOME OF THESE PURCHASES MAY BE ACCELERATED OR DELAYED;

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO A PURCHASE AND SALE AGREEMENT TO ACQUIRE ONE PROPERTY FROM AN UNAFFILIATED PARTY.  OUR OBLIGATION TO COMPLETE THIS PURCHASE IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, THIS PROPERTY MAY NOT BE PURCHASED.  ALSO, THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT IF THIS PROPERTY IS PURCHASED IT WILL BE LEASED TO FIVE STAR.  THE FINAL TERMS OF OUR LEASE FOR THIS PROPERTY HAVE NOT YET BEEN AGREED AND, BECAUSE OF THE MULTIPLE RELATIONSHIPS AMOUNG US, FIVE STAR AND RMR, THESE TERMS WILL BE SUBJECT TO APPROVAL BY OUR TRUSTEES AND FIVE STAR’S DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER COMPANIES.  ACCORDINGLY, THIS LEASE MAY NOT BE ENTERED;

•

OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO

ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

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

PART II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2008, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on April 8, 2009, we issued 55,814 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2008. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On May 18, 2009, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $15.45 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 18, 2009, our shareholders re-elected Jeffrey P. Somers (106,516,997 shares voted for and 6,191,988 shares withheld) as one of our Independent Trustees and re-elected Barry M. Portnoy (100,465,063 shares voted for and 12,243,922 shares withheld) as one of our Managing Trustees.  The term of office of Mr. Somers and Mr. Portnoy will extend until our annual meeting of shareholders in 2012.  Messrs. John L. Harrington, Adam D. Portnoy and Frederick N. Zeytoonjian continue to serve as trustees with terms of office expiring in 2010, 2010 and 2011, respectively.

Item 5.  Other Information

Entry into Term Loan

On August 4, 2009, one of our wholly-owned special purpose subsidiaries, or the Subsidiary, closed the Loan originated by Citibank, N.A. and assigned to FNMA.  A portion of the Loan requires interest at a fixed rate and a portion of the Loan requires interest at a floating rate over LIBOR.  The floating rate is capped so that the maximum interest rate payable during the term of the Loan on the full amount of the Loan is 7.79%.  The current weighted average interest rate is 6.59% per annum.  The Loan matures on September 1, 2019 and payments of principal and interest are based upon 30-year amortization.  The fixed rate portion of the Loan may be prepaid at any time subject to standard FNMA prepayment terms.  The floating rate portion of the Loan may be prepaid at any time after the first anniversary of the Loan (including a 1% prepayment premium) and, subject to certain conditions, collateral properties may be released from the mortgage lien upon partial prepayment of the Loan.

The Subsidiary, together with two other special purpose subsidiaries that guaranty the Loan, own the Properties, which are leased and subleased to certain subsidiaries of Five Star.  The Loan is secured by mortgages on the Properties.  The Loan is non-recourse to us and our subsidiaries, other than the Subsidiary and the two guarantor subsidiaries.  We guaranty certain specific recourse obligations of the Subsidiary, including losses arising out of the misapplication of rents, and we agreed to indemnify FNMA against certain losses relating to risks relating to transfers of certain licenses and assets by Five Star or its subsidiaries or arising from certain misapplications of funds by the applicable Five Star subsidiaries.

We have agreed to comply with certain net worth and liquidity covenants until certain licenses and assets relating to the Properties are transferred by the existing Five Star subsidiary subtenants to new special purpose Five Star subsidiaries.  Other affirmative and negative covenants apply to the Subsidiary and the two guarantor subsidiaries which generally restrict their ability to (among other things) incur debt or make distributions under certain circumstances.  Additional covenants prohibit a change in control of us, the Subsidiary or either of the two guarantor subsidiaries.

The entire amount of the Loan was drawn on August 4, 2009.  We used a portion of the amount drawn to repay amounts outstanding under our existing unsecured revolving credit facility and to purchase three MOBs from HRP.  We intend to use the balance of the proceeds to fund investments, including possibly accelerating the closing of remaining MOB acquisitions from HRP, and for general business purposes.

Reconfiguration of Leases

Prior to this transaction, we leased 183 senior living communities to Five Star under the Leases.  In order to assist us in completing the Loan, on August 4, 2009, we entered into the Realignment Agreement.  Pursuant to the terms of the Realignment Agreement, (1) the Leases were reconfigured as described below, (2) we acquired certain personal property located at the

Properties from subsidiaries of Five Star and pledged that property to FNMA, (3) we purchased the Shares, $.01 par value per share, which represent approximately 9% of the total common stock outstanding of Five Star, (4) Five Star agreed to undertake certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure their obligations under the Lease under which the Properties are leased and certain of their obligations relating to the Loan.  To compensate Five Star for the sale of its personal property, the sale of the Shares, the pledge of intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under one of the Leases, but not the lease under which the Properties are leased, by $2.0 million per year for the term of that Lease, which will expire in 2026; (2) we paid Five Star a total of $18.6 million; and (3) we agreed to reimburse Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction.  Five Star has granted certain registration rights to us with regard to the Shares.

As a result of this transaction, the Leases were reconfigured so that the Properties, which are mortgaged to FNMA, are all leased under a single Lease which includes independent living communities and assisted living communities and has an initial term that expires in 2028.  Lease no. 1 (which is comprised of four separate leases) now includes 80 properties, including independent living communities, assisted living communities and skilled nursing facilities and has an initial term that expires in 2024.  Lease no. 2 now includes 50 properties, including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals and has an initial term that expires in 2026.  Lease no. 4 now includes 25 properties, including independent living communities, assisted living communities and skilled nursing facilities and has an initial term that expires in 2017.

The terms of the Realignment Agreement described above were negotiated and approved by special committees of our Independent Trustees and Five Star’s independent directors, none of whom are trustees or directors of the other company.  Each special committee was represented by separate counsel.

For more information about our dealings with our managing trustees, RMR, Five Star, HRP and their affiliates and about the risks which may arise as a result of these related person transactions, please see our Annual Report, our First Quarter Report, the other Items in this Quarterly Report on Form 10-Q, and our other filings made with SEC, and in particular, the section captioned “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report, First Quarter Report and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2009 Annual Shareholders Meeting.

The descriptions above are qualified in their entirety by reference to the copies of the Master Credit Facility Agreement, the Realignment Agreement, the Leases and other documents filed as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

10.1         Summary of Trustee Compensation.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 19, 2009)

10.2         Second Amendment to Purchase Agreement dated May 20, 2009 by and between Hub Properties Trust and Senior Housing Properties Trust (Amelia Building, Norfolk, Virginia).  (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2009)

10.3         Second Amendment to Purchase Agreement dated May 20, 2009 by and between Hub Properties Trust and Senior Housing Properties Trust (1145 19th Street, N.W., Washington, D.C.).  (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2009)

10.4         Master Credit Facility Agreement, dated as of August 4, 2009, by and between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Filed herewith)

10.5         Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by Senior Housing Properties Trust for the benefit of Citibank, N.A. (Filed herewith)

10.6         Lease Realignment Agreement, dated as of August 4, 2009, by and among Senior Housing Properties Trust and certain of its affiliates, and Five Star Quality Care, Inc. and certain of its affiliates. (Filed herewith)

10.7         Amended and Restated Master Lease Agreement (Lease no. 1), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

10.8         Amended and Restated Guaranty Agreement (Lease no. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust. (Filed herewith)

10.9         Amended and Restated Master Lease Agreement (Lease no. 2), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and FS Commonwealth LLC, FS Patriot LLC, FS Tenant Holding Company Trust and Five Star Quality Care Trust, as Tenant. (Filed herewith)

10.10       Amended and Restated Guaranty Agreement (Lease no. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust. (Filed herewith)

10.11       Amended and Restated Master Lease Agreement, dated as of August 4, 2009, by and among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Filed herewith)

10.12       Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, by and among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Filed herewith)

10.13       Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC. (Filed herewith)

10.14       Amended and Restated Master Lease Agreement (Lease no. 4), dated as of August 4, 2009, by and among certain affiliates of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, Five Star Quality Care-NS Tenant, LLC and FS Tenant Holding Company Trust, as Tenant. (Filed herewith)

10.15       Amended and Restated Guaranty Agreement (Lease no. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of Senior Housing Properties Trust. (Filed herewith)

10.16       Second Amendment to Purchase Agreement, dated as of August 6, 2009, between HUB Properties Trust, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to Torrey Pines, 3030-50 Science Park Road, San Diego, California). (Filed herewith)

12.1         Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1         Rule 13a-14(a) Certification. (Filed herewith)

31.2         Rule 13a-14(a) Certification. (Filed herewith)

31.3         Rule 13a-14(a) Certification. (Filed herewith)

31.4         Rule 13a-14(a) Certification. (Filed herewith)

32.1         Section 1350 Certification. (Furnished herewith)

99.1         Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and Senior Housing Properties Trust. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 10, 2009

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 10, 2009