Form 10-Q
period 2009-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2009-11-04
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of registrant’s common shares outstanding as of November 4, 2009: 127,377,665.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2009

In this Quarterly Report on Form 10-Q, the terms “SNH”, “Senior Housing”, “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$357,508	$319,591
Buildings and improvements	2,844,036	2,487,665
	3,201,544	2,807,256
Less accumulated depreciation	435,310	381,339
	2,766,234	2,425,917

Cash and cash equivalents	72,487	5,990
Restricted cash	4,728	4,344
Deferred financing fees, net	14,703	5,068
Acquired real estate leases, net	44,554	30,546
Other assets	52,330	25,009
Total assets	$2,955,036	$2,496,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$257,000
Senior unsecured notes due 2012 and 2015, net of discount	322,124	322,017
Secured debt and capital leases	662,116	151,416
Accrued interest	10,894	11,121
Acquired real estate lease obligations, net	10,071	7,974
Other liabilities	33,766	15,988
Total liabilities	1,038,971	765,516

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 127,377,665 and 114,542,584 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,274	1,145
Additional paid in capital	2,226,473	2,000,865
Cumulative net income	607,927	530,318
Cumulative distributions	(923,255)	(797,639)
Unrealized gain on investments	3,646	(3,331)
Total shareholders’ equity	1,916,065	1,731,358
Total liabilities and shareholders’ equity	$2,955,036	$2,496,874

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$72,010	$58,844	$209,785	$160,591
Interest and other income	355	829	750	2,025
Total revenues	72,365	59,673	210,535	162,616

Expenses:
Property operating expenses	4,112	1,024	10,286	1,124
Interest	15,949	9,606	37,432	28,934
Depreciation	19,689	15,859	56,713	43,235
Acquisition costs	517	—	1,911	—
General and administrative	5,284	4,303	15,335	12,506
Impairment of assets	11,249	—	11,249	2,940
Total expenses	56,800	30,792	132,926	88,739

Income before gain on sale of properties	15,565	28,881	77,609	73,877
Gain on sale of properties	—	266	—	266
Net income	$15,565	$29,147	$77,609	$74,143

Weighted average shares outstanding	121,665	114,493	120,005	102,004

Earnings per share:
Income before gain on sale of properties	$0.13	$0.25	$0.65	$0.72
Net income	$0.13	$0.25	$0.65	$0.73

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$77,609	$74,143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	56,713	43,235
Amortization	2,521	953
Impairment of assets	11,249	2,940
Gain on sale of properties	—	(266)
Equity in losses of Affiliates Insurance Company	133	—
Change in assets and liabilities:
Restricted cash	(384)	(801)
Other assets	(6,580)	1,181
Accrued interest	(227)	(2,751)
Other liabilities	19,505	15,091
Cash provided by operating activities	160,539	133,725

Cash flows from investing activities:
Acquisitions	(423,866)	(688,821)
Investment in Five Star Quality Care, Inc.	(8,960)	—
Investment in Affiliates Insurance Company	(5,110)	—
Proceeds from sale of real estate	3,171	21,336
Cash used for investing activities	(434,765)	(667,485)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	223,974	522,907
Proceeds from issuance of mortgage debt	512,934	—
Proceeds from borrowings on revolving credit facility	134,000	314,000
Repayments of borrowings on revolving credit facility	(391,000)	(221,000)
Repayment of other debt	(2,234)	(14,149)
Deferred financing fees	(11,335)	—
Distributions to shareholders	(125,616)	(104,328)
Cash provided by financing activities	340,723	497,430

Increase (decrease) in cash and cash equivalents	66,497	(36,330)
Cash and cash equivalents at beginning of period	5,990	43,521
Cash and cash equivalents at end of period	$72,487	$7,191

Supplemental cash flow information:
Interest paid	$35,850	$30,737

Non-cash investing activities:
Acquisitions funded by assumed debt	—	(61,282)

Non-cash financing activities:
Assumption of mortgage notes payable	—	61,282
Issuance of common shares pursuant to our incentive share award plan	1,763	1,497

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or the Company, have been prepared without audit.  Certain information and disclosures required by generally accepted accounting principles, or GAAP, in the United States for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income or shareholders’ equity.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 4, 2009 for potential recognition or disclosure, the date these financial statements are issued.

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification.  The Codification is the single source of authoritative non-governmental U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification did not cause any change to our current accounting practices.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements are issued or are available to be issued.

The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer will recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions.  This topic is effective for fiscal years beginning after December 15, 2008 and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs.

Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification.  Please see Note 7, “Fair Value of Assets and Liabilities” for relevant disclosures.

In April 2009, the FASB issued the following topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and Interim Disclosures about Fair Value of Financial Instruments.  The first topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased.  This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance related to debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities.  The

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Each of these topics was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these topics did not cause any significant changes to our disclosures in our consolidated financial statements.

Note 2.  Real Estate Properties

At September 30, 2009, we owned 289 properties located in 35 states and Washington, D.C.

In May 2008, we entered into a series of agreements to acquire 48 medical office, clinic and biotech laboratory buildings, or MOBs, from HRPT Properties Trust, or HRP, for an aggregate purchase price of approximately $565,000.  As of September 1, 2009, we completed these transactions with HRP.  During 2009, we acquired 10 of these MOBs containing 617,000 square feet for an aggregate purchase price of approximately $214,585, plus closing costs.  We recorded intangible lease assets of $19,281 and intangible lease liabilities of $3,553 for these MOBs acquired during the nine months ended September 30, 2009.  The allocation of the purchase price of our third quarter 2009 acquisitions is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these condensed consolidated financial statements.  One of the remaining buildings with an allocated value of $3,000 is no longer subject to our purchase agreement.  At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of our MOB properties for approximately $3,190, which was their approximate net book value, to two unaffiliated parties.  We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558,150, plus closing costs.  We funded these acquisitions using cash on hand, proceeds from our mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans, on two properties, totaling $10,800 with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  As of September 30, 2009, the MOBs that we acquired from HRP and continue to own were 98% leased to approximately 200 tenants for an average lease term of 9.2 years.  HRP was formerly our parent company, and both we and HRP are managed by Reit Management & Research LLC, or RMR.  Because we and HRP have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated by special committees of our and HRP’s boards of trustees composed of trustees who were not also trustees of both companies. For more information about our dealings with HRP and RMR and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, or the Quarterly Reports, the Other Items in this Quarterly Report on Form 10-Q, and our other filings made with the SEC, and in particular, the section captioned “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report, Quarterly Reports and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated March 30, 2009 relating to our 2009 Annual Shareholders Meeting.

On September 30, 2009, we acquired 10 MOBs with a total of 643,000 square feet for approximately $169,000, plus closing costs, from an unaffiliated party.  These buildings are currently 100% leased to one tenant for a lease term of 15 years plus renewal options.  We funded this acquisition using cash on

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

hand, proceeds from our mortgage financing in August 2009 described in Note 5 below and proceeds from our equity offering in September 2009 described in Note 6 below.

In October 2009, we acquired one senior living property for approximately $21,000, plus closing costs, from an unaffiliated party.  We leased this property to Five Star Quality Care, Inc., or Five Star, and added this property to Five Star Lease No. 4, which has a current term expiring in 2017.  Percentage rent, based on increases in gross revenues at this property, will commence in 2011.  We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described in Note 5 below and proceeds from our equity offering in September 2009 described in Note 6 below.

In October 2009, we agreed to acquire 10 senior living properties for approximately $97,250 from two unaffiliated parties.  We intend to lease these properties to Five Star.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2011.  We expect to fund these acquisitions using cash on hand, proceeds from our equity offering in September 2009 described in Note 6 below and borrowings under our revolving credit facility.  The purchase of these properties is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase these properties.

For the three and nine months ended September 30, 2009, we recognized an impairment of assets charge of $11,249 related to eight of our properties, including six skilled nursing facilities and one assisted living property leased to Five Star and one MOB leased entirely to a single tenant.  Two of these properties are classified as held for sale as described below.  For the nine months ended September 30, 2008, we recognized an impairment of assets charge of $2,940 related to one of our assisted living properties classified as held for sale.

As of September 30, 2009, four of our properties are classified as held for sale.  These four properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $3,927 at September 30, 2009.  These properties are currently leased to Five Star.  On October 1, 2009, we sold one of these properties to an unaffiliated party for $500 and on November 1, 2009, we sold another one of these properties to an unaffiliated party for $1,350.  The two sold properties had been included in Five Star Lease No. 1 and Five Star Lease No. 2, respectively.

During the nine months ended September 30, 2009, pursuant to the terms of our existing leases with Five Star, we purchased $30,350 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $2,430.

Note 3.  Net Unrealized Gain on Investments

On September 30, 2009, we owned 1,000,000 common shares of HRP and 3,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the quoted market prices of our HRP and Five Star shares on September 30, 2009 ($7.52 and $3.66 per share, respectively) and our weighted costs on the dates we acquired these shares ($6.50 and $2.85 per share, respectively).

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$15,565	$29,147	$77,609	$74,143
Other comprehensive income:
Change in net unrealized gain / (loss) on investments	6,273	86	6,977	(999)
Comprehensive income	$21,838	$29,233	$84,586	$73,144

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures on December 31, 2010.  Our revolving credit facility permits borrowings up to $550,000.  The annual interest payable for amounts drawn under the facility is LIBOR plus a premium. The weighted average interest rate payable on borrowings under this revolving credit facility was 1.1% and 4.5% at September 30, 2009 and 2008, respectively.  In addition to interest, we pay certain fees to maintain this credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of September 30, 2009 and 2008, we had zero and $93,000 amounts outstanding under this credit facility, respectively, and $550,000 and $457,000 available under this credit facility, respectively.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee.

On August 4, 2009, a special purpose subsidiary of ours closed a $512,900 mortgage financing with the Federal National Mortgage Association, or FNMA. This mortgage loan is secured by first liens on 28 senior living properties that we own and lease to Five Star with 5,618 living units / beds located in 16 states. We used the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility, to purchase the remaining seven MOBs from HRP and to acquire 10 MOBs and one senior living property from unaffiliated parties as described in Note 2 above.  In connection with the FNMA transaction, we realigned our four leases with Five Star.  Lease No. 1 (which is comprised of four separate leases) now includes 79 properties (excluding one property sold subsequent to September 30, 2009 as described in Note 2 above), including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024.  Lease No. 2 now includes 49 properties (excluding one property sold subsequent to September 30, 2009 as described in Note 2 above), including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026.  Lease No. 3 now includes the 28 FNMA financed properties, including independent living communities and assisted living communities, and expires in 2028.  Lease No. 4 now includes 26 properties (including one property acquired subsequent to September 30, 2009 as described in Note 2 above), including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2017.  In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Lease Realignment Agreement.  Pursuant to the terms of the Lease Realignment Agreement, (1) the four leases, or the Leases, were reconfigured as described above, (2) we acquired certain personal property located at 28 properties in 16 states, or the Properties, from subsidiaries of Five Star and pledged that personal property to FNMA, (3) we purchased 3,200,000 shares, or the Shares, of Five Star common stock, $.01 par value per share, which represent approximately 9% of its total common stock outstanding, (4) Five Star assumed certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure certain obligations to us and arising under the FNMA loan.  To compensate Five Star for its sale of personal property to us, its sale of the Shares to us, the pledge of Five Star’s intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under Lease No. 2 by $2,000 per year for the term of that Lease; (2) we paid Five Star $18,600; and (3) we reimbursed Five Star for its out of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

pocket expenses incurred in connection with the negotiation and closing of this transaction.  Five Star has granted certain registration rights to us with regard to the Shares and our future transfer of the Shares are subject to certain restrictions. For more information about this FNMA financing and the agreement we entered with Five Star to facilitate this financing, please see Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Note 6.  Shareholders’ Equity

In September 2009, we issued 6.9 million common shares in a public offering, raising net proceeds of approximately $127,160.  We used a portion of the net proceeds from this offering to acquire the 10 MOBs and one senior living property from unaffiliated parties as described in Note 2 above.  We intend to use the balance of these proceeds for general business purposes, including funding pending acquisitions and for possible future acquisitions.

On August 14, 2009, we paid a $0.36 per share, or $43,400, distribution to our common shareholders for the quarter ended June 30, 2009.  On October 5, 2009, we declared a distribution of $0.36 per share, or $45,856, to be paid to common shareholders of record on October 15, 2009, with respect to our results for the quarter ended September 30, 2009. We expect to pay this distribution on or about November 17, 2009.

On September 17, 2009, pursuant to our incentive share award plan, we granted 63,450 common shares of beneficial interest, par value $0.01 per share, valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at September 30, 2009 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$3,927	$—	$3,927	$—
Long-lived assets held and used (2)	16,857	—	16,857	—
Investments in available for sale securities (3)	19,360	19,360	—	—
Senior notes (4)	322,543	—	322,543	—

(1) Assets held for sale consist of four of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties.  As of September 30, 2009, the net carrying value of these properties was approximately $3,927 and we recorded an impairment charge of $1,621 for the three and nine months ended September 30, 2009 related to two of these properties.  We have recorded cumulative impairments of approximately $9,953 to these properties in order to reduce their carrying value to fair value.

(2) Long-lived assets held and used consist of six of our properties with a carrying amount of $26,485 that were written down to their fair value of $16,857, resulting in an impairment charge of $9,628, which was included in earnings for the period.  We used broker information and comparable sales transactions (level 2 inputs) to determine fair value of these properties.

(3) Our investments in available for sale securities include our 1,000,000 common shares of HRP and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices in active markets (level 1 inputs).

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

(4) We estimate the fair values of our senior notes using as average of the bid and ask price of our two issues of senior notes at the balance sheet date (level 2 inputs). As of September 30, 2009, the historic book value of our senior notes was $322,124.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at September 30, 2009 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flows analyses and prevailing interest rates.

Note 8. Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care facilities segment include independent living facilities, assisted living facilities, skilled nursing facilities and rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.  Prior to June 2008, our only operating segments were short term and long term residential care facilities that offer dining for residents and properties that offer fitness, wellness and spa services to members included in the “All Other” category.

	For the Three Months Ended September 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,401	$13,706	$3,903	$72,010
Interest and other income	—	—	355	355
Total revenues	54,401	13,706	4,258	72,365

Property operating expenses	—	4,112	—	4,112
Interest expense	7,475	185	8,289	15,949
Depreciation expense	15,348	3,419	922	19,689
Acquisition costs	—	517	—	517
General and administrative	—	—	5,284	5,284
Impairment of assets	3,784	7,465	—	11,249
Total expenses	26,607	15,698	14,495	56,800

Net income (loss)	$27,794	$(1,992)	$(10,237)	$15,565

Total assets	$1,866,832	$746,218	$341,986	$2,955,036

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$51,434	$4,767	$2,643	$58,844
Interest and other income	—	—	829	829
Total revenues	51,434	4,767	3,472	59,673

Property operating expenses	—	1,024	—	1,024
Interest expense	1,243	173	8,190	9,606
Depreciation expense	14,025	1,181	653	15,859
General and administrative	—	—	4,303	4,303
Total expenses	15,268	2,378	13,146	30,792

Income (loss) before gain on sale of properties	36,166	2,389	(9,674)	28,881
Gain on sale of properties	266	—	—	266
Net income (loss)	$36,432	$2,389	$(9,674)	$29,147

Total assets	$1,856,097	$262,525	$230,420	$2,349,042

	For the Nine Months Ended September 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$162,920	$35,157	$11,708	$209,785
Interest and other income	—	—	750	750
Total revenues	162,920	35,157	12,458	210,535

Property operating expenses	—	10,286	—	10,286
Interest expense	11,544	560	25,328	37,432
Depreciation expense	45,203	8,743	2,767	56,713
Acquisition costs	—	1,911	—	1,911
General and administrative	—	—	15,335	15,335
Impairment of assets	3,784	7,465	—	11,249
Total expenses	60,531	28,965	43,430	132,926

Net income (loss)	$102,389	$6,192	$(30,972)	$77,609

Total assets	$1,866,832	$746,218	$341,986	$2,955,036

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$149,687	$5,000	$5,904	$160,591
Interest and other income	—	—	2,025	2,025
Total revenues	149,687	5,000	7,929	162,616

Property operating expenses	—	1,124	—	1,124
Interest expense	3,909	173	24,852	28,934
Depreciation expense	40,541	1,275	1,419	43,235
General and administrative	—	—	12,506	12,506
Impairment of assets	2,940	—	—	2,940
Total expenses	47,390	2,572	38,777	88,739

Income (loss) before gain on sale of properties	102,297	2,428	(30,848)	73,877
Gain on sale of properties	266	—	—	266
Net income (loss)	$102,563	$2,428	$(30,848)	$74,143

Total assets	$1,856,097	$262,525	$230,420	$2,349,042

Note 9. Significant Tenant

Five Star is the lessee of 59% of our investments, at cost, as of September 30, 2009.  The following tables present summary financial information for Five Star for the three and nine months ended September 30, 2009 and 2008, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended September 30,
Operations	2009	2008
Total revenues	$297,208	$280,619
Operating income	1,392	2,957
Income (loss) from continuing operations	4,362	(1,587)
Net income (loss)	4,108	(2,250)

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30,
	2009	2008
Total revenues	$887,731	$808,006
Operating income	9,020	16,495
Income from continuing operations	38,569	7,177
Net income	38,058	2,856

Cash Flows
Cash provided by operating activities	32,509	44,593
Net cash provided by (used in) discontinued operations	611	(1,136)
Cash used in investing activities	(11,036)	(31,842)
Cash used in financing activities	(11,790)	(2,642)
Change in cash and cash equivalents	10,294	8,973
Cash and cash equivalents at beginning of period	16,138	30,999
Cash and cash equivalents at end of period	26,432	39,972

	As of September 30,
Financial Position	2009	2008
Current assets	$195,763	$131,424
Non-current assets	223,825	258,096
Total indebtedness	103,725	139,125
Current liabilities	180,054	127,492
Non-current liabilities	101,199	175,824
Total shareholders’ equity	138,335	86,204

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in Five Star’s Quarterly Report is not incorporated by reference into these financial statements.

Five Star is our former subsidiary and both we and Five Star have management contracts with RMR.  For information about our dealings with Five Star and RMR and about the risks which may arise as a result of these related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, especially the section titled “Risk Factors”.

Note 10.  Pro Forma Information

During the three months ended September 30, 2009, we purchased 17 MOBs for approximately $313,565, sold one MOB for $100 and, pursuant to the terms of our existing leases with Five Star, we purchased $6,114 of improvements made to our properties leased to Five Star.  During the nine months ended September 30, 2009, we purchased 20 MOBs for approximately $383,585, sold two MOBs for $3,190 and, pursuant to the terms of our existing leases with Five Star, we purchased $30,350 of improvements made to our properties leased to Five Star.  During the three and nine months ended September 30, 2009, we recognized an impairment of assets charge of $11,249 related to eight properties.  In August 2009, we closed on a $512,900 mortgage financing with FNMA, acquired $8,497 of personal property at the FNMA leased properties, acquired 3.2 million shares of Five Star common stock, reduced the annual rent payable to us under Five Star Lease No. 2 by $2,000 per year for the term of that Lease and incurred $11,815 of deferred financing fees related to this mortgage financing.  During 2008, we purchased 30

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

senior living properties, four wellness centers and 38 MOBs for an aggregate of $842,900; we purchased $69,400 of improvements made to our properties leased to Five Star; we repaid in full a mortgage loan on one of our properties for $12,600 in April 2008; we assumed $61,300 of mortgage debt in conjunction with our 2008 acquisitions; we recorded an impairment charge on four of our properties for $8,380; and we sold three assisted living facilities to Five Star for $21,350 and realized a gain on sale of approximately $266 in July 2008.  During 2009 and 2008, we also issued 12,704 and 25,759 of our common shares, respectively.  The following table presents our pro forma results of operations as if all of these acquisitions, dispositions and financing transactions were completed on January 1, 2008.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity capital structure.

	Pro Forma Results
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$77,985	$77,891	$233,224	$233,408
Income before gain on sale of properties	$15,798	$10,577	$69,769	$65,533
Net income	$15,798	$10,843	$69,769	$65,799

Per common share data:
Income before gain on sale of properties	$0.12	$0.08	$0.56	$0.51
Net income	$0.12	$0.09	$0.56	$0.52

Note 11.  Affiliates Insurance Company

As of September 30, 2009, we have invested $5,110 in Affiliates Insurance Company, or AIC, an insurance company, that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $4,977.  This investment is included in other assets on our condensed consolidated balance sheets.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to procure some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  For the three and nine month periods, our share of AIC’s net losses totaled $23 and $133, respectively, and are included in general and administrative expenses on our condensed consolidated statements of income.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings.  In evaluating the fair value of this investment, we consider, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally.  Subsequent to September 30, 2009, we invested an additional $24 in order to fund our share of formation and licensing costs for AIC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2008.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per unit/square foot):

(As of September 30, 2009)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value (1)	% of Investment	Annualized Current Rent	% of Annualized Current Rent

Facility Type
Independent living communities (2)	43	11,524		$1,119,530	35.1%	$109,878	34.2%
Assisted living facilities (2)	120	8,472		910,129	28.4%	84,822	26.4%
Skilled nursing facilities (2)	58	5,844		228,536	7.1%	20,413	6.4%
Rehabilitation hospitals	2	364		61,025	1.9%	9,648	3.0%
Wellness centers	10	812,000	sq. ft.	180,017	5.6%	17,069	5.3%
MOBs	56	2,867,862	sq. ft.	702,307	21.9%	79,124	24.7%
Total	289			$3,201,544	100.0%	$320,954	100.0%

Tenant / Operator
Five Star (Lease No. 1) (3)	80	5,919		$533,304	16.7%	$45,273	14.1%
Five Star (Lease No. 2) (3)	50	6,106		502,738	15.7%	49,294	15.4%
Five Star (Lease No. 3) (3)	28	5,618		617,161	19.3%	61,564	19.2%
Five Star (Lease No. 4) (3)	25	2,461		230,636	7.2%	21,144	6.6%
Sunrise / Marriott (4)	14	4,091		325,165	10.2%	32,416	10.1%
Brookdale	18	894		61,122	1.9%	8,173	2.5%
6 private companies (combined)	8	1,115		49,094	1.5%	6,897	2.1%
Wellness centers	10	812,000	sq. ft	180,017	5.6%	17,069	5.3%
Multi-tenant MOBs	56	2,867,862	sq. ft	702,307	21.9%	79,124	24.7%
Total	289			$3,201,544	100.0%	$320,954	100.0%

Tenant Operating Statistics (Quarter Ended June 30) (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot (6)
	2009	2008	2009	2008	2009	2008
Five Star (Lease No. 1) (3)	1.37x	1.23x	87%	88%	$7,649	$7,520
Five Star (Lease No. 2) (3) (7)	1.37x	1.44x	82%	84%	$6,905	$6,520
Five Star (Lease No. 3) (3)	1.52x	1.56x	89%	91%	$10,958	$10,670
Five Star (Lease No. 4) (3)	1.06x	1.38x	85%	90%	$8,592	$8,280
Sunrise / Marriott (4)	1.44x	1.43x	89%	90%	$7,924	$7,817
Brookdale	2.14x	2.19x	90%	91%	$9,142	$8,965
6 private companies (combined)	1.96x	1.92x	81%	83%	$6,186	$6,134
Wellness centers (8)	2.36x	2.37x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	98%	99%	$28	$22

	Short and Long Term Residential Care Facilities Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1) (3)	60%	60%	14%	14%	26%	26%
Five Star (Lease No. 2) (3)	52%	51%	32%	32%	16%	17%
Five Star (Lease No. 3) (3)	87%	88%	12%	11%	1%	1%
Five Star (Lease No. 4) (3)	67%	69%	14%	14%	19%	17%
Sunrise / Marriott (4)	69%	81%	27%	16%	4%	3%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	24%	26%	24%	23%	52%	51%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Operating Statistics (Six Months Ended June 30) (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit,
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1) (3)	1.35x	1.34x	87%	88%	$7,649	$7,520
Five Star (Lease No. 2) (3) (7)	1.33x	1.47x	81%	85%	$6,905	$6,520
Five Star (Lease No. 3) (3)	1.58x	1.59x	89%	92%	$10,958	$10,670
Five Star (Lease No. 4) (3)	1.03x	1.43x	85%	90%	$8,592	$8,280
Sunrise / Marriott (4)	1.45x	1.52x	90%	91%	$7,924	$7,817
Brookdale	2.18x	2.21x	91%	91%	$9,142	$8,965
6 private companies (combined)	1.89x	2.08x	81%	85%	$6,186	$6,134
Wellness centers (8)	1.86x	1.99x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	98%	99%	$28	$22

	Short and Long Term Residential Care Facilities
	Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1) (3)	49%	50%	18%	18%	33%	32%
Five Star (Lease No. 2) (3)	50%	51%	33%	34%	17%	16%
Five Star (Lease No. 3) (3)	86%	88%	13%	11%	1%	1%
Five Star (Lease No. 4) (3)	68%	69%	13%	4%	19%	17%
Sunrise / Marriott (4)	67%	67%	29%	29%	4%	4%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	23%	27%	25%	24%	52%	49%

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

(4)          Marriott International, Inc. guarantees this lease.

(5)          All tenant operating data presented are based upon the operating results provided by our tenants for the indicated quarterly or six month periods, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(6)          Represents annualized rent by lease divided by the number of living units, beds or square feet leased at September 30, 2009 and 2008.

(7)          Annualized rental income per living unit, bed or square foot excludes the two rehabilitation hospitals because these properties have extensive clinic space for services to both overnight patients and patients who receive treatment and do not stay overnight, and these properties are not comparable to residential senior living properties.

(8)          Annualized rental income per living unit, bed or square foot excludes the wellness centers because these properties have extensive indoor and outdoor recreation space which is not comparable to properties where rent is based on interior space only.

(9)          Our medical office, clinic and biotech laboratory building, or MOB, leases include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense and net and modified leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs.  A minority of our MOB leases are so-called “full-service” leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(10)    Private pay excludes revenues from the Medicare and Medicaid programs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding lease expirations as of September 30, 2009 (dollars in thousands):

	Annualized Rent				Percent of Total	Cumulative Percentage of Annualized
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Annualized Current Rent Expiring	Current Rent Expiring

2009	$—	$997	$—	$997	0.3%	0.3%
2010	1,333	2,392	—	3,725	1.2%	1.5%
2011	—	2,047	—	2,047	0.6%	2.1%
2012	—	5,951	—	5,951	1.9%	4.0%
2013	32,416	3,658	—	36,074	11.2%	15.2%
2014	—	6,167	—	6,167	1.9%	17.1%
2015	2,072	5,324	—	7,396	2.3%	19.4%
2016	2,888	6,760	—	9,648	3.0%	22.4%
2017	29,317	1,308	—	30,625	9.5%	31.9%
2018	—	1,896	—	1,896	0.6%	32.5%
2019 and after	156,735	42,624	17,069	216,428	67.5%	100.0%
Total	$224,761	$79,124	$17,069	$320,954	100.0%

Average remaining lease term for all properties (weighted by rent) 12.8 years

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Percentage of Number of Tenants Expiring

2009	—	15	—	15	6.8%	6.8%
2010	1	23	—	24	10.9%	17.7%
2011	—	22	—	22	10.0%	27.7%
2012	—	38	—	38	17.2%	44.9%
2013	1	21	—	22	10.0%	54.9%
2014	—	22	—	22	10.0%	64.9%
2015	2	18	—	20	9.0%	73.9%
2016	2	18	—	20	9.0%	82.9%
2017	2	12	—	14	6.3%	89.2%
2018	—	6	—	6	2.7%	91.9%
2019 and after	4	12	2	18	8.1%	100.0%
Total	12	207	2	221	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units or Beds or Square Feet with Leases Expiring

Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds Expiring	Cumulative Percentage of Total Living Units or Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2009	—	0.0%	0.0%	26,716	—	26,716	0.7%	0.7%
2010	140	0.5%	0.5%	73,408	—	73,408	2.0%	2.7%
2011	—	0.0%	0.5%	63,458	—	63,458	1.7%	4.4%
2012	—	0.0%	0.5%	296,708	—	296,708	8.2%	12.6%
2013	4,091	15.6%	16.1%	143,974	—	143,974	4.0%	16.6%
2014	—	0.0%	16.1%	157,987	—	157,987	4.4%	21.0%
2015	283	1.1%	17.2%	232,520	—	232,520	6.4%	27.4%
2016	517	2.0%	19.2%	328,525	—	328,525	9.1%	36.5%
2017	3,355	12.8%	32.0%	32,895	—	32,895	0.9%	37.4%
2018	—	0.0%	32.0%	48,174	—	48,174	1.3%	38.7%
2019 and after	17,818	68.0%	100.0%	1,413,562	812,000	2,225,562	61.3%	100.0%
Total	26,204	100.0%		2,817,927	812,000	3,629,927	100.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

	2009	2008	Change	% Change
	(dollars in thousands, except per share amounts)
Rental income	$72,010	$58,844	$13,166	22.4%
Interest and other income	355	829	(474)	(57.2)%

Property operating expenses	4,112	1,024	3,088	301.6%
Interest expense	15,949	9,606	6,343	66.0%
Depreciation expense	19,689	15,859	3,830	24.2%
Acquisition costs	517	—	517	—
General and administrative	5,284	4,303	981	22.8%
Impairment of assets	11,249	—	11,249	—

Income before gain on sale of properties	15,565	28,881	(13,316)	(46.1)%
Gain on sale of properties	—	266	(266)	—
Net income	$15,565	$29,147	$13,582	(46.6)%

Weighted average shares outstanding	121,665	114,493	7,172	6.3%

Income before gain on sale of properties per share	$0.13	$0.25	$(0.12)	(48.0)%
Net income per share	$0.13	$0.25	$(0.12)	(48.0)%

Rental income increased because of rents earned from our real estate acquisitions since October 1, 2008, including $13.7 million of rental income in the third quarter of 2009 due to our acquisition of MOBs since June 2008.  Interest and other income decreased as a result of lower levels of investable cash and lower interest rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in property operating expenses for the quarter ended September 30, 2009 is theresult of our acquisition of MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, cleaning costs and property management fees paid to Reit Management & Research LLC, or RMR.

Interest expense increased because of interest payments on our $512.9 million mortgage financing entered in August 2009 with a weighted average interest rate of 6.59%, the amortization of $11.8 million of deferred financing fees incurred in connection with this mortgage financing and greater amounts outstanding under our revolving credit facility offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $90.4 million and 1.1%, and $32.2 million and 4.0%, for the three months ended September 30, 2009 and 2008, respectively.  Interest expense also increased due to $61.3 million of debt assumed in connection with our third quarter 2008 acquisitions.

Depreciation expense for the third quarter of 2009 increased because of acquisitions since October 1, 2008. Commencing January 1, 2009, acquisition costs are expensed under the Business Combinations Topic of The FASB Accounting Standards CodificationTM, or the Codification.  General and administrative expenses increased in 2009 principally due to our acquisitions since October 1, 2008.

During the three months ended September 30, 2009, we recognized an impairment of assets charge of $11.2 million related to eight properties, including six skilled nursing facilities, one assisted living property and one MOB.

On July 1, 2008, we sold three assisted living facilities for net proceeds of $21.4 million.  The carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

Net income per share decreased because of the changes in revenues and expenses described above and the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and September 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008:

	2009	2008	Change	% Change
	(in thousands, except per share amounts)
Rental income	$209,785	$160,591	$49,194	30.6%
Interest and other income	750	2,025	(1,275)	(63.0)%

Property operating expenses	10,286	1,124	9,162	815.1%
Interest expense	37,432	28,934	8,498	29.4%
Depreciation expense	56,713	43,235	13,478	31.2%
Acquisition costs	1,911	—	1,911	—
General and administrative	15,335	12,506	2,829	22.6%
Impairment of assets	11,249	2,940	8,309	282.6%

Income before gain on sale of properties	77,609	73,877	3,732	5.1%
Gain on sale of properties	—	266	(266)	—
Net income	$77,609	$74,143	$3,466	4.7%

Weighted average shares outstanding	120,005	102,004	18,001	17.6%

Income before gain on sale of properties per share	$0.65	$0.72	$(0.07)	(9.7)%
Net income per share	$0.65	$0.73	$(0.08)	(11.0)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased because of rents earned from our real estate acquisitions since October 1, 2008, including $35.2 million of rental income in the nine months ended September 30, 2009 due to our acquisition of MOBs since June 2008, partially offset by a reduction in rental income resulting from the sale of three properties during the third quarter of 2008.  Interest and other income decreased as a result of lower levels of investable cash and lower interest rates.

The increase in property operating expenses for the nine months ended September 30, 2009 is the result of our acquisition of MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, cleaning costs and property management fees paid to RMR.

Interest expense increased because of interest payments on our $512.9 million mortgage financing entered in August 2009 with a weighted average interest rate of 6.59%, the amortization of $11.8 million of deferred financing fees incurred in connection with this mortgage financing and greater amounts outstanding under our revolving credit facility offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $169.2 million and 1.3%, and $48.2 million and 3.8%, for the nine months ended September 30, 2009 and 2008, respectively.  Interest expense also increased due to $61.3 million of debt assumed in connection with our third quarter 2008 acquisitions.

Depreciation expense for the nine months ended September 30, 2009 increased because of acquisitions since October 1, 2008. Commencing January 1, 2009, acquisition costs are expensed under the Business Combinations Topic of the Codification.  General and administrative expenses increased in 2009 principally due to our acquisitions since October 1, 2008.

During the nine months ended September 30, 2009, we recognized an impairment of assets charge of $11.2 million related to eight properties, including six skilled nursing facilities, one assisted living property and one MOB.  During the nine months ended September 30, 2008, we recognized an impairment of assets charge of $2.9 million related to one assisted living property.

On July 1, 2008, we sold three assisted living facilities for net proceeds of $21.4 million.  The carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

Net income per share decreased because of the changes in revenues and expenses described above and the effect of an increase in the weighted average number of shares outstanding resulting from our issuance of common shares in February and June 2008 and February and September 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rent rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. During the nine months ended September 30, 2009, we generated $160.5 million of cash from operations and at September 30, 2009, we had $72.5 million of cash and cash equivalents.

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

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRPT Properties Trust, or HRP, for a total purchase price of $565.0 million.  As of September 1, 2009, we completed these transactions with HRP.  We currently continue to own 45 of these properties, acquired for a total purchase price of approximately $558.2 million.  One property with a value of approximately $3.0 million is no longer subject to a purchase agreement and we sold two properties during 2009.  For more information concerning these purchases please see Notes 2 and 5 to our condensed consolidated financial statements above and the subsection titled “Related Persons Transactions” below.

In February and September 2009, we issued 5.9 and 6.9 million common shares in public offerings, raising net proceeds of approximately $96.8 million and $127.2 million, respectively.  We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and below and for general business purposes.  We intend to use the balance of the net proceeds from the September offering for general business purposes, including funding pending acquisitions and for possible future acquisitions.

On August 4, 2009, we closed a $512.9 million mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties leased to Five Star. We used the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility, to purchase the remaining seven MOBs from HRP and to acquire the 10 MOBs and one senior living property from unaffiliated parties as described below.  In connection with the FNMA transaction, we realigned our leases with Five Star, we purchased property and securities from Five Star and we reduced the rent payable by Five Star to us and Five Star assumed certain obligations to FNMA.  For more information about the changes in our relationship with Five Star resulting from the FNMA transaction, please see Notes 2 and 5 to our condensed consolidated financial statements above and the subsection titled “Related Persons Transactions” below.

During the nine months ended September 30, 2009, we purchased $30.4 million of improvements made to our properties that are leased to Five Star.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.  As a result of this purchase, the annual rent payable to us by Five Star increased by approximately $2.4 million.

At September 30, 2009, we had $72.5 million of cash and cash equivalents and $550.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

On February 13, 2009, we paid a $0.35 per common share, or $40.1 million, quarterly distribution to our common shareholders for the quarter ended December 31, 2008.  On May 15, 2009, we paid a $0.35 per common share, or $42.2 million, quarterly distribution to our common shareholders for the quarter ended March 31, 2009.  On August 14, 2009, we paid a $0.36 per common share, or $43.4 million, quarterly distribution to our common shareholders for the quarter ended June 30, 2009.  On October 5, 2009, we declared a quarterly distribution of $0.36 per common share, or $45.9 million, to be paid to our common shareholders of record on October 15, 2009 with respect to our results for the quarter ended September 30, 2009. We expect to pay this quarterly distribution on or about November 17, 2009, using cash on hand and, if necessary, borrowings under our revolving credit facility.

On September 30, 2009, we acquired 10 MOBs with a total of 643,000 square feet for approximately $169.0 million, plus closing costs, from an unaffiliated party for initial cash rent of $15.0 million per year.  These buildings are currently 100% leased to one tenant for a lease term of 15 years plus renewal options.  We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described above and proceeds from our equity offering in September 2009 described above.

On October 1, 2009, we acquired one senior living property for approximately $21.0 million, plus closing costs, from an unaffiliated party.  We leased this property to Five Star and added this property to Five Star Lease No. 4, which has a current term expiring in 2017, for initial rent of approximately $1.8 million per year.  Percentage rent, based on increases in gross revenues at this property, will commence in 2011.  We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described above and proceeds from our equity offering in September 2009 described above.

In October 2009, we agreed to acquire 10 senior living properties for approximately $97.3 million from two unaffiliated parties.  We intend to lease these properties to Five Star and expect initial rent to be approximately $8.5 million per year.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2011.  We expect to fund these acquisitions using cash on hand,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

proceeds from our equity offering in September 2009 described above and borrowings under our revolving credit facility.  The purchase of these properties is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase these properties.

As of November 4, 2009, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our principal debt obligations at September 30, 2009, were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $322.5 million and $647.1 million of mortgages secured by 61 of our properties.  Our senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2009, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Persons Transactions

In May 2008, we entered into a series of agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565.0 million.  As of September 1, 2009, we completed these transactions with HRP.  During 2009, we acquired 10 of these MOBs containing 617,000 square feet for an aggregate purchase price of approximately $214.6 million, plus closing costs.  We recorded intangible lease assets of $19.3 million and intangible lease liabilities of $3.6 million for these MOBs acquired during the nine months ended September 30, 2009.  One of the remaining buildings with an allocated value of $3.0 million is no longer subject to our purchase agreement.  At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of our MOB properties for approximately $3.2 million, which was their approximate net book value, to two unaffiliated parties.  We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558.2 million, plus closing costs.  We funded these acquisitions using cash on hand, proceeds from a mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans, on two properties, totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.  As of September 30, 2009, the MOBs that we acquired from HRP and continue to own were 98% leased to approximately 200 tenants for an average lease term of 9.2 years.

HRP was formerly our parent.  We were spun off to HRP’s shareholders in 1999 and, at the time of this spin off, we and HRP entered into a transaction agreement which, among other things, prohibited

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

us from purchasing MOBs.  Concurrently with the execution and delivery of the purchase agreements described above, we and HRP entered into an amendment to that transaction agreement, or the first amendment agreement, to permit us, rather than HRP, to invest in medical office, clinic and biomedical, pharmaceutical and laboratory buildings.  The first amendment agreement is subject, in the case of mixed use buildings, to HRP’s retaining the right to invest in any mixed use building for which the rentable square footage is less than 50% medical office, clinic and biomedical, pharmaceutical and laboratory use.  Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP’s change of control or a change of control of HRP’s subsidiary which owns such properties.

Both we and HRP are managed by RMR; Barry Portnoy and Adam Portnoy own RMR and are Managing Trustees of both us and HRP; and Frederick Zeytoonjian is an Independent Trustee of both us and HRP.  Because of these relationships, the terms of our agreements entered in 2008 with HRP were negotiated and approved by special committees of our and HRP’s boards composed of trustees of each company who are not trustees of both companies. For more information about the terms of the purchase agreements, the first amendment agreement and the right of first refusal agreement between us and HRP, please read these agreements, copies of which are filed as exhibits to our Current Report on Form 8-K dated May 9, 2008, copies of which are available at the SEC website: www.sec.gov.

Five Star is our largest tenant and is our former subsidiary.  In addition to being our manager, RMR also provides management services to Five Star.  One of our trustees, Barry Portnoy, is currently a Managing Director of Five Star.  Because of these and other relationships we and Five Star may be considered related persons.  As of September 30, 2009, we leased 181 senior living communities and two rehabilitation hospitals to Five Star for total annual minimum rent of $173.7 million.  Because of the relationships between us and Five Star, all of our transactions with Five Star are separately approved by our Independent Trustees and Five Star’s Independent Directors.

During the nine months ended September 30, 2009, pursuant to the terms of our existing leases with Five Star, we purchased $30.4 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $2.4 million.

On August 4, 2009, we closed a $512.9 million mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties that we own and lease to Five Star with 5,618 living units / beds located in 16 states. We used the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility, to purchase the remaining seven MOBs from HRP and to acquire 10 MOBs and one senior living property from unaffiliated parties.   In connection with the FNMA transaction, we realigned our four leases with Five Star.  Lease No. 1 (which is comprised of four separate leases) now includes 79 properties (excluding one property sold subsequent to September 30, 2009 as described above), including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2024.  Lease No. 2 now includes 49 properties (excluding one property sold subsequent to September 30, 2009 as described above), including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals, and expires in 2026.  Lease No. 3 now includes the 28 FNMA financed properties, including independent living communities and assisted living communities, and expires in 2028.  Lease No. 4 now includes 26 properties (including one property acquired subsequent to September 30, 2009 as described above and below), including independent living communities, assisted living communities and skilled nursing facilities, and expires in 2017.  In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Lease Realignment Agreement.  Pursuant to the terms of the Lease Realignment Agreement, (1) the four leases,

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

or the Leases, were reconfigured as described above, (2) we acquired certain personal property located at 28 properties in 16 states, or the Properties, from subsidiaries of Five Star and pledged that personal property to FNMA, (3) we purchased 3,200,000 shares, or the Shares, of Five Star common stock, $.01 par value per share, which represent approximately 9% of its total common stock outstanding, (4) Five Star assumed certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure certain obligations to us and arising under the FNMA loan.  To compensate Five Star for its sale of personal property to us, its sale of the Shares to us, the pledge of Five Star’s intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under Lease No. 2 by $2.0 million per year for the term of that Lease; (2) we paid Five Star $18.6 million; and (3) we reimbursed Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction.  Five Star has granted certain registration rights to us with regard to the Shares and our future transfer of the Shares are subject to certain restrictions.  The terms of the Lease Realignment Agreement described above were negotiated and approved by special committees of our Independent Trustees and Five Star’s Independent Directors, none of whom are trustees or directors of the other company.  Each special committee was represented by separate counsel.  For more information about this FNMA financing and the agreement we entered with Five Star to facilitate this financing, please see Part II, Item 5 of our Quarterly Report on Form 10Q for the quarter ended June 30, 2009.

On October 1, 2009, we acquired one senior living property for approximately $21.0 million, plus closing costs, from an unaffiliated party.  We leased this property to Five Star and added this property to Five Star Lease No. 4, which has a current term expiring in 2017, for initial rent of approximately $1.8 million per year.  Percentage rent, based on increases in gross revenues at this property, will commence in 2011.  We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described above and proceeds from our equity offering in September 2009 described above.

In October 2009, we agreed to acquire 10 senior living properties for approximately $97.3 million from two unaffiliated parties.  We intend to lease these properties to Five Star and expect initial rent to be approximately $8.5 million per year.  We expect percentage rent, based on increases in gross revenues at these properties, will commence in 2011.  We expect to fund these acquisitions using cash on hand, proceeds from our equity offering in September 2009 described above and borrowings under our revolving credit facility.  The purchase of these properties is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase these properties.

As of September 30, 2009, we have invested $5.1 million in Affiliates Insurance Company, or AIC, an insurance company, that is owned by RMR and other companies to which RMR provides management services.  We own 16.67% of the common shares of AIC which has a current carrying value of $5.0 million.

RMR continues to provide both business and property management services to us with fees calculated based upon our gross investments and gross MOB rents, respectively.  RMR is owned by our Managing Trustees, Barry and Adam Portnoy.  For more information about our dealings with our two Managing Trustees, RMR, Five Star, HRP and their affiliates and our investments in AIC and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report on Form 10-K for the year ended December 31, 2008, or the Annual Report, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, or the Quarterly Reports, the Other Items in this Quarterly Report on Form 10-Q, and our other filings made with the SEC, and in particular, the section captioned “Risk Factors” in the Annual Report, the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report, Quarterly Reports and this Quarterly Report on Form 10-Q and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated March 30, 2009, or our Proxy Statement, relating to our 2009 Annual Shareholders Meeting.

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

At September 30, 2009, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages(1)	307,760	6.710%	20,651	2019	Monthly
Mortgages	49,584	6.54%	3,243	2017	Monthly
Mortgages	32,678	6.97%	2,278	2012	Monthly
Mortgage	14,518	6.91%	1,003	2013	Monthly
Mortgages	11,647	6.11%	712	2013	Monthly
Mortgage	4,403	6.50%	286	2013	Monthly
Mortgage	4,005	7.31%	293	2022	Monthly
Mortgage	1,957	7.85%	154	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$763,752		$56,568

(1) Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  However, if these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $2.7 million.  Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2009, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $26.0 million.

We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined.  Our mortgages contain provisions that allow us to make repayment at par plus premiums which are generally designed to preserve a stated yield to the mortgage holder.  Also, we occasionally have the opportunity to purchase our outstanding debt by open market purchases.  These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Our unsecured revolving credit facility accrues interest at floating rates and matures on December 31, 2010.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee. At September 30 and November 4, 2009, we had zero amounts outstanding and $550.0 million available for borrowing under our revolving credit facility.  We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt, including the floating rate portion of the FNMA mortgage financing described below.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense at September 30, 2009 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2009	1.12%	$550,000	$6,160
10% reduction	1.01%	$550,000	$5,555
10% increase	1.23%	$550,000	$6,765

On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate and a part is at a floating rate calculated as a spread above LIBOR.  A change in market interest rates will change the value of the fixed rate part of this loan and the interest expense on the floating rate part of this loan.  For example, at the time we closed this FNMA mortgage loan, our effective weighted average annual interest rate payable on the full amount of this loan was 6.59%.  If interest rates increase by 10% of current rates, the impact upon us would be to change the value of this obligation and change our interest expense as shown in the following table:

	Impact of Changes in Interest Rates
	Weighted Average Interest Rate (1)	Fair Value of Outstanding Debt	Total Interest Expense Per Year
At September 30, 2009	6.59%	$512,934	$33,802
10% reduction	5.93%	$536,180	$31,795
10% increase	7.25%	$489,469	$35,487

(1)  A portion of the loan requires interest at a fixed rate of 6.71% and a portion of the loan requires interest at a variable rate which was 6.415% at September 30, 2009.  This table assumes a 10% interest rate change on the variable portion of the loan.  The fixed rate portion of the loan is also included in the table above relating to our outstanding fixed rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      OUR RESPONSIBILITIES UNDER THE FNMA LOAN;

•      OUR ABILITY TO PURCHASE OR SELL PROPERTIES;

•      OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

•      OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

•      OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES;

•      OUR AGREEMENTS TO PURCHASE CERTAIN SENIOR LIVING PROPERTIES;

•      OUR PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

•      OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•      THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS;

•      ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, HRP, RMR AND THEIR AFFILIATES;

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

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE INTEND TO USE THE PROCEEDS OF OUR SEPTEMBER 2009 EQUITY ISSUANCE, AMONG OTHER PURPOSES, TO FUND ACQUISITIONS. WE ARE CURRENTLY CONSIDERING SEVERAL ACQUISITION OPPORTUNITIES; HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL CONCLUDE ANY OF THESE ACQUISITIONS OR THAT ALTERNATIVE ACQUISITIONS WILL BE IDENTIFIED AND CLOSED;

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TERMS OF THE LEASE REALIGNMENT AGREEMENT BETWEEN US AND FIVE STAR WERE NEGOTIATED BY SPECIAL COMMITTEES OF THE BOARDS OF US AND FIVE STAR COMPOSED ONLY OF OUR TRUSTEES AND FIVE STAR DIRECTORS WHO ARE NOT ALSO TRUSTEES AND DIRECTORS OF THE OTHER COMPANY. THE IMPLICATION OF THIS STATEMENT MAY BE THAT THIS AGREEMENT WAS NEGOTIATED ON AN ARMS LENGTH BASIS AND MAY NOT BE LEGALLY CHALLENGED BECAUSE THIS AGREEMENT PROVIDES A FAIR EXCHANGE OF CONSIDERATION BETWEEN US AND FIVE STAR. IN FACT: (I) FIVE STAR WAS FORMERLY OUR 100% OWNED SUBSIDIARY AND FIVE STAR BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO OUR SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND FIVE STAR; (III) THE OFFICERS OF BOTH US AND FIVE STAR ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR; (V) THE MEMBERS OF THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR ALSO SERVE AS TRUSTEES OR DIRECTORS OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND FIVE STAR HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER. ALTHOUGH WE BELIEVE THAT THIS AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS AMONG FIVE STAR AND US, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR TO FIVE STAR. LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE LEASE REALIGNMENT AGREEMENT WITH FIVE STAR WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THE CONSIDERATION WE HAVE EXCHANGED WITH FIVE STAR. SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT;

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO PURCHASE AND SALE AGREEMENTS TO ACQUIRE 10 PROPERTIES FROM UNAFFILIATED PARTIES.  OUR OBLIGATION TO COMPLETE THESE PURCHASES IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF LARGE COMMERCIAL REAL ESTATE PURCHASES.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, THESE PROPERTIES MAY NOT BE PURCHASED.  ALSO, THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT IF THESE PROPERTIES ARE PURCHASED THEY WILL BE LEASED TO FIVE STAR.  THE FINAL TERMS OF OUR LEASE FOR THESE

PROPERTIES HAVE NOT YET BEEN AGREED AND, BECAUSE OF THE MULTIPLE RELATIONSHIPS AMOUNG US, FIVE STAR AND RMR, THESE TERMS WILL BE SUBJECT TO APPROVAL BY OUR TRUSTEES AND FIVE STAR’S DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER COMPANIES.  ACCORDINGLY, THIS LEASE MAY NOT BE ENTERED;

•      OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

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

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING SENIOR HOUSING PROPERTIES TRUST, DATED SEPTEMBER 20, 1999, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF SENIOR HOUSING PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, SENIOR HOUSING PROPERTIES TRUST.  ALL PERSONS DEALING WITH SENIOR HOUSING PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF SENIOR HOUSING PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II.   Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On September 17, 2009, pursuant to our incentive share award plan, we granted 63,450 common shares of beneficial interest, par value $0.01 per share, valued at $19.36 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 5.      Other Items

On November 2, 2009, our board approved amended and restated bylaws of the Company.  Those amended and restated bylaws clarify the existing bylaw provisions imposing liability on shareholders for, and obligating a shareholder to indemnify us and hold us harmless from and against, all costs, expenses , penalties, fines or other amounts arising from the shareholder’s breach of any provision of our declaration of trust or bylaws and other conforming and clarifying changes, and include arbitration provisions for the resolution of certain disputes, claims and controversies.

Section 14.2 of our amended and restated bylaws now expressly provides that matters for which a shareholder is liable to and obligated to indemnify and hold us harmless include any breach or failure to fully comply with any covenant, condition or provision of our declaration of trust or bylaws, including the advance notice provisions pertaining to shareholder nominations and other proposals, and applies to derivative actions brought against us in which the shareholder is not the prevailing party.  Our amended and restated bylaws also include a new Article XV, which provides that actions brought against us or any trustee, officer, manager (including RMR or its successor), agent or employee of us, by a shareholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in our amended and restated bylaws.

The foregoing description of our amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is attached as Exhibit 3.1, and which amended and restated bylaws are incorporated herein by reference.  In addition, a marked copy of our amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.2.

Item 6.      Exhibits

3.1           Amended and Restated Bylaws, as amended and restated as of November 2, 2009.

3.2           Amended and Restated Bylaws, as amended and restated as of November 2, 2009 (marked).

10.1         Second Amendment to Purchase Agreement, dated as of September 1, 2009, by and between Senior Housing Properties Trust and HUB Properties Trust (with respect to Oklahoma Clinics) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 9, 2009).

10.2         Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, by and among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Filed herewith).

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
Dated: November 4, 2009

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 4, 2009