Form 10-K
period 2009-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2010-02-19
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	04-3445278 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices)(Zip Code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $2.0 billion based on the $16.32 closing price per common share on the New York Stock Exchange on June 30, 2009. For purposes of this calculation, an aggregate of 327,088 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 19, 2010: 127,377,665.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 2010, or our definitive Proxy Statement.

SENIOR HOUSING PROPERTIES TRUST
2009 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 12, 2010.

i

In this Annual Report on Form 10-K, the terms "SNH", the "Company", "we", "us" and "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE", OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO PURCHASE OR SELL PROPERTIES,

  •
  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

  •
  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, AND PAY THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

  •
  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  OUR ABILITY TO RENEW OR REFINANCE OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR RESPONSIBILITIES UNDER THE FEDERAL NATIONAL MORTGAGE ASSOCIATION, OR FNMA, LOAN,

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 57% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE.

FOR EXAMPLE:

  •
  FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS,

  •
  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

  •
  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

  •
  CHANGES IN REGULATIONS EFFECTING ITS OPERATIONS, AND

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR'S COST INCREASES.

  •
  IF FIVE STAR'S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT FIVE STAR HAS AGREED TO UNDERTAKE CERTAIN REPORTING AND OTHER REQUIREMENTS UNDER THE FNMA MORTGAGE LOAN TO US. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE HAVE BEEN RELEASED OF THESE OBLIGATIONS TO FNMA. IN FACT, WE REMAIN RESPONSIBLE TO FNMA FOR ALL REQUIREMENTS ARISING UNDER THE MORTGAGE AND LOAN DOCUMENTS AND WE WILL BE RESPONSIBLE TO PERFORM THE OBLIGATIONS WHICH FIVE STAR HAS ASSUMED IN THE EVENT FIVE STAR FAILS TO SATISFY THESE OBLIGATIONS. ALSO, CERTAIN OF THE OBLIGATIONS ARISING UNDER THE MORTGAGE DOCUMENTS RELATE TO FIVE STAR'S OPERATIONS OF THE MORTGAGED PROPERTIES WHICH MAY BE BEYOND OUR CAPACITY TO PERFORM,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE TERMS OF THE LEASE REALIGNMENT AGREEMENT BETWEEN US AND FIVE STAR, OR THE LEASE REALIGNMENT AGREEMENT, WERE NEGOTIATED BY SPECIAL COMMITTEES OF THE BOARDS OF US AND FIVE STAR COMPOSED ONLY OF OUR TRUSTEES AND FIVE STAR DIRECTORS WHO ARE NOT ALSO TRUSTEES AND DIRECTORS OF THE

    OTHER COMPANY. THE IMPLICATION OF THIS STATEMENT MAY BE THAT THIS AGREEMENT WAS NEGOTIATED ON AN ARMS LENGTH BASIS AND MAY NOT BE LEGALLY CHALLENGED BECAUSE THIS AGREEMENT PROVIDES A FAIR EXCHANGE OF CONSIDERATION BETWEEN US AND FIVE STAR. IN FACT: (I) FIVE STAR WAS FORMERLY OUR 100% OWNED SUBSIDIARY AND FIVE STAR BECAME A SEPARATELY OWNED PUBLIC COMPANY AS A RESULT OF A SPIN OFF TO OUR SHAREHOLDERS IN 2001; (II) RMR PROVIDES MANAGEMENT SERVICES TO BOTH US AND FIVE STAR; (III) THE OFFICERS OF BOTH US AND FIVE STAR ARE ALSO OFFICERS OF RMR; (IV) RMR AND ITS OFFICERS PROVIDED INFORMATION AND ASSISTANCE TO THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR; (V) THE MEMBERS OF THE SPECIAL COMMITTEES OF BOTH US AND FIVE STAR ALSO SERVE AS TRUSTEES OR DIRECTORS OF OTHER COMPANIES MANAGED BY RMR; AND (VI) WE AND FIVE STAR HAVE EXTENSIVE AND CONTINUING BUSINESS WITH EACH OTHER. ALTHOUGH WE BELIEVE THAT THIS AGREEMENT IS FAIR TO US, IN THE CIRCUMSTANCES OF THE MULTIPLE RELATIONSHIPS BETWEEN FIVE STAR AND US, IT IS POSSIBLE THAT LITIGATION MAY BE BROUGHT ALLEGING THAT THIS AGREEMENT IS UNFAIR TO US OR TO FIVE STAR. LITIGATION MAY BE EXPENSIVE AND DISTRACTING TO MANAGEMENT. WE CAN PROVIDE NO ASSURANCE THAT OUR ENTRY INTO THE LEASE REALIGNMENT AGREEMENT WILL NOT CAUSE US TO BECOME INVOLVED IN LITIGATION THAT CHALLENGES THE FAIRNESS OF THE CONSIDERATION WE HAVE EXCHANGED WITH FIVE STAR. SUCH ALLEGATIONS OR LITIGATION COULD CAUSE OUR SHARE TRADING PRICE TO DECLINE AND THE OUTCOME OF SUCH LITIGATION IS IMPOSSIBLE TO PREDICT,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO PURCHASE ONE MEDICAL OFFICE, CLINIC AND BIOTECH LABORATORY BUILDING FROM AN UNAFFILIATED PARTY. OUR OBLIGATIONS TO COMPLETE THIS CURRENTLY PENDING ACQUISITION ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE ACQUISITIONS. AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, WE MAY NOT ACQUIRE THIS PROPERTY,

  •
  OUR PARTICIPATION IN AFFILIATES INSURANCE COMPANY, OR AIC, INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT,

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS, OR BECOMES MORE, RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

  •
  OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS, AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS REPORT UNDER "ITEM 1A. RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

v

PART I

Item 1.    Business.

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998. As of December 31, 2009, we owned 298 properties located in 35 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $3.3 billion. Our portfolio includes 232 senior living properties with 26,937 living units / beds, 56 medical office, clinic and biotech laboratory buildings, or MOBs, with 2.9 million square feet of space and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 796-8350.

        We believe that the aging of the United States population will increase demand for existing senior apartments, independent living properties, assisted living properties, nursing homes, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by purchasing additional properties and leasing them at rents that are greater than our costs of capital and other ownership costs and by structuring leases that provide or permit for periodic rental increases.

        Our business plan contemplates investments in age restricted apartment buildings, independent living properties, assisted living properties, nursing homes, rehabilitation hospitals, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our Board of Trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

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

        Rehabilitation Hospitals.    Rehabilitation hospitals, also known as inpatient rehabilitation facilities, or IRFs, provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in nursing homes. Patients in IRFs generally receive a minimum of three hours of rehabilitation services daily. IRFs often also provide outpatient services to patients who do not remain overnight. Our two rehabilitation hospitals have beds available for inpatient services and provide extensive outpatient services from the hospitals' premises, such as rehabilitation services for amputees, brain injury, cardio-pulmonary conditions, orthopedic conditions, spinal cord injury, stroke and neurorehabilitation.

        Medical office, clinic and biotech laboratory buildings.    The MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other health personnel, and other businesses in medical related fields, including clinics and laboratory uses.

        Wellness Centers.    Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children's centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.

        Other Types of Real Estate.    In the past, we have considered investing in real estate different from our existing property types, including some properties outside the United States of America, or U.S. We may explore such alternative investments in the future.

Tenants.

        The following chart presents a summary of our leases as of December 31, 2009 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Units / Beds / Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annual Rent(1)	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	89	6,468 units/beds	$630,167	$575,620	$53,846	12/31/24	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	49	6,031 units/beds	502,364	407,215	49,316	6/30/26	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	28	5,618 units/beds	619,957	512,669	61,853	12/31/28	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)	26	2,720 units/beds	251,533	219,963	22,984	4/30/17	2 for 15 years each.
Sunrise Senior Living, Inc./Marriott International, Inc.(4)	14	4,091 units/beds	325,165	211,624	32,378	12/31/13	4 for 5 years each.
Brookdale Senior Living, Inc.	18	894 units	61,122	50,300	8,183	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1	156 beds	13,007	8,835	1,598	12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp.	1	140 beds	15,598	5,369	1,333	12/31/10	3 for 10 years each.
HealthQuest, Inc.	3	361 units/beds	7,589	4,251	1,314	6/30/16	1 for 10 years.
Covenant Care, LLC	1	180 beds	3,503	2,082	1,144	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103 beds	5,193	2,897	930	12/31/15	1 for 10 years.
The MacIntosh Company	1	175 beds	4,204	2,817	599	6/30/19	1 for 10 years.
Starmark Holdings, LLC (Wellbridge)(5)	3	129,600 sq. ft.	32,438	30,827	2,805	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(5)	1	38,500 sq. ft.	11,206	10,855	774	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(5)	2	186,000 sq. ft.	36,364	34,993	2,940	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(6)	4	458,000 sq. ft.	100,009	97,045	10,550	8/31/28	6 for 5 years each.
Multi-tenant MOBs	56	2,867,862 sq. ft.	698,564	686,304	76,227	2010 - 2034	Various.

Totals	298		$3,317,983	$2,863,666	$328,774

(1)
Includes percentage rent totaling $9.1 million based on increases in gross revenues at certain properties.

(2)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate mortgage financings in effect at the time we acquired the properties; we have agreed with the tenants to combine all four of these leases into one lease when these mortgage financings are paid.

(3)
Lease No. 3 exists to accommodate the mortgage financing that we have with the Federal National Mortgage Association as further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(4)
These properties are leased to Sunrise Senior Living, Inc.; this lease is guaranteed by Marriott International, Inc.

(5)
These properties are leased to subsidiaries of and are guaranteed by Starmark Holdings, LLC under three separate leases.

(6)
These properties are leased to a subsidiary of and are guaranteed by Life Time Fitness, Inc.

        Five Star Quality Care, Inc.    We lease 190 senior living communities and two rehabilitation hospitals to Five Star Quality Care, Inc., or Five Star, (NYSE Amex: FVE) for annual rent of $188.0 million, including percentage rent based on increases in gross revenues at certain properties ($3.6 million in 2009). Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. Five Star pays percentage rent equal to 4% of the increase in gross revenues at 183 of the 190 senior living communities over base year gross revenues as specified in the lease terms and pays no percentage rent at the two rehabilitation hospitals.

        Lease No. 1 (which is comprised of four separate leases) expires in 2024 and includes 89 properties, including independent living communities, assisted living communities and skilled nursing facilities, of which 28 secure mortgage debt payable to third parties. At December 31, 2009, the annual rent for Lease No. 1 was $53.8 million, including percentage rent of $1.0 million.

        Lease No. 2 expires in 2026 and includes 49 properties including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. At December 31, 2009, the annual rent for Lease No. 2 was $49.3 million, including percentage rent of $1.1 million.

        Lease No. 3 expires in 2028 and includes 28 properties, including independent living and assisted living communities, all of which secure mortgage debt payable to the Federal National Mortgage Association, or FNMA, (NYSE: FNM). At December 31, 2009, the annual rent for Lease No. 3 was $61.9 million, including percentage rent of $1.3 million.

        Lease No. 4 expires in 2017 and includes 26 properties, including independent living communities, assisted living communities and skilled nursing facilities. At December 31, 2009, the annual rent for Lease No. 4 was $23.0 million, including percentage rent of $178,000.

        Five Star was formerly our 100% owned subsidiary. We created Five Star in 2000 to operate nursing homes which we repossessed from former tenants who defaulted their leases. We distributed substantially all of our ownership of Five Star to our shareholders on December 31, 2001. One of our Managing Trustees is currently a Managing Director of Five Star, and Reit Management & Research LLC, or RMR, provides management services to both us and Five Star. As of December 31, 2009, Five Star is responsible for 57% of our annualized rents. Since it became a separate public company by the spin off to our shareholders, Five Star has not been consistently profitable. However, we believe Five Star has adequate financial resources and liquidity to continue its business and to meet its obligations to us. For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see Item 1A, "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

        Sunrise Senior Living, Inc.    Until 2003, Marriott Senior Living Services, Inc., or MSLS, was our tenant for these 14 properties. In March 2003, Marriott International, Inc., or Marriott, (NYSE: MAR) sold MSLS to Sunrise Senior Living, Inc., or Sunrise, (NYSE: SRZ) and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS. SLS is a 100% owned subsidiary of Sunrise. These properties are leased to 2013. The annual rent we received in 2009 from this lease was $32.4 million, including percentage rent of $4.3 million based on increases in gross revenues at these properties. Marriott continues to guarantee the rent due to us for these 14 properties leased to Sunrise.

        Brookdale Senior Living, Inc.    We lease 18 assisted living properties to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, (NYSE: BKD) until 2017. The annual rent under this lease is $8.2 million per year, including percentage rent of $1.2 million based on increases in gross revenues at these properties. Residents pay a large majority of the revenues at these properties from their private resources. Brookdale guarantees this rent to us.

        Genesis HealthCare Corporation.    We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, a privately owned company, for $1.6 million of annual rent until 2016. Genesis has guaranteed the rent payable to us under this lease and we hold a security deposit of $235,000 to secure payment of this rent.

        ABE Briarwood Corp.    We lease one skilled nursing facility in Canonsburg, PA to a subsidiary of ABE Briarwood Corp., a privately owned company, for $1.3 million of annual rent until December 31, 2010. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc. Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc., and is secured by a security deposit of $600,000.

        HealthQuest, Inc.    We lease two skilled nursing facilities and one independent living facility located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2016. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is approximately $1.3 million per year and will increase at agreed times during the lease term.

        Covenant Care, LLC.    We lease one skilled nursing facility in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.1 million of annual rent until 2015. The rent is scheduled to increase at agreed times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

        Evergreen Washington Healthcare, LLC.    We lease one skilled nursing facility in Seattle, WA to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015. The rent payable to us averages $930,000 per year during the lease term, although it is currently $958,000 per year and increases at agreed times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and its lease obligations are secured by a security deposit of $385,000.

        The MacIntosh Company.    We lease one skilled nursing facility in Grove City, OH to The MacIntosh Company for $599,000 per year until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark Holdings, LLC, or Starmark, a private company. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have a current term expiring in 2023 and require aggregate annual rent of $6.5 million, plus consumer price index based increases.

        Life Time Fitness, Inc.    We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness, Inc., or Life Time Fitness, (NYSE: LTM). This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The rent payable to us averages $10.6 million per year during the lease term, although it is currently $9.1 million per year and increases at scheduled times during the lease term.

        Medical office, clinic and biotech laboratory buildings (MOBs).    We own 56 multi-tenanted MOBs located in 12 states and Washington, D.C. These properties range in size from 1,700 to 154,400 square feet and have a total of 2.9 million square feet. These properties are 96% occupied as of December 31, 2009 under leases to approximately 200 tenants for current terms expiring between 2010 and 2034. The rent payable to us from these MOBs is currently $76.2 million per year, plus some scheduled increases and reimbursements of certain operating and tax expenses.

Lease Terms.

        Our leases of senior living facilities and wellness centers are so-called "triple net" leases which generally require the tenants to pay rent, to pay all operating expenses of the properties, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

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

        Our leases of MOBs include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

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

Investment Policies.

        Acquisitions.    Our present investment goals are to acquire additional properties primarily for income and secondarily for appreciation potential. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including:

  •
  use and size of the property;

  •
  proposed acquisition price;

  •
  proposed lease terms;

  •
  availability and reputation of a financially qualified lessee(s) or guarantor(s);

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

        Our current revolving credit facility matures in December 2010, and, subject to certain conditions, we have an option to extend the facility an additional year by paying a fee. We continue to monitor market conditions for comparable revolving credit facilities, and our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise the one year extension period. Our Board of Trustees may also determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

Manager.

        Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 332-3990. RMR also acts as the manager to Government Properties Income Trust, or GOV, (NYSE: GOV), HRPT Properties Trust, or HRP, (NYSE: HRP) and Hospitality Properties Trust, or HPT, (NYSE: HPT) and provides management services to other public and private companies, including Five Star and TravelCenters of America LLC, or TA, (NYSE Amex: TA). Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey, Jr., Senior Vice President; John A. Mannix, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. David J. Hegarty and Richard A. Doyle are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 19, 2010, RMR had approximately 600 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

Government Regulation and Reimbursement.

        The regulatory environment of the senior living and healthcare industries is extensive. Most of these laws and regulations affect the manner in which our tenants operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices and laws generally affecting our tenants' operation of our properties and how our tenants otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and skilled nursing facilities, hospitals, clinics and other healthcare facilities that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, skilled nursing facilities, hospitals, clinics and other healthcare facilities apply whether or not facilities accept Medicare or Medicaid funding, and typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay our rents and the values of our properties.

        Many senior living facilities are subject to regulation and licensing by state and local health and social service agencies or other regulatory authorities. Hospitals, clinics and other healthcare facilities are subject to regulations and licensing by state health authorities. In most states in which we own properties, our tenants are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, a certificate of need is required in most states before a skilled nursing facility or hospital can be opened or the services at an existing facility can be expanded. In some states, certificate of need requirements also apply to assisted living communities and some other healthcare facilities. Senior living facilities, hospitals and other healthcare facilities are also subject to state and local building, zoning, fire and food service codes and must be in compliance with applicable codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants' ability to expand their facilities in existing markets. In addition, if any of our tenants operate our property outside of the scope of their licensed authority, their doing so could subject them to penalties, including closure of the facility.

        Healthcare facilities like those that we own seem to be subject to increasing numbers of inspections or surveys and potential enforcement actions by governmental authorities. Unannounced surveys or inspections may occur annually or biannually, or following a state's receipt of a complaint about the facility. From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed plan of corrective action relating to the affected facility's operations, but the governmental agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid participation, suspension or denial of admissions, partial or full denial of payments, state oversight, temporary management or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification or other sanctions or penalties could adversely affect the ability of a tenant to pay its rents. Our tenants may also expend considerable resources to respond to federal and state inspections, surveys, investigations, audits or other enforcement actions under applicable laws or regulations. Our tenants receive notices of potential sanctions and enforcement remedies from time to time, and such sanctions and penalties are imposed from time to time on our tenants. If any of our tenants were to fail to comply with any applicable legal requirements, or be unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect the affected tenants' abilities to pay their rents. State Attorneys General typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living communities and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive federal or state funds.

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

        Our medical office building and biotechnology laboratory tenants who provide healthcare services are subject to regulation by federal, state and local entities. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Healthcare providers and suppliers, including physicians and other licensed medical practitioners, who receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs and are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover increasing provider costs, including our rents.

        Our biotechnology laboratory tenants who seek to develop, manufacture or market and distribute new drugs, biologicals or medical devices for human use are extensively regulated by the U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities. The FDA and such other agencies regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of such products. Before a new pharmaceutical or device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation are required, involving significant time, expense and risks of failure. The FDA or an institutional review board may suspend a clinical trial on various grounds, such as exposure of subjects or patients to an unacceptable health risk. If a product is ultimately approved for manufacturing, marketing and distribution, the FDA has continuing oversight authority and may require post-market testing and surveillance. Pharmaceutical and medical device manufacturing practices and facilities must comply with FDA requirements and facilities are subject to FDA inspection. Continuing regulatory concerns include the potential for later discovery of safety concerns and related litigation, whether the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of such programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product and eventual expiration of the product's patent. Failure to comply with regulatory requirements or with anti-fraud, false claims, anti-kickback or physician referral laws could result in withdrawal of FDA approval, recall of products, suspension of production, civil or criminal penalties or other governmental actions.

        Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including state Medicaid waiver programs and state plans, for services in assisted living communities, the Medicare and Medicaid skilled nursing facility or hospital benefit programs, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates are limiting the payment levels for certain services provided at these facilities. The recent recession and current difficult economic conditions are causing budget shortfalls in most states. Pursuant to the American Recovery and Reinvestment Act of 2009, adopted February 17, 2009, federal Medicaid payments to states have been temporarily increased from October 1, 2008, through December 31, 2010, with greater increases for states with more unemployment. However, most states project continuing fiscal deficits. Because of state budget deficits and cost containment measures, increasing state Medicaid enrollments as a result of the recent recession, and the current federal budget deficit and other federal priorities, we expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants and that in some instances Medicaid rates may decline, and we are unable to estimate how recent or future Medicare rate changes will affect certain tenants. This combination of events may make it increasingly difficult for some of our tenants to pay rent to us.

        Medicare reimburses skilled nursing facilities under a prospective payment system, or the PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar Medicaid prospective payment systems. Phased in over three years starting in 1998, the PPS was intended to reduce the rate of growth in Medicare payments by giving skilled nursing facilities incentives to furnish only necessary services, and to cause those services to be delivered efficiently. Between November 1999, and January 1, 2006, Congress provided some relief from the impact of the PPS through various temporary increases in payment rates and a temporary moratorium on some therapy limitations for residents covered under Medicare Part B. Effective January 1, 2006, the Federal Centers for Medicare and Medicaid Services, or CMS, revised the PPS RUG payment categories and rates, eliminating the temporary rate increases formerly in effect. For many nursing homes, the PPS revisions effectively eliminated rate increases of approximately 3% that had gone into effect in October 2005. In October 2006, and again in October 2007 and 2008, the Medicare PPS rates were increased by approximately 3%. Effective as of October 1, 2009, CMS has adopted rules recalibrating the Medicare prospective payment categories for SNFs for federal fiscal year 2010. CMS estimates that the recalibration will result in a decrease of approximately 3.3% in projected SNF payments, offset by an increase of approximately 2.2% to account for inflation in federal fiscal year 2010, and that as a result, aggregate Medicare payments to SNFs will be reduced by approximately 1.1% in federal fiscal year 2010.

        The federal government is also seeking to slow the growth of Medicare and Medicaid payments to skilled nursing facilities pursuant to the Deficit Reduction Act of 2005, or the DRA. The DRA reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from receiving Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility now begins on the date of the prohibited transfer or the date the individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. Also under the DRA, the limits on Medicare Part B payments for outpatient therapies, previously subject to a moratorium, went into effect subject to an exemption if Medicare found additional services to be medically necessary for an individual. The Medicare outpatient therapy exemption process was extended through the end of 2009, but expired on December 31, 2009. The expiration of the Medicare outpatient therapy cap exemption process may result in a reduction in some of Five Star's outpatient therapy revenues in 2010. Proposals to reinstate and extend the exemption process have been introduced in Congress, but we cannot predict whether the exemption process will be extended.

        The DRA also includes provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities. In 2007, the Secretary of Health and Human Services awarded competitive grants for two or more years to a majority of states for demonstration projects to provide home and community based long term care services to individuals relocated from nursing homes, providing an increased federal Medicaid percentage payment for 12 months for each qualifying beneficiary. Also, effective as of January 1, 2007, states may include home and community based services as optional services under their Medicaid state plans. States must establish needs based criteria for the services, and more stringent needs based criteria for nursing home services. The states may cap enrollment, maintain waiting lists and offer the home and community based services in only some parts of a state, as Medicaid waivers allow. The Secretary of Health and Human Services will compare and assess outcomes and costs of long term care services provided at different types of sites.

        In 2004, CMS revised the Medicare standards that rehabilitation hospitals are required to meet in order to participate in the Medicare program as IRFs. The rule, known as the "75% rule", was amended in December 2007 by the SCHIP Extension Act, and is now generally known as the "60%

rule". The rule now generally provides that, to be considered an IRF and receive reimbursement for services under the IRF PPS, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. In order to maintain their current levels of Medicare revenues, many rehabilitation hospitals have needed to reduce their numbers of non-qualifying patients and replace them with qualifying patients. Before it was amended in 2007, the rule was being phased in over a four year period that began on July 1, 2004. For cost reporting periods starting on and after July 1, 2006, 60% of a facility's inpatients must have required intensive rehabilitation services for one of the designated medical conditions. For cost reporting periods starting on and after July 1, 2007, and July 1, 2008, the required percentages were 65% and 75%, respectively. As a result of the 2007 retroactive amendment, the minimum requirement is now 60% for these and future cost reporting periods. If Five Star is unable to maintain compliance with this requirement at our rehabilitation hospitals, Medicare rates paid to Five Star at these hospitals could be materially adversely affected.

        For Medicare payments to IRFs on and after April 1, 2008, Medicare inflation related rate increases are frozen at zero percent for the Federal fiscal years ending September 30, 2008 and 2009, as required by the Medicare, Medicaid and SCHIP Extension Act of 2007. This freeze on increases reduced rates by 3.2% for discharges on and after April 1, 2008, effectively eliminating substantially all of an October 2007 rate increase of 3.5%. Also, on July 1, 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas for the Federal fiscal year ending September 30, 2009. The rule recalculates the weights assigned to patient case mix groups that are used to calculate Medicare rates under the prospective payment system, and resets the outlier threshold to maintain estimated outlier payments at 3% of total estimated IRF payments for fiscal year 2009. CMS estimated that the change contained in the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for Federal fiscal year 2009. Effective as of October 1, 2009, CMS has adopted rules that it estimates will increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010. CMS has set the outlier payments at 3% of total estimated IRF payments for the year. CMS has also adopted rules revising and clarifying the coverage criteria for Medicare patients in IRFs, effective as of January 1, 2010. These regulations include criteria for patient selection, treatment planning, coordination of care, and professional training and experience.

        The U.S. House of Representatives and Senate have each recently passed different comprehensive national healthcare reform bills that would, if adopted, dramatically change the country's healthcare system. We are unable to predict whether healthcare reform legislation will be adopted after negotiations between the House and Senate, the form of the legislation if adopted, or if adopted, the impact it will have on our tenants' business or financial conditions. The pending bills include healthcare insurance reforms, payment systems reforms and healthcare delivery systems reforms, with the goals of expanding access to health insurance coverage and reducing the growth of healthcare expenditures. Included in the bills or under consideration by Congress are mandates that most individuals purchase health insurance, tax credits to assist those with low incomes to acquire health insurance, expansion of Medicaid eligibility to more people, mandates that most employers pay part of the cost of health insurance for their employees, statewide insurance exchanges to expand access to health insurance, reducing or freezing Medicare and Medicaid provider payment rates including rates of SNFs and IRFs, and various pilot projects intended to reduce or slow the growth of healthcare costs. The pending legislation includes a pilot program under which acute care hospitals and post acute care providers such as SNFs and IRFs and rehabilitation clinics would receive a single bundled Medicare payment for acute hospital and post-acute care provided to a patient. The pending legislation also includes provisions for individuals to purchase government sponsored long term care insurance, which would entitle participating individuals after five or more years to receive insurance benefits for long term care services such as SNF or home health care services if needed in the future.

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

        Our tenants are also subject to certain federal and state laws that regulate financial arrangements by health care providers relating to referrals, such as the federal Anti-Kickback Law, the federal physician referral laws known as the Stark Laws, and certain state referral laws and anti-kickback laws. The federal Anti-Kickback Law makes it unlawful for any person to offer or pay or to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid program or other federally funded programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a tenant were to violate the federal Anti-Kickback Law, it could face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which could adversely affect its ability to pay its rents. While we require our tenants to comply with all laws that regulate the operation of our senior living properties, it is impossible to predict how our properties or tenants' ability to pay their rents could be affected if any of our tenants were subject to an action alleging such violations.

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

Competition.

        Investing in senior living facilities, wellness centers, MOBs and other real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. We do not believe we have a dominant position in any of the geographic or property markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, our affiliation with RMR, the quality of our assets and the financial strength of many of our tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We and our tenants also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

        For additional information on competition and the risks associated with our business, please see Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

Environmental and Climate Change Matters.

        Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. We reviewed environmental conditions surveys of the properties we own prior to their purchase. Based upon those surveys we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

Internet Website.

        Our internet website address is www.snhreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, Massachusetts, 02458 or by visiting our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and none of the information on our website is incorporated by reference into this Annual Report on Form 10-K.

Segment Reporting.

        As of December 31, 2009, we have three operating segments. The first operating segment provides short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. The second operating segment provides medical related services where residential overnight stays or dining services are not provided. Properties in this segment include our MOBs. The third operating segment provides specialized facilities that offer fitness, wellness and spa services to members. See our consolidated financial statements included in "Item 15. Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

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

        The Internal Revenue Code of 1986, as amended, or the IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2009 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a taxable REIT subsidiary, a REIT can earn qualifying rental income from the lease of a qualified health care property to a taxable REIT subsidiary for taxable years beginning after July 30, 2008 if an eligible independent contractor operates the facility, as discussed more fully below.

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

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property; in this regard, we already own close to, but less than, 10% of the outstanding common shares of Five Star, and Five Star has undertaken to limit its redemptions of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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

        Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax. As discussed below, these foreclosure property rules did not apply to the two hospitals that were the subject of our dispute with HealthSouth Corporation, or HealthSouth.

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

        In 2006 we settled our litigation with HealthSouth by reinstating our lease with them through September 30, 2006 in exchange for a fixed rental sum. Again, because the only amounts we received from HealthSouth in 2006 were in the nature of "rents from real property", we believe that our 2006 income from the two hospitals was qualifying income for purposes of the 75% and 95% gross income tests, and that no foreclosure property income tax was owed on such amounts. Effective October 1, 2006, we leased these two hospitals to Five Star with the intent that the rental income under this new lease be "rents from real property" that qualify for purposes of the 75% and 95% gross income tests.

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

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect, and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  Our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2008 taxable year and earlier, 20%) of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Relationship with Five Star.    In 2001, we and HRP spun off substantially all of our Five Star common shares. In August 2009, we closed a mortgage financing with FNMA and in connection with the FNMA transaction, we realigned our leases with Five Star. Pursuant to the terms of the realignment agreement, we also purchased 3,200,000 common shares from Five Star, which, when aggregated with our prior ownership of Five Star common shares, then represented approximately 9.1% of the total common shares of Five Star outstanding, determined after this new issuance (also 9.1% as of December 31, 2009). Our leases with Five Star, Five Star's charter, the transaction agreement governing the 2001 spin off, and the realignment agreement collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

        Pursuant to Revenue Procedure 2010-12 and for taxable years ending on or before December 31, 2011, the IRS has indicated that it will respect certain distributions from a publicly traded REIT paid partly in cash and partly in stock as distributions that count toward the REIT's annual distribution requirements. Under Revenue Procedure 2010-12, a publicly traded REIT may pay a distribution partly in shares if each shareholder is permitted to elect to receive his or her distribution in either shares or cash, provided that: (a) the amount of cash that is set aside to be distributed, or cash limitation, is not less than 10% of the total distribution; and (b) if the aggregate amount of cash that shareholders elect to receive exceeds the cash limitation, the full amount of the allocated cash will be distributed pro rata to each shareholder electing to receive cash, such amount being at least 10% of each such shareholder's total distribution. Accordingly, if we elect to pay a distribution to our common shareholders partly in cash and partly in shares with a cash election feature in accordance with this Revenue Procedure 2010-12, then the total distribution will include both the stock component and the cash component, and your tax liability with respect to that distribution may exceed the amount of cash that you receive.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten year period could be subject to tax under these rules. Notwithstanding the ten year recognition period otherwise prescribed, recent legislation appears to reduce the recognition period from ten to seven years for each of the 2009 and 2010 tax years, and we thus expect any 2009 or 2010 disposition of assets that we acquired in the January 11, 2002 transaction to not attract corporate level tax. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2010).

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

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

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

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares are and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

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

Item 1A.    Risk Factors.

        Our business faces many risks. The risks described below may not be the only risks we face, but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Tenants and Operators

Financial and other difficulties at Five Star could adversely affect us.

        As of December 31, 2009, Five Star pays approximately 57% of our current total rents and operates approximately 60% of our assets, at cost. Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to two working capital lines of credit from two financial institutions, one a $40.0 million line maturing in May 2010 and another a non-recourse line for up to 75% of the market value of certain pledged securities, Five Star has limited resources and has substantial lease obligations to us and others. Five Star's business is subject to a number of risks, including the following:

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

  •
  Medicare and Medicaid payments account for some of Five Star's total revenues. A reduction in these payment rates or a failure of these payment rates to match Five Star's cost increases may materially adversely affect Five Star.

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

        If Five Star's operations are unprofitable, Five Star might default on its rent obligations to us. Additionally, if Five Star were to fail to provide quality services, our income from these properties may be adversely affected. Further if we were required to replace Five Star as our tenant, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Five Star may not be able to profitably operate the two rehabilitation hospitals we own.

        We lease two rehabilitation hospitals to Five Star. Although Five Star expects to operate these rehabilitation hospitals profitably, Five Star is currently experiencing losses from these operations and may be unable to operate these hospitals profitably. A significant amount of the revenues at these rehabilitation hospitals is paid by Medicare and these hospitals may be subject to retroactive rate adjustments. For example, for Medicare cost reporting periods beginning on and after July 1, 2006, 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions, and if the hospitals' operations do not remain in compliance with this 60% rule, these facilities may be subject to Medicare reclassification as a different type of provider and would receive lower Medicare reimbursement rates. Unprofitable operations at these hospitals could jeopardize Five Star's ability to pay rent to us.

Sunrise's operation of our properties may adversely affect us.

        In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. In 2009, Sunrise's annual rent to us for the 14 properties it leases was $32.4 million, or 10% of our total rents. Sunrise has recently reported significant losses and Sunrise may become unable to pay rent due to us. Although this rent is guaranteed by Marriott, Marriott is no longer in the senior living business and Marriott may be unwilling or unable to assume these operations. Moreover, if Marriott assumes these operations pursuant to its guarantee or if some other operator assumes these operations after a Sunrise default, these operations may deteriorate and the value of our investment in these properties may decline materially.

Some of our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

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

        Nine percent (9%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs. Even at properties where less than a majority of the revenues come from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. The federal government and most states are now experiencing fiscal deficits and other budget pressures as a result of the recent recession. Historically when governmental deficits or budget pressures have increased, cutbacks in Medicare and Medicaid funding have followed. These cutbacks sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. Pursuant to the SCHIP Extension Act, effective April 1, 2008, the Medicare rate increase for rehabilitation hospitals reimbursed as IRFs, including our hospitals leased to Five Star, was set at zero for fiscal years 2008 and 2009. Also, on July 1, 2008, CMS updated the Medicare IRF prospective rate formulas for fiscal year 2009, estimating that the changes will result in a decrease of 0.7% to total Medicare payments to IRFs for fiscal year 2009. If and to the extent Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants' operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay rent to us.

Our tenants may be adversely affected by recent legislative and regulatory developments.

        An increasing number of legislative or regulatory proposals have been made in recent years that could result in major changes in the health care industry, including the versions of comprehensive national healthcare reform bills passed in late 2009 by the U.S. House of Representatives and Senate that could, if adopted, dramatically change the country's healthcare system. Achieving healthcare reform remains a leading priority of the current administration. We cannot predict if any health care reform legislation or regulations will be adopted nationally or at the state level or, if adopted, the degree to which such legislation or regulations could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay rent to us, but we believe it is possible that these changes may adversely affect our tenants abilities to pay our rents.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2009, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to pay rent to us.

Risks Related to Our Business

If the current weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living facilities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. During 2008 and 2009, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior housing properties specifically, experienced declines in occupancy, revenues and profitability in 2009 that are expected to continue into 2010 and potentially beyond 2010. For example, the inability for seniors to sell their houses has likely caused some not to relocate to our senior living properties, discretionary medical expenditures are often deferred during weak economic periods causing some of our MOB tenants to reduce their space needs and the operations at our wellness centers may be adversely impacted by the deteriorating economic conditions if consumers reduce discretionary spending for wellness activities. If the current economic weakness in the U.S. continues or gets worse, our operating and financial results likely will decline.

We may be unable to access the capital necessary to repay debts or fund required distributions to remain a REIT.

        We have large amounts of debts which will need to be refinanced within the next three years. For example, our $550.0 million revolving credit facility will expire later this year or in 2011 (assuming we exercise our one year extension option) and our $225.0 million of unsecured senior notes will mature in 2012. At this time, it is unclear whether we will be able to refinance these debt maturities or the cost and other terms which we may incur to accomplish such refinancings. Although capital market conditions have recently improved from those in early 2009, the availability and cost of credit continue to be volatile, and the number of institutions active in lending to the healthcare sector is relatively limited compared to some other portions of the real estate industry. Moreover, if we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size; and we expect that, due to increased credit spreads in current market conditions, the cost of borrowings under a renewed revolving credit facility if it is available will be materially higher than our current revolving facility. Nonpayment at maturity or other defaults on our revolving credit facility or any of our other debt will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we are generally not able to retain sufficient cash from operations to repay debts, invest in our properties and fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Because of the recent significant reduction in the amount of capital available on a global basis, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of your investment in our shares:

  •
  Funds borrowed under our credit facility bear interest at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions to you.

  •
  An increase in interest rates likely would decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of your shares may decline.

Our properties and their operations are subject to complex regulations.

        Certain physical characteristics of senior housing properties, hospitals, clinics and biotech laboratories are mandated by various governmental authorities. Changes in these regulations may require significant expenditures. Our leases, other than our MOB leases, generally require our tenants to maintain our properties in compliance with applicable laws, and we try to monitor their compliance. However, if our tenants suffer financial distress, maintenance of our properties may be neglected. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants' financial resources may be insufficient to meet increased rental obligations to us.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare facilities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, hospitals and other healthcare facilities, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. Our tenants receive notices of potential sanctions and remedies from time to time, and such sanctions are imposed from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants. These sanctions may also affect the values of our properties.

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. Also, acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

We face significant competition.

        We face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including other REITs, numerous financial institutions, private equity funds, individuals and public and private companies who are actively engaged in our business; and

  •
  competition from other real estate investors, which may increase if access to credit becomes more readily available and lending terms become more lenient, may significantly increase the purchase price we must pay to acquire properties.

        In addition, our properties, particularly our MOBs, face competition for tenants. Some competing properties may be newer, better located and more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners leasing available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

        Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of other REITs, numerous financial institutions, private equity funds, individuals and public and private companies who are actively engaged in our business, some of which are larger and have a lower cost of capital than we do. In the past, periods of economic recession in the economy generally have sometimes caused some investors to focus on healthcare and healthcare real estate investments because some investors believe these types of investments may be less affected by general economic circumstances than most other investments. These developments could result in increased competition for investments, fewer investment opportunities available to us and lower spreads over our cost of our capital, all of which would limit our ability to grow our business and improve our financial results.

Competition from new facilities may adversely affect some of our facilities.

        Until recently, a large number of new assisted living properties were being developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required lesser amounts of care. Historically, nursing homes have been somewhat protected from competition by state requirements of obtaining certificates of need to develop new properties; however, these barriers are being eliminated in many states. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living facilities or other elderly care alternatives such as home healthcare expand their businesses. Similar risks face each of our tenants. These competition risks may prevent our tenants and operators from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases.

Real estate ownership creates risks and liabilities.

        Our business is subject to risks associated with real estate ownership, including:

  •
  property and casualty losses, some of which may be uninsured;

  •
  increased supply of similar properties in our markets;

  •
  defaults and bankruptcies by our tenants;

  •
  the illiquid nature of real estate markets which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  leases which are not renewed at expiration and may be relet at lower rents; and

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act.

Acquisition and ownership of real estate is subject to environmental and climate change risks.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

We have substantial debt obligations and may incur additional debt.

        As of February 19, 2010, we have $1.1 billion in debt outstanding, which was 36% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Risks Related to Our Relationships with RMR and Five Star

We depend upon RMR to manage our business and implement our growth strategy.

        Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy on favorable terms. Because we are externally managed, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline, as we may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the management fees we pay RMR, and as a result our earnings and cash flows may decline.

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as making individual investment decisions for us. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties operations but does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and a Director, and Adam Portnoy is President, Chief Executive Officer and a Director, of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies managed by RMR. All of our executive officers are also executive officers of RMR, and David J. Hegarty, our President and Chief Operating Officer, is also a Director of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: HRP, which primarily owns and operates office and industrial buildings and leased industrial land; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, our largest tenant, and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us and Five Star could create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, the gross rents we collect from tenants in our MOB portfolio and the costs of construction we incur at our MOB properties which are supervised by RMR, plus an incentive fee based upon certain increases in our funds from operations per share, as defined in our business management agreement with RMR. For more information, see Item 1, "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our business management agreement with RMR would be a default under our credit facility unless approved by a majority of our lenders. RMR is able to terminate its property management agreement with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a Managing Director of Five Star. RMR provides management services to both us and Five Star. As of December 31, 2009, our leases with Five Star accounted for 57% of our annual rents. In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to both us and Five Star. Although our transactions with Five Star have been approved by our Independent Trustees because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our declaration of trust prohibits any shareholder other than HRP, RMR and their affiliates from owning more than 9.8% in value or in number of our outstanding shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year and, in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for our shares they own.

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

        Our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Any disputes with Five Star, HRP and RMR and any shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Certain of our contracts with Five Star, HRP and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our trustees and officers may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against Five Star, HRP, RMR or our trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Such policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2010. Distributions paid by REITs, however, are generally not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT corporations that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Securities

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our note indenture; and

  •
  any distributions are made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our cash available for distribution, our financial condition, our results from operations, our capital requirements, our funds from operations, economic conditions and restrictions under Maryland law and maintenance of our REIT status. Also, through 2011, IRS rulings have expanded the ability of REITs to pay distributions in shares and remain a REIT; and we may pay such share distributions. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our cash distribution rate may decline or we may cease making distributions.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, as of February 19, 2010, our subsidiaries had $659.6 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

We may be required to prepay our debts upon a change of control.

        In certain change of control circumstances, our current and future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

Our notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

        The terms of our notes may permit us to redeem all or a portion of our outstanding notes after a certain amount of time, or up to a certain percentage of the notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the senior living industry generally.

Rating agency downgrades may increase our cost of capital.

        Our notes and certain other obligations are rated by Moody's Investors' Service and Standard & Poor's Ratings Services. These rating agencies may elect to downgrade their ratings on our notes or certain other obligations at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2009, we had real estate investments totaling $3.3 billion, at undepreciated cost, after impairment write downs, in 298 properties. At December 31, 2009, 63 properties with an aggregate cost of $904.1 million were mortgaged or subject to capital lease obligations totaling $660.1 million.

        The following table summarizes some information about our properties as of December 31, 2009. All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Net Book Value
Alabama	5	$29,260	$26,943
Arizona	8	102,513	78,687
California	19	334,383	296,255
Colorado	8	39,084	25,746
Delaware	6	87,107	73,423
Florida	17	340,140	269,807
Georgia	17	135,085	122,621
Illinois	3	65,481	51,498
Indiana	11	118,460	110,957
Iowa	6	14,073	9,303
Kansas	4	56,238	49,187
Kentucky	9	93,382	74,367
Maryland	13	178,062	152,261
Massachusetts	20	179,949	155,873
Michigan	5	16,836	13,912
Minnesota	3	55,681	52,170
Mississippi	2	13,028	12,041
Missouri	1	2,427	1,668
Nebraska	17	64,101	56,165
New Jersey	4	71,648	57,569
New Mexico	4	60,818	53,816
New York	4	67,554	65,710
North Carolina	6	61,166	58,523
Ohio	2	40,432	32,211
Oklahoma	4	28,338	28,117
Pennsylvania	17	147,171	123,219
Rhode Island	1	10,598	10,210
South Carolina	13	62,115	55,753
South Dakota	3	7,589	4,251
Tennessee	10	46,871	40,973
Texas	15	299,399	261,520
Virginia	15	152,842	122,821
Washington	1	5,193	2,897
Washington, D.C.	2	61,299	60,716
Wisconsin	21	261,512	247,784
Wyoming	2	8,148	4,692

Total	298	$3,317,983	$2,863,666

        Of the properties listed above, 230 are senior living facilities, two are rehabilitation hospitals, 56 are MOBs and 10 are wellness centers.

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE.

	High	Low
2008
First Quarter	$25.21	$18.01
Second Quarter	25.08	19.21
Third Quarter	24.98	18.82
Fourth Quarter	23.66	9.82
2009
First Quarter	$18.45	$10.68
Second Quarter	18.37	13.34
Third Quarter	22.13	15.01
Fourth Quarter	22.80	18.19

        The closing price of our common shares on the NYSE on February 18, 2010 was $21.27.

        As of February 18, 2010, there were approximately 2,400 shareholders of record, and we estimate that as of such date there were in excess of 59,100 beneficial owners of our common shares.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2009	2008
First Quarter	$0.35	$0.35
Second Quarter	0.36	0.35
Third Quarter	0.36	0.35
Fourth Quarter	0.36	0.35

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

Item 6.    Selected Financial Data.

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

	2009	2008	2007	2006	2005
Income Statement Data:
Total revenues(1)	$297,780	$235,537	$188,022	$179,806	$163,187
Income before gain (loss) on sale of properties(2)	109,318	106,245	85,303	66,122	57,981
Net income(2)(3)	109,715	106,511	85,303	66,101	63,912
Common distributions declared(4)	177,238	153,462	117,215	96,782	88,783
Weighted average shares outstanding	121,863	105,153	83,168	72,529	68,757
Per Common Share Data:
Income before gain (loss) on sale of properties(2)	$0.90	$1.01	$1.03	$0.91	$0.84
Net income(2)(3)	0.90	1.01	1.03	0.91	0.93
Cash distributions declared to common shareholders	1.43	1.40	1.38	1.32	1.28
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$3,317,983	$2,807,256	$1,940,347	$1,814,358	$1,686,169
Total assets	2,987,926	2,496,874	1,701,894	1,584,897	1,500,641
Total indebtedness	1,042,219	730,433	426,852	545,085	556,320
Total shareholders' equity	1,900,650	1,731,358	1,249,410	1,019,466	923,184

(1)
Rental income for the year ended December 31, 2006 includes $14.8 million of rental income from two hospitals formerly leased and operated by HealthSouth. Beginning in 2003 until November 2006, we were involved in litigation with HealthSouth seeking to increase the rent due under a lease of two hospitals to HealthSouth and to terminate the lease and repossess the hospitals. On November 8, 2006, we and HealthSouth agreed to settle our litigation, to recognize HealthSouth's lease until September 30, 2006 and to increase the annual rent due under the lease from $8.7 million to $9.9 million for the period from January 2, 2002 to September 30, 2006. As a result of the settlement, HealthSouth paid us additional rent of $5.7 million, or $0.08 per share, for periods through September 30, 2006, which we recognized as rental income in the fourth quarter of 2006. On October 1, 2006, Five Star assumed the operations of these two hospitals and began leasing them from us.

(2)
Includes an impairment of assets charge of $15.5 million ($0.13 per share) in 2009. Includes an impairment of assets charge of $8.4 million ($0.08 per share) in 2008. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $2.0 million ($0.02 per share) in 2007. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $6.5 million ($0.09 per share) in 2006. Includes an impairment of assets charge of $1.8 million ($0.03 per share) in 2005.

(3)
Includes a gain on sale of properties of $397,000 (less than $0.01 per share), $266,000 (less than $0.01 per share) and $5.9 million ($0.09 per share) in 2009, 2008 and 2005, respectively. Includes a loss on sale of properties of $21,000 (less than $0.01 per share) in 2006.

(4)
On January 7, 2010, we declared a distribution of $0.36 per share, or $45.9 million, to be paid to common shareholders of record on January 19, 2010, with respect to our results for the quarter ended December 31, 2009. This distribution was paid on February 16, 2010.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW
(Dollars in thousands except per living unit/bed or square foot data)

(As of December 31, 2009)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Investment	Annualized Current Rent(2)	% of Annualized Current Rent
Facility Type
Independent living communities(3)	43	11,524		$1,123,315	33.8%	$111,387	33.9%
Assisted living facilities(3)	131	9,342		1,028,239	31.0%	94,123	28.6%
Skilled nursing facilities(3)	56	5,707		226,076	6.8%	20,273	6.2%
Rehabilitation hospitals	2	364		61,772	1.9%	9,695	2.9%
Wellness centers	10	812,000	sq.ft.	180,017	5.4%	17,069	5.2%
MOBs	56	2,867,862	sq.ft.	698,564	21.1%	76,227	23.2%

Total	298			$3,317,983	100.0%	$328,774	100.0%

Tenant/Operator
Five Star (Lease No. 1)(4)	89	6,468		$630,167	19.0%	$53,846	16.4%
Five Star (Lease No. 2)(4)	49	6,031		502,364	15.1%	49,316	15.0%
Five Star (Lease No. 3)(4)	28	5,618		619,957	18.7%	61,853	18.8%
Five Star (Lease No. 4)(4)	26	2,720		251,533	7.6%	22,984	7.0%
Sunrise/Marriott(5)	14	4,091		325,165	9.8%	32,378	9.8%
Brookdale	18	894		61,122	1.8%	8,183	2.5%
6 private companies (combined)	8	1,115		49,094	1.5%	6,918	2.1%
Wellness centers	10	812,000	sq.ft.	180,017	5.4%	17,069	5.2%
Multi-tenant MOBs	56	2,867,862	sq.ft.	698,564	21.1%	76,227	23.2%

Total	298			$3,317,983	100.0%	$328,774	100.0%

Tenant Operating Statistics(6)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot(7)
	2009	2008	2009	2008	2009	2008
Five Star (Lease No. 1)(4)	1.27x	1.28x	87%	88%	$8,325	$7,662
Five Star (Lease No. 2)(4)(8)	1.27x	1.40x	82%	85%	$6,992	$6,897
Five Star (Lease No. 3)(4)	1.54x	l.59x	90%	92%	$11,010	$10,686
Five Star (Lease No. 4)(4)	1.09x	1.35x	85%	89%	$8,450	$8,408
Sunrise / Marriott(5)	1.38x	1.61x	90%	90%	$7,914	$7,956
Brookdale	2.09x	2.07x	92%	92%	$9,153	$8,949
6 private companies (combined)	1.96x	1.98x	82%	85%	$6,204	$6,163
Wellness centers(9)	2.33x	2.26x	100%	100%	NA	NA
Multi-tenant MOBs(10)	NA	NA	98%	99%	$27	$25

	Short and Long Term Residential Care Facilities Percentage of Operating Revenue Sources
	Private Pay(11)		Medicare		Medicaid
	2009	2008	2009	2008	2009	2008
Five Star (Lease No. 1)(4)	60%	56%	14%	16%	26%	28%
Five Star (Lease No. 2)(4)	52%	51%	32%	32%	16%	17%
Five Star (Lease No. 3)(4)	87%	88%	13%	12%	—	—
Five Star (Lease No. 4)(4)	67%	69%	14%	13%	19%	18%
Sunrise / Marriott(5)	68%	70%	28%	27%	4%	3%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	23%	26%	24%	23%	53%	51%

(1)
Amounts are before depreciation, but after impairment write downs, if any.

(2)
Annualized rent is as of December 31, 2009. Includes percentage rent of $9.1 million based on increases in gross revenues at certain properties.

(3)
Properties are categorized by the type of living units / beds which constitute a majority of the living units / beds at the property.

(4)
In August 2009, in connection with the FNMA transaction, we realigned our four leases with Five Star. The data presented reflects this realignment.

(5)
Marriott guarantees this lease.

(6)
All tenant operating data presented are based upon the operating results provided by our tenants for the twelve months ended September 30, 2009 and 2008, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(7)
Represents annualized rent by lease divided by the number of living units, beds or square feet leased at December 31, 2009 and 2008.

(8)
Annualized rental income per living unit, bed or square foot excludes the two rehabilitation hospitals because these properties have extensive clinic space for services to both overnight patients and patients who receive treatment and do not stay overnight, and these properties are not comparable to residential senior living properties.

(9)
Annualized rental income per living unit, bed or square foot excludes the wellness centers because these properties have extensive indoor and outdoor recreation space which is not comparable to properties where rent is based on interior space only.

(10)
Our MOB leases include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(11)
Private pay excludes revenues from the Medicare and Medicaid programs.

        The following tables set forth information regarding lease expirations as of December 31, 2009 (dollars in thousands):

						Cumulative Percentage of Annualized Current Rent Expiring
	Annualized Rent(1)				Percent of Total Annualized Current Rent Expiring
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total
2010	$1,333	$2,885	$—	$4,218	1.3%	1.3%
2011	—	2,157	—	2,157	0.7%	2.0%
2012	—	5,974	—	5,974	1.8%	3.8%
2013	32,378	3,683	—	36,061	11.0%	14.8%
2014	—	3,071	—	3,071	0.9%	15.7%
2015	2,074	5,346	—	7,420	2.3%	18.0%
2016	2,912	6,613	—	9,525	2.9%	20.9%
2017	31,167	1,695	—	32,862	10.0%	30.9%
2018	—	1,899	—	1,899	0.6%	31.5%
2019	599	20,586	—	21,185	6.4%	37.9%
2020 and after	165,015	22,318	17,069	204,402	62.1%	100.0%

Total	$235,478	$76,227	$17,069	$328,774	100.0%

Average remaining lease term for all properties (weighted by rent): 12.7 years

(1)
Includes percentage rent of $9.1 million based on increases in gross revenues at certain properties.

	Number of Tenants
						Cumulative Percentage of Number of Tenants Expiring
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring
2010	1	29	—	30	14.0%	14.0%
2011	—	23	—	23	10.7%	24.7%
2012	—	37	—	37	17.3%	42.0%
2013	1	20	—	21	9.8%	51.8%
2014	—	23	—	23	10.7%	62.5%
2015	2	19	—	21	9.8%	72.3%
2016	2	17	—	19	8.9%	81.2%
2017	2	14	—	16	7.5%	88.7%
2018	—	6	—	6	2.8%	91.5%
2019	1	7	—	8	3.7%	95.2%
2020 and after	3	5	2	10	4.8%	100.0%

Total	12	200	2	214	100.0%

Number of Living Units or Beds or Square Feet with Leases Expiring

Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds Expiring	Cumulative Percentage of Total Living Units or Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2010	140	0.5%	0.5%	82,659	—	82,659	2.3%	2.3%
2011	—	0.0%	0.5%	65,702	—	65,702	1.8%	4.1%
2012	—	0.0%	0.5%	288,106	—	288,106	8.1%	12.2%
2013	4,091	15.2%	15.7%	143,974	—	143,974	4.0%	16.2%
2014	—	0.0%	15.7%	103,911	—	103,911	2.9%	19.1%
2015	283	1.1%	16.8%	235,465	—	235,465	6.6%	25.7%
2016	517	1.9%	18.7%	319,831	—	319,831	8.9%	34.6%
2017	3,614	13.4%	32.1%	47,866	—	47,866	1.3%	35.9%
2018	—	0.0%	32.1%	55,775	—	55,775	1.6%	37.5%
2019	175	0.6%	32.7%	621,100	—	621,100	17.4%	54.9%
2020 and after	18,117	67.3%	100.0%	801,469	812,000	1,613,469	45.1%	100.0%

Total	26,937	100.0%		2,765,858	812,000	3,577,858	100.0%

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands, except per share amounts)
Rental income	$296,777	$233,210	$63,567	27.3%
Interest and other income	1,003	2,327	(1,324)	(56.9)%
Property operating expenses	14,273	2,792	11,481	411.2%
Interest expense	56,404	40,154	16,250	40.5%
Depreciation expense	78,583	60,831	17,752	29.2%
Acquisition costs	3,327	—	3,327	—
General and administrative expense	20,345	17,136	3,209	18.7%
Impairment of assets	15,530	8,379	7,151	85.3%
Income before gain on sale of properties	109,318	106,245	3,073	2.9%
Gain on sale of properties	397	266	131	49.2%
Net income	$109,715	$106,511	$3,204	3.0%
Weighted average shares outstanding	121,863	105,153	16,710	15.9%
Per share amounts:
Income before gain on sale of properties	$0.90	$1.01	$(0.11)	(10.9)%
Gain on sale of properties	—	—	—	—
Net income	$0.90	$1.01	$(0.11)	(10.9)%

        Rental income increased because of rents earned from our real estate acquisitions since January 1, 2008, including $53.3 million of rental income for the year ended December 31, 2009 due to our acquisitions of MOBs since June 2008, partially offset by a reduction in rental income resulting from the sale of three properties during the third quarter of 2008 and four properties in 2009. Interest and other income decreased as a result of lower levels of investable cash and lower interest rates.

        The increase in property operating expenses for the year ended December 31, 2009 is the result of our acquisition of MOBs since June 2008 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

        Interest expense increased because of interest payments on our $512.9 million FNMA mortgage financing entered in August 2009 with a weighted average interest rate of 6.59% at the time of issuance, the amortization of $12.7 million of deferred financing fees incurred in connection with this mortgage financing and greater amounts outstanding under our revolving credit facility offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $134.5 million and 1.3%, and $70.2 million and 4.7%, for the years ended December 31, 2009 and 2008, respectively.

        Depreciation expense for the year ended December 31, 2009 increased because of acquisitions since January 1, 2008. Commencing January 1, 2009, acquisition costs are expensed under The Business Combinations Topic of The FASB Accounting Standards Codification TM. General and administrative expenses increased in 2009 principally due to our acquisitions since January 1, 2008.

        During the years ended December 31, 2009 and 2008, we recognized an impairment of assets charge of $15.5 million and $8.4 million, respectively, related to 11 properties and four properties, respectively.

        In 2009, we sold two skilled nursing facilities for net proceeds of $1.7 million. Our carrying value at the time of sale was $1.3 million, resulting in a gain on sale of $397,000. In July 2008, we sold three assisted living facilities for net proceeds of $21.4 million. Our carrying value of these properties at the time of sale was $21.1 million, resulting in a gain on sale of $266,000.

        Income before gain on sale of properties and net income increased because of the changes in revenues and expenses described above. Income before gain on sale of properties per share and net income per share decreased due to the effect of an increase in our weighted average number of shares outstanding resulting from our issuances of common shares in February and June 2008 and February and September 2009 offset by the changes in revenues described above.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

	Year Ended December 31,
	2008	2007	Change	% Change
	(in thousands, except per share amounts)
Rental income	$233,210	$185,952	$47,258	25.4%
Interest and other income	2,327	2,070	257	12.4%
Property operating expenses	2,792	—	2,792	—
Interest expense	40,154	37,755	2,399	6.4%
Depreciation expense	60,831	47,384	13,447	28.4%
General and administrative expense	17,136	14,154	2,982	21.1%
Loss on early extinguishment of debt	—	2,026	(2,026)	—
Impairment of assets	8,379	1,400	6,979	498.5%
Income before gain on sale of properties	106,245	85,303	20,942	24.6%
Gain on sale of properties	266	—	266	—
Net income	$106,511	$85,303	$21,208	24.9%
Weighted average shares outstanding	105,153	83,168	21,985	26.4%
Per share amounts:
Income before gain on sale of properties	$1.01	$1.03	$(0.02)	(1.9)%
Gain on sale of properties	—	—	—	—
Net income	$1.01	$1.03	$(0.02)	(1.9)%

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

        Property operating expenses is the result of our acquisition of 38 MOBs from June 2008 through December 2008 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

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

        Depreciation expense increased because of real estate acquisitions since January 1, 2007, including $3.3 million of depreciation expense due to our acquisition of 38 MOBs from June 2008 through December 2008. These increases were offset by depreciation eliminated by the sale of three properties during the third quarter of 2008. General and administrative expenses increased in 2008 due principally to our acquisitions since January 1, 2007.

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

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

        We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents monthly, quarterly or annually. During the year ended December 31, 2009, we generated $209.4 million of cash from operations and at December 31, 2009, we had $10.5 million of cash and cash equivalents. The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non-cash items. Net income and the non-cash items increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. This revolving credit facility permits us to borrow up to $550.0 million. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium. This facility matures in December 2010. Subject to certain conditions, this credit facility's maturity date can be extended at our option to December 31, 2011 upon payment of a fee. We continue to monitor market conditions for comparable revolving credit facilities, and to date our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise the one year extension period. At December 31, 2009, the weighted average interest rate payable on our revolving credit facility was 1.02%. As of December 31, 2009, we had $60.0 million outstanding under this credit facility and as of February 19, 2010, we had $75.0 million outstanding under this credit facility.

        In May 2008, we entered into various agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565.0 million. During 2008 and 2009, we acquired 47 of these properties containing 2.2 million square feet of space for an aggregate purchase price of approximately $562.0 million, excluding closing costs. The one remaining building with an allocated value of $3.0 million is no longer subject to our purchase agreement. At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009, we sold two of these MOB properties for approximately $3.2 million, which was their approximate net book value, to two unaffiliated parties. We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558.2 million, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from a mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10.8 million with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP's change of control or a change of control of HRP's subsidiary which owns such properties. For more information about our dealings and relationships with HRP, and about the risks which may arise as a result of these related person transactions, please see Item 1A, "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions".

        In February and September 2009, we issued 5.9 million and 6.9 million common shares in public offerings, raising net proceeds of approximately $96.8 million and $127.2 million, respectively. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and below and for general business purposes.

        On August 4, 2009, we closed a $512.9 million term loan originated by Citibank, N.A. and assigned to FNMA. This term loan is secured by a first mortgage on 28 senior living properties owned by three of our wholly owned, special purpose subsidiaries. The loan is recourse to those three subsidiaries, but otherwise is generally non-recourse to us and our subsidiaries (subject to certain exceptions). A portion of this mortgage loan requires interest at a fixed rate and a portion requires interest at a floating rate over LIBOR. The floating rate is capped so that the maximum interest rate payable during the term of the loan on the full amount of the loan is 7.79%. As of December 31, 2009, the weighted average interest rate was 6.58% per annum. The loan matures in 2019 and payments of principal and interest are based upon 30 year amortization. The fixed rate portion of this loan may be prepaid during the first 96 months of the loan term subject to our paying a standard make whole premium and thereafter for a fixed percent premium of the amount prepaid which is reduced to zero in the last six months of this ten year loan. The floating rate portion may be prepaid after one year for a 1% premium of the amount prepaid which is also reduced to zero in the last six months of this ten year loan. Subject to certain conditions, collateral properties may be released from the mortgage lien upon partial prepayment of the loan.

        In connection with the FNMA mortgage loan, we have agreed to comply with certain net worth and liquidity covenants until certain licenses and assets relating to the mortgaged properties are transferred by the existing Five Star subsidiary subtenants to new special purpose Five Star subsidiaries. Other affirmative and negative covenants apply to the three obligor subsidiaries which generally restrict their ability to (among other things) incur debt or make distributions under certain circumstances. Additional covenants prohibit a change in control of us or any of the three subsidiaries.

        We used the proceeds from this FNMA mortgage loan to repay amounts outstanding under our revolving credit facility, to purchase seven MOBs from HRP and to acquire the 10 MOBs and one senior living property from unaffiliated parties described below. In connection with the FNMA transaction, we realigned our leases with Five Star, we purchased property and securities from Five Star, we reduced the rent payable by Five Star to us and Five Star assumed certain obligations to FNMA. For more information about this transaction, the changes in our relationship with Five Star resulting from the FNMA loan and our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see Item 1A, "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions.

        On September 30, 2009, we acquired 10 MOBs with a total of 643,000 square feet for approximately $169.0 million, excluding closing costs, from an unaffiliated party and leased these properties to an affiliate of the seller for a lease term of 15 years plus renewal options. We funded this acquisition using cash on hand, proceeds from our FNMA mortgage financing in August 2009 described above and proceeds from our equity offering in September 2009 described above.

        On October 1, 2009, we acquired one senior living property for approximately $20.2 million, excluding closing costs, from an unaffiliated party. We leased this property to Five Star and added this property to Five Star Lease No. 4, which has a current term expiring in 2017, for initial rent of approximately $1.8 million per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our FNMA mortgage financing in August 2009 described above and proceeds from our equity offering in September 2009 described above.

        On October 1, 2009, we sold one of our skilled nursing facilities to an unaffiliated party for net proceeds of approximately $473,000 and on November 1, 2009, we sold another one of our skilled nursing facilities to an unaffiliated party for net proceeds of approximately $1.2 million. The two sold properties had been included in Five Star Lease No. 1 and Five Star Lease No. 2, respectively, and the annual rent payable to us by Five Star under these leases decreased by approximately $47,300 and $124,700, respectively.

        On November 17, 2009, we acquired nine senior living properties for approximately $91.8 million, excluding closing costs, from an unaffiliated party. We leased these properties to Five Star and added these properties to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $8.1 million per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our equity offering in September 2009 described above and borrowings under our revolving credit facility.

        On December 10, 2009, we acquired one senior living property for approximately $4.9 million, excluding closing costs, from an unaffiliated party. We leased this property to Five Star and added this property to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $436,000 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        During 2009, we purchased $36.7 million of improvements made to our properties that are leased to Five Star. We used cash on hand and borrowings under our revolving credit facility to fund these purchases. As a result of these purchases, the aggregate annual rent payable to us by Five Star increased by approximately $2.9 million.

        At December 31, 2009, we had $10.5 million of cash and cash equivalents and $490.0 million available under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

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

        In the recent past, capital markets conditions have been challenging. The availability and cost of credit continue to be volatile, and the number of institutions active in lending to the healthcare sector is relatively limited compared to some other portions of the real estate industry. If we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size. Also, if current market conditions worsen, one or more lenders under our current revolving credit facility may be unable or unwilling to fund advances which we request or we may be unable or unwilling to renew our revolving credit facility, and we may not be able to access alternative capital.

        While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future financings will be reasonable. Also, the current market conditions have led to increased credit spreads which, if they continue, may result in increased interest costs when we renew our revolving credit facility or refinance our other debts. These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

        On January 7, 2010, we declared a quarterly distribution of $0.36 per common share, or $45.9 million, to our common shareholders for the quarter ended December 31, 2009. This distribution was paid to shareholders on February 16, 2010, using cash on hand and borrowings under our revolving credit facility.

        As of December 31, 2009, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$1,027,645	$68,611	$273,441	$45,727	$639,866
Capital Lease Obligations	14,914	339	782	1,022	12,771
Ground Lease Obligations	2,787	154	324	346	1,963

Total	$1,045,346	$69,104	$274,547	$47,095	$654,600

(1)
At December 31, 2009, our term debt maturities were as follows: $60.0 million in 2010; $257.9 million in 2012; $30.6 million in 2013; $97.5 million in 2015; $49.4 million in 2017; $511.7 million in 2019; $5.9 million in 2022; and $14.7 million in 2027.

        As of February 19, 2010, we have no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships, other than the interest rate caps in connection with our FNMA mortgage loan, described above. We have no off balance sheet arrangements.

Debt Covenants

        Our principal debt obligations at December 31, 2009, were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $322.5 million and $645.1 million of mortgages secured by 61 of our properties. Our senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of December 31, 2009, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

        Five Star is our largest tenant. Five Star is our former subsidiary. We beneficially own more than 9% of Five Star's common shares. RMR provides management services to both us and Five Star. Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. As of December 31, 2009, we leased 190 senior living communities and two rehabilitation hospitals to Five Star. Five Star's total minimum annual rent payable to us under those leases as of December 31, 2009 was $184.4 million, excluding percentage rent based on increases in gross revenues at certain properties. Total rent recognized by us from Five Star for the year ended December 31, 2009 amounted to $178.9 million. Our leases with Five Star also include arbitration provisions for the resolution of certain disputes, claims and controversies. Additional information regarding our leases with Five Star appears in Item 1 of this Annual Report on Form 10-K under the captions "Business—Tenants" and "Business—Lease Terms".

        Since January 1, 2009, we have had several transactions with Five Star including:

  •
  In August 2009, we closed a $512.9 million mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties, or the Properties, with 5,618 living units located in 16 states that we own and lease to Five Star. In connection with the FNMA transaction, we realigned our leases with Five Star. Lease No. 1 expires in 2024 and now includes 89 properties (including 10 properties acquired and excluding one property sold in the fourth quarter of 2009), including independent living communities, assisted living communities and skilled nursing facilities. Lease No. 2 expires in 2026 and now includes 49 properties (excluding one property sold in the fourth quarter of 2009), including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. Lease No. 3 expires in 2028 and now includes the 28 FNMA financed properties, including independent living communities and assisted living communities. Lease No. 4 expires in 2017 and now includes 26 properties (including one property acquired in the fourth quarter of 2009), including independent living communities, assisted living communities and skilled nursing facilities. In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Lease Realignment Agreement. Pursuant to the terms of the Lease Realignment Agreement, (1) the four leases were reconfigured as described above, (2) we acquired certain personal property located at the Properties from subsidiaries of Five Star and pledged that personal property to FNMA, (3) we purchased 3,200,000 shares of Five Star common stock, $.01 par value per share, which represent approximately 9% of its total common stock outstanding, (4) Five Star assumed certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure certain obligations to us and arising under the FNMA loan. To compensate Five Star for its sale of personal property to us, its sale of its shares to us, the pledge of Five Star's intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under Lease No. 2 by $2.0 million per year; (2) we paid Five Star $18.6 million; and (3) we reimbursed

    Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction. Five Star also has granted certain registration rights to us with regard to its shares we acquired and our future transfer of those shares is subject to certain restrictions.

  •
  In October 2009, we acquired one senior living property with a total of 259 living units for approximately $20.2 million, excluding closing costs, from an unaffiliated party. We leased this property to Five Star under Lease No. 4 described above and increased annual rent under that lease by $1.8 million. Percentage rent, based on increases in gross revenues at this property, will commence in 2011.

  •
  Also in October 2009, we sold a skilled nursing facility with a total of 62 beds to an unaffiliated party for net proceeds of approximately $473,000 and the annual rent payable to us by Five Star under Lease No. 1 described above decreased by approximately $47,300.

  •
  In November 2009, we sold a skilled nursing facility with a total of 75 beds to an unaffiliated party for net proceeds of approximately $1.2 million and the annual rent payable to us by Five Star under Lease No. 2 described above decreased by approximately $124,700.

  •
  Also in November 2009, we acquired nine senior living properties with a total of 558 living units for approximately $91.8 million, excluding closing costs, from an unaffiliated party. We leased these properties to Five Star under Lease No. 1 and increased rent under that lease by $8.1 million per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2011.

  •
  In December 2009, we acquired one senior living property with a total of 53 living units for approximately $4.9 million, excluding closing costs, from an unaffiliated party. We leased this property to Five Star under Lease No. 1 and increased rent under that lease by $436,000 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011.

  •
  During 2009, pursuant to the terms of our leases with Five Star, we purchased approximately $36.7 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.9 million in aggregate for the affected leases.

        In May 2008, we entered into various purchase agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565.0 million. We acquired 47 of these MOBs containing 2.2 million square feet for an aggregate purchase price of approximately $562.0 million, excluding closing costs. The one remaining building with an allocated value of $3.0 million is no longer subject to our purchase agreement. At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of these MOB properties for approximately $3.2 million, which was their approximate net book value, to two unaffiliated parties. We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558.2 million, excluding closing costs. Our purchase agreements with HRP include arbitration provisions for the resolution of certain disputes, claims and controversies.

        HRP was formerly our parent and both we and HRP are managed by RMR. We were spun off to HRP's shareholders in 1999 and, at the time of this spin off, we and HRP entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs. Concurrently with the execution and delivery of the purchase agreements described above, we and HRP entered into an amendment to that transaction agreement to permit us, rather than HRP, to invest in MOBs. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP's change of control or a change of control of HRP's subsidiary which owns those properties.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. The property management agreement provides for management fees on our MOB properties equal to 3.0% of gross rents and construction management fees on those properties equal to 5.0% of certain construction costs. Both the business management agreement and the property management agreement are effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. Our Board has given our Compensation Committee, which is comprised of our Independent Trustees, authority to act on our behalf with respect to these agreements. The charter of the Compensation Committee requires the Committee to review the terms of the agreements and evaluate RMR's performance under the agreements annually. The aggregate business management and property management fees we paid RMR for 2009 were $17.2 million, including $550,000 as an incentive fee which we expect to be paid in our common shares in March 2010. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit. Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including HRP, HPT, GOV, TA and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has also agreed not to provide business management services to any other REIT which is principally engaged in the business of owning senior apartments, congregate communities, assisted living facilities, nursing homes or MOBs, without the consent of a majority of our Independent Trustees. Each of the business management agreement and property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our Audit Committee appoints our Director of Internal Audit, and our Compensation Committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $220,000 in 2009.

        Messrs. Barry M. Portnoy and his son Adam D. Portnoy beneficially own RMR and are our Managing Trustees. Barry Portnoy is the Chairman of RMR; Adam Portnoy is the President, Chief Executive Officer and a Director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Transactions between us and RMR are approved by our Compensation Committee which is comprised of Independent Trustees.

        The other companies to which RMR provides management services also have certain other relationships with each other, such as lease arrangements for properties. In addition, officers of RMR serve as officers of those companies. Further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC. In addition, our Independent Trustees also serve as directors or trustees of certain of those other companies, and directors and trustees of certain of those other companies serve as directors or trustees of the other companies. Mr. Barry Portnoy is one of our Managing Trustees and serves as a Managing Director or Trustee of each of those other companies, including Five Star and HRP. Mr. Adam Portnoy is our other Managing Trustee and serves as Managing Trustee of HRP, HPT and GOV. Frederick Zeytoonjian is an Independent Trustee of both us and HRP.

        We, RMR and other companies to which RMR provides management services formed AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our Trustees currently serve on the Board of Directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Trustees. As of February 19, 2010, we have invested $5.2 million in AIC. On December 16, 2009, GOV purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

        The foregoing descriptions of our agreements with HRP, Five Star, RMR and AIC are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with HRP, Five Star, RMR and AIC are on commercially reasonable terms. We also believe that our relationships with HRP, Five Star, RMR and AIC benefit us, and, in fact, provide us with competitive advantages in operating and growing our business. Nonetheless, because of our various relationships with HRP, Five Star, RMR and AIC it is possible that some investors may assert otherwise.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our Governance Guidelines address the review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and Governance

Guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or Governance Guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, disinterested trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  Together with RMR and various affiliates of RMR, in 2009 we formed and licensed AIC, in which we own equity, and for which all of our trustees serve as directors. Any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

        The following is a summary of provisions of our declaration of trust, affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read our entire declaration of trust, which has been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Under our declaration of trust:

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

  •
  To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entity in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our Board of Trustees or a proper committee thereof, and our Board of Trustees or such committee authorizes or ratifies the contract, act or other transaction by the affirmative vote of a majority of disinterested trustees, or, if there are no disinterested trustees, then the approval shall be by majority vote of our entire Board of Trustees and by majority vote of our Independent Trustees;

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract, act or other transaction is approved by a majority of the votes cast by our shareholders entitled to vote; or

  •
  The contract or other transaction is fair and reasonable to the Trust.

Critical Accounting Policies

        Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

  •
  allocation of purchase prices among various asset categories and the related impact on the recognition of rental income and depreciation and amortization expense;

  •
  assessment of the carrying values and impairments of long lived assets; and

  •
  classification of leases.

        We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, for our properties among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We allocate the consideration to land, building and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in place leases and (2) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (1) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (2) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

        We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

        Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

        These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties are operated. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense or impairment charges related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants' operating income from our properties becomes insufficient to pay our rent. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into similar interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and the requirements of our borrowing arrangements.

Impact of Government Reimbursement

        Approximately 87% of our current annual rents at our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources. The remaining 13% of our rents at our senior living properties come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs. The operations of these senior living properties currently produce sufficient cash flow to support our rent. However, as discussed above in "Business—Government Regulation and Reimbursement", we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants' increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues. We cannot predict whether our tenants which are affected by Medicare and Medicaid rates will be able to continue to pay their rent obligations if these expected circumstances occur and persist for an extended time. Our medical office building or biotechnology laboratory tenants who provide healthcare services are subject regulation by federal, state and local entities. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights, and physical plant requirements, among other matters. We do not currently expect the costs of complying with these regulations to have a material impact on our financial results.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

        At December 31, 2009, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages(1)	307,012	6.71%	20,601	2019	Monthly
Mortgages	49,387	6.54%	3,230	2017	Monthly
Mortgages	32,919	6.97%	2,294	2012	Monthly
Mortgage	14,760	6.91%	1,020	2013	Monthly
Mortgages	11,457	6.11%	700	2013	Monthly
Mortgage	4,384	6.50%	285	2013	Monthly
Mortgage	3,954	7.31%	289	2022	Monthly
Mortgage	1,933	7.85%	152	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually

	$763,006		$56,519

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

        Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2009, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $25.4 million.

        We are allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined. Our mortgages contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the mortgage holder. Also, as we have previously done on occasion, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights and purchases may afford us the opportunity to mitigate the risk of refinancing at maturity.

        Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010. Subject to certain conditions, we can extend the maturity for one year upon payment of a fee. At December 31, 2009, we had $60.0 million outstanding and $490.0 million available for borrowing under our revolving credit facility. At February 19, 2010, we had $75.0 million outstanding and $475.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates would not affect the value of our floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding revolving indebtedness of $60.0 million at December 31, 2009, was 1.02%. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2009 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2009	1.02%	$60,000	$612
10% reduction	0.92%	60,000	552
10% increase	1.12%	60,000	672

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2009 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2009	1.02%	$550,000	$5,610
10% reduction	0.92%	550,000	5,060
10% increase	1.12%	550,000	6,160

        On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million. A part of this borrowing is at a fixed interest rate ($307.7 million) and a part is at a floating rate ($205.2 million) calculated as a spread above LIBOR. A change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan. For example, at December 31, 2009, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.38%. If interest rates increase by

10% of current rates, the impact upon us would be to change the value of this obligation and change our interest expense as shown in the following table:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2009	6.38%	$204,639	$13,056
10% reduction	6.36%	$204,639	$13,015
10% increase	6.40%	$204,639	$13,097

(1)
Our variable rate at December 31, 2009 consists of the one month LIBOR rate of 0.23% at December 31, 2009 plus a premium that remains constant. This table assumes a 10% interest rate change on the one month LIBOR.

        Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan. The net effect of this arrangement is that the maximum annual effective interest rate on the full amount of this loan we may be required to pay is 7.79%.

        We also have the option to prepay our FNMA obligations in order to mitigate the risks of refinancing or for other reasons. The fixed rate portion of this loan may be prepaid during the first 96 months of the loan term subject to our paying a standard make whole premium and thereafter for a fixed percent premium of the amount prepaid which is reduced to zero in the last six months of this ten year loan. The floating rate portion may be prepaid after one year for a fixed premium percent of the amount prepaid which is also reduced to zero in the last six months of this ten year loan. We may exercise these prepayment options to mitigate the risks inherent in this FNMA loan arising from changes in interest rates.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under either our 1999 Incentive Share Award Plan, or the 1999 Plan, as amended, or our 2003 Incentive Share Award Plan, or the 2003 Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 2,000 shares per year as part of his annual compensation for serving as a trustee and such shares may be awarded under either of these plans. The 1999 Plan was approved by HRP as our sole shareholder prior to our spin off from HRP. The 2003 Plan was approved by our Board of Trustees. The terms of grants made under the Award Plans are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders—1999 Plan	None.	None.	2,570,365	(1)
Equity compensation plans not approved by security holders—2003 Plan	None.	None.	2,570,365	(1)
Total	None.	None.	2,570,365	(1)

(1)
Pursuant to the terms of the Award Plans, in no event shall the aggregate combined number of shares issued under both plans exceed 2,921,920; 2,570,365 represents the combined total shares available under both plans on December 31, 2009. Since the Award Plans were established, 351,555 share awards have been granted. When share awards are granted under either Award Plan, it reduces the aggregate combined number of shares available under both plans.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 3, 2008.)
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004.)

Exhibit Number	Description
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.5	Amended and Restated Bylaws, dated January 13, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2
Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)
4.3
Supplemental Indenture No. 1, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.4
Supplemental Indenture No. 2, dated as of December 28, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.5
Supplemental Indenture No. 3, dated as of April 21, 2003, between the Company and U.S. Bank National Association, relating to 7 7/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.6	Rights Agreement, dated as of March 10, 2004, between the Company and Equiserve Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.7
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Business Management Agreement, dated as of January 7, 2010, between the Company, Reit Management & Research LLC, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.2
Amended and Restated Property Management Agreement, dated as of January 7, 2010, among Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.3	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 333-69703.)
10.4	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.5	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Description
10.7	Representative Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 19, 2009.)
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
10.22
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2001.)
10.23
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.24
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.25
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)
10.26
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)
10.27
Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.28
Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.29
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Filed herewith.)
10.30
Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.31	Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.32
First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Filed herewith.)
10.33
Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.34
Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.35
Master Credit Facility Agreement, dated as of August 4, 2009, between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.36
Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.37
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.38
Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.39
Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.40
Amended and Restated Credit Agreement, dated as of July 29, 2005, among the Company, Wachovia Bank, National Association, as Administrative Agent, the Sole Arranger, the Sole Book Manager, the Syndication Agents and the Documentation Agents signatory thereto, and each of the financial institutions initially a signatory thereto as a Lender. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 2005.)

Exhibit Number	Description
10.41	First Amendment to Amended and Restated Credit Agreement, dated as of November 15, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006.)
10.42
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
10.45
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.46
Second Amendment to Purchase Agreement, dated as of August 6, 2009, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Torrey Pines, 3030-50, Science Park Road, San Diego, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.47
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.48
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.49
Second Amendment to Purchase Agreement, dated as of May 20, 2009, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Amelia Building, 855 Kempsville Road, Norfolk, Virginia). (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2009.)
10.50
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
10.55
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.56
Second Amendment to Purchase Agreement, dated as of May 20, 2009, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1145 19th Street, NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2009.)
10.57
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.58
First Amendment to Purchase Agreement, dated as of December 23, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 24, 2008.)
10.59
Second Amendment to Purchase Agreement, dated as of September 1, 2009, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Oklahoma Clinics, 8315 So. Walker Ave., 701 NE 10th Street, 200 N. Bryant, 600 National Ave., Oklahoma City, Oklahoma). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2009.)
10.60
Purchase and Sale Agreement, dated as of May 5, 2008, between HRPT Properties Trust, as Seller, and the Company, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.61	First Amendment to Purchase Agreement, dated as of January 26, 2009, between HRPT Properties Trust, as Seller, and the Company, as Purchaser (with respect to HIP of White Plains, 15 North Broadway, White Plains, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
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
10.70
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Bailey Square, 1111 W. 34th Street, Austin, Texas). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.71
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)

Exhibit Number	Description
10.72	First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Brittonfield II and III, Lot 5E-2 and Lot 5E-1, 5008 Brittonfield Parkway, East Syracuse, New York). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.73
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.74
First Amendment to Purchase and Sale Agreement, dated as of June 11, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to Centre Commons, 5750 Centre Ave., Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.75
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.76
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 710 North Euclid, Anaheim, California). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.77
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.78
First Amendment to Purchase and Sale Agreement, dated as of June 25, 2008, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 525 Virginia Drive, Fort Washington, Pennsylvania). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.79
Purchase and Sale Agreement, dated as of May 5, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.80
First Amendment to Purchase and Sale Agreement, dated as of July 9, 2008, between Hub Northeast Medical Arts Center LLC, as Seller, and the Company, as Purchaser (with respect to Northeast Medical Arts Center, 2801 North Decatur Road, Decatur, Georgia). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
10.81
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

Exhibit Number	Description
10.82	Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, the Company, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Filed herewith.)
12.1	Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Lease Agreement, dated as of November 19, 2004, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant (with respect to 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.2
Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. for the benefit of the Company and certain subsidiaries of the Company (with respect to the Lease Agreement for 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.3
Lease Agreement, dated as of November 19, 2004, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant (with respect to 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.4
Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. for the benefit of the Company and certain subsidiaries of the Company (with respect to the Lease Agreement for 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.5
Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of the Company, as Landlord, as Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.6
Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of Five Star Quality Care-RMI, LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.7
Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Senior Housing Properties Trust and our report dated February 19, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2010

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2009	2008
ASSETS
Real estate properties, at cost:
Land	$365,576	$319,591
Buildings, improvements and equipment	2,952,407	2,487,665

	3,317,983	2,807,256
Less accumulated depreciation	454,317	381,339

	2,863,666	2,425,917
Cash and cash equivalents	10,494	5,990
Restricted cash	4,222	4,344
Investments in available for sale securities	17,695	3,424
Deferred financing fees, net	14,882	5,068
Due from affiliate	17,645	15,042
Acquired real estate leases, net	42,769	30,546
Other assets	16,553	6,543

Total assets	$2,987,926	$2,496,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$60,000	$257,000
Senior unsecured notes due 2012 and 2015, net of discount	322,160	322,017
Secured debt and capital leases	660,059	151,416
Accrued interest	13,693	11,121
Due to affiliate	2,535	2,287
Acquired real estate lease obligations, net	9,687	7,974
Other liabilities	19,142	13,701

Total liabilities	1,087,276	765,516

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 127,377,665 and 114,542,584 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,273	1,145
Additional paid-in capital	2,226,474	2,000,865
Cumulative net income	640,033	530,318
Cumulative distributions	(969,111)	(797,639)
Unrealized gain (loss) on investments	1,981	(3,331)

Total shareholders' equity	1,900,650	1,731,358

Total liabilities and shareholders' equity	$2,987,926	$2,496,874

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$296,777	$233,210	$185,952
Interest and other income	1,003	2,327	2,070

Total revenues	297,780	235,537	188,022

Expenses:
Property operating expenses	14,273	2,792	—
Interest	56,404	40,154	37,755
Depreciation	78,583	60,831	47,384
Acquisition costs	3,327	—	—
General and administrative	20,345	17,136	14,154
Impairment of assets	15,530	8,379	1,400
Loss on early extinguishment of debt	—	—	2,026

Total expenses	188,462	129,292	102,719

Income before gain on sale of properties	109,318	106,245	85,303
Gain on sale of properties	397	266	—

Net income	$109,715	$106,511	$85,303

Weighted average shares outstanding	121,863	105,153	83,168

Basic and diluted earnings per share:
Income before gain on sale of properties	$0.90	$1.01	$1.03
Gain on sale of properties	—	—	—

Net income	$0.90	$1.01	$1.03

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2006:	77,613,127	$776	$1,214,863	$338,504	$(540,663)	$5,986	$1,019,466
Comprehensive income	—	—	—	85,303	—	(4,720)	80,583
Distributions	—	—	—	—	(112,562)	—	(112,562)
Issuance of shares	11,000,000	111	260,336	—	—	—	260,447
Share grants	78,765	—	1,476	—	—	—	1,476

Balance at December 31, 2007:	88,691,892	887	1,476,675	423,807	(653,225)	1,266	1,249,410
Comprehensive income	—	—	—	106,511	—	(4,597)	101,914
Distributions	—	—	—	—	(144,414)	—	(144,414)
Issuance of shares	25,759,357	258	522,649	—	—	—	522,907
Share grants	91,335	—	1,541	—	—	—	1,541

Balance at December 31, 2008:	114,542,584	1,145	2,000,865	530,318	(797,639)	(3,331)	1,731,358
Comprehensive income	—	—	—	109,715	—	5,312	115,027
Distributions	—	—	—	—	(171,472)	—	(171,472)
Issuance of shares	12,703,817	127	223,846	—	—	—	223,973
Share grants	131,264	1	1,763	—	—	—	1,764

Balance at December 31, 2009:	127,377,665	$1,273	$2,226,474	$640,033	$(969,111)	$1,981	$1,900,650

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,715	$106,511	$85,303
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	78,583	60,831	47,384
Amortization of deferred financing fees and debt discounts	2,563	2,117	2,124
Amortization of acquired real estate leases	1,006	60	(16)
Impairment of assets	15,530	8,379	1,400
Loss on early extinguishment of debt	—	—	2,026
Gain on sale of properties	(397)	(266)	—
Equity in losses of Affiliates Insurance Company	134	—	—
Changes in assets and liabilities:
Restricted cash	122	(702)	(1,207)
Purchases of trading securities	—	—	10,153
Sales of trading securities	—	—	(10,153)
Other assets	(7,842)	295	(3,177)
Accrued interest	2,572	272	(845)
Other liabilities	7,406	6,963	2,906

Cash provided by operating activities	209,392	184,460	135,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(547,603)	(862,908)	(110,238)
Investment in Five Star Quality Care, Inc.	(8,960)	—	—
Investment in Affiliates Insurance Company	(5,134)	—	—
Proceeds from sale of real estate	4,898	21,336	—

Cash used for investing activities	(556,799)	(841,572)	(110,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	223,973	522,907	260,447
Proceeds from issuance of mortgage debt	512,934	—	—
Proceeds from borrowings on revolving credit facility	204,000	510,000	87,000
Repayments of borrowings on revolving credit facility	(401,000)	(253,000)	(199,000)
Redemption of senior notes	—	—	(21,750)
Repayment of other debt	(4,291)	(14,845)	(1,738)
Deferred financing fees	(12,233)	(1,067)	—
Distributions to shareholders	(171,472)	(144,414)	(112,562)

Cash provided by financing activities	351,911	619,581	12,397

Increase (decrease) in cash and cash equivalents	4,504	(37,531)	38,057
Cash and cash equivalents at beginning of year	5,990	43,521	5,464

Cash and cash equivalents at end of year	$10,494	$5,990	$43,521

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51,267	$37,766	$36,476
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	—	(61,282)	(14,875)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	—	61,282	14,875
Issuance of common shares pursuant to our incentive share award plans	1,764	1,541	1,476

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a Maryland real estate investment trust, or REIT. At December 31, 2009, we owned 298 properties located in 35 states and Washington, D.C.

Note 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION.    Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or the Company, we, us or our, and all of our consolidated subsidiaries. We have eliminated all intercompany transactions.

REAL ESTATE PROPERTIES.    We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. Our management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

We allocate the consideration paid, generally cash plus the fair value of any assumed liabilities, for our properties among land, building and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases, the value of in place leases and the value of tenant relationships. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

We allocate the consideration to land, building and improvements based on a determination of the fair values of these assets assuming the property is vacant. We determine the fair value of a property using methods that we believe are similar to those used by independent appraisers. Purchase price allocations to above market and below market leases are based on the estimated present value (using an interest rate which reflects our assessment of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. Purchase price allocations to in place leases and tenant relationships are determined as the excess of (i) the purchase price paid for a property after adjusting existing in place leases to estimated market rental rates over (ii) the estimated fair value of the property as if vacant. We aggregate this value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in place lease value for our properties because we believe such value and related amortization expense is immaterial for acquisitions reflected in our historical financial statements. We consider certain factors in performing these analyses including

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

estimates of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs. If we believe the value of tenant relationships are material in the future, those amounts will be separately allocated and amortized over the estimated lives of the relationships. We recognize the excess, if any, of the consideration paid over amounts allocated to land, buildings and improvements and identified intangible assets and liabilities as goodwill.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non-cancelable periods of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

CASH AND CASH EQUIVALENTS.    We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.

RESTRICTED CASH.    Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties.

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.    We own 1,000,000 common shares, or 0.45% at December 31, 2009, of HRPT Properties Trust, or HRP. We also own 3,235,000 common shares, or 9.07% at December 31, 2009, of Five Star Quality Care, Inc., or Five Star. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized gain / loss on investments shown on the consolidated balance sheets represents the difference between the market value of these shares of HRP and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($6.50 and $2.85 per share, respectively) and on December 31, 2009 ($6.47 and $3.47 per share, respectively). At December 31, 2009, our investment in HRP had a fair value of $6,470, including an unrealized loss of $30. At December 31, 2008, we owned 1,000,000 HRP common shares which had a fair value of $3,370, including an unrealized loss of $3,130. At December 31, 2009, our investment in Five Star had a fair value of $11,225, including an unrealized gain of $2,011. At December 31, 2008, we owned only 35,000 Five Star common shares which had a fair value of $54, including an unrealized loss of $201.

DEFERRED FINANCING FEES.    We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2009 and 2008, we capitalized $12,233 and $481 of issuance costs related to a $512,934 mortgage financing we closed in August 2009. During 2007, we wrote off $276 of deferred financing fees and unamortized discounts in connection with the retirement of some of our 8 5/8% senior notes. The unamortized gross balance of deferred financing fees and related accumulated amortization was $25,886 and $11,004, and $13,651 and $8,583 at December 31, 2009 and 2008, respectively. The weighted average amortization period is approximately 8.7 years. We

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

expect that the amortization expense for the five years subsequent to December 31, 2009 will be $2,027 in 2010, $2,027 in 2011, $1,561 in 2012, $1,518 in 2013, $1,518 in 2014 and $6,231, thereafter.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of certain tenants to make payments required under their leases. The computation of the allowance is based on the tenants' payment histories and current credit profiles, as well as other considerations. The net amount of our accounts receivables from third parties appear in other assets on our consolidated balance sheets.

REVENUE RECOGNITION.    We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize interest income as earned over the terms of each real estate mortgage. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2009, 2008 and 2007, percentage rents earned aggregated $9,120, $8,433, and $6,700, respectively.

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

INCOME TAXES.    We operate in a manner to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, we do not expect to be subject to federal income taxes if we continue to distribute our taxable income and continue to meet the other requirements to qualify as a REIT. We are subject to some state and local taxes on our income and property despite our qualifying as a REIT. These amounts are included in general and administrative expenses on our consolidated statements of income.

The Income Taxes Topic of The FASB Accounting Standards CodificationTM, or the Codification, prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. We can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized. As required, we adopted this provision effective January 1, 2007 and concluded that the effect was not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of this provision. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

SEGMENT REPORTING.    As of December 31, 2009, we have three operating segments. The first operating segment includes short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. The second operating segment commenced operations in June 2008 and includes facilities for medical related services where

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

residential overnight stays or dining services are not provided. Properties in this segment include medical office, clinic and biotech laboratory buildings, or MOBs. The third operating segment commenced operations in October 2007 and includes specialized facilities that offer fitness, wellness and spa services to members.

NEW ACCOUNTING PRONOUNCEMENTS.    In June 2009, the Financial Accounting Standards Board, or FASB, issued the Codification as the single source of authoritative non-governmental U.S. GAAP which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not cause any material change to our accounting practices.

Effective June 30, 2009, we adopted The Subsequent Events Topic of the Codification. This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements are issued or are available to be issued. See Note 13 below.

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

Effective June 30, 2009, we adopted The Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification. Please see Note 7, "Fair Value of Assets and Liabilities" for relevant disclosures.

In April 2009, the FASB issued the following Topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and Interim Disclosures about Fair Value of Financial Instruments. The first Topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased. This Topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance related to debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities. The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Each of these Topics was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these topics did not cause any material changes to our disclosures in our consolidated financial statements.

In January 2010, the FASB amended The Fair Value Measurements and Disclosures Topic to require additional disclosures regarding fair value measurements. The Topic now requires entities to disclose

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this Topic clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except of the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward that becomes effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have and is not expected to cause any material changes to our consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, at cost, consisted of land of $365,576, buildings and improvements of $2,802,037 and furniture, fixtures and equipment of $150,370 as of December 31, 2009; and land of $319,591, buildings and improvements of $2,355,613 and furniture, fixtures and equipment of $132,052 as of December 31, 2008. Accumulated depreciation was $393,743 and $60,574 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2009; and $331,797 and $49,542 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2008.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2009, are $305,263 in 2010, $303,411 in 2011, $301,180 in 2012, $299,190 in 2013, $267,395 in 2014 and $2,883,626, thereafter.

In May 2008, we entered into various agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565,000. As of September 1, 2009, we completed these transactions with HRP. During 2009, we acquired 10 of these MOBs containing 617,000 square feet for an aggregate purchase price of approximately $214,585, excluding closing costs. We recorded intangible lease assets of $19,281 and intangible lease liabilities of $3,553 for these MOBs acquired during 2009. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for an aggregate purchase price of approximately $346,800, excluding closing costs. The one remaining building with an allocated value of $3,000 is no longer subject to our purchase agreement. At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of these MOB properties for approximately $3,190, which was their approximate net book value, to two unaffiliated parties. We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558,150, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from our mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties totaling $10,782 with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018. HRP was formerly our parent company, and both we and HRP are managed by Reit Management & Research LLC, or RMR. Because we and HRP have three trustees in common and we are both managed by RMR, the terms of these transactions were negotiated and approved by special

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

committees of our and HRP's boards of trustees composed of trustees who were not also trustees of both companies.

On September 30, 2009, we acquired 10 MOBs with a total of 643,000 square feet for approximately $169,000, excluding closing costs, from an unaffiliated party. These buildings are currently 100% leased to one tenant for a lease term of 15 years plus renewal options. We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described below and proceeds from our equity offering in September 2009 described below.

On October 1, 2009, we acquired one senior living property for approximately $20,165, excluding closing costs, from an unaffiliated party. We leased this property to Five Star and added this property to Five Star Lease No. 4, which has a current term expiring in 2017, for initial rent of approximately $1,779 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described below and proceeds from our equity offering in September 2009 described below.

On November 17, 2009, we acquired nine senior living properties for approximately $91,750, excluding closing costs, from an unaffiliated party. We leased these properties to Five Star and added these properties to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $8,125 per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our equity offering in September 2009 described below and borrowings under our revolving credit facility.

On December 10, 2009, we acquired one senior living property for approximately $4,900, excluding closing costs, from an unaffiliated party. We leased this property to Five Star and added this property to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $436 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

On October 1, 2009, we sold one skilled nursing facility to an unaffiliated party for net proceeds of approximately $473 and on November 1, 2009, we sold another skilled nursing facility to an unaffiliated party for net proceeds of approximately $1,247. We recognized a net gain of $397 on the sale of these two properties. The two sold properties had been included in Five Star Lease No. 1 and Five Star Lease No. 2, respectively, and the annual rent payable to us by Five Star under these leases decreased by approximately $47 and $125, respectively.

During 2008, we acquired 30 senior living properties with a total of 2,507 living units for an aggregate purchase price of approximately $377,500 from eight unaffiliated parties. We leased these properties to Five Star for initial rent of $30,200 and added them to existing leases with Five Star. Percentage rent, based on increases in gross revenues at these properties, will commence in 2010. We funded these acquisitions using cash on hand, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming 15 mortgages on eight properties totaling $50,500 with a weighted average interest rate of 6.54% per annum and a weighted average maturity in 2017.

In July 2008, we sold three assisted living communities with 259 living units, which were formerly operated by NewSeasons Assisted Living Communities, Inc., or NewSeasons, to Five Star for $21,350.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

Five Star also assumed the NewSeasons and Independence Blue Cross lease obligations to us for the remaining seven properties that were formerly operated by NewSeasons. The rent payable by Five Star for these seven properties is approximately $7,590 per annum under lease no. 4 between us and Five Star.

In August 2008, we acquired four wellness centers for approximately $100,000, excluding closing costs, from Life Time Fitness, Inc., or Life Time Fitness. We leased these wellness centers to a subsidiary of Life Time Fitness for initial rent of $9,091, plus rent increases of 10% every five years. This lease has a current term expiring in 2028, plus renewal options. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In September 2008, we acquired, from an unaffiliated party, one medical office building for approximately $18,550, excluding closing costs. This building was 100% leased to 12 tenants for an average lease term of 6.3 years at the time of acquisition. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in reductions in rental income of $1,006 and $60 during the years ended December 31, 2009 and 2008, respectively, and a $16 increase in rental income during the year ended December 31, 2007. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $3,669, $998 and $15 during the years ended December 31, 2009, 2008 and 2007, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

At December 31, 2009 and 2008, we had recorded intangible lease assets of $50,280, including $20,677 of capitalized above market lease values and $29,603 of the value of in place leases, and $32,179, including $11,797 of capitalized above market lease values and $20,382 of the value of in place leases, and intangible lease liabilities of $11,529 and $8,566, respectively. We recorded intangible lease assets of $19,281 and $29,769 and intangible lease liabilities of $3,553 and $4,310 for properties acquired in 2009 and 2008, respectively. Accumulated amortization of capitalized above market lease values was $2,937 and $621 at December 31, 2009 and 2008, respectively. The weighted average amortization period of capitalized above market lease values is approximately 8.9 years. Accumulated amortization of capitalized below market lease values was $1,842 and $592 at December 31, 2009 and 2008, respectively. The weighted average amortization period of capitalized below market lease values is approximately 9.7 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $4,574 and $1,012 at December 31, 2009 and 2008, respectively. The weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 8.1 years. We expect to recognize future amortization of these intangible lease assets and liabilities in the amounts of approximately $5,193 in 2010, $4,646 in 2011, $4,288 in 2012, $3,708 in 2013, $3,328 in 2014 and $11,919, thereafter.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

During 2009, we recorded impairment charges of $15,530 related to 11 properties, including one of the properties classified as held for sale and one property sold in November 2009, to reduce the carrying value of these assets to their estimated fair value, less costs to sell. During 2008, we recorded impairment charges of $8,379 related to four properties, including the two properties classified as held for sale, to reduce the carrying value of these assets to their estimated fair value, less costs to sell. During 2007, we recorded an impairment charge of $1,400 related to one property classified as held for sale to reduce the carrying value of this asset held for sale to its estimated fair value, less costs to sell.

At December 31, 2009, two of our properties are classified as held for sale. These two properties are included in real estate properties on our consolidated balance sheets and have a net carrying value of approximately $2,612 and $3,840 at December 31, 2009 and 2008, respectively. These properties are currently leased to Five Star.

During 2009 and 2008, pursuant to the terms of our leases with Five Star, we purchased approximately $36,701 and $69,420, respectively, of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $2,945 and $5,821, respectively.

The allocation of the purchase price of our fourth quarter 2009 acquisitions is based upon preliminary estimates of the fair value of assets acquired. Consequently, amounts preliminarily allocated to assets acquired could change significantly from those used in these consolidated financial statements.

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our 1999 Incentive Share Award Plan and our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. We awarded 63,450 common shares with an aggregate market value of $1,228; 54,025 common shares with an aggregate market value of $1,068; and 38,400 common shares with an aggregate market value of $848 to our officers and certain employees of RMR pursuant to the Award Plans during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we awarded each of our trustees 2,000 common shares in both 2009 and 2008, and 1,500 common shares in 2007 with an aggregate market value of $155 ($31 to each trustee), $229 ($46 to each trustee) and $175 ($35 to each trustee), respectively, pursuant to the Award Plans as part of their annual fees. In February 2009, we awarded one of our Independent Trustees 2,000 common shares with an aggregate market value of $28 upon his appointment to the Board of Trustees. Shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. At December 31, 2009, 2,570,365 of our common shares remain available for issuance under the Award Plans. All share awards are fully expensed as the grants vest. We recorded share based compensation expense of $1,127 in 2009, $978 in 2008 and $719 in 2007.

Our cash distributions to our common shareholders for the years ended December 31, 2009, 2008 and 2007, were $1.42 per share, $1.40 per share, and $1.37 per share, respectively. The characterization of the distributions made in 2009, 2008 and 2007 was 76.14%, 81.63%, and 79.85% ordinary income, respectively; 23.86%, 15.91%, and 20.15% return of capital, respectively; 0%, 0.11%, and 0% capital gain, respectively; and 0%, 0.26%, and 0% unrecaptured Section 1250 gain, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity (Continued)

On January 7, 2010, we declared a quarterly distribution of $0.36 per common share, or $45,856, to our common shareholders for the quarter ended December 31, 2009. This distribution was paid to shareholders on February 16, 2010, using cash on hand and borrowings under our revolving credit facility.

In February and September 2009, we issued 5.9 million and 6.9 million common shares in public offerings, raising net proceeds of approximately $96,800 and $127,200, respectively. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and for general business purposes.

Note 5. Related Person Transactions.

Five Star is our largest tenant. Five Star is our former subsidiary. We beneficially own more than 9% of Five Star's common shares. RMR provides management services to both us and Five Star. Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. As of December 31, 2009, we leased 190 senior living communities and two rehabilitation hospitals to Five Star. Five Star's total minimum annual rent payable to us under those leases as of December 31, 2009 was $184,370, excluding percentage rent based on increases in gross revenues at certain properties. Total rent recognized by us from Five Star for the three years ended December 31, 2009, 2008 and 2007 amounted to $178,909, $158,572 and $128,300, respectively, and as of December 31, 2009, 2008 and 2007 our rents receivable from Five Star amounted to $16,468, $14,760 and $11,166, respectively, which amounts are included in due from affiliate on our consolidated balance sheets. Our leases with Five Star also include arbitration provisions for the resolution of certain disputes, claims and controversies.

Since January 1, 2009, we have had several transactions with Five Star including:

  •
  In August 2009, we closed a $512,934 mortgage financing with the Federal National Mortgage Association, or FNMA. This mortgage loan is secured by first liens on 28 senior living properties, or the Properties, with 5,618 living units located in 16 states that we own and lease to Five Star. In connection with the FNMA transaction, we realigned our leases with Five Star. Lease No. 1 expires in 2024 and now includes 89 properties (including 10 properties acquired and excluding one property sold in the fourth quarter of 2009), including independent living communities, assisted living communities and skilled nursing facilities. Lease No. 2 expires in 2026 and now includes 49 properties (excluding one property sold in the fourth quarter of 2009), including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. Lease No. 3 expires in 2028 and now includes the 28 FNMA financed properties, including independent living communities and assisted living communities. Lease No. 4 expires in 2017 and now includes 26 properties (including one property acquired in the fourth quarter of 2009), including independent living communities, assisted living communities and skilled nursing facilities. In connection with the lease realignment and the FNMA financing, we entered into a lease realignment agreement with Five Star, or the Lease Realignment Agreement. Pursuant to the terms of the Lease Realignment Agreement, (1) the four leases were reconfigured as described above, (2) we acquired certain personal property located at the Properties from subsidiaries of Five Star and pledged that personal property to FNMA, (3) we purchased 3,200,000 shares of Five Star common stock, $.01 par value per share,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions. (Continued)

    which represent approximately 9% of its total common stock outstanding, (4) Five Star assumed certain reporting and other operating obligations required by FNMA and (5) subsidiaries of Five Star pledged certain tangible and intangible personal property, such as accounts receivable and contract rights, located at, or arising from the operations of, the Properties to secure certain obligations to us and arising under the FNMA loan. To compensate Five Star for its sale of personal property to us, its sale of its shares to us, the pledge of Five Star's intangible assets and for the services and obligations that Five Star has assumed, (1) we reduced the annual rent payable to us under Lease No. 2 by $2,000 per year; (2) we paid Five Star $18,600; and (3) we reimbursed Five Star for its out of pocket expenses incurred in connection with the negotiation and closing of this transaction. Five Star also has granted certain registration rights to us with regard to its shares we acquired and our future transfer of those shares is subject to certain restrictions.

  •
  In October 2009, we acquired one senior living property with a total of 259 living units for approximately $20,165, excluding closing costs, from an unaffiliated party. We leased this property to Five Star under Lease No. 4 described above and increased annual rent under that lease by $1,779. Percentage rent, based on increases in gross revenues at this property, will commence in 2011.

  •
  Also in October 2009, we sold a skilled nursing facility with a total of 62 beds to an unaffiliated party for net proceeds of approximately $473 and the annual rent payable to us by Five Star under Lease No. 1 described above decreased by approximately $47.

  •
  In November 2009, we sold a skilled nursing facility with a total of 75 beds to an unaffiliated party for net proceeds of approximately $1,247 and the annual rent payable to us by Five Star under Lease No. 2 described above decreased by approximately $125.

  •
  Also in November 2009, we acquired nine senior living properties with a total of 558 living units for approximately $91,750, excluding closing costs, from an unaffiliated party. We leased these properties to Five Star under Lease No. 1 and increased rent under that lease by $8,125 per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2011.

  •
  In December 2009, we acquired one senior living property with a total of 53 living units for approximately $4,900, excluding closing costs, from an unaffiliated party. We leased this property to Five Star under Lease No. 1 and increased rent under that lease by $436 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011.

  •
  During 2009, pursuant to the terms of our leases with Five Star, we purchased approximately $36,700 of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,945 in aggregate for the affected leases.

In May 2008, we entered into various purchase agreements to acquire 48 MOBs from HRP for an aggregate purchase price of approximately $565,000. We acquired 47 of these MOBs containing 2.2 million square feet for an aggregate purchase price of approximately $562,000, excluding closing costs. The one remaining building with an allocated value of $3,000 is no longer subject to our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions. (Continued)

purchase agreement. At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of these MOB properties for approximately $3,190, which was their approximate net book value, to two unaffiliated parties. We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558,150, excluding closing costs. Our purchase agreements with HRP include arbitration provisions for the resolution of certain disputes, claims and controversies.

HRP was formerly our parent and both we and HRP are managed by RMR. We were spun off to HRP's shareholders in 1999 and, at the time of this spin off, we and HRP entered into a transaction agreement which, among other things, prohibited us from purchasing MOBs. Concurrently with the execution and delivery of the purchase agreements described above, we and HRP entered into an amendment to that transaction agreement to permit us, rather than HRP, to invest in MOBs. Also, concurrently with the execution and delivery of the purchase agreements, we entered into a right of first refusal agreement under which we were granted a right of first refusal to purchase up to 45 additional identified properties (containing approximately 4.6 million square feet of rental space) HRP owns which are leased to tenants in medical related businesses in the event HRP determines to sell such properties or in the event of an indirect sale as a result of HRP's change of control or a change of control of HRP's subsidiary which owns those properties.

We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. The property management agreement provides for management fees on our MOB properties equal to 3.0% of gross rents and construction management fees on those properties equal to 5.0% of certain construction costs. Both the business management agreement and the property management agreement are effective until December 31, 2010, and will be automatically renewed for successive one year terms thereafter unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. Our Board has given our Compensation Committee, which is comprised of our Independent Trustees, authority to act on our behalf with respect to these agreements. The charter of the Compensation Committee requires the Committee to review the terms of the agreements and evaluate RMR's performance under the agreements annually. The aggregate business management and property management fees we paid RMR for the years ended December 31, 2009, 2008 and 2007, were $17,177, $13,434 and $10,476, respectively, and are included in general and administrative expenses on our consolidated statements of income. Incentive fees payable to RMR for the years ended December 31, 2009, 2008 and 2007 were $550, $804 and $648, respectively. As of December 31, 2009 and 2008, we had unpaid business management, property management and incentive fees owed to RMR of approximately $2,122 and $2,045, respectively, and are reported in due to affiliate on our consolidated balance sheets. We are generally responsible for all of our operating

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions. (Continued)

expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit. Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including HRP, HPT, GOV, TA and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has also agreed not to provide business management services to any other REIT which is principally engaged in the business of owning senior apartments, congregate communities, assisted living facilities, nursing homes or MOBs, without the consent of a majority of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our Audit Committee appoints our Director of Internal Audit, and our Compensation Committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was approximately $220, $213 and $169 in 2009, 2008 and 2007, respectively.

Messrs. Barry M. Portnoy and his son Adam D. Portnoy beneficially own RMR and are our Managing Trustees. Barry Portnoy is the Chairman of RMR; Adam Portnoy is the President, Chief Executive Officer and a Director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Transactions between us and RMR are approved by our Compensation Committee which is comprised of Independent Trustees.

The other companies to which RMR provides management services also have certain other relationships with each other, such as lease arrangements for properties. In addition, officers of RMR serve as officers of those companies. Further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or SEC. In addition, our Independent Trustees also serve as directors or trustees of certain of those other companies, and directors and trustees of certain of those other companies serve as directors or trustees of the other companies. Mr. Barry Portnoy is one of our Managing Trustees and serves as a Managing Director or Trustee of each of those other companies, including Five Star and HRP. Mr. Adam Portnoy is our other Managing Trustee and serves as Managing Trustee of HRP, HPT and GOV. Frederick Zeytoonjian is an Independent Trustee of both us and HRP.

We, RMR and other companies to which RMR provides management services formed Affiliates Insurance Company, or AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our Trustees currently serve on the Board of Directors of AIC. RMR, in addition to being a shareholder, entered a management

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions. (Continued)

agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Our governance guidelines, or Governance Guidelines, provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Trustees. As of February 19, 2010, we have invested $5,154 in AIC. On December 16, 2009, GOV purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

Note 6. Indebtedness

We have an unsecured revolving credit facility that matures on December 31, 2010. Our revolving credit facility permits borrowings up to $550,000. The interest payable for amounts drawn under the facility is LIBOR plus a premium. We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity. The interest rate payable on borrowings under this revolving credit facility was 1.0% and 2.2% at December 31, 2009 and 2008, respectively. In addition to interest, we pay certain fees to maintain this credit facility and we amortize certain set up costs. Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of December 31, 2009 and 2008, we had $60,000 and $257,000 outstanding under this credit facility, respectively, and $490,000 and $293,000 available under this credit facility, respectively. Subject to certain conditions, this credit facility's maturity date can be extended at our option to December 31, 2011 upon payment of a fee. Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented.

On August 4, 2009, we closed on a $512,934 mortgage financing with FNMA. This mortgage loan is secured by first liens on 28 senior living properties with 5,618 living units located in 16 states that we own and lease to Five Star. We used the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility, to purchase seven MOBs from HRP and to acquire 10 MOBs and one senior living property from unaffiliated parties as described in Note 3 above. For more information about the changes in our relationship with Five Star resulting from the FNMA transaction, please see Note 5 above.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Indebtedness (Continued)

At December 31, 2009 and 2008, our additional outstanding debt consisted of the following:

			December 31, 2009		December 31, 2008
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$225,000	$256	$225,000	$384
Senior notes	7.875%	2015	97,500	84	97,500	99

Total unsecured debt			$322,500	$340	$322,500	$483

	Balance as of December 31,						Net Book Value of Collateral
					Number of Properties as Collateral
			Interest Rate			Initial Cost of Collateral
Secured and Other Debt	2009	2008		Maturity			2009	2008
Mortgages	$32,919	$33,939	6.97%	July 2012	16	$70,114	$65,065	$66,139
Mortgage	4,384	4,457	6.50%	Jan 2013	1	7,560	7,421	7,496
Mortgages	11,457	11,727	6.11%	Dec 2013	4	17,034	15,555	15,722
Mortgage	14,760	15,031	6.91%	Dec 2013	2	36,359	34,993	35,638
Mortgages	49,387	50,156	6.54%	May 2017	8	62,500	60,619	62,036
Mortgage(1)	307,012	—	6.71%	Sept 2019	28	617,161	512,669	NA
Mortgage(1)	204,639	—	6.378%	Sept 2019	—	—	—	NA
Mortgage(2)	3,954	4,151	7.31%	Jan 2022	1	18,827	18,163	18,616
Mortgage(2)	1,933	2,025	7.85%	Jan 2022	—	—	—	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307	29,335	29,403
Capital leases	14,914	15,230	7.7%	Apr 2026	2	28,601	20,115	22,142

Total secured	$660,059	$151,416				$892,463	$763,935	$257,192

(1)
These two mortgages were closed in August 2009 and are collateralized by 28 properties. A portion of the loan requires interest at a fixed rate of 6.71% and a portion of the loan requires interest at a variable rate which was 6.378% at December 31, 2009.

(2)
These two mortgages are collateralized by one MOB property acquired in July 2008.

We include amortization of capital lease assets in depreciation expense. Assets recorded under capital leases had a carrying value of $14,914 and $15,230 at December 31, 2009 and 2008, respectively.

In April 2008, we paid in full a mortgage loan on one of our properties for $12,600 that had a maturity date of June 30, 2008. We used cash on hand and borrowings under our revolving credit facility to fund this payment. In January 2007, we purchased and retired $20,000 of our 8 5/8% senior notes due in 2012 and recognized a loss on early extinguishment of debt of $2,026. The loss on early extinguishment of debt includes a $1,750 premium and a $276 write off of deferred financing fees and unamortized discounts related to these senior notes. We funded this purchase with borrowings under our revolving credit facility.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Indebtedness (Continued)

principal and interest. We assumed the mortgages due in January and December 2013, May 2017 and January 2022 in connection with acquisitions in 2007 and 2008, respectively. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2009, are as follows:

2010	$68,949
2011	9,559
2012	264,665
2013	37,280
2014	9,470
Thereafter	652,636

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at December 31, 2009 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets held for sale(1)	$2,612	$—	$2,612	$—
Long-lived assets held and used(2)	20,519	—	20,519	—
Investments in available for sale securities(3)	17,695	17,695	—	—
Senior notes(4)	326,179	—	326,179	—

(1)
Assets held for sale consist of two of our properties that we expect to sell that are reported at fair value. We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties. As of December 31, 2009, the net carrying value of these properties was approximately $2,612 and we recorded an impairment charge of $1,228 for the year ended December 31, 2009 related to one of these properties. We have recorded cumulative impairments of approximately $8,338 to these properties in order to reduce their carrying value to fair value. In addition, during 2009 we recorded an impairment of assets charge of $393 related to one property that we sold prior to December 31, 2009.

(2)
Long-lived assets held and used consist of nine of our properties with a carrying amount of $34,428 that were written down to their fair value of $20,519, resulting in an impairment charge of $13,909 for the year ended December 31, 2009. We used third party appraisals, broker information and comparable sales transactions (level 2 inputs) to determine fair value of these properties.

(3)
Our investments in available for sale securities include our 1,000,000 common shares of HRP and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2009 in active markets (level 1 inputs).

(4)
We estimate the fair values of our senior notes using an average of the bid and ask price of our two issues of senior notes (level 2 inputs) at the balance sheet dates. As of December 31, 2009, the carrying value of our senior notes was $322,160. As of December 31, 2008, the fair value and carrying value of our senior notes was $341,805 and $322,017, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Fair Value of Assets and Liabilities (Continued)

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2009 and 2008 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessees as of and for the years ended December 31, 2009 and 2008:

	At December 31, 2009		At December 31, 2008
	Investment(1)	% of Total	Investments(1)	% of Total
Five Star	$2,004,021	60%	$1,848,495	66%
Sunrise Senior Living, Inc.(2)	325,165	10%	325,165	12%
All others	988,797	30%	633,596	22%

	$3,317,983	100%	$2,807,256	100%

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Revenue	% of Total	Revenue	% of Total
Five Star	$178,909	60%	$158,572	68%
Sunrise Senior Living, Inc.(2)	33,131	11%	33,287	14%
All others	84,737	29%	41,351	18%

	$296,777	100%	$233,210	100%

(1)
Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation.

(2)
Sunrise Senior Living, Inc.'s lease is guaranteed by Marriott International, Inc.

As discussed above, Five Star is our former subsidiary and both we and Five Star have management contracts with RMR. Five Star is the lessee of 60% of our investments, at cost, as of December 31, 2009. The following tables present summary financial information for Five Star for the years ended December 31, 2009, 2008 and 2007, as reported in its Annual Report on Form 10-K.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Concentration of Credit Risk (Continued)

Summary Financial Information of Five Star Quality Care, Inc.

	For the Year Ended December 31,
	2009	2008	2007
Operations
Total revenues	$1,192,563	$1,098,980	$967,264
Operating income	9,796	18,743	23,581
Income from continuing operations	39,257	615	26,012
Net income (loss)	38,330	(4,496)	23,326
Cash Flows
Cash provided by operating activities	28,049	46,253	44,227
Net cash provided by (used in) discontinued operations	195	(1,462)	(5,645)
Cash used in investing activities	(19,228)	(78,850)	(24,995)
Cash (used in) provided by financing activities	(13,855)	19,198	(28,829)
Change in cash and cash equivalents	(4,839)	(14,861)	(15,242)
Cash and cash equivalents at the beginning of the period	16,138	30,999	46,241
Cash and cash equivalents at the end of the period	11,299	16,138	30,999

	As of December 31,
	2009	2008	2007
Financial Position
Current assets	$183,329	$114,261	$186,017
Non-current assets	229,771	298,377	174,437
Total indebtedness	101,289	160,965	142,510
Current liabilities	172,756	129,139	104,063
Non-current liabilities	101,029	198,160	169,569
Total shareholders' equity	139,315	85,339	86,822

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC. References in these financial statements to the Annual Report on Form 10-K for Five Star are included as textual references only, and the information in Five Star's Annual Report is not incorporated by reference into these financial statements.

Note 9. Segment Reporting

We have three operating segments, of which two are reportable operating segments. The two reportable operating segments are: (i) short term and long term residential care facilities that offer dining for residents and (ii) properties where medical related services are offered that do not provide where residential overnight stays or dining services, or MOBs. Properties in the short term and long term residential care facilities segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The "All Other" category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa service to members. Prior to October 2007, our only operating segment

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Segment Reporting (Continued)

was short term and long term residential care facilities that offer dining for residents; and prior to June 2008, our only operating segments were short term and long term residential care facilities that offer dining for residents and properties that offer fitness, wellness and spa services to members included in the "All Other" category.

	For the Year Ended December 31, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$227,926	$53,241	$15,610	$296,777
Interest and other income	—	—	1,003	1,003

Total revenues	227,926	53,241	16,613	297,780
Property operating expenses	—	14,273	—	14,273
Interest expense	22,160	743	33,501	56,404
Depreciation expense	61,225	13,669	3,689	78,583
Acquisition costs	1,364	1,963	—	3,327
General and administrative expense	—	—	20,345	20,345
Impairment of assets	3,784	11,746	—	15,530

Total expenses	88,533	42,394	57,535	188,462

Income (loss) before gain on sale of properties	139,393	10,847	(40,922)	109,318
Gain on sale of properties	397	—	—	397

Net income (loss)	$139,790	$10,847	$(40,922)	$109,715

Total assets	$1,972,435	$738,093	$277,398	$2,987,926

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Segment Reporting (Continued)

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$68,585	$69,585	$72,365	$87,245
Income before gain on sale of properties	31,533	30,511	15,565	31,709
Net income	31,533	30,511	15,565	32,106
Per share data:
Income before gain on sale of properties	$0.27	$0.25	$0.13	$0.25
Net income	$0.27	$0.25	$0.13	$0.25
Common distributions declared(1)	$0.35	$0.36	$0.36	$0.36

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$49,553	$53,390	$59,673	$72,921
Income before gain on sale of properties	23,316	21,680	28,881	32,368
Net income	23,316	21,680	29,147	32,368
Per share data:
Income before gain on sale of properties	$0.26	$0.22	$0.25	$0.28
Net income	$0.26	$0.22	$0.25	$0.28
Common distributions declared(1)	$0.35	$0.35	$0.35	$0.35

(1)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

Note 11. Pro Forma Information (unaudited)

During 2009, we purchased 11 senior living facilities and 20 MOBs for approximately $116,815 and $383,585, respectively, sold two assisted living facilities and two MOBs for $1,850 and $3,190, respectively, recording a gain on sale of approximately $397,000 and, pursuant to the terms of our existing leases with Five Star, we purchased $36,701 of improvements made to our properties leased to Five Star. During 2009, we recognized an impairment of assets charge of $15,530 related to 11 properties. In August 2009, we closed on a $512,934 mortgage financing with FNMA, acquired $8,497 of personal property at the FNMA mortgaged properties, acquired 3.2 million shares of Five Star common stock, reduced the annual rent payable to us under Five Star Lease No. 2 by $2,000 per year for the term of that Lease and incurred $12,714 of deferred financing fees related to this mortgage financing.

During 2008, we purchased 30 senior living properties, four wellness centers and 38 MOBs for an aggregate of $840,100 and $69,420 of improvements made to our properties leased to Five Star; repaid in full a mortgage loan on one of our properties for $12,600 in April 2008; assumed $61,300 of mortgage debt in conjunction with our 2008 acquisitions; recorded an impairment charge on four of our properties for $8,379; and sold three assisted living communities to Five Star for $21,350 and recorded a gain on sale of approximately $266 in July 2008. During 2009 and 2008, we also issued 12.7 million and 25.8 million of our common shares, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Pro Forma Information (unaudited) (Continued)

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

	For the Year Ended December 31,
	2009	2008
Total revenues	$329,599	$329,825
Income before gain on sale of properties	$107,291	$102,167
Net income	$107,688	$102,830
Per common share data:
Income before gain on sale of properties	$0.84	$0.80
Net income	$0.85	$0.81

Note 12. Affiliates Insurance Company

As of December 31, 2009, we have invested $5,134 in AIC, an insurance company, that is owned by us, RMR and other companies to which RMR provides management services. We own 14.28% of the common shares of AIC which has a current carrying value of $5,000. This investment is included in other assets on our consolidated balance sheets. Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to procure some of our insurance from AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. For the year ended December 31, 2009, our share of AIC's net losses totaled $134 and are included in general and administrative expenses on our consolidated statements of income. If we determine there is an "other than temporary" decline in the fair value of this investment, we would record an impairment charge to earnings. In evaluating the fair value of this investment, we consider, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. Subsequent to December 31, 2009, we invested an additional $20 in order to fund our share of formation and licensing costs for AIC.

Note 13. Subsequent Events

In January 2010, we agreed to acquire, from one unaffiliated party, a MOB with 14,695 rentable square feet for approximately $4,450, excluding closing costs. We expect to fund this acquisition using cash on hand, borrowings under our revolving credit facility and assuming the existing mortgage loan on the property. The purchase of this property is contingent upon completion of our diligence and other customary closing conditions. We can provide no assurance that we will purchase this property.

In preparing these consolidated financial statements, we evaluated events that occurred through February 19, 2010, the date these financial statements were issued, for potential recognition or disclosure.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Birmingham	AL	$580	$5,980	$109	$—	$580	$6,089	$6,669	$208	08/01/08	2001
Birmingham	AL	600	7,574	171	—	600	7,745	8,345	265	08/01/08	2000
Cullman(4)	AL	287	3,415	283	—	287	3,698	3,985	535	11/19/04	1998
Madison(4)	AL	334	3,981	424	—	334	4,405	4,739	613	11/19/04	1998
Sheffield(4)	AL	394	4,684	444	—	394	5,128	5,522	696	11/19/04	1998
Peoria(4)	AZ	2,687	15,843	1,651	—	2,687	17,494	20,181	3,946	01/11/02	1990
Scottsdale	AZ	2,315	13,650	2,339	—	2,315	15,989	18,304	3,492	01/11/02	1984
Scottsdale	AZ	941	8,807	129	—	941	8,936	9,877	3,490	05/16/94	1990
Sun City	AZ	1,189	10,569	158	—	1,189	10,727	11,916	4,168	06/17/94	1990
Sun City West	AZ	395	3,307	—	—	395	3,307	3,702	645	02/28/03	1998
Tucson(4)	AZ	4,429	26,119	2,706	—	4,429	28,825	33,254	6,464	01/11/02	1989
Yuma	AZ	223	2,100	2,056	—	223	4,156	4,379	1,289	06/30/92	1984
Yuma	AZ	103	604	191	—	103	795	898	332	06/30/92	1984
Anaheim	CA	2,850	6,964	—	—	2,850	6,964	9,814	261	07/09/08	1992
Encinitas	CA	1,510	18,042	247	—	1,510	18,289	19,799	819	03/31/08	1999
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,421	12/28/90	1963
Fresno	CA	880	12,751	141	—	880	12,892	13,772	576	03/31/08	1996
Laguna Hills	CA	3,172	28,184	435	—	3,172	28,619	31,791	10,942	09/09/94	1975
Lancaster	CA	601	1,859	1,914	—	601	3,773	4,374	1,613	12/28/90	1969
Redlands	CA	1,770	9,982	122	—	1,770	10,104	11,874	452	03/31/08	1999
Roseville	CA	1,620	10,262	130	—	1,620	10,392	12,012	465	03/31/08	1998
San Bernardino	CA	1,250	9,069	627	—	1,250	9,696	10,946	895	08/31/06	1988
San Diego	CA	2,466	46,473	—	—	2,466	46,473	48,939	484	08/06/09	1986
San Diego	CA	1,225	23,077	—	—	1,225	23,077	24,302	240	08/06/09	1986
San Diego	CA	1,508	28,753	—	—	1,508	28,753	30,261	300	08/06/09	1986

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
San Diego(4)	CA	9,142	53,904	7,730	—	9,142	61,634	70,776	13,043	01/11/02	1987
Stockton	CA	382	2,750	478	—	382	3,228	3,610	1,487	06/30/92	1968
Stockton	CA	670	14,419	155	—	670	14,574	15,244	652	03/31/08	1999
Stockton(4)	CA	1,176	11,171	4,848	—	1,176	16,019	17,195	2,349	09/30/03	1988
Thousand Oaks	CA	622	2,522	1,287	—	622	3,809	4,431	1,693	12/28/90	1965
Van Nuys	CA	718	378	642	—	718	1,020	1,738	437	12/28/90	1969
Canon City	CO	292	6,228	974	(3,512)	292	3,690	3,982	943	09/26/97	1970
Colorado Springs	CO	245	5,236	1,188	(3,031)	245	3,393	3,638	876	09/26/97	1972
Delta	CO	167	3,570	741	—	167	4,311	4,478	1,334	09/26/97	1963
Grand Junction	CO	204	3,875	1,204	—	204	5,079	5,283	2,133	12/30/93	1968
Grand Junction	CO	173	2,583	2,044	—	173	4,627	4,800	1,864	12/30/93	1978
Lakewood	CO	232	3,766	1,986	—	232	5,752	5,984	2,479	12/28/90	1972
Littleton	CO	185	5,043	1,782	—	185	6,825	7,010	3,026	12/28/90	1965
Littleton	CO	400	3,507	—	—	400	3,507	3,907	684	02/28/03	1998
Washington	DC	13,605	24,884	379	—	13,605	25,263	38,868	353	05/20/09	1976
Washington	DC	13,700	8,400	346	—	13,700	8,746	22,446	222	12/22/08	1966
Newark	DE	2,010	11,852	2,045	—	2,010	13,897	15,907	3,032	01/11/02	1982
Newark	DE	1,500	19,447	230	—	1,500	19,677	21,177	881	03/31/08	1998
Wilmington	DE	4,365	25,739	1,137	—	4,365	26,876	31,241	6,126	01/11/02	1988
Wilmington	DE	38	227	911	—	38	1,138	1,176	194	01/11/02	1965
Wilmington	DE	869	5,126	2,413	—	869	7,539	8,408	1,649	01/11/02	1989
Wilmington(4)	DE	1,179	6,950	1,070	—	1,179	8,020	9,199	1,802	01/11/02	1974
Boca Raton	FL	4,166	39,633	729	—	4,166	40,362	44,528	15,764	05/20/94	1994
Cape Coral	FL	400	2,907	—	—	400	2,907	3,307	568	02/28/03	1998
Coral Springs(4)	FL	3,410	20,104	8,505	—	3,410	28,609	32,019	5,203	01/11/02	1984

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Deerfield Beach	FL	3,196	18,848	13,228	—	3,196	32,076	35,272	5,106	01/11/02	1990
Deerfield Beach	FL	1,690	14,972	273	—	1,690	15,245	16,935	5,954	05/16/94	1986
Fort Myers	FL	2,385	21,137	383	—	2,385	21,520	23,905	8,272	08/16/94	1984
Fort Myers	FL	369	2,174	2,007	—	369	4,181	4,550	657	01/11/02	1990
Naples	FL	3,200	2,898	12,328	—	3,200	15,226	18,426	888	08/31/06	1984
Orlando	FL	519	1,799	1	—	519	1,800	2,319	47	12/22/08	1997
Orlando	FL	1,946	7,197	—	—	1,946	7,197	9,143	188	12/22/08	1997
Orlando	FL	135	532	15	—	135	547	682	14	12/22/08	1997
Palm Harbor	FL	3,379	29,945	539	—	3,379	30,484	33,863	11,906	05/16/94	1992
Palm Harbor(4)	FL	3,449	20,336	3,236	—	3,449	23,572	27,021	5,079	01/11/02	1989
Pompano Beach	FL	7,700	2,127	31,491	—	7,700	33,618	41,318	2,316	08/31/06	1985
Port St. Lucie	FL	1,242	11,009	200	—	1,242	11,209	12,451	4,378	05/20/94	1993
Tampa	FL	4,850	6,349	7	—	4,850	6,356	11,206	351	10/30/07	1986
West Palm Beach	FL	2,061	12,153	8,984	—	2,061	21,137	23,198	3,643	01/11/02	1988
Alpharetta	GA	5,390	26,712	—	—	5,390	26,712	32,102	918	08/21/08	2006
Athens	GA	337	4,006	390	—	337	4,396	4,733	596	11/19/04	1998
Atlanta(4)	GA	5,800	9,305	3	—	5,800	9,308	15,108	494	11/30/07	1978
College Park	GA	300	2,702	1,274	—	300	3,976	4,276	1,287	05/15/96	1985
Columbus	GA	294	3,505	107	—	294	3,612	3,906	512	11/19/04	1999
Conyers(4)	GA	342	4,068	795	—	342	4,863	5,205	618	11/19/04	1997
Dalton	GA	262	3,119	336	—	262	3,455	3,717	457	11/19/04	1997
Decatur(4)	GA	3,100	4,436	61	—	3,100	4,497	7,597	175	07/09/08	1986
Dublin	GA	442	3,982	881	—	442	4,863	5,305	1,789	05/15/96	1968
Evans	GA	230	2,663	326	—	230	2,989	3,219	418	11/19/04	1998
Gainesville(4)	GA	268	3,186	184	—	268	3,370	3,638	476	11/19/04	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Macon(4)	GA	183	2,179	277	—	183	2,456	2,639	344	11/19/04	1998
Marietta	GA	300	2,702	773	—	300	3,475	3,775	1,256	05/15/96	1967
Savannah	GA	400	5,670	328	—	400	5,998	6,398	567	11/01/06	1989
Savannah(4)	GA	1,200	19,090	965	—	1,200	20,055	21,255	1,715	10/01/06	1987
Snellville	GA	870	4,030	—	—	870	4,030	4,900	4	12/10/09	1997
Tucker	GA	690	6,210	410	—	690	6,620	7,310	837	06/03/05	1997
Clarinda	IA	77	1,453	833	—	77	2,286	2,363	1,000	12/30/93	1968
Des Moines	IA	123	627	854	—	123	1,481	1,604	370	07/01/00	1965
Glenwood	IA	322	2,098	1,504	—	322	3,602	3,924	846	07/01/00	1964
Mediapolis	IA	94	1,776	701	—	94	2,477	2,571	1,078	12/30/93	1973
Pacific Junction	IA	32	306	87	—	32	393	425	141	04/01/95	1978
Winterset	IA	111	2,099	1,292	(314)	111	3,077	3,188	1,335	12/30/93	1973
Arlington Heights	IL	3,665	32,587	490	—	3,665	33,077	36,742	12,647	09/09/94	1986
Romeoville	IL	1,120	19,582	—	—	1,120	19,582	20,702	673	08/21/08	2005
Springfield	IL	300	6,744	992	—	300	7,736	8,036	663	08/31/06	1990
Auburn(4)	IN	380	8,246	30	—	380	8,276	8,656	286	09/01/08	1999
Avon(4)	IN	850	11,888	30	—	850	11,918	12,768	410	09/01/08	1999
Bloomington	IN	5,400	25,129	368	—	5,400	25,497	30,897	711	11/01/08	1983
Indianapolis(4)	IN	2,785	16,396	2,166	—	2,785	18,562	21,347	4,097	01/11/02	1986
Kokomo(4)	IN	220	5,899	30	—	220	5,929	6,149	210	09/01/08	1998
La Porte(4)	IN	770	5,550	33	—	770	5,583	6,353	201	09/01/08	1998
Marion(4)	IN	410	5,409	29	—	410	5,438	5,848	195	09/01/08	2000
Shelbyville(4)	IN	190	5,328	30	—	190	5,358	5,548	190	09/01/08	1999
South Bend	IN	400	3,107	—	—	400	3,107	3,507	607	02/28/03	1998
Terra Haute(4)	IN	300	13,115	30	—	300	13,145	13,445	461	09/01/08	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Vincennes(4)	IN	110	3,603	229	—	110	3,832	3,942	135	09/01/08	1985
Ellinwood	KS	130	1,137	484	—	130	1,621	1,751	575	04/01/95	1972
Lawrence	KS	1,600	18,565	—	—	1,600	18,565	20,165	111	10/01/09	1988
Overland Park	KS	2,568	15,140	2,116	—	2,568	17,256	19,824	2,599	10/25/02	1985
Overland Park(4)	KS	1,274	11,426	1,799	—	1,274	13,225	14,499	3,766	01/11/02	1989
Bowling Green(4)	KY	365	4,345	428	—	365	4,773	5,138	645	11/19/04	1999
Frankfort	KY	560	8,282	788	—	560	9,070	9,630	776	08/31/06	1989
Hopkinsville(4)	KY	316	3,761	93	—	316	3,854	4,170	545	11/19/04	1999
Lafayette(5)	KY	—	10,848	10,906	—	—	21,754	21,754	6,443	01/11/02	1985
Lexington(5)	KY	—	6,394	1,903	—	—	8,297	8,297	3,494	01/11/02	1980
Louisville(4)	KY	3,524	20,779	5,010	—	3,524	25,789	29,313	5,450	01/11/02	1984
Mayfield	KY	268	2,730	570	—	268	3,300	3,568	467	11/19/04	1999
Paducah(4)	KY	450	5,358	441	—	450	5,799	6,249	803	11/19/04	2000
Somerset	KY	200	4,919	142	—	200	5,061	5,261	393	11/06/06	2000
Auburn	MA	1,510	7,000	108	—	1,510	7,108	8,618	245	08/08/08	1977
Braintree	MA	3,193	16,652	9,745	—	3,193	26,397	29,590	7,694	01/01/02	1975
Charlton	MA	137	3,651	182	(2,087)	137	1,746	1,883	127	08/08/08	1988
Fitchburg	MA	330	3,361	46	—	330	3,407	3,737	117	08/08/08	1994
Grafton	MA	190	582	10	—	190	592	782	20	08/08/08	1930
Leominster	MA	1,520	8,703	132	—	1,520	8,835	10,355	304	08/08/08	1966
Lexington	MA	3,600	15,555	204	(7,255)	3,600	8,504	12,104	221	12/22/08	1994
Milford	MA	510	3,039	45	—	510	3,084	3,594	106	08/08/08	1989
Millbury	MA	160	774	12	—	160	786	946	27	08/08/08	1950
Spencer	MA	270	2,607	36	—	270	2,643	2,913	91	08/08/08	1992
Sturbridge	MA	112	1,561	228	(1,306)	112	483	595	55	08/08/08	1986

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Westborough	MA	920	6,956	100	—	920	7,056	7,976	242	08/08/08	1986
Westborough	MA	230	150	4	—	230	154	384	6	08/08/08	1900
Winchester(4)	MA	3,218	18,988	5,323	—	3,218	24,311	27,529	4,713	01/11/02	1991
Woburn	MA	3,809	19,862	8,511	—	3,809	28,373	32,182	8,952	01/01/02	1969
Worcester	MA	865	10,937	155	—	865	11,092	11,957	379	08/08/08	1989
Worcester	MA	730	3,634	55	—	730	3,689	4,419	127	08/08/08	1986
Worcester	MA	191	2,133	129	(889)	191	1,373	1,564	74	08/08/08	1992
Worcester	MA	1,200	6,176	94	—	1,200	6,270	7,470	216	08/08/08	1985
Worcester	MA	770	10,433	146	—	770	10,579	11,349	362	08/08/08	1990
Annapolis	MD	1,290	12,373	149	—	1,290	12,522	13,812	560	03/31/08	2001
Bel Air(4)	MD	4,750	16,504	2	—	4,750	16,506	21,256	877	11/30/07	1980
Bowie	MD	408	3,421	328	—	408	3,749	4,157	772	10/25/02	2000
Columbia	MD	1,390	10,303	134	—	1,390	10,437	11,827	467	03/31/08	2001
Easton(4)	MD	383	4,555	505	—	383	5,060	5,443	1,009	10/25/02	2000
Ellicott City(4)	MD	1,409	22,691	5,682	—	1,409	28,373	29,782	4,216	03/01/04	1997
Frederick	MD	385	3,444	386	—	385	3,830	4,215	787	10/25/02	1998
Frederick	MD	1,260	9,464	135	—	1,260	9,599	10,859	429	03/31/08	1999
Hagerstown	MD	1,040	7,471	126	—	1,040	7,597	8,637	340	03/31/08	1999
Pikesville	MD	2,000	4,974	40	—	2,000	5,014	7,014	130	12/22/08	1987
Severna Park(4)	MD	229	9,798	1,541	—	229	11,339	11,568	2,138	10/25/02	1998
Silver Spring	MD	3,301	29,065	714	—	3,301	29,779	33,080	11,508	07/25/94	1992
Silver Spring(4)	MD	1,200	9,288	5,925	—	1,200	15,213	16,413	2,569	10/25/02	1996
Hampton	MI	300	2,406	—	—	300	2,406	2,706	470	02/28/03	1998
Monroe	MI	400	2,606	—	—	400	2,606	3,006	513	02/28/03	1998
Portage	MI	300	2,206	—	—	300	2,206	2,506	432	02/28/03	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Portage	MI	600	5,212	—	—	600	5,212	5,812	1,018	02/28/03	1998
Saginaw	MI	300	2,506	—	—	300	2,506	2,806	492	02/28/03	1998
Eagan	MN	400	2,506	—	—	400	2,506	2,906	548	02/28/03	1998
Rogers	MN	2,760	45,789	118	—	2,760	45,907	48,667	2,164	03/01/08	1999
West St. Paul	MN	400	3,608	100	—	400	3,708	4,108	798	02/28/03	1998
St. Joseph	MO	111	1,027	1,289	—	111	2,316	2,427	758	06/04/93	1976
Oxford	MS	450	5,791	266	—	450	6,057	6,507	494	10/01/06	2000
Southaven	MS	450	5,795	276	—	450	6,071	6,521	494	10/01/06	2000
Cary(4)	NC	713	4,628	1,561	—	713	6,189	6,902	1,252	10/25/02	1999
Chapel Hill	NC	800	6,414	—	—	800	6,414	7,214	1,252	02/28/03	1996
Charlotte	NC	820	7,790	—	—	820	7,790	8,610	24	11/17/09	2001
Charlotte	NC	500	13,960	—	—	500	13,960	14,460	44	11/17/09	1999
Pineville	NC	550	7,570	—	—	550	7,570	8,120	24	11/17/09	1998
Pineville	NC	630	15,230	—	—	630	15,230	15,860	48	11/17/09	1998
Ainsworth	NE	25	419	469	(255)	25	633	658	298	07/01/00	1966
Ashland	NE	28	1,823	1,201	—	28	3,024	3,052	785	07/01/00	1965
Blue Hill	NE	56	1,064	799	—	56	1,863	1,919	461	07/01/00	1967
Central City	NE	21	919	645	—	21	1,564	1,585	451	07/01/00	1969
Columbus	NE	88	561	445	—	88	1,006	1,094	288	07/01/00	1955
Edgar	NE	1	138	393	—	1	531	532	157	07/01/00	1971
Exeter	NE	4	626	408	(225)	4	809	813	288	07/01/00	1965
Grand Island	NE	119	1,446	1,333	—	119	2,779	2,898	883	04/01/95	1963
Gretna	NE	237	673	740	—	237	1,413	1,650	384	07/01/00	1972
Lyons	NE	13	797	761	(618)	13	940	953	411	07/01/00	1969
Milford	NE	24	880	640	—	24	1,520	1,544	437	07/01/00	1967

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
North Platte	NE	370	8,968	78	—	370	9,046	9,416	425	02/17/08	1988
Omaha	NE	4,680	22,022	—	—	4,680	22,022	26,702	757	08/21/08	2007
Omaha	NE	650	5,850	261	—	650	6,111	6,761	773	06/03/05	1992
Sutherland	NE	19	1,251	451	—	19	1,702	1,721	471	07/01/00	1970
Utica	NE	21	569	411	—	21	980	1,001	259	07/01/00	1966
Waverly	NE	529	686	583	—	529	1,269	1,798	407	07/01/00	1989
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	4,172	09/29/95	1994
Cherry Hill	NJ	1,001	8,175	264	—	1,001	8,439	9,440	1,289	12/29/03	1999
Lakewood(6)	NJ	4,885	28,803	2,483	—	4,885	31,286	36,171	6,836	01/11/02	1987
Mt. Arlington	NJ	1,375	11,232	423	—	1,375	11,655	13,030	1,782	12/29/03	2001
Albuquerque	NM	1,060	9,875	8	—	1,060	9,883	10,943	546	10/30/07	1973
Albuquerque	NM	540	10,105	8	—	540	10,113	10,653	558	10/30/07	1977
Albuquerque	NM	1,660	9,173	8	—	1,660	9,181	10,841	507	10/30/07	1983
Albuquerque(4)	NM	3,828	22,572	1,980	—	3,828	24,552	28,380	5,391	01/11/02	1986
Brooklyn	NY	3,870	8,545	6	—	3,870	8,551	12,421	294	08/08/08	1971
East Syracuse	NY	720	17,084	—	—	720	17,084	17,804	552	09/30/08	2001
East Syracuse(4)	NY	420	18,407	8	—	420	18,415	18,835	672	07/09/08	1999
White Plains	NY	4,900	13,594	—	—	4,900	13,594	18,494	327	01/26/09	1952
Columbus(4)	OH	3,623	27,778	4,826	—	3,623	32,604	36,227	6,833	01/11/02	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	1,387	06/04/93	1965
Midwest City	OK	410	2,970	—	—	410	2,970	3,380	25	09/01/09	1985
Oklahoma City	OK	430	2,955	—	—	430	2,955	3,385	25	09/01/09	1992
Oklahoma City	OK	500	19,046	—	—	500	19,046	19,546	159	09/01/09	1978
Oklahoma City	OK	480	1,546	—	—	480	1,546	2,026	13	09/01/09	1991
Beaver Falls	PA	1,500	13,500	373	—	1,500	13,873	15,373	1,645	10/31/05	1997

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Canonsburg	PA	1,518	13,493	587	—	1,518	14,080	15,598	10,229	03/01/91	1985
Clarks Summit	PA	1,001	8,233	280	—	1,001	8,513	9,514	1,301	12/29/03	2001
Elizabeth	PA	696	6,304	328	—	696	6,632	7,328	811	10/31/05	1986
Exton	PA	1,001	8,233	319	—	1,001	8,552	9,553	1,309	12/29/03	2000
Fort Washington	PA	3,100	6,829	6	—	3,100	6,835	9,935	263	06/25/08	1997
Glen Mills	PA	1,001	8,233	383	—	1,001	8,616	9,617	1,333	12/29/03	2001
King of Prussia	PA	1,540	4,743	—	—	1,540	4,743	6,283	163	08/08/08	1997
Murrysville	PA	300	2,506	—	—	300	2,506	2,806	540	02/28/03	1998
New Britain (Chalfont)	PA	979	8,052	436	—	979	8,488	9,467	1,294	12/29/03	1998
Penn Hills	PA	200	904	—	—	200	904	1,104	196	02/28/03	1997
Pittsburgh	PA	644	5,856	497	(3,999)	644	2,354	2,998	386	10/31/05	1987
Pittsburgh	PA	—	4,054	551	(4,340)	—	265	265	265	10/31/05	1987
Pittsburgh	PA	3,000	11,828	189	—	3,000	12,017	15,017	466	06/11/08	1991
South Park	PA	898	8,102	219	—	898	8,321	9,219	1,001	10/31/05	1995
Tiffany Court (Kingston)	PA	—	5,682	426	—	—	6,108	6,108	929	12/29/03	1997
Whitehall	PA	1,599	14,401	984	—	1,599	15,385	16,984	1,819	10/31/05	1987
Lincoln	RI	520	10,077	1	—	520	10,078	10,598	388	06/25/08	1997
Anderson	SC	295	3,509	206	—	295	3,715	4,010	514	11/19/04	1999
Beaufort(4)	SC	188	2,234	557	—	188	2,791	2,979	431	11/19/04	1999
Camden(4)	SC	322	3,697	824	—	322	4,521	4,843	628	11/19/04	1999
Columbia	SC	300	1,905	—	—	300	1,905	2,205	372	02/28/03	1998
Columbia	SC	610	7,900	—	—	610	7,900	8,510	25	11/17/09	2002
Greenville	SC	700	7,240	—	—	700	7,240	7,940	23	11/17/09	2002
Greenwood	SC	310	2,790	210	—	310	3,000	3,310	374	06/03/05	1999
Hartsville(4)	SC	401	4,775	515	—	401	5,290	5,691	724	11/19/04	1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Lexington(4)	SC	363	4,322	395	—	363	4,717	5,080	659	11/19/04	1999
Myrtle Beach	SC	543	3,202	1,756	—	543	4,958	5,501	979	01/11/02	1980
Orangeburg(4)	SC	303	3,607	642	—	303	4,249	4,552	586	11/19/04	1999
Rock Hill	SC	300	1,705	—	—	300	1,705	2,005	358	02/28/03	1998
Seneca(4)	SC	396	4,714	379	—	396	5,093	5,489	691	11/19/04	2000
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,452	06/30/92	1968
Huron	SD	45	968	1	—	45	969	1,014	452	06/30/92	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,434	06/30/92	1960
Clarksville	TN	320	2,994	524	—	320	3,518	3,838	271	12/31/06	1997
Cleveland(4)	TN	305	3,627	529	—	305	4,156	4,461	569	11/19/04	1998
Cookeville(4)	TN	322	3,828	292	—	322	4,120	4,442	570	11/19/04	1998
Franklin(4)	TN	322	3,833	298	—	322	4,131	4,453	562	11/19/04	1997
Gallatin	TN	280	3,327	236	—	280	3,563	3,843	495	11/19/04	1998
Goodlettsville	TN	300	3,207	100	—	300	3,307	3,607	645	02/28/03	1998
Jackson(4)	TN	295	3,506	292	—	295	3,798	4,093	528	11/19/04	1999
Knoxville(4)	TN	304	3,618	1,162	—	304	4,780	5,084	612	11/19/04	1998
Maryville	TN	400	3,507	—	—	400	3,507	3,907	684	02/28/03	1998
Nashville	TN	750	6,750	1,643	—	750	8,393	9,143	963	06/03/05	1979
Allen	TX	2,590	17,912	—	—	2,590	17,912	20,502	616	08/21/08	2006
Austin	TX	1,540	27,467	127	—	1,540	27,594	29,134	838	10/31/08	1993
Austin	TX	400	21,021	14	—	400	21,035	21,435	810	06/25/08	1975
Bellaire	TX	1,238	11,010	162	—	1,238	11,172	12,410	4,363	05/16/94	1991
Boerne	TX	220	4,926	83	—	220	5,009	5,229	235	02/07/08	1990
Dallas	TX	4,709	27,768	4,177	—	4,709	31,945	36,654	6,896	01/11/02	1990
El Paso	TX	2,301	13,567	1,135	—	2,301	14,702	17,003	3,322	01/11/02	1987

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Fredericksburg	TX	280	4,866	82	—	280	4,948	5,228	233	02/07/08	1999
Houston(4)	TX	5,537	32,647	5,623	—	5,537	38,270	43,807	8,152	01/11/02	1989
Irving	TX	2,830	15,082	10	—	2,830	15,092	17,922	581	06/25/08	1995
Kerrville	TX	250	5,300	—	—	250	5,300	5,550	17	11/17/09	2001
San Antonio	TX	1,200	6,500	—	—	1,200	6,500	7,700	20	11/17/09	2003
San Antonio	TX	1,100	13,900	—	—	1,100	13,900	15,000	43	11/17/09	2003
San Antonio(4)	TX	4,283	25,256	3,307	—	4,283	28,563	32,846	6,171	01/11/02	1989
Woodlands(4)	TX	3,694	21,782	3,503	—	3,694	25,285	28,979	5,582	01/11/02	1988
Arlington	VA	1,885	16,734	270	—	1,885	17,004	18,889	6,571	07/25/94	1992
Charlottesville	VA	641	7,633	740	—	641	8,373	9,014	10,433	06/17/94	1991
Charlottesville(4)	VA	2,976	26,422	431	—	2,976	26,853	29,829	1,155	11/19/04	1998
Chesapeake	VA	160	1,498	714	—	160	2,212	2,372	372	05/30/03	1987
Fairfax	VA	2,500	7,147	402	—	2,500	7,549	10,049	192	12/22/08	1990
Fredericksburg(4)	VA	287	8,480	534	—	287	9,014	9,301	1,899	10/25/02	1998
Midlothian(4)	VA	1,103	13,126	1,048	—	1,103	14,174	15,277	1,878	11/19/04	1996
Newport News(4)	VA	581	6,921	324	—	581	7,245	7,826	999	11/19/04	1998
Norfolk	VA	1,780	8,354	2	—	1,780	8,356	10,136	121	05/20/09	1981
Norfolk	VA	1,530	9,531	84	—	1,530	9,615	11,145	248	12/22/08	1999
Poquoson	VA	220	2,041	643	—	220	2,684	2,904	449	05/30/03	1987
Richmond	VA	134	3,191	522	—	134	3,713	3,847	758	10/25/02	1998
Richmond	VA	732	8,717	248	—	732	8,965	9,697	1,263	11/19/04	1999
Virginia Beach	VA	893	7,926	129	—	893	8,055	8,948	3,146	05/16/94	1990
Williamsburg	VA	270	2,468	870	—	270	3,338	3,608	537	05/30/03	1987
Seattle	WA	256	4,869	67	—	256	4,936	5,192	2,295	11/01/93	1964
Brookfield	WI	832	3,849	2,891	—	832	6,740	7,572	2,412	12/28/90	1964

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

		Initial Cost to Company				Cost amount at December 31, 2009
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	(1) Total	(2) Accumulated Depreciation	(3) Date Acquired	Original Construction Date
Clintonville	WI	30	1,625	352	—	30	1,977	2,007	959	12/28/90	1965
Clintonville	WI	14	1,695	632	—	14	2,327	2,341	1,019	12/28/90	1960
Glendale	WI	1,500	33,747	—	—	1,500	33,747	35,247	211	09/30/09	1963
Glendale	WI	250	3,797	—	—	250	3,797	4,047	24	09/30/09	1964
Grafton	WI	500	10,058	—	—	500	10,058	10,558	63	09/30/09	2009
Kenosha	WI	750	7,669	34	—	750	7,703	8,453	378	01/01/08	2000
Madison	WI	700	7,461	27	—	700	7,488	8,188	367	01/01/08	2000
Madison	WI	144	1,633	1,635	(751)	144	2,517	2,661	1,089	12/28/90	1920
Mequon(4)	WI	800	8,388	92	—	800	8,480	9,280	415	01/01/08	1999
Oak Creek	WI	650	18,396	133	—	650	18,529	19,179	910	01/01/08	2001
Pewaukee	WI	3,900	41,140	—	—	3,900	41,140	45,040	257	09/30/09	1994
Pewaukee	WI	984	2,432	976	—	984	3,408	4,392	1,426	09/10/98	1963
Racine	WI	1,150	22,436	—	—	1,150	22,436	23,586	140	09/30/09	1986
Sheboygan	WI	300	975	—	—	300	975	1,275	6	09/30/09	1987
Sheboygan	WI	1,400	35,168	—	—	1,400	35,168	36,568	220	09/30/09	1986
Sheboygan	WI	120	4,014	—	—	120	4,014	4,134	25	09/30/09	1987
Waukesha	WI	68	3,452	2,703	—	68	6,155	6,223	2,753	12/28/90	1958
Wauwatosa	WI	2,300	6,245	—	—	2,300	6,245	8,545	39	09/30/09	1964
West Allis	WI	1,600	20,377	239	—	1,600	20,616	22,216	1,016	01/01/08	2001
Laramie	WY	191	3,632	740	—	191	4,372	4,563	1,945	12/30/93	1964
Worland	WY	132	2,507	946	—	132	3,453	3,585	1,511	12/30/93	1970

		$365,576	$2,691,719	$289,270	$(28,582)	$365,576	$2,952,407	$3,317,983	$454,317

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2009
(Dollars in thousands)

(1)
Aggregate cost for federal income tax purposes is approximately $3.3 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
For assets transferred to us upon our spin off from HRPT Properties Trust, or HRP, indicates the dates acquired by HRP, our predecessor.

(4)
These properties are collateral for our $630.4 million of mortgage notes.

(5)
These properties are subject to our $14.9 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

        Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2006	$1,814,358	$276,507
Additions	127,389	47,384
Impairment	(1,400)	—

Balance at December 31, 2007	1,940,347	323,891
Additions	898,730	59,820
Disposals	(23,442)	(2,372)
Impairment	(8,379)	—

Balance at December 31, 2008	2,807,256	381,339
Additions	533,124	74,712
Disposals	(6,867)	(1,734)
Impairment	(15,530)	—

Balance at December 31, 2009	$3,317,983	$454,317

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ DAVID J. HEGARTY
David J. Hegarty President and Chief Operating Officer
Dated: February 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. HEGARTY David J. Hegarty	President and Chief Operating Officer	February 19, 2010
/s/ RICHARD A. DOYLE Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 19, 2010
/s/ JOHN L. HARRINGTON John L. Harrington	Trustee	February 19, 2010
/s/ ADAM D. PORTNOY Adam D. Portnoy	Trustee	February 19, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Trustee	February 19, 2010
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Trustee	February 19, 2010
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Trustee	February 19, 2010