Form 10-Q
period 2010-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2010-05-05
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of registrant’s common shares outstanding as of May 5, 2010: 127,402,807.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2010

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$365,576	$365,576
Buildings and improvements	2,958,769	2,952,407
	3,324,345	3,317,983
Less accumulated depreciation	475,451	454,317
	2,848,894	2,863,666

Cash and cash equivalents	5,486	10,494
Restricted cash	4,643	4,222
Deferred financing fees, net	14,942	14,882
Acquired real estate leases, net	41,032	42,769
Other assets	51,025	51,893
Total assets	$2,966,022	$2,987,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$58,000	$60,000
Senior unsecured notes due 2012 and 2015, net of discount	322,196	322,160
Secured debt and capital leases	657,862	660,059
Accrued interest	10,836	13,693
Acquired real estate lease obligations, net	9,318	9,687
Other liabilities	22,493	21,677
Total liabilities	1,080,705	1,087,276

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 127,402,807 and 127,377,665 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,274	1,273
Additional paid in capital	2,227,061	2,226,474
Cumulative net income	670,017	640,033
Cumulative distributions	(1,014,967)	(969,111)
Unrealized gain on investments	1,932	1,981
Total shareholders’ equity	1,885,317	1,900,650
Total liabilities and shareholders’ equity	$2,966,022	$2,987,926

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Rental income	$80,447	$68,377

Expenses:
Depreciation	22,289	18,389
General and administrative	5,501	4,751
Property operating expenses	4,375	2,955
Acquisition costs	35	112
Total expenses	32,200	26,207

Operating income	48,247	42,170

Interest and other income	257	208
Interest expense	(18,414)	(10,776)
Equity in losses of an investee	(28)	—
Income before income tax expense	30,062	31,602
Income tax expense	(78)	(69)
Net income	$29,984	$31,533

Weighted average shares outstanding	127,380	117,853

Earnings per share:
Net income	$0.24	$0.27

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$29,984	$31,533
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,289	18,389
Amortization of deferred financing fees and debt discounts	558	540
Amortization of acquired real estate leases	275	160
Equity in losses of equity investment	28	—
Change in assets and liabilities:
Restricted cash	(421)	(433)
Other assets	747	2,274
Accrued interest	(2,857)	(2,941)
Other liabilities	1,406	3,119
Cash provided by operating activities	52,009	52,641

Cash flows from investing activities:
Acquisitions	(6,362)	(32,252)
Investment in Affiliates Insurance Company	(20)	—
Cash used for investing activities	(6,382)	(32,252)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	96,767
Proceeds from borrowings on revolving credit facility	30,000	32,000
Repayments of borrowings on revolving credit facility	(32,000)	(108,000)
Repayment of other debt	(2,196)	(751)
Deferred financing fees	(583)	(739)
Distributions to shareholders	(45,856)	(40,090)
Cash used for financing activities	(50,635)	(20,813)

Decrease in cash and cash equivalents	(5,008)	(424)
Cash and cash equivalents at beginning of period	10,494	5,990
Cash and cash equivalents at end of period	$5,486	$5,566

Supplemental cash flow information:
Interest paid	$21,271	$13,717

Non-cash financing activities:
Issuance of common shares	590	28

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to separately state on our condensed consolidated statements of income our equity in losses of an investee and income tax expense that were previously included in general and administrative expenses.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

In February, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates does not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2010, we owned 298 properties located in 35 states and Washington, D.C.

During the three months ended March 31, 2010, pursuant to the terms of our existing leases with Five Star Quality Care, Inc., or Five Star, we purchased $6,180 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $495.

As of March 31, 2010, two of our properties are classified as held for sale.  These two properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $2,612 at March 31, 2010.  These properties are currently leased to Five Star.

In April 2010, we acquired a medical office building located in Colorado with 14,695 rentable square feet

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

for approximately $4,450, excluding closing costs.  We funded this acquisition using cash on hand and by assuming a mortgage loan totaling $2,458 with an interest rate of 6.73% per annum.

In April 2010, we entered into a purchase and sale agreement to acquire a medical office building located in Texas with approximately 55,800 rentable square feet for approximately $12,175, excluding closing costs.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if necessary.  The purchase of this property is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

Note 4.  Unrealized Gain on Investments

On March 31, 2010, we owned 1,000,000 common shares of HRPT Properties Trust, or HRP, and 3,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the quoted market prices of our HRP and Five Star shares on March 31, 2010 ($7.78 and $3.05 per share, respectively) and our weighted costs on the dates we acquired these shares ($6.50 and $2.85 per share, respectively).

Note 5.  Indebtedness

We have an unsecured revolving credit facility that matures on December 31, 2010.  Our revolving credit facility permits borrowings up to $550,000.  The interest payable for amounts drawn under the facility is LIBOR plus a premium.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under this revolving credit facility was 1.0% and 1.3% at March 31, 2010 and 2009, respectively.  In addition to interest, we pay certain fees to maintain this credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of March 31, 2010 and 2009, we had $58,000 and $181,000 outstanding under this credit facility, respectively, and $492,000 and $369,000 available under this credit facility, respectively.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee.  Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.

In April 2010, we sold $200,000 of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.  Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $195,000.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used a portion of the net proceeds of this offering to repay $58,000 in borrowings under our revolving credit facility and we intend to use the remaining net proceeds of this offering to fund the redemption of our $97,500 outstanding 7.875% senior notes due 2015 and for general business purposes, including pending and possible future acquisitions.  In April 2010, we called all of the outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.  As a result of this redemption, we expect to record losses on early extinguishment of debt of approximately $2,300 consisting of the debt prepayment premium and the write-off of unamortized deferred financing fees.

Note 6.  Shareholders’ Equity

On February 16, 2010, we paid a $0.36 per share, or $45,856, distribution to our common shareholders for the quarter ended December 31, 2009.  On April 1, 2010, we declared a distribution of $0.36 per share, or $45,865, to be paid to common shareholders of record on April 15, 2010, with respect to our results for the quarter ended March 31, 2010. We expect to pay this distribution on or about May 14, 2010.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 25, 2010 we issued 25,142 common shares in payment of an incentive fee of approximately $557 for services rendered by RMR during 2009. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income	$29,984	$31,533
Other comprehensive income:
Change in net unrealized gain (loss) on investments	(49)	(197)
Comprehensive income	$29,935	$31,336

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at March 31, 2010 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$2,612	$—	$2,612	$—
Investments in available for sale securities (2)	17,647	17,647	—	—
Senior notes (3)	332,775	—	332,775	—

(1) Assets held for sale consist of two of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties.  We have recorded cumulative impairments of approximately $8,338 to these properties in order to reduce their carrying value to fair value, or $2,612 at March 31, 2010.

(2) Our investments in available for sale securities include our 1,000,000 common shares of HRP and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at March 31, 2010 in active markets (level 1 inputs).

(3) We estimate the fair values of our senior notes by using an average of their bid and ask prices (level 2 inputs). As of March 31, 2010, the carrying value of our senior notes was $322,196.

In addition to the assets and liabilities described in the above table, our additional financial instruments  include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at March 31, 2010 based upon their liquidity, short term maturity and / or variable rate pricing.

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

	For the Three Months Ended March 31, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$57,018	$19,559	$3,870	$80,447

Expenses:
Depreciation expense	16,461	4,906	922	22,289
General and administrative	—	—	5,501	5,501
Property operating expenses	—	4,375	—	4,375
Acquisition costs	—	35	—	35
Total expenses	16,461	9,316	6,423	32,200

Operating income (loss)	40,557	10,243	(2,553)	48,247

Interest and other income	—	—	257	257
Interest expense	(10,243)	(169)	(8,002)	(18,414)
Equity in losses of an investee	—	—	(28)	(28)
Income (loss) before income tax expense	30,314	10,074	(10,326)	30,062
Income tax expense	—	—	(78)	(78)
Net income (loss)	$30,314	$10,074	$(10,404)	$29,984

Total assets	$1,959,151	$733,703	$273,168	$2,966,022

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,037	$10,446	$3,894	$68,377

Expenses:
Depreciation expense	14,873	2,594	922	18,389
General and administrative	—	—	4,751	4,751
Property operating expenses	—	2,955	—	2,955
Acquisition costs	—	112	—	112
Total expenses	14,873	5,661	5,673	26,207

Operating income (loss)	39,164	4,785	(1,779)	42,170

Interest and other income	—	—	208	208
Interest expense	(2,030)	(184)	(8,562)	(10,776)
Income (loss) before income tax expense	37,134	4,601	(10,133)	31,602
Income tax expense	—	—	(69)	(69)
Net income (loss)	$37,134	$4,601	$(10,202)	$31,533

Total assets	$1,885,213	$392,770	$230,559	$2,508,542

Note 9. Significant Tenant

Five Star is the lessee of 57% of our annualized rents as of March 31, 2010.  The following tables present summary financial information for Five Star for the three months ended March 31, 2010 and 2009, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Total revenues	$310,331	$293,846
Operating income	4,937	3,450
Income from continuing operations	4,306	25,053
Net income	4,085	25,372

Cash Flows
Cash provided by operating activities	15,459	21,791
Net cash (used in) provided by discontinued operations	(221)	1,442
Cash used in investing activities	(5,142)	(6,170)
Cash used in financing activities	(2,831)	(4,775)
Change in cash and cash equivalents	7,265	12,288
Cash and cash equivalents at beginning of period	11,299	16,138
Cash and cash equivalents at end of period	18,564	28,426

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	As of March 31,
Financial Position	2010	2009
Current assets	$182,574	$116,305
Non-current assets	230,412	298,535
Total indebtedness	98,458	129,679
Current liabilities	175,315	135,797
Non-current liabilities	93,216	167,272
Total shareholders’ equity	144,455	111,771

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in Five Star’s Quarterly Report is not incorporated by reference into these financial statements.

Five Star is our former subsidiary and both we and Five Star have management contracts with RMR.  For information about our dealings with Five Star and RMR and about the risks which may arise as a result of these related person transactions, please see our Annual Report, especially the section titled “Risk Factors”.

Note 10.  Related Person Transactions

In connection with our property management agreement with RMR, we recognized expenses of $549 and $294 for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in property operating expenses in our condensed consolidated financial statements.  In connection with our business management agreement with RMR, we recognized expense of $4,218 and $3,729 for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our consolidated financial statements.

As of March 31, 2010, we have invested $5,154 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of Affiliates Insurance.  At March 31, 2010, we owned approximately 14.29% of Affiliates Insurance.  We expect to procure some of our insurance from Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance.  This investment is carried on our balance sheet in other assets and had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  During the first quarter of 2010, we recognized a loss of $28 related to this investment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per unit/square foot):

(As of March 31, 2010)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value (1)	% of Investment	Annualized Current Rent (2)	% of Annualized Current Rent

Facility Type
Independent living communities (3)	43	11,524		$1,124,891	33.9%	$111,618	33.8%
Assisted living facilities (3)	131	9,342		1,029,649	31.0%	94,424	28.6%
Skilled nursing facilities (3)	56	5,707		226,911	6.8%	20,353	6.2%
Rehabilitation hospitals	2	364		64,130	1.9%	9,884	3.0%
Wellness centers	10	812,000	sq. ft.	180,017	5.4%	17,069	5.2%
MOBs	56	2,867,862	sq. ft.	698,747	21.0%	76,347	23.2%
Total	298			$3,324,345	100.0%	$329,695	100.0%

Tenant / Operator
Five Star (Lease No. 1)	89	6,468		$630,767	19.0%	$53,895	16.3%
Five Star (Lease No. 2)	49	6,031		505,687	15.2%	49,579	15.0%
Five Star (Lease No. 3)	28	5,618		621,643	18.7%	61,991	18.8%
Five Star (Lease No. 4)	26	2,720		252,103	7.6%	23,026	7.0%
Sunrise / Marriott (4)	14	4,091		325,165	9.8%	32,507	9.9%
Brookdale	18	894		61,122	1.8%	8,349	2.5%
6 private companies (combined)	8	1,115		49,094	1.5%	6,932	2.1%
Wellness centers	10	812,000	sq. ft.	180,017	5.4%	17,069	5.2%
Multi-tenant MOBs	56	2,867,862	sq. ft.	698,747	21.0%	76,347	23.2%
Total	298			$3,324,345	100.0%	$329,695	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Operating Statistics (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot (6)
	2009	2008	2009	2008	2010	2009
Five Star (Lease No. 1)	1.28x	1.21x	86%	88%	$8,333	$7,691
Five Star (Lease No. 2) (7)	1.30x	1.33x	82%	84%	$7,005	$6,922
Five Star (Lease No. 3)	1.51x	1.58x	89%	92%	$11,034	$10,716
Five Star (Lease No. 4)	1.05x	1.29x	85%	88%	$8,465	$8,548
Sunrise / Marriott (4)	1.39x	1.47x	89%	91%	$7,946	$8,199
Brookdale	2.11x	2.11x	91%	93%	$9,339	$8,949
6 private companies (combined)	1.94x	1.96x	84%	84%	$6,217	$6,133
Wellness centers (8)	2.27x	2.34x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	96%	99%	$27	$25

	Short and Long Term Residential Care Facilities Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2009	2008	2009	2008	2009	2008

Five Star (Lease No. 1)	61%	58%	14%	15%	25%	27%
Five Star (Lease No. 2)	52%	52%	32%	32%	16%	16%
Five Star (Lease No. 3)	87%	88%	12%	12%	1%	—
Five Star (Lease No. 4)	67%	69%	14%	13%	19%	18%
Sunrise / Marriott (4)	71%	66%	25%	30%	4%	4%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	23%	26%	24%	23%	53%	51%

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Annualized rent is as of March 31, 2010.
(3)	Properties are categorized by the type of living units / beds which constitute a majority of the living units / beds at the property.
(4)	Marriott International, Inc., or Marriott, guarantees this lease.
(5)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2009 and 2008, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(6)	Represents annualized rent by lease divided by the number of living units, beds or square feet leased at March 31, 2010 and 2009.
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

(9)

Our medical office, clinic and biotech laboratory buildings, or MOBs, leases include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called “full-service” leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(10)	Private pay excludes revenues from the Medicare and Medicaid programs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding our lease expirations as of March 31, 2010 (dollars in thousands):

	Annualized Rent				Percent of Total	Cumulative Percentage of Annualized
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Annualized Current Rent Expiring	Current Rent Expiring

2010	$1,373	$1,833	$—	$3,206	1.0%	1.0%
2011	—	2,146	—	2,146	0.7%	1.7%
2012	—	5,999	—	5,999	1.8%	3.5%
2013	32,507	3,691	—	36,198	11.0%	14.5%
2014	—	3,114	—	3,114	0.9%	15.4%
2015	2,065	6,081	—	8,146	2.5%	17.9%
2016	2,895	6,604	—	9,499	2.9%	20.8%
2017	31,375	1,715	—	33,090	10.0%	30.8%
2018	—	1,898	—	1,898	0.6%	31.4%
2019 and after	166,064	43,266	17,069	226,399	68.6%	100.0%
Total	$236,279	$76,347	$17,069	$329,695	100.0%

Average remaining lease term for all properties (weighted by rent):  12.5 years

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Percentage of Number of Tenants Expiring

2010	1	23	—	24	11.0%	11.0%
2011	—	24	—	24	11.0%	22.0%
2012	—	38	—	38	17.4%	39.4%
2013	1	20	—	21	9.6%	49.0%
2014	—	25	—	25	11.4%	60.4%
2015	2	23	—	25	11.4%	71.8%
2016	2	17	—	19	8.7%	80.5%
2017	2	14	—	16	7.3%	87.8%
2018	—	6	—	6	2.7%	90.5%
2019 and after	4	15	2	21	9.5%	100.0%
Total	12	205	2	219	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units or Beds or Square Feet with Leases Expiring

Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds Expiring	Cumulative Percentage of Total Living Units or Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2010	140	0.5%	0.5%	47,897	—	47,897	1.3%	1.3%
2011	—	0.0%	0.5%	65,702	—	65,702	1.8%	3.1%
2012	—	0.0%	0.5%	288,084	—	288,084	8.0%	11.1%
2013	4,091	15.2%	15.7%	143,974	—	143,974	4.0%	15.1%
2014	—	0.0%	15.7%	105,884	—	105,884	3.0%	18.1%
2015	283	1.1%	16.8%	261,693	—	261,693	7.3%	25.4%
2016	517	1.9%	18.7%	319,831	—	319,831	8.9%	34.3%
2017	3,614	13.4%	32.1%	47,866	—	47,866	1.3%	35.6%
2018	—	0.0%	32.1%	55,775	—	55,775	1.6%	37.2%
2019 and after	18,292	67.9%	100.0%	1,437,823	812,000	2,249,823	62.8%	100.0%
Total	26,937	100.0%		2,774,529	812,000	3,586,529	100.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009:

	2010	2009	Change	% Change
	(dollars in thousands, except per share amounts)
Rental income	$80,447	$68,377	$12,070	17.7%

Expenses:
Depreciation	22,289	18,389	3,900	21.2%
General and administrative	5,501	4,751	750	15.8%
Property operating expenses	4,375	2,955	1,420	48.1%
Acquisition costs	35	112	(77)	(68.8)%
Total expenses	32,200	26,207	5,993	22.9%

Operating income	48,247	42,170	6,077	14.4%

Interest and other income	257	208	49	23.6%
Interest expense	(18,414)	(10,776)	(7,638)	(70.9)%
Equity in losses of an investee	(28)	—	(28)	—
Income before income tax expense	30,062	31,602	(1,540)	(4.9)%
Income tax expense	(78)	(69)	9	13.0%
Net income	$29,984	$31,533	$(1,549)	(4.9)%

Weighted average shares outstanding	127,380	117,853	9,527	8.1%

Net income per share	$0.24	$0.27	$(0.03)	(11.1)%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income increased because of rents earned from our property acquisitions since January 1, 2009, including $19.6 million of rental income for the three months ended March 31, 2010 due to our acquisitions of MOBs since June 2008.  The increase in rental income is partially offset by a reduction in rental income resulting from the sale of four properties in 2009.

Total expenses.  Depreciation expense for the period increased because of our property acquisitions since January 1, 2009.  General and administrative expenses also increased in the first quarter of 2010 principally due to our acquisitions since January 1, 2009.  The increase in property operating expenses for the quarter ended March 31, 2010 is the result of our acquisition of MOBs since January 1, 2009 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to Reit Management & Research LLC, or RMR.

Interest expense.  Interest expense increased because of interest payments on our $512.9 million Federal National Mortgage Association, or FNMA, mortgage financing entered in August 2009 with a weighted average interest rate of 6.59% at the time of issuance, the amortization of $13.3 million of deferred financing fees incurred in connection with this mortgage financing, offset by lesser amounts outstanding under our revolving credit facility at lower interest rates.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $59.2 million and 1.0%, and $216.2 million and 1.3%, for the three months ended March 31, 2010 and 2009, respectively.

Net income.  Net income decreased because of the changes in revenues and expenses described above. Net income per share decreased due to the effect of an increase in our weighted average number of shares outstanding resulting from our issuances of common shares in February and September 2009 offset by the net changes in revenues and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rent rates at, our MOB properties;

•                  control operating cost increases at our MOB properties; and

•                  purchase additional properties of any type which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential facility tenants monthly, quarterly or annually. During the three months ended March 31, 2010, we generated $52.0 million of cash from operations and at March 31, 2010, we had $5.5 million of cash and cash equivalents.

Our Investment and Financing Liquidity and Resources

At March 31, 2010, we had $5.5 million of cash and cash equivalents and $492.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders.  This revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  This facility matures in December 2010.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon our payment of a fee.  We continue to monitor market conditions for comparable revolving credit facilities and other financing alternatives.  At March 31, 2010, the weighted average interest rate payable on our revolving credit facility was 1.03%.  As of March 31, 2010, we had $58.0 million outstanding under this credit facility and as of May 5, 2010, we had zero amounts outstanding under this credit facility.

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

During the three months ended March 31, 2010, we purchased $6.2 million of improvements made to our properties that are leased to Five Star Quality Care, Inc., or Five Star.  We used cash on hand to fund these purchases.  As a result of these purchases, the annual rent payable to us by Five Star increased by approximately $495,000.

In April 2010, we acquired a medical office building located in Colorado with 14,695 rentable square feet for approximately $4.5 million, excluding closing costs.  We funded this acquisition using cash on hand and by assuming a mortgage loan totaling $2.5 million with an interest rate of 6.73% per annum.

In April 2010, we entered into a purchase and sale agreement to acquire a medical office building located in Texas with approximately 55,800 rentable square feet for approximately $12.2 million, excluding closing costs.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if necessary.  The purchase of this property is contingent upon completion of our diligence and other customary closing conditions; accordingly we can provide no assurance that we will purchase this property.

In April 2010, we sold $200.0 million of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.  Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $195.0 million.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used a portion of the net proceeds of this offering to repay $58.0 million in borrowings under our revolving credit facility and we intend to use the remaining net proceeds of this offering to fund the redemption of our $97.5 million outstanding 7.875% senior notes due 2015 and for general business purposes, including pending and possible future acquisitions.   In April 2010, we called all of the outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future financings will be

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

reasonable.  Also, the current market conditions have led to increased credit spreads which, if they continue, may result in increased interest costs when we renew our revolving credit facility.  These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

On April 1, 2010, we declared a quarterly distribution of $0.36 per common share, or $45.9 million, to our common shareholders for the quarter ended March 31, 2010.  This distribution will be paid to shareholders on or about May 14, 2010, using cash on hand and borrowings under our revolving credit facility.

As of May 5, 2010, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships, other than interest rate caps in connection with our FNMA mortgage loan. We have no off balance sheet arrangements.

Debt Covenants

Our principal debt obligations at March 31, 2010, were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $322.5 million and $643.0 million of mortgages secured by 61 of our properties.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2010, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts.  Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.  Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

Five Star is our largest tenant and it is our former subsidiary.  We beneficially own more than 9% of Five Star’s common shares.  RMR provides management services to both us and Five Star.  Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  As of March 31, 2010, we leased 190 senior living communities and two rehabilitation hospitals to Five Star.  During the three months ended March 31, 2010, we purchased $6.2 million of improvements made to our properties that are leased to Five Star.  We used cash on hand to fund this purchase.  As a result of this purchase, the annual rent payable to us by Five Star increased by approximately $495,000.  Five Star’s total minimum annual rent payable to us under those leases as of March 31, 2010 was $184.9 million, excluding percentage rent based on increases in gross revenues at certain properties.  Additional information regarding our leases with Five Star appears in Item 1 of our Annual Report under the captions “Business — Tenants” and “Business — Lease Terms”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RMR continues to provide both business and property management services to us under a business management agreement and a property management agreement, each as amended in January, 2010.  Under the terms of our business management agreement with RMR, on March 25, 2010, we issued 25,142 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2009.  During the three months ended March 31, 2010, we invested an additional $20,182 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.

For more information about our related person transactions, including our dealings with Five Star, Affiliates Insurance, RMR, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 13, 2010.

Impact of Government Reimbursement

Approximately 87% of our current annual rents at our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources. The remaining 13% of our rents at our senior living properties come from properties where the revenues are heavily dependent upon Medicare and Medicaid programs. The operations of these senior living properties currently produce sufficient cash flow to support our rent. However, as discussed in Item 1 of our Annual Report under the caption, “Business — Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues.

The Patient Protection and Affordable Care Act, or PPACA, enacted in March, 2010, contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.  It is unclear how or if these somewhat contradictory goals can be achieved.  Under PPACA, beginning in fiscal year 2012, the Medicare skilled nursing facility, or SNF, and inpatient rehabilitation facility, or IRF, market basket adjustments for inflation will be reduced by a productivity adjustment that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduces the Medicare IRF market basket adjustment for inflation by 0.25% for fiscal year 2010, effective for discharges between April 1, 2010 and September 30, 2010.  Future IRF Medicare market basket adjustments will also be reduced, by 0.25% for fiscal year 2011, by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019.  PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity and fraud and abuse control initiatives.

We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants’ increasing costs or other circumstances that could have a material adverse effect on our tenants’ abilities to pay rent to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2009. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At March 31, 2010, our outstanding fixed rate debt included the following (dollars in thousands):

Debt (1)	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes (2)	97,500	7.875%	7,678	2015	Semi-Annually
Mortgages (3)	306,195	6.71%	20,546	2019	Monthly
Mortgages	49,186	6.54%	3,217	2017	Monthly
Mortgages	32,646	6.97%	2,275	2012	Monthly
Mortgage	14,686	6.91%	1,015	2013	Monthly
Mortgages	11,385	6.11%	696	2013	Monthly
Mortgage	4,364	6.50%	284	2013	Monthly
Mortgage	3,903	7.31%	285	2022	Monthly
Mortgage	1,909	7.85%	150	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$761,474		$56,416

(1)          Excludes $200.0 million principal balance of our 6.75% senior notes due 2020 issued by us on April 9, 2010.

(2)          In April 2010, we called all of these notes for redemption on May 17, 2010, utilizing a portion of the net proceeds from our issuance of the 6.75% senior notes due 2020 described in Note 1 above.

(3)          Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $5.6 million.

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $24.5 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

We are generally allowed to make prepayments of our unsecured senior notes, in whole or in part, at par plus a premium, as defined. For example, in April 2010, we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.  Our mortgages generally contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the mortgage holder. Also, as we have previously done on occasion, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights and purchases may afford us the opportunity to mitigate the risks arising from changes in interest rates.

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010.  Subject to certain conditions, we can extend the maturity for one year upon payment of a fee.  At March 31, 2010, we had $58.0 million outstanding and $492.0 million available for borrowing under our revolving credit facility. At May 5, 2010, we had zero amounts outstanding and $550.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $58.0 million at March 31, 2010, was 1.03%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2010	1.03%	$58,000	$597
10% reduction	0.93%	58,000	539
10% increase	1.13%	58,000	655

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2010 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2010	1.03%	$550,000	$5,665
10% reduction	0.93%	550,000	5,115
10% increase	1.13%	550,000	6,215

On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate ($307.7 million) and a part is at a floating rate ($205.2 million) calculated as a spread above LIBOR.  A change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

loan.  For example, at March 31, 2010, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.37%.  If interest rates increase by 10% of current rates, the impact upon us would be to change the value of this obligation and change our interest expense as shown in the following table:

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2010	6.37%	$204,057	$12,998
10% reduction	6.35%	204,057	12,958
10% increase	6.40%	204,057	13,060

(1)                     Our variable rate at March 31, 2010 consists of the one month LIBOR rate of 0.25% at March 31, 2010 plus a premium that remains constant.  This table assumes a 10% interest rate change on the one month LIBOR rate.

Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan.  The net effect of this arrangement is that the maximum annual effective interest rate on the full amount of this loan we may be required to pay is 7.79%.

We also have the option to prepay our FNMA obligations in order to mitigate the risks of refinancing or for other reasons.  The fixed rate portion of this loan may be prepaid during the first 96 months of the loan term subject to our paying a standard make whole premium and thereafter for a declining fixed percent premium of the amount prepaid which is reduced to zero in the last six months of this ten year loan.  The floating rate portion may be prepaid after one year for a fixed premium percent of the amount prepaid which is also reduced to zero in the last six months of this ten year loan.  We may exercise these prepayment options to mitigate the risks inherent in this FNMA loan arising from changes in interest rates.

Item 4.  Controls and Procedures.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  OUR ABILITY TO RENEW OR REFINANCE OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 57% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

•                  FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR’S COST INCREASES,

•                  CHANGES IN REGULATIONS EFFECTING ITS OPERATIONS,

•                  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS.

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS,

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  OUR PARTICIPATION IN AFFILIATES INSURANCE INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AFFILIATES INSURANCE MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS.  TO THE EXTENT WE PURCHASE INSURANCE FROM AFFILIATES INSURANCE IN THE FUTURE AND AFFILIATES INSURANCE IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AFFILIATES INSURANCE MAY BE DELAYED OR MAY NOT OCCUR AND AFFILIATES INSURANCE MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT,

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO RENEW, REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  WE HAVE ENTERED INTO AN AGREEMENT TO PURCHASE ONE MEDICAL OFFICE BUILDING.  OUR OBLIGATION TO COMPLETE THIS CURRENTLY PENDING ACQUISITION IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE ACQUISITIONS.  AS A RESULT OF ANY FAILURE OF THESE CONDITIONS, WE MAY NOT ACQUIRE THIS PROPERTY, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS”.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF RECENTLY PASSED OR NEW LAWS AFFECTING OUR BUSINESS, NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

PART II.   Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

As further described in our Annual Report, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on March 25, 2010, we issued 25,142 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2009. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.      Exhibits.

4.1                                 Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2020, including Form thereof. (Filed herewith)

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
Dated: May 5, 2010

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 5, 2010