Form 10-Q
period 2010-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2010-08-02
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares outstanding as of August 2, 2010: 127,412,807.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2010

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$367,156	$365,576
Buildings and improvements	2,981,596	2,952,407
	3,348,752	3,317,983
Less accumulated depreciation	496,728	454,317
	2,852,024	2,863,666

Cash and cash equivalents	25,230	10,494
Restricted cash	4,930	4,222
Deferred financing fees, net	16,478	14,882
Acquired real estate leases, net	41,855	42,769
Other assets	52,710	51,893
Total assets	$2,993,227	$2,987,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$60,000
Senior unsecured notes due 2012, 2015 and 2020, net of discount	422,708	322,160
Secured debt and capital leases	658,285	660,059
Accrued interest	14,609	13,693
Acquired real estate lease obligations, net	9,621	9,687
Other liabilities	25,445	21,677
Total liabilities	1,130,668	1,087,276

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 127,412,807 and 127,377,665 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,274	1,273
Additional paid in capital	2,227,275	2,226,474
Cumulative net income	694,576	640,033
Cumulative distributions	(1,060,832)	(969,111)
Unrealized gain on investments	266	1,981
Total shareholders’ equity	1,862,559	1,900,650
Total liabilities and shareholders’ equity	$2,993,227	$2,987,926

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Rental income	$80,765	$69,399	$161,212	$137,776

Expenses:
Depreciation	22,345	18,635	44,634	37,024
General and administrative	5,413	5,056	10,914	9,807
Property operating expenses	4,144	3,219	8,519	6,174
Acquisition costs	404	1,282	439	1,394
Total expenses	32,306	28,192	64,506	54,399

Operating income	48,459	41,207	96,706	83,377

Interest and other income	243	186	500	394
Interest expense	(20,515)	(10,707)	(38,929)	(21,483)
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Impairment of assets	(1,095)	—	(1,095)	—
Equity in losses of an investee	(24)	(109)	(52)	(109)
Income before income tax expense	24,635	30,577	54,697	62,179
Income tax expense	(76)	(66)	(154)	(135)
Net income	$24,559	$30,511	$54,543	$62,044

Weighted average shares outstanding	127,408	120,455	127,394	119,161

Net income per share	$0.19	$0.25	$0.43	$0.52

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$54,543	$62,044
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	44,634	37,024
Amortization of deferred financing fees and debt discounts	1,199	1,079
Amortization of acquired real estate leases	532	408
Loss on early extinguishment of debt	2,433	—
Impairment of assets	1,095	—
Equity in losses of equity investment	52	109
Change in assets and liabilities:
Restricted cash	(708)	(245)
Other assets	(2,566)	(1,461)
Accrued interest	916	(255)
Other liabilities	4,572	9,217
Cash provided by operating activities	106,702	107,920

Cash flows from investing activities:
Acquisitions	(31,289)	(95,257)
Investment in Affiliates Insurance Company	(44)	(5,074)
Proceeds from sale of real estate	—	3,090
Cash used for investing activities	(31,333)	(97,241)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	96,717
Proceeds from issuance of unsecured senior notes, net	195,352	—
Proceeds from borrowings on revolving credit facility	33,000	119,000
Repayments of borrowings on revolving credit facility	(93,000)	(141,000)
Redemption of senior notes	(98,780)	—
Repayment of other debt	(4,232)	(1,485)
Deferred financing fees	(1,252)	(2,279)
Distributions to shareholders	(91,721)	(82,249)
Cash used for financing activities	(60,633)	(11,296)

Increase (decrease) in cash and cash equivalents	14,736	(617)
Cash and cash equivalents at beginning of period	10,494	5,990
Cash and cash equivalents at end of period	$25,230	$5,373

Supplemental cash flow information:
Interest paid	$38,013	$20,659

Non-cash investing activities:
Acquisitions funded by assumed debt	(2,458)	—

Non-cash financing activities:
Assumption of mortgage notes payable	2,458
Issuance of common shares	802	1,002

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to separately state on our condensed consolidated statements of income our (i) equity in losses of an investee and (ii) income tax expense, which were both previously included in general and administrative expenses.  These reclassifications had no effect on net income or shareholders’ equity.

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

Note 3.  Real Estate Properties

At June 30, 2010, we owned 300 properties located in 35 states and Washington, D.C.

In April 2010, we acquired a medical office building located in Colorado with 14,695 rentable square feet for approximately $4,450, excluding closing costs.  We recorded intangible lease assets of $775 and intangible lease liabilities of $168 for this acquisition.  We funded this acquisition using cash on hand and by assuming a mortgage loan for $2,458 at interest of 6.73% per annum.

In June 2010, we acquired a medical office building located in Texas with approximately 55,800 rentable square feet for approximately $12,175, excluding closing costs.  We recorded intangible lease assets of $1,783 and intangible lease liabilities of $506 for this acquisition.  We funded this acquisition using cash on hand.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

During the three and six months ended June 30, 2010, pursuant to the terms of our existing leases with Five Star Quality Care, Inc., or Five Star, we purchased $9,631 and $15,810, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $772 and $1,267, respectively.

As of June 30, 2010, six of our properties are classified as held for sale.  These six properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $3,242 at June 30, 2010.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three and six months ended June 30, 2010, we recorded impairment of assets charges of $1,095 to reduce the carrying value of five of our held for sale properties to their estimated sale prices less costs to sell.

Note 4.  Unrealized Gain on Investments

On June 30, 2010, we owned 1,000,000 common shares of CommonWealth REIT, or CWH, formerly known as HRPT Properties Trust, and 3,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the value at quoted market prices of our CWH and Five Star shares on June 30, 2010 ($6.21 and $3.02 per share, respectively) and our weighted average costs on the dates we acquired these shares ($6.50 and $2.85 per share, respectively).  Effective July 1, 2010, CWH implemented a common share combination by which the number of its common shares outstanding was reduced by three quarters: every four existing common shares owned were combined into one common share.  As a result of this common share combination, we now own 250,000 common shares of CWH at a weighted average cost basis of $26.00 per share.

Note 5.  Indebtedness

Our principal debt obligations at June 30, 2010 were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $422,708 and $643,539 of mortgages secured by 62 of our properties.  These 62 collateralized properties had a carrying value of $740,379 at June 30, 2010.  We also have two properties recorded under capital leases totaling $14,746 at June 30, 2010.  These two properties had a carrying value of $19,049 at June 30, 2010.

We have an unsecured revolving credit facility that matures on December 31, 2010.  Our revolving credit facility permits borrowings up to $550,000.  The interest payable for amounts drawn under the facility is LIBOR plus a premium.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under this revolving credit facility was 1.0% and 1.3% at June 30, 2010 and 2009, respectively.  In addition to interest, we pay certain fees to maintain this credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of June 30, 2010 and 2009, we had zero amounts and $235,000 outstanding under this credit facility, respectively, and $550,000 and $315,000 available under this credit facility, respectively.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon payment of a fee.  Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In April 2010, we sold $200,000 of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.  Net proceeds from the sale of the notes, after underwriting discounts and before other expenses, were approximately $195,352.  We incurred approximately $400 of additional third party costs that are deferred over the term of the debt.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used a portion of the net proceeds of this offering to repay $58,000 in borrowings under our revolving credit facility, to fund the redemption of all $97,500 of our outstanding 7.875% senior notes due 2015 and for general business purposes, including funding the acquisitions described in Note 3 above.

As described above, in April 2010, we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.  As a result of this redemption, we recorded a loss on early extinguishment of debt of $2,433 consisting of the debt prepayment premium of approximately $1,280 and the write off of unamortized deferred financing fees and debt discount of approximately $1,153.

Note 6.  Shareholders’ Equity

On May 13, 2010, we paid a $0.36 per share, or $45,865, distribution to our common shareholders for the quarter ended March 31, 2010.  On July 2, 2010, we declared a distribution of $0.36 per share, or $45,869, to be paid to common shareholders of record on July 15, 2010, with respect to our results for the quarter ended June 30, 2010. We expect to pay this distribution on or about August 13, 2010.  On August 14, 2009, we paid a $0.36 per share, or $43,400, distribution to our common shareholders for the quarter ended June 30, 2009.

On May 12, 2010, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $22.22 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

Note 7.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$24,559	$30,511	$54,543	$62,044
Other comprehensive income:
Change in net unrealized gain on investments	(1,667)	900	(1,715)	704
Comprehensive income	$22,892	$31,411	$52,828	$62,748

Note 8.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2010 categorized by the level of inputs used in the valuation of each asset or liability.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$3,242	$—	$3,242	$—
Investments in available for sale securities (2)	15,980	15,980	—	—
Senior notes (3)	431,375	—	431,375	—

(1) Assets held for sale consist of six of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties.  We have recorded cumulative impairments of approximately $10,532 to these properties in order to reduce their carrying value to fair value, or $3,242 at June 30, 2010.

(2) Our investments in available for sale securities include our 1,000,000 common shares of CWH and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at June 30, 2010 in active markets (level 1 inputs).

(3) We estimate the fair values of our senior notes by using an average of their bid and ask prices (level 2 inputs). As of June 30, 2010, the carrying value of our senior notes was $422,708.

In addition to the assets and liabilities described in the above table, our financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at June 30, 2010 based upon their liquidity, short term maturity and / or variable rate pricing.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$57,147	$19,683	$3,935	$80,765

Expenses:
Depreciation expense	16,552	4,871	922	22,345
General and administrative	—	—	5,413	5,413
Property operating expenses	—	4,144	—	4,144
Acquisition costs	20	384	—	404
Total expenses	16,572	9,399	6,335	32,306

Operating income (loss)	40,575	10,284	(2,400)	48,459

Interest and other income	—	—	243	243
Interest expense	(10,485)	(232)	(9,798)	(20,515)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Impairment of assets	(1,095)	—	—	(1,095)
Equity in losses of an investee	—	—	(24)	(24)
Income (loss) before income tax expense	28,995	10,052	(14,412)	24,635
Income tax expense	—	—	(76)	(76)
Net income (loss)	$28,995	$10,052	$(14,488)	$24,559

Total assets	$1,948,645	$749,587	$294,995	$2,993,227

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,484	$11,004	$3,911	$69,399

Expenses:
Depreciation expense	14,983	2,730	922	18,635
General and administrative	—	—	5,056	5,056
Property operating expenses	—	3,219	—	3,219
Acquisition costs	—	1,282	—	1,282
Total expenses	14,983	7,231	5,978	28,192

Operating income (loss)	39,501	3,773	(2,067)	41,207

Interest and other income	—	—	186	186
Interest expense	(2,039)	(190)	(8,478)	(10,707)
Equity in losses of an investee	—	—	(109)	(109)
Income (loss) before income tax expense	37,462	3,583	(10,468)	30,577
Income tax expense	—	—	(66)	(66)
Net income (loss)	$37,462	$3,583	$(10,534)	$30,511

Total assets	$1,881,050	$439,545	$239,603	$2,560,198

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$114,164	$39,243	$7,805	$161,212

Expenses:
Depreciation expense	33,013	9,776	1,845	44,634
General and administrative	—	—	10,914	10,914
Property operating expenses	—	8,519	—	8,519
Acquisition costs	20	419	—	439
Total expenses	33,033	18,714	12,759	64,506

Operating income (loss)	81,131	20,529	(4,954)	96,706

Interest and other income	—	—	500	500
Interest expense	(20,730)	(402)	(17,797)	(38,929)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Impairment of assets	(1,095)	—	—	(1,095)
Equity in losses of an investee	—	—	(52)	(52)
Income (loss) before income tax expense	59,306	20,127	(24,736)	54,697
Income tax expense	—	—	(154)	(154)
Net income (loss)	$59,306	$20,127	$(24,890)	$54,543

Total assets	$1,948,645	$749,587	$294,995	$2,993,227

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$108,520	$21,451	$7,805	$137,776

Expenses:
Depreciation expense	29,855	5,324	1,845	37,024
General and administrative	—	—	9,807	9,807
Property operating expenses	—	6,174	—	6,174
Acquisition costs	—	1,394	—	1,394
Total expenses	29,855	12,892	11,652	54,399

Operating income (loss)	78,665	8,559	(3,847)	83,377

Interest and other income	—	—	394	394
Interest expense	(4,069)	(374)	(17,040)	(21,483)
Equity in losses of an investee	—	—	(109)	(109)
Income (loss) before income tax expense	74,596	8,185	(20,602)	62,179
Income tax expense	—	—	(135)	(135)
Net income (loss)	$74,596	$8,185	$(20,737)	$62,044

Total assets	$1,881,050	$439,545	$239,603	$2,560,198

Note 10. Significant Tenant

Rent from Five Star is 57% of our annualized rents as of June 30, 2010.  The following tables present summary financial information for Five Star for the three and six months ended June 30, 2010 and 2009, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended June 30,
Operations	2010	2009
Total revenues	$311,866	$294,965
Operating income	8,522	4,335
Income from continuing operations	8,211	9,311
Net income	8,153	8,578

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30,
	2010	2009
Total revenues	$620,212	$587,146
Operating income	13,558	7,945
Income from continuing operations	12,616	34,524
Net income	12,238	33,950

Cash Flows
Cash provided by operating activities	61,323	24,002
Net cash (used in) provided by discontinued operations	(378)	570
Cash used in investing activities	(6,663)	(10,552)
Cash used in financing activities	(39,900)	(8,409)
Change in cash and cash equivalents	14,382	5,611
Cash and cash equivalents at beginning of period	11,299	16,138
Cash and cash equivalents at end of period	25,681	21,749

	As of June 30,
Financial Position	2010	2009
Current assets	$157,280	$188,049
Non-current assets	229,179	227,337
Total indebtedness	60,617	119,545
Current liabilities	149,222	174,121
Non-current liabilities	84,751	117,032
Total shareholders’ equity	152,486	124,233

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in Five Star’s Quarterly Report is not incorporated by reference into these financial statements.

Five Star is our former subsidiary and both we and Five Star have management contracts with Reit Management & Research LLC, or RMR.  For information about our dealings with Five Star and RMR and about the risks which may arise as a result of these related person transactions, please see our Annual Report, especially the section titled “Item 1A. Risk Factors”.

Note 11.  Related Person Transactions

Five Star is our largest tenant and it is our former subsidiary.  We beneficially own more than 9% of Five Star’s common shares.  RMR provides management services to both us and Five Star.  Five Star pays us minimum rent amounts plus percentage rent based on increases in gross revenues at certain properties.  As of June 30, 2010, we leased 190 senior living communities and two rehabilitation hospitals to Five Star.  Five Star’s total minimum annual rent payable to us under those leases as of June 30, 2010 was $185,643, excluding percentage rent based on increases in gross revenues at certain properties.  Total rent recognized by us from Five Star for the six months ended June 30, 2010 and 2009 amounted to $92,310 and $86,751, respectively, and as of June 30, 2010 and December 31, 2009 our rents receivable from Five Star amounted to $16,459 and $16,468, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  During the three and six months ended June 30, 2010, pursuant to the terms of our existing leases with Five Star, we purchased $9,631 and $15,810, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $772 and $1,267, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In connection with our business management agreement with RMR, we recognized expenses of $4,187 and $8,405, and $4,198 and $7,927 for the three and six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our consolidated financial statements.  In connection with our property management agreement with RMR, we recognized expenses of $551 and $1,104, and $311 and $606 for the three and six months ended June 30, 2010 and 2009, respectively.  These amounts are included in property operating expenses in our condensed consolidated financial statements.

As of June 30, 2010, we have invested $5,177 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of Affiliates Insurance.  At June 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance.  This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $4,992 and $5,000 as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, we invested an additional $23 and $44, respectively, in Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $275.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

For more information about our related person transactions, including our dealings with Five Star, RMR, Affiliates Insurance, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report, and the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 13, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per unit/square foot):

(As of June 30, 2010)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value (1)	% of Investment	Annualized Current Rent (2)	% of Annualized Current Rent

Facility Type
Independent living communities (3)	43	11,524		$1,129,200	33.7%	$113,000	33.7%
Assisted living facilities (3)	131	9,342		1,030,211	30.8%	95,467	28.5%
Skilled nursing facilities (3)	56	5,707		227,483	6.8%	20,379	6.1%
Rehabilitation hospitals	2	364		67,246	2.0%	10,133	3.0%
Wellness centers	10	812,000	sq. ft.	180,017	5.4%	17,069	5.1%
MOBs	58	2,938,364	sq. ft.	714,595	21.3%	78,986	23.6%
Total	300			$3,348,752	100.0%	$335,034	100.0%

Tenant / Operator
Five Star (Lease No. 1)	89	6,468		$631,127	18.9%	$54,067	16.1%
Five Star (Lease No. 2)	49	6,031		510,562	15.2%	50,161	15.0%
Five Star (Lease No. 3)	28	5,618		624,751	18.7%	62,457	18.6%
Five Star (Lease No. 4)	26	2,720		252,319	7.5%	23,129	6.9%
Sunrise / Marriott (4)	14	4,091		325,165	9.7%	33,884	10.1%
Brookdale	18	894		61,122	1.8%	8,349	2.5%
6 private companies (combined)	8	1,115		49,094	1.5%	6,932	2.1%
Wellness centers	10	812,000	sq. ft.	180,017	5.4%	17,069	5.1%
Multi-tenant MOBs	58	2,938,364	sq. ft.	714,595	21.3%	78,986	23.6%
Total	300			$3,348,752	100.0%	$335,034	100.0%

Tenant Operating Statistics (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot (6)
	2010	2009	2010	2009	2010	2009

Five Star (Lease No. 1)	1.30x	1.22x	87%	88%	$8,359	$7,635
Five Star (Lease No. 2) (7)	1.31x	1.28x	82%	84%	$7,063	$6,878
Five Star (Lease No. 3)	1.48x	1.59x	88%	91%	$11,117	$10,890
Five Star (Lease No. 4)	1.05x	1.21x	84%	88%	$8,503	$8,556
Sunrise / Marriott (4)	1.38x	1.43x	89%	91%	$8,283	$7,924
Brookdale	2.11x	2.11x	91%	93%	$9,339	$9,076
6 private companies (combined)	2.04x	1.85x	82%	82%	$6,217	$6,175
Wellness centers (8)	2.23x	2.36x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	97%	99%	$27	$27

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Operating Statistics (continued) (5)

	Short and Long Term Residential Care Facilities
	Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2010	2009	2010	2009	2010	2009

Five Star (Lease No. 1)	63%	61%	13%	14%	24%	25%
Five Star (Lease No. 2)	52%	52%	32%	32%	16%	16%
Five Star (Lease No. 3)	87%	87%	12%	12%	1%	1%
Five Star (Lease No. 4)	67%	68%	14%	14%	19%	18%
Sunrise / Marriott (4)	73%	66%	23%	31%	4%	3%
Brookdale	100%	99%	—	—	—	1%
6 private companies (combined)	23%	25%	24%	23%	53%	52%

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Annualized rent is as of June 30, 2010.
(3)	Properties are categorized by the type of living units / beds which constitute a majority of the living units / beds at the property.
(4)	Marriott International, Inc. guarantees this lease.
(5)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(6)	Represents annualized rent by lease divided by the number of living units, beds or square feet leased at June 30, 2010 and 2009.
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

(10)	Private pay excludes revenues from the Medicare and Medicaid programs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding our lease expirations as of June 30, 2010 (dollars in thousands):

	Annualized Rent				Percent of Total	Cumulative Percentage of Annualized
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Annualized Current Rent Expiring	Current Rent Expiring

2010	$1,373	$705	$—	$2,078	0.6%	0.6%
2011	—	2,156	—	2,156	0.6%	1.2%
2012	—	6,000	—	6,000	1.8%	3.0%
2013	33,884	3,805	—	37,689	11.3%	14.3%
2014	—	3,765	—	3,765	1.1%	15.4%
2015	2,065	6,096	—	8,161	2.4%	17.8%
2016	2,895	6,897	—	9,792	2.9%	20.7%
2017	31,478	1,721	—	33,199	9.9%	30.6%
2018	—	1,906	—	1,906	0.6%	31.2%
2019 and thereafter	167,284	45,935	17,069	230,288	68.8%	100.0%
Total	$238,979	$78,986	$17,069	$335,034	100.0%

Average remaining lease term for all properties (weighted by rent):  12.2 years

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Percentage of Number of Tenants Expiring

2010	1	17	—	18	8.2%	8.2%
2011	—	24	—	24	11.0%	19.2%
2012	—	38	—	38	17.4%	36.6%
2013	1	21	—	22	10.0%	46.6%
2014	—	25	—	25	11.4%	58.0%
2015	2	23	—	25	11.4%	69.4%
2016	2	18	—	20	9.1%	78.5%
2017	2	14	—	16	7.3%	85.8%
2018	—	6	—	6	2.7%	88.5%
2019 and thereafter	4	19	2	25	11.5%	100.0%
Total	12	205	2	219	100.0%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units/Beds or Square Feet with Leases Expiring

	Units/Beds			Square Feet
Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds Expiring	Cumulative Percentage of Total Living Units or Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2010	140	0.5%	0.5%	19,603	—	19,603	0.5%	0.5%
2011	—	0.0%	0.5%	65,702	—	65,702	1.8%	2.3%
2012	—	0.0%	0.5%	288,033	—	288,033	7.9%	10.2%
2013	4,091	15.2%	15.7%	146,688	—	146,688	4.0%	14.2%
2014	—	0.0%	15.7%	119,720	—	119,720	3.3%	17.5%
2015	283	1.1%	16.8%	261,693	—	261,693	7.2%	24.7%
2016	517	1.9%	18.7%	329,388	—	329,388	9.0%	33.7%
2017	3,614	13.4%	32.1%	47,866	—	47,866	1.3%	35.0%
2018	—	0.0%	32.1%	55,775	—	55,775	1.5%	36.5%
2019 and thereafter	18,292	67.9%	100.0%	1,509,375	812,000	2,321,375	63.5%	100.0%
Total	26,937	100.0%		2,843,843	812,000	3,655,843	100.0%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

	2010	2009	Change	% Change
	(dollars in thousands, except per share amounts)
Rental Income:
Short and long term residential care facilities	$57,147	$54,484	$2,663	4.9%
MOB	19,683	11,004	8,679	78.9%
All Other	3,935	3,911	24	0.6%
Total rental income	80,765	69,399	11,366	16.4%

Expenses:
Depreciation	22,345	18,635	3,710	19.9%
General and administrative	5,413	5,056	357	7.1%
Property operating expenses	4,144	3,219	925	28.7%
Acquisition costs	404	1,282	(878)	(68.5)%
Total expenses	32,306	28,192	4,114	14.6%

Operating income	48,459	41,207	7,252	17.6%

Interest and other income	243	186	57	30.6%
Interest expense	(20,515)	(10,707)	(9,808)	(91.6)%
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Impairment of assets	(1,095)	—	(1,095)	—
Equity in losses of an investee	(24)	(109)	85	78.0%
Income before income tax expense	24,635	30,577	(5,942)	(19.4)%
Income tax expense	(76)	(66)	(10)	(15.2)%
Net income	$24,559	$30,511	$(5,952)	(19.5)%

Weighted average shares outstanding	127,408	120,455	6,953	5.8%

Net income per share	$0.19	$0.25	$(0.06)	(24.0)%

Rental income.  Rental income for our short and long term residential care facilities segment increased because of rents earned from our acquisitions of 11 facilities since April 1, 2009, offset by a reduction in rental income resulting from the sale of two facilities since April 1, 2009. Rental income for our MOB segment increased because of rents earned from our acquisitions of 21 MOBs since April 1, 2009, offset by a reduction in rental income resulting from the sale of two MOBs since April 1, 2009.

Total expenses.  Depreciation expense for the period increased because of our property acquisitions since April 1, 2009.  General and administrative expenses also increased in the second quarter of 2010 principally due to our acquisitions since April 1, 2009.  The increase in property operating expenses for the quarter ended June 30, 2010 is the result of our acquisition of MOBs since April 1, 2009 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of interest on our $512.9 million Federal National Mortgage Association, or FNMA, mortgage financing entered in August 2009, the amortization of $13.5 million of deferred financing fees incurred in connection with this mortgage financing and the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010. These increases were offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility at lower interest rates.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $7.9 million and 1.0%, and $200.1 million and 1.3%, for the three months ended June 30, 2010 and 2009, respectively.

Loss on early extinguishment of debt.  In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015.  As a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Impairment of assets.  During the three months ended June 30, 2010, we recognized an impairment of assets charge of approximately $1.1 million related to five properties to reduce the carrying value of these properties to their estimated sale prices less costs to sell.

Net income.  Net income decreased because of the changes in revenues and expenses described above. Net income per share decreased due to the effect of an increase in our weighted average number of shares outstanding resulting from our issuances of common shares in February and September 2009 and by the net changes in revenues and expenses described above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009:

	2010	2009	Change	% Change
	(dollars in thousands, except per share amounts)
Rental Income:
Short and long term residential care facilities	$114,164	$108,520	$5,644	5.2%
MOB	39,243	21,451	17,792	82.9%
All Other	7,805	7,805	—	—
Total rental income	161,212	137,776	23,436	17.0%

Expenses:
Depreciation	44,634	37,024	7,610	20.6%
General and administrative	10,914	9,807	1,107	11.3%
Property operating expenses	8,519	6,174	2,345	38.0%
Acquisition costs	439	1,394	(955)	(68.5)%
Total expenses	64,506	54,399	10,107	18.6%

Operating income	96,706	83,377	13,329	16.0%

Interest and other income	500	394	106	26.9%
Interest expense	(38,929)	(21,483)	(17,446)	(81.2)%
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Impairment of assets	(1,095)	—	(1,095)	—
Equity in losses of an investee	(52)	(109)	57	52.3%
Income before income tax expense	54,697	62,179	(7,482)	(12.0)%
Income tax expense	(154)	(135)	(19)	(14.1)%
Net income	$54,543	$62,044	$(7,501)	(12.1)%

Weighted average shares outstanding	127,394	119,161	8,233	6.9%

Net income per share	$0.43	$0.52	$(0.09)	(17.3)%

Rental income.  Rental income for our short and long term residential care facilities segment increased because of rents earned from our acquisitions of 11 facilities since January 1, 2009, offset by a reduction in rental income resulting from the sale of two facilities during 2009. Rental income for our MOB segment increased because of rents earned from our acquisitions of 22 MOBs since January 1, 2009, offset by a reduction in rental income resulting from the sale of two MOBs during 2009.

Total expenses.  Depreciation expense for the period increased because of our property acquisitions since January 1, 2009.  General and administrative expenses also increased during the six months ended June 30, 2010 principally due to our acquisitions since January 1, 2009.  The increase in property operating expenses for the six months ended June 30, 2010 is the result of our acquisition of MOBs since January 1, 2009 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of interest on our $512.9 million FNMA mortgage financing entered in August 2009, the amortization of $13.5 million of deferred financing fees incurred in connection with this mortgage financing and the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010.  These increases were offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility at lower interest rates.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $37.3 million and 1.0%, and $209.3 million and 1.3%, for the six months ended June 30, 2010 and 2009, respectively.

Loss on early extinguishment of debt.  In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015.  As a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Impairment of assets.  During the six months ended June 30, 2010, we recognized an impairment of assets charge of approximately $1.1 million related to five properties to reduce the carrying value of these properties to their estimated sale prices less costs to sell.

Net income.  Net income decreased because of the changes in revenues and expenses described above. Net income per share decreased due to the effect of an increase in our weighted average number of shares outstanding resulting from our issuances of common shares in February and September 2009 and by the net changes in revenues and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the foreseeable future.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our MOB properties; and

•                  purchase additional properties of any type which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential facility tenants monthly, quarterly or annually. During the six months ended June 30, 2010, we generated $106.7 million of cash from operations and at June 30, 2010, we had $25.2 million of cash and cash equivalents.

Our Investment and Financing Liquidity and Resources

At June 30, 2010, we had $25.2 million of cash and cash equivalents and $550.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders.  This revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  This facility matures in December 2010.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon our payment of a fee.  We continue to monitor market conditions for comparable revolving credit facilities and other financing alternatives, and we have not yet decided whether to refinance the revolving credit facility when it comes due at December 2010 or to exercise the one year extension option.  At June 30, 2010, the weighted average interest rate payable on our revolving credit facility was 1.03%.  As of June 30, 2010 and August 2, 2010, we had zero amounts outstanding under this credit facility.

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

In April 2010, we sold $200.0 million of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.  Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $195.0 million.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used a portion of the net proceeds of this offering to repay $58.0 million in borrowings under our revolving credit facility, to fund the redemption of all $97.5 million of our outstanding 7.875% senior notes due 2015 and for general business purposes, including funding the acquisitions described below.

As described above, in April 2010, we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.  As a result of this redemption, we recorded a loss on early extinguishment of debt of approximately $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

In April 2010, we acquired an MOB located in Colorado with 14,695 rentable square feet for approximately $4.5 million, excluding closing costs.  We funded this acquisition using cash on hand and by assuming a mortgage loan for approximately $2.5 million at interest of 6.73% per annum.

In June 2010, we acquired an MOB located in Texas with approximately 55,800 rentable square feet for approximately $12.2 million, excluding closing costs.  We funded this acquisition using cash on hand.

During the three and six months ended June 30, 2010, pursuant to the terms of our existing leases with Five Star, we purchased $9.6 million and $15.8 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $771,600 and $1.3 million, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 2, 2010, we declared a quarterly distribution of $0.36 per common share, or $45.9 million, to our common shareholders for the quarter ended June 30, 2010.  This distribution will be paid to shareholders on or about August 13, 2010, using cash on hand and borrowings under our revolving credit facility, if necessary.

As of August 2, 2010, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships, other than interest rate caps in connection with our FNMA mortgage loan.

Debt Covenants

Our principal debt obligations at June 30, 2010 were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $422.7 million and $643.5 million of mortgages secured by 62 of our properties.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2010, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

Five Star is our largest tenant and it is our former subsidiary.  We beneficially own more than 9% of Five Star’s common shares.  RMR provides management services to both us and Five Star.  Five Star pays us minimum rent amounts plus percentage rent based on increases in gross revenues at certain properties.  As of June 30, 2010, we leased 190 senior living communities and two rehabilitation hospitals to Five Star.  Five Star’s total minimum annual rent payable to us under those leases as of June 30, 2010 was $185.6 million, excluding percentage rent based on increases in gross revenues at certain properties.  Total rent recognized by us from Five Star for the six months ended June 30, 2010 and 2009 was $92.3 million and $86.8 million, respectively, and as of June 30, 2010 and December 31, 2009 our rents receivable from Five Star was $16.5 million and $16.5 million, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  During the three and six months ended June 30, 2010, we purchased $9.6 million and $15.8 million, respectively, of improvements made to our properties that are leased to Five Star.  We used cash on hand to fund these purchases.  As a result of these purchases, the annual rent payable to us by Five Star increased by approximately $772,000 and $1.3 million, respectively.  Additional information regarding our leases with Five Star appears in Item 1 of our Annual Report under the captions “Business — Tenants” and “Business — Lease Terms”.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  There have been no changes in the terms of our agreements with RMR as described in our Annual Report.  During the three months ended June 30, 2010 and 2009, our fees to RMR under these agreements were $4.7 million and $4.5 million, respectively.  During the six month periods ended June 30, 2010 and June 30, 2009, these fees totaled $9.5 million and $8.5 million, respectively.

As of June 30, 2010, we have invested approximately $5.2 million in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our trustees are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of approximately $24,000 and $52,000, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $275,000.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

For more information about our related person transactions, including our dealings with Five Star, Affiliates Insurance, RMR, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 13, 2010.

Impact of Government Reimbursement

Approximately 87% of our current annual rents at our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay from their own private resources. The remaining 13% of our rents from our senior living properties come from properties where the revenues are more dependent upon Medicare and Medicaid programs. The operations of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to support our rent. However, as discussed in Item 1 of our Annual Report under the caption, “Business — Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues.

The Patient Protection and Affordable Care Act, or PPACA, enacted in March 2010, contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.  It is unclear how or if these somewhat contradictory goals can be achieved.  Under PPACA, beginning in fiscal year 2012, the Medicare skilled nursing facility, or SNF, and inpatient rehabilitation facility, or IRF, market basket adjustments for inflation will be reduced by a productivity adjustment that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduces the Medicare IRF market basket adjustment for inflation by 0.25% for fiscal year 2010, effective for discharges between April 1, 2010 and September 30, 2010.  Future IRF Medicare market basket adjustments will also be reduced, by 0.25% for fiscal year 2011, by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019.  PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Centers for Medicare & Medicaid Services, or CMS, has recently adopted rules to be effective as of October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011, as the result of an annual market basket increase of approximately 2.3% to account for inflation, reduced by a forecast error adjustment of 0.6%.  CMS has also recently adopted rules to be effective as of October 1, 2010 that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011, as a result of an annual market basket increase of approximately 2.5% to account for inflation, reduced by 0.25% in accordance with PPACA, and reduced by an 0.1% estimated decrease in IRF outlier payments for high cost cases.

We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants’ increasing costs or other circumstances that could have a material adverse effect on our tenants’ abilities to pay rent to us.

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

At June 30, 2010, our outstanding fixed rate debt included the following (dollars in thousands):

Debt (1)	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes (2)	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages (3)	305,478	6.71%	20,498	2019	Monthly
Mortgages	48,983	6.54%	3,203	2017	Monthly
Mortgages	32,381	6.97%	2,257	2012	Monthly
Mortgage	14,616	6.91%	1,010	2013	Monthly
Mortgages	11,315	6.11%	691	2013	Monthly
Mortgage	4,346	6.50%	282	2013	Monthly
Mortgage	3,850	7.31%	281	2022	Monthly
Mortgage (4)	2,448	6.73%	165	2012	Monthly
Mortgage	1,884	7.85%	148	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$865,001		$62,305

(1)          In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015.

(2)          In April 2010, we sold $200.0 million of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.

(3)          Consists of fixed rate portion of our FNMA loan.

(4)          In April 2010, we acquired one MOB and assumed a mortgage of approximately $2.5 million at an interest rate of 6.73% per annum.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $6.2 million.

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $29.7 million.

Our unsecured senior notes and mortgages generally contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the debt holder. Also, as we have previously done on occasion, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights and purchases may afford us the opportunity to mitigate the risks arising from changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010.  Subject to certain conditions, we can extend the maturity for one year upon payment of a fee.  At June 30 and August 2, 2010, we had zero amounts outstanding and $550.0 million available for borrowing under our revolving credit facility.  We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2010 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2010	1.03%	$550,000	$5,665
10% reduction	0.93%	$550,000	$5,115
10% increase	1.13%	$550,000	$6,215

On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate ($307.7 million) and a part is at a floating rate ($205.2 million) calculated as a spread above LIBOR.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at June 30, 2010, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.48%.  If interest rates increase by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table:

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2010	6.48%	$203,538	$13,189
10% reduction	6.44%	$203,538	$13,108
10% increase	6.51%	$203,538	$13,250

(1)

Our variable rate at June 30, 2010 consists of the one month LIBOR rate of 0.35% at June 30, 2010 plus a premium that remains constant.  This table assumes a 10% interest rate change on the one month LIBOR rate.

Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan.  The net effect of this arrangement is that the maximum effective interest rate on the full amount of this loan we may be required to pay is 7.79% per annum.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PURCHASE OR SELL PROPERTIES,

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, AND PAY THE AMOUNT OF ANY SUCH DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO RENEW OR REFINANCE, OUR REVOLVING CREDIT FACILITY,

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH FIVE STAR, OUR MANAGING TRUSTEES, AND RMR AND THEIR AFFILIATES,

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

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS.

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS,

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  OUR PARTICIPATION IN AFFILIATES INSURANCE INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AFFILIATES INSURANCE MAY BE DELAYED OR MAY NOT OCCUR,

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

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES, AND

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF RECENTLY PASSED OR NEW LAWS AFFECTING OUR BUSINESS, NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” IN PART II OF THIS REPORT AND IN OUR ANNUAL REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

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

PART II.   Other Information

Item 1A.  Risk Factors.

The risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report are revised in part below to address an insurance arrangement we recently entered and other insurance related matters.  Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report.

We may experience losses from our business dealings with Affiliates Insurance.

We have invested approximately $5.2 million in Affiliates Insurance, we have purchased substantially all our property insurance in a program designed by Affiliates Insurance and we are currently investigating the possibilities to expand our relationship with Affiliates Insurance to other types of insurance. Our principal reasons for investing in Affiliates Insurance and in purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of Affiliates Insurance. These beneficial financial results may not occur. Affiliates Insurance’s business involves the risks typical of a start up business as well as the risks specific to insurance businesses. For example, if risks insured by Affiliates Insurance occur, Affiliates Insurance may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in Affiliates Insurance’s early years of operation. Also, because the insurance amounts we and other shareholders and customers of Affiliates Insurance may require are large, Affiliates Insurance will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by Affiliates Insurance. Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which Affiliates Insurance can achieve and the insurance cost savings we may realize. Accordingly, our anticipated financial benefits from our business dealings with Affiliates Insurance may be delayed or not achieved and we may experience losses from these dealings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2010, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $22.22 per share, the closing price of our common shares on the NYSE on that day, to each of our five trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.    Exhibits.

10.1	Summary of Trustee Compensation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2010, filed with the SEC on May 14, 2010, File No. 001-15319)

10.2

Amendment No. 1 to Master Credit Facility Agreement, dated as of February 1, 2010 and executed on or about May 27, 2010, by and among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1	Rule 13a-14(a) Certification. (Filed herewith)

31.2	Rule 13a-14(a) Certification. (Filed herewith)

31.3	Rule 13a-14(a) Certification. (Filed herewith)

31.4	Rule 13a-14(a) Certification. (Filed herewith)

32.1	Section 1350 Certification. (Furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 2, 2010

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 2, 2010