Form 10-Q
period 2010-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2010-11-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of registrant’s common shares outstanding as of November 1, 2010: 127,479,657.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2010

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$371,662	$365,576
Buildings and improvements	3,006,956	2,952,407
	3,378,618	3,317,983
Less accumulated depreciation	516,860	454,317
	2,861,758	2,863,666

Cash and cash equivalents	8,513	10,494
Restricted cash	5,363	4,222
Deferred financing fees, net	15,985	14,882
Acquired real estate leases, net	44,743	42,769
Other assets	63,350	51,893
Total assets	$2,999,712	$2,987,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$12,000	$60,000
Senior unsecured notes due 2012, 2015 and 2020, net of discount	422,794	322,160
Secured debt and capital leases	656,223	660,059
Accrued interest	13,358	13,693
Acquired real estate lease obligations, net	9,404	9,687
Other liabilities	33,161	21,677
Total liabilities	1,146,940	1,087,276

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 127,479,657 and 127,377,665 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,275	1,273
Additional paid in capital	2,228,520	2,226,474
Cumulative net income	722,654	640,033
Cumulative distributions	(1,106,700)	(969,111)
Unrealized gain on investments	7,023	1,981
Total shareholders’ equity	1,852,772	1,900,650
Total liabilities and shareholders’ equity	$2,999,712	$2,987,926

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Rental income	$80,961	$72,010	$242,173	$209,785

Expenses:
Depreciation	22,505	19,689	67,139	56,713
General and administrative	5,549	5,192	16,463	14,999
Property operating expenses	4,595	4,112	13,114	10,286
Acquisition related costs	286	517	725	1,911
Total expenses	32,935	29,510	97,441	83,909

Operating income	48,026	42,500	144,732	125,876

Interest and other income	203	355	703	750
Interest expense	(20,226)	(15,949)	(59,155)	(37,432)
Loss on early extinguishment of debt	—	—	(2,433)	—
Impairment of assets	—	(11,249)	(1,095)	(11,249)
Gain on sale of properties	109	—	109	—
Equity in earnings (losses) of an investee	35	(23)	(17)	(132)
Income before income tax expense	28,147	15,634	82,844	77,813
Income tax expense	(69)	(69)	(223)	(204)
Net income	$28,078	$15,565	$82,621	$77,609

Weighted average shares outstanding	127,423	121,665	127,404	120,005

Net income per share	$0.22	$0.13	$0.65	$0.65

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$82,621	$77,609
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67,139	56,713
Amortization of deferred financing fees and debt discounts	1,847	1,809
Amortization of acquired real estate leases	755	712
Loss on early extinguishment of debt	2,433	—
Impairment of assets	1,095	11,249
Gain on sale of properties	(109)	—
Equity in losses of an investee	17	132
Change in assets and liabilities:
Restricted cash	(1,141)	(384)
Other assets	(6,444)	(6,580)
Accrued interest	(335)	(227)
Other liabilities	13,533	19,506
Cash provided by operating activities	161,411	160,539

Cash flows from investing activities:
Acquisitions	(68,136)	(423,866)
Investment in Five Star Quality Care, Inc.	—	(8,960)
Investment in Affiliates Insurance Company	(75)	(5,110)
Proceeds from sale of properties	1,450	3,171
Cash used for investing activities	(66,761)	(434,765)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	223,974
Proceeds from issuance of unsecured senior notes, net	195,352	—
Proceeds from borrowings on revolving credit facility	45,000	134,000
Repayments of borrowings on revolving credit facility	(93,000)	(391,000)
Proceeds from issuance of mortgage debt	—	512,934
Redemption of senior notes	(98,780)	—
Repayment of other debt	(6,293)	(2,234)
Payment of deferred financing fees	(1,321)	(11,335)
Distributions to shareholders	(137,589)	(125,616)
Cash (used for) provided by financing activities	(96,631)	340,723

(Decrease) increase in cash and cash equivalents	(1,981)	66,497
Cash and cash equivalents at beginning of period	10,494	5,990
Cash and cash equivalents at end of period	$8,513	$72,487

Supplemental cash flow information:
Interest paid	$57,643	$35,850

Non-cash investing activities:
Acquisitions funded by assumed debt	(2,458)	—

Non-cash financing activities:
Assumption of mortgage notes payable	2,458	—
Issuance of common shares	2,048	1,763

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to separately state on our condensed consolidated statements of income our (i) equity in earnings (losses) of an investee and (ii) income tax expense, which were both previously included in general and administrative expenses.  These reclassifications had no effect on net income or shareholders’ equity.

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

In February 2010, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates did not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At September 30, 2010, we owned 298 properties located in 35 states and Washington, D.C.

In August 2010, we sold four skilled nursing facilities in Nebraska with an aggregate 196 licensed beds for an aggregate sales price of $1,450.  We recognized a gain on sale of these properties of approximately $109.  These properties were leased to Five Star Quality Care, Inc., or Five Star.

In September 2010, we acquired one medical office building, or MOB, with 64,860 square feet located in Buffalo Grove (Chicago), IL for approximately $18,400, excluding closing costs.  We recorded intangible lease assets of approximately $3,144 related to this acquisition.  This property is 88% leased to seven tenants for weighted (by rents) average lease term of approximately 7.5 years.  We funded this acquisition using cash on hand.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In September 2010, we acquired another MOB with 38,030 square feet located in Conyers (Atlanta), GA for approximately $9,800, excluding closing costs.  We recorded intangible lease assets and liabilities of approximately $1,428 and $164, respectively, related to this acquisition.  This property is 91% leased to seven tenants for weighted (by rents) average lease term of approximately 8.3 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

Subsequent to September 30, 2010, we acquired one MOB with 58,605 square feet located in Conroe (Houston), TX for approximately $15,000, excluding closing costs.  This property is 100% leased to Montgomery County Management Company, LLC for approximately 13.8 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2010, pursuant to the terms of our existing leases with Five Star, we purchased $7,958 and $23,768, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $638 and $1,905, respectively.

As of September 30, 2010, two of our properties are classified as held for sale located in Pennsylvania with an aggregate 173 licensed units.  These two properties are operated and leased by Five Star.  These two properties are included in real estate properties on our condensed consolidated balance sheets and have a net carrying value of approximately $1,900 at September 30, 2010.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the effected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the nine months ended September 30, 2010, we recorded impairment of assets charges of $1,095 to reduce the carrying value of five of our properties to their estimated sales price less costs to sell.

Note 4.  Unrealized Gain on Investments

On September 30, 2010, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 3,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the value at quoted market prices of our CWH and Five Star shares on September 30, 2010 ($25.60 and $5.05 per share, respectively) and our weighted average costs on the dates we acquired these shares ($26.00 and $2.85 per share, respectively).

Note 5.  Indebtedness

Our principal debt obligations at September 30, 2010 were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $422,794 and $641,562 of mortgages secured by 62 of our properties.  These 62 collateralized properties had a carrying value of $738,459 at September 30, 2010.  We also have two properties recorded under capital leases totaling $14,662 at September 30, 2010.  These two properties had a carrying value of $18,516 at September 30, 2010.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

We have an unsecured revolving credit facility that matures on December 31, 2010.  Our revolving credit facility permits borrowings up to $550,000.  The interest rate for amounts drawn under the facility is LIBOR plus a premium.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under this revolving credit facility was 1.1% at September 30, 2010 and 2009.  In addition to interest, we pay certain fees to maintain this credit facility and we amortize certain arrangement costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of September 30, 2010 and 2009, we had $12,000 and zero amounts, respectively, outstanding under this credit facility and $538,000 and $550,000, respectively, available under this credit facility.  We currently intend to exercise our option to extend the maturity date of this facility to December 31, 2011.  Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.

In April 2010, we sold $200,000 of senior unsecured notes.  The notes require interest at a fixed rate of 6.75% per annum and are due in 2020.  Net proceeds from the sale of the notes, after underwriting discounts and before other expenses, were approximately $195,352.  We incurred approximately $400 of additional third party costs that are deferred and amortized over the term of the debt.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used a portion of the net proceeds of this offering to repay $58,000 in borrowings under our revolving credit facility, to fund the redemption of all $97,500 of our outstanding 7.875% senior notes due 2015 and for general business purposes, including funding the acquisitions described in Note 3 above.

As described above, in April 2010, we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010.  As a result of this redemption, we recorded a loss on early extinguishment of debt of $2,433 consisting of the debt prepayment premium of approximately $1,280 and the write off of unamortized deferred financing fees and debt discount of approximately $1,153.

Note 6.  Shareholders’ Equity

On August 12, 2010, we paid a $0.36 per share, or $45,869, distribution to our common shareholders for the quarter ended June 30, 2010.  On October 4, 2010, we declared a distribution of $0.37 per share, or $47,167, to be paid to common shareholders of record on October 15, 2010, with respect to our results for the quarter ended September 30, 2010. We expect to pay this distribution on or about November 12, 2010.  On November 16, 2009, we paid a $0.36 per share, or $45,856, distribution to our common shareholders for the quarter ended September 30, 2009.

On September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 66,850 common shares of beneficial interest, par value $0.01 per share, valued at $24.31 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to our officers and certain employees of our manager, Reit Management & Research LLC, or RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

Note 7.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$28,078	$15,565	$82,621	$77,609
Other comprehensive income:
Change in net unrealized gain on investments	6,757	6,273	5,042	6,977
Comprehensive income	$34,835	$21,838	$87,663	$84,586

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at September 30, 2010 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets held for sale (1)	$1,900	$—	$1,900	$—
Investments in available for sale securities (2)	22,737	22,737	—	—
Senior notes (3)	444,125	—	444,125	—

(1) Assets held for sale consist of two of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $9,051 to these properties in order to reduce their carrying value to fair value, or $1,900, at September 30, 2010.

(2) Our investments in available for sale securities include our 250,000 common shares of CWH and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at September 30, 2010 in active markets (level 1 inputs).

(3) We estimate the fair values of our senior notes by using an average of their bid and ask prices (level 2 inputs). As of September 30, 2010, the carrying value of our senior notes was $422,794.

In addition to the assets and liabilities described in the above table, our financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at September 30, 2010 based upon their liquidity, short term maturity and / or variable rate pricing.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$57,315	$19,743	$3,903	$80,961

Expenses:
Depreciation expense	16,597	4,986	922	22,505
General and administrative	—	—	5,549	5,549
Property operating expenses	—	4,595	—	4,595
Acquisition related costs	—	286	—	286
Total expenses	16,597	9,867	6,471	32,935

Operating income (loss)	40,718	9,876	(2,568)	48,026

Interest and other income	—	—	203	203
Interest expense	(10,574)	(234)	(9,418)	(20,226)
Gain on sale of properties	109	—	—	109
Equity in earnings of an investee	—	—	35	35
Income (loss) before income tax expense	30,253	9,642	(11,748)	28,147
Income tax expense	—	—	(69)	(69)
Net income (loss)	$30,253	$9,642	$(11,817)	$28,078

Total assets	$1,933,822	$776,126	$289,764	$2,999,712

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$54,401	$13,706	$3,903	$72,010

Expenses:
Depreciation expense	15,348	3,419	922	19,689
General and administrative	—	—	5,192	5,192
Property operating expenses	—	4,112	—	4,112
Acquisition related costs	—	517	—	517
Total expenses	15,348	8,048	6,114	29,510

Operating income (loss)	39,053	5,658	(2,211)	42,500

Interest and other income	—	—	355	355
Interest expense	(7,475)	(185)	(8,289)	(15,949)
Impairment of assets	(3,784)	(7,465)	—	(11,249)
Equity in losses of an investee	—	—	(23)	(23)
Income (loss) before income tax expense	27,794	(1,992)	(10,168)	15,634
Income tax expense	—	—	(69)	(69)
Net income (loss)	$27,794	$(1,992)	$(10,237)	$15,565

Total assets	$1,866,832	$746,218	$341,986	$2,955,036

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$171,479	$58,986	$11,708	$242,173

Expenses:
Depreciation expense	49,640	14,762	2,737	67,139
General and administrative	—	—	16,463	16,463
Property operating expenses	—	13,114	—	13,114
Acquisition related costs	20	705	—	725
Total expenses	49,660	28,581	19,200	97,441

Operating income (loss)	121,819	30,405	(7,492)	144,732

Interest and other income	—	—	703	703
Interest expense	(31,304)	(636)	(27,215)	(59,155)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Impairment of assets	(1,095)	—	—	(1,095)
Gain on sale of properties	109	—	—	109
Equity in losses of an investee	—	—	(17)	(17)
Income (loss) before income tax expense	89,529	29,769	(36,454)	82,844
Income tax expense	—	—	(223)	(223)
Net income (loss)	$89,529	$29,769	$(36,677)	$82,621

Total assets	$1,933,822	$776,126	$289,764	$2,999,712

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$162,920	$35,157	$11,708	$209,785

Expenses:
Depreciation expense	45,203	8,743	2,767	56,713
General and administrative	—	—	14,999	14,999
Property operating expenses	—	10,286	—	10,286
Acquisition related costs	—	1,911	—	1,911
Total expenses	45,203	20,940	17,766	83,909

Operating income (loss)	117,717	14,217	(6,058)	125,876

Interest and other income	—	—	750	750
Interest expense	(11,544)	(560)	(25,328)	(37,432)
Impairment of assets	(3,784)	(7,465)	—	(11,249)
Equity in losses of an investee	—	—	(132)	(132)
Income (loss) before income tax expense	102,389	6,192	(30,768)	77,813
Income tax expense	—	—	(204)	(204)
Net income (loss)	$102,389	$6,192	$(30,972)	$77,609

Total assets	$1,866,832	$746,218	$341,986	$2,955,036

Note 10. Significant Tenant

Rent from Five Star is 56% of our total rents as of September 30, 2010.  The following tables present summary financial information for Five Star for the three and nine months ended September 30, 2010 and 2009, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended September 30,
	2010	2009
Operations
Total revenues	$315,060	$295,304
Operating income	5,754	1,441
Income from continuing operations	5,610	4,411
Net income	5,158	4,108

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30,
	2010	2009
Total revenues	$935,272	$882,450
Operating income	19,312	9,386
Income from continuing operations	18,226	38,935
Net income	17,396	38,058

Cash Flows
Cash provided by operating activities	109,997	32,845
Net cash (used in) provided by discontinued operations	(830)	275
Cash used in investing activities	(25,972)	(15,956)
Cash used in financing activities	(51,503)	(11,790)
Change in cash and cash equivalents	31,692	5,374
Cash and cash equivalents at beginning of period	5,017	16,138
Cash and cash equivalents at end of period	36,709	21,512

	As of September 30,
	2010	2009
Financial Position
Current assets	$136,575	$195,763
Non-current assets	251,116	223,825
Total indebtedness	48,922	103,725
Current liabilities	141,019	180,054
Non-current liabilities	87,332	101,199
Total shareholders’ equity	159,340	138,335

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

Note 11.  Related Person Transactions

Five Star is our largest tenant and it is our former subsidiary.  We beneficially own more than 9% of Five Star’s common shares.  RMR provides management services to both us and Five Star.  Five Star pays us minimum rent amounts plus percentage rent based on increases in gross revenues at certain properties.  As of September 30, 2010, we leased 186 senior living communities and two rehabilitation hospitals to Five Star.  Five Star’s total minimum annual rent payable to us under those leases as of September 30, 2010 was $186,137, excluding percentage rent based on increases in gross revenues at certain properties.  We recognized rent from Five Star in the amount of $138,698 and $130,429 for the nine months ended September 30, 2010 and 2009, respectively, and as of September 30, 2010 and December 31, 2009, our rents receivable from Five Star were $16,573 and $16,468, respectively, and are included in other assets on our condensed consolidated balance sheets.  During the three and nine months ended September 30, 2010, pursuant to the terms of our existing leases with Five Star, we purchased $7,958 and $23,768, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $638 and $1,905, respectively.  In August 2010, we sold four skilled nursing facilities located in Nebraska with an aggregate 196 licensed beds for $1,450 that were leased to Five Star and recognized a gain on sale of approximately $109.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In connection with our business management agreement with RMR, we recognized expenses of $4,317 and $12,715, and $3,778 and $11,705 for the three and nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with our property management agreement with RMR, we recognized expenses of $561 and $1,665, and $388 and $993 for the three and nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of income.

As of September 30, 2010, we have invested $5,209 in Affiliates Insurance Company, or Affiliates Insurance, with RMR and other companies to which RMR provides management services.  All of our trustees serve on the board of directors of Affiliates Insurance.  At September 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance.  We carry this investment on our condensed consolidated balance sheets in other assets and at $5,058 and $5,000 as of September 30, 2010 and December 31, 2009, respectively.  During the three and nine months ended September 30, 2010, we invested an additional $32 and $76, respectively, in Affiliates Insurance.  During the three and nine months ended September 30, 2010, we recognized earnings and losses of approximately $35 and $(17), respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $275.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

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

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per unit/square foot):

(As of September 30, 2010)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value (1)	% of Investment	Annualized Current Rent (2)	% of Annualized Current Rent

Facility Type
Independent living communities (3)	43	11,524		$1,133,275	33.5%	$112,715	33.4%
Assisted living facilities (3)	131	9,342		1,033,319	30.6%	95,490	28.2%
Skilled nursing facilities (3)	52	5,514		225,354	6.7%	20,058	5.9%
Rehabilitation hospitals	2	364		67,577	2.0%	10,203	3.0%
Wellness centers	10	812,000	sq. ft.	180,017	5.3%	17,069	5.0%
MOBs	60	3,037,874	sq. ft.	739,076	21.9%	83,047	24.5%
Total	298			$3,378,618	100.0%	$338,582	100.0%

Tenant / Operator
Five Star (Lease No. 1)	88	6,421		$631,183	18.7%	$54,140	16.1%
Five Star (Lease No. 2)	46	5,885		510,466	15.1%	50,222	14.8%
Five Star (Lease No. 3)	28	5,618		628,919	18.6%	62,805	18.5%
Five Star (Lease No. 4)	26	2,720		253,576	7.5%	23,234	6.9%
Sunrise / Marriott (4)	14	4,091		325,165	9.6%	32,684	9.7%
Brookdale	18	894		61,122	1.8%	8,449	2.5%
6 private companies (combined)	8	1,115		49,094	1.5%	6,932	2.0%
Wellness centers	10	812,000	sq. ft.	180,017	5.3%	17,069	5.0%
Multi-tenant MOBs	60	3,037,874	sq. ft.	739,076	21.9%	83,047	24.5%
Total	298			$3,378,618	100.0%	$338,582	100.0%

Tenant Operating Statistics (5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot (6)
	2010	2009	2010	2009	2010	2009

Five Star (Lease No. 1)	1.32x	1.25x	88%	88%	$8,432	$7,649
Five Star (Lease No. 2) (7)	1.32x	1.28x	82%	84%	$7,249	$6,904
Five Star (Lease No. 3)	1.49x	1.58x	88%	91%	$11,179	$10,958
Five Star (Lease No. 4)	1.11x	1.13x	84%	87%	$8,542	$8,592
Sunrise / Marriott (4)	1.35x	1.43x	89%	90%	$7,989	$7,924
Brookdale	2.13x	2.10x	92%	93%	$9,451	$9,142
6 private companies (combined)	2.15x	1.87x	83%	82%	$6,217	$6,187
Wellness centers (8)	2.21x	2.36x	100%	100%	NA	NA
Multi-tenant MOBs (9)	NA	NA	97%	99%	$27	$28

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant Operating Statistics (continued) (5)

	Short and Long Term Residential Care Facilities
	Percentage of Operating Revenue Sources
	Private Pay (10)		Medicare		Medicaid
	2010	2009	2010	2009	2010	2009

Five Star (Lease No. 1)	64%	61%	12%	14%	24%	25%
Five Star (Lease No. 2)	52%	53%	33%	32%	15%	15%
Five Star (Lease No. 3)	87%	87%	12%	12%	1%	1%
Five Star (Lease No. 4)	66%	68%	14%	13%	20%	19%
Sunrise / Marriott (4)	74%	66%	22%	30%	4%	4%
Brookdale	99%	99%	—	—	1%	1%
6 private companies (combined)	23%	24%	24%	23%	53%	53%

(1)          Amounts are before depreciation, but after impairment write downs, if any.

(2)          Annualized rent is as of September 30, 2010.

(3)          Properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(4)          Marriott International, Inc. guarantees this lease.

(5)          All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(6)          Represents annualized rent by lease divided by the number of living units, beds or square feet leased at September 30, 2010 and 2009.

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

(10)    Private pay excludes revenues from the Medicare and Medicaid programs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding our lease expirations as of September 30, 2010 (dollars in thousands):

	Annualized Rent				Percent of Total	Cumulative Percentage of Annualized
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Annualized Current Rent Expiring	Current Rent Expiring

2010	$—	$282	$—	$282	0.1%	0.1%
2011	—	2,228	—	2,228	0.7%	0.8%
2012	—	6,097	—	6,097	1.8%	2.6%
2013	32,684	3,754	—	36,438	10.7%	13.3%
2014	—	4,357	—	4,357	1.3%	14.6%
2015	3,437	6,248	—	9,685	2.9%	17.5%
2016	2,895	6,995	—	9,890	2.9%	20.4%
2017	31,682	1,753	—	33,435	9.9%	30.3%
2018	—	3,500	—	3,500	1.0%	31.3%
2019 and thereafter	167,768	47,833	17,069	232,670	68.7%	100.0%
Total	$238,466	$83,047	$17,069	$338,582	100.0%

Average remaining lease term for all properties (weighted by rent):  12.0 years

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Percentage of Number of Tenants Expiring

2010	—	12	—	12	5.1%	5.1%
2011	—	24	—	24	10.3%	15.4%
2012	—	39	—	39	16.7%	32.1%
2013	1	20	—	21	9.0%	41.1%
2014	—	28	—	28	12.0%	53.1%
2015	3	25	—	28	12.0%	65.1%
2016	2	19	—	21	9.0%	74.1%
2017	2	14	—	16	6.8%	80.9%
2018	—	12	—	12	5.1%	86.0%
2019 and thereafter	4	27	2	33	14.0%	100.0%
Total	12	220	2	234	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units or Beds or Square Feet with Leases Expiring

	Living Units or Beds			Square Feet
Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units or Beds Expiring	Cumulative Percentage of Total Living Units or Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2010	—	0.0%	0.0%	7,328	—	7,328	0.2%	0.2%
2011	—	0.0%	0.0%	65,949	—	65,949	1.7%	1.9%
2012	—	0.0%	0.0%	291,480	—	291,480	7.7%	9.6%
2013	4,091	15.3%	15.3%	143,819	—	143,819	3.8%	13.4%
2014	—	0.0%	15.3%	137,915	—	137,915	3.7%	17.1%
2015	423	1.6%	16.9%	266,106	—	266,106	7.1%	24.2%
2016	517	1.9%	18.8%	331,414	—	331,414	8.8%	33.0%
2017	3,614	13.5%	32.3%	48,361	—	48,361	1.3%	34.3%
2018	—	0.0%	32.3%	101,197	—	101,197	2.7%	37.0%
2019 and thereafter	18,099	67.7%	100.0%	1,568,536	812,000	2,380,536	63.0%	100.0%
Total	26,744	100.0%		2,962,105	812,000	3,774,105	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

	2010	2009	Change	% Change
	(dollars in thousands, except per share amounts)
Rental Income:
Short and long term residential care facilities	$57,315	$54,401	$2,914	5.4%
MOB	19,743	13,706	6,037	44.0%
All Other	3,903	3,903	—	—
Total rental income	80,961	72,010	8,951	12.4%

Expenses:
Depreciation	22,505	19,689	2,816	14.3%
General and administrative	5,549	5,192	357	6.9%
Property operating expenses	4,595	4,112	483	11.7%
Acquisition related costs	286	517	(231)	(44.7)%
Total expenses	32,935	29,510	3,425	11.6%

Operating income	48,026	42,500	5,526	13.0%

Interest and other income	203	355	(152)	(42.8)%
Interest expense	(20,226)	(15,949)	(4,277)	(26.8)%
Impairment of assets	—	(11,249)	11,249	—
Gain on sale of properties	109	—	109	—
Equity in earnings (losses) of an investee	35	(23)	58	252.2%
Income before income tax expense	28,147	15,634	12,513	80.0%
Income tax expense	(69)	(69)	—	—
Net income	$28,078	$15,565	$12,513	80.4%

Weighted average shares outstanding	127,423	121,665	5,758	4.7%

Net income per share	$0.22	$0.13	$0.09	69.2%

Rental income.  Rental income for our short and long term residential care facilities segment increased because of rents from 11 facilities we acquired since July 1, 2009, offset by a reduction in rental income resulting from the sale of six facilities since July 1, 2009. Rental income for our MOB segment increased because of rents from 21 MOBs we acquired since July 1, 2009, offset by a reduction in rental income resulting from the sale of one MOB since July 1, 2009.

Total expenses.  Depreciation expense for the period increased because of our property acquisitions since July 1, 2009.  General and administrative expenses also increased in the third quarter of 2010 principally due to our acquisitions since July 1, 2009.  The increase in property operating expenses for the quarter ended September 30, 2010 is the result of our acquisitions of 21 MOBs since July 1, 2009 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of interest on our $512.9 million Federal National Mortgage Association, or FNMA, mortgage financing entered in August 2009, the amortization of $13.6 million of deferred financing fees incurred in connection with this mortgage financing and the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010. These increases were offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $261,000 and 1.1%, and $90.4 million and 1.1%, for the three months ended September 30, 2010 and 2009, respectively.

Impairment of assets.  During the three months ended September 30, 2009, we recognized an impairment of assets charge of approximately $11.2 million related to eight properties to reduce the carrying value of these properties to their estimated sales price less costs to sell.

Gain on sale of properties.  In August 2010, we sold four skilled nursing facilities for an aggregate sales price of approximately $1.5 million.  We recognized a gain on sale of these properties of approximately $109,000.  These properties were leased to Five Star.

Net income.  Net income and net income per share increased because of the changes in revenues and expenses described above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009:

	2010	2009	Change	% Change
	(dollars in thousands, except per share amounts)
Rental Income:
Short and long term residential care facilities	$171,479	$162,920	$8,559	5.3%
MOB	58,986	35,157	23,829	67.8%
All Other	11,708	11,708	—	—
Total rental income	242,173	209,785	32,388	15.4%

Expenses:
Depreciation	67,139	56,713	10,426	18.4%
General and administrative	16,463	14,999	1,464	9.8%
Property operating expenses	13,114	10,286	2,828	27.5%
Acquisition related costs	725	1,911	(1,186)	(62.1)%
Total expenses	97,441	83,909	13,532	16.1%

Operating income	144,732	125,876	18,856	15.0%

Interest and other income	703	750	(47)	(6.3)%
Interest expense	(59,155)	(37,432)	(21,723)	(58.0)%
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Impairment of assets	(1,095)	(11,249)	10,154	90.3%
Gain on sale of properties	109	—	109	—
Equity in losses of an investee	(17)	(132)	115	87.1%
Income before income tax expense	82,844	77,813	5,031	6.5%
Income tax expense	(223)	(204)	(19)	(9.3)%
Net income	$82,621	$77,609	$5,012	6.5%

Weighted average shares outstanding	127,404	120,005	7,399	6.2%

Net income per share	$0.65	$0.65	—	—

Rental income.  Rental income for our short and long term residential care facilities segment increased because of rents from 11 facilities we acquired since January 1, 2009, offset by a reduction in rental income resulting from the sale of two facilities during 2009 and four facilities during 2010. Rental income for our MOB segment increased because of rents from 24 MOBs we acquired since January 1, 2009, offset by a reduction in rental income resulting from the sale of two MOBs during 2009.

Total expenses.  Depreciation expense for the period increased because of our property acquisitions since January 1, 2009.  General and administrative expenses also increased during the nine months ended September 30, 2010 principally due to our acquisitions since January 1, 2009.  The increase in property operating expenses for the nine months ended September 30, 2010 is the result of our acquisition of 24 MOBs since January 1, 2009 and principally includes expenses related to real estate taxes, utilities, insurance, cleaning costs and property management fees paid to RMR.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of interest on our $512.9 million FNMA mortgage financing entered in August 2009, the amortization of $13.6 million of deferred financing fees incurred in connection with this mortgage financing and the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010.  These increases were offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility at lower interest rates.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $22.2 million and 1.1%, and $169.2 million and 1.3%, for the nine months ended September 30, 2010 and 2009, respectively.

Loss on early extinguishment of debt.  In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015.  As a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Impairment of assets.  During the nine months ended September 30, 2010, we recognized an impairment of assets charge of approximately $1.1 million related to five properties, four of which were sold in August 2010, to reduce the carrying value of these properties to their estimated sale prices less costs to sell.  During the nine months ended September 30, 2009, we recognized an impairment of assets charge of approximately $11.2 million related to eight properties to reduce the carrying value of these properties to their estimated sales price less costs to sell.

Gain on sale of properties.  In August 2010, we sold four skilled nursing facilities for an aggregate sales price of approximately $1.5 million.  We recognized a gain on sale of these properties of approximately $109,000.  These properties were leased to Five Star.

Net income.  Net income increased because of the changes in revenues and expenses described above. Net income per share did not change since both our weighted average number of shares outstanding (resulting from our issuances of common shares in February and September 2009) and our net income increased.

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential facility tenants monthly, quarterly or annually. During the nine months ended September 30, 2010, we generated $161.4 million of cash from operations and at September 30, 2010, we had $8.5 million of cash and cash equivalents.

Our Investment and Financing Liquidity and Resources

At September 30, 2010, we had $8.5 million of cash and cash equivalents and $538.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders.  This revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a premium.  This facility matures in December 2010.  Subject to certain conditions, this credit facility’s maturity date can be extended at our option to December 31, 2011 upon our payment of a fee.  We currently intend to exercise this one year extension option.  At September 30, 2010, the weighted average interest rate payable on our revolving credit facility was 1.1%.  As of September 30, 2010 and November 1, 2010, we had $12.0 million and $15.0 million, respectively, outstanding under this credit facility.

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

In April 2010, we acquired an MOB with 14,695 square feet located in Colorado for approximately $4.5 million, excluding closing costs.  This property is 100% leased to Clear Creek Surgery Center LLC for approximately 9.8 years.  We funded this acquisition using cash on hand and by assuming a mortgage loan for approximately $2.5 million at interest of 6.73% per annum.

In June 2010, we acquired an MOB with 55,800 square feet located in Texas for approximately $12.2 million, excluding closing costs.  This property is 100% leased to Covenant Health System for approximately 14.0 years.  We funded this acquisition using cash on hand.

In August 2010, we sold four skilled nursing facilities located in Nebraska with an aggregate 196 licensed beds for an aggregate sales price of approximately $1.5 million.  We recognized a gain on sale of these properties of approximately $109,000.  These properties were leased to Five Star.

In September 2010, we acquired one MOB with 64,860 square feet located in Buffalo Grove (Chicago), IL for approximately $18.4 million, excluding closing costs.  This property is 88% leased to seven tenants for weighted (by rents) average lease term of approximately 7.5 years.  We funded this acquisition using cash on hand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In September 2010, we acquired another MOB with 38,030 square feet located in Conyers (Atlanta), GA for approximately $9.8 million, excluding closing costs.  This property is 91% leased to seven tenants for weighted (by rents) average lease term of approximately 8.3 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2010, pursuant to the terms of our existing leases with Five Star, we purchased $8.0 million and $23.8 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $638,300 and $1.9 million, respectively.

Subsequent to September 30, 2010, we acquired one MOB with 58,605 square feet located in Conroe (Houston), TX for approximately $15.0 million, excluding closing costs.  This property is 100% leased to Montgomery County Management Company, LLC for approximately 13.8 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

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

On October 4, 2010, we declared a quarterly distribution of $0.37 per common share, or $47.2 million, to our common shareholders for the quarter ended September 30, 2010.  This distribution will be paid to shareholders on or about November 12, 2010, using cash on hand and borrowings under our revolving credit facility, if necessary.

As of November 1, 2010, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships, other than interest rate caps in connection with our FNMA mortgage loan.

Debt Covenants

Our principal debt obligations at September 30, 2010 were our unsecured revolving credit facility, two public issues of unsecured senior notes totaling $422.8 million and $641.6 million of mortgages secured by 62 of our properties.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2010, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

Five Star is our largest tenant and it is our former subsidiary.  We beneficially own more than 9% of Five Star’s common shares.  RMR provides management services to both us and Five Star.  Five Star pays us minimum rent plus percentage rent based on increases in gross revenues at certain properties.  As of September 30, 2010, we leased 186 senior living communities and two rehabilitation hospitals to Five Star.  Five Star’s total minimum annual rent payable to us under those leases as of September 30, 2010 was $186.1 million, excluding percentage rent based on increases in gross revenues at certain properties.  We recognized rent from Five Star in the amount of $138.7 million and $130.4 million for the nine months ended September 30, 2010 and 2009, respectively, and as of September 30, 2010 and December 31, 2009, our rents receivable from Five Star were $16.6 million and $16.5 million, respectively, and are included in other assets on our condensed consolidated balance sheets.  During the three and nine months ended September 30, 2010, we purchased $8.0 million and $23.8 million, respectively, of improvements made to our properties that are leased to Five Star.  We used cash on hand to fund these purchases.  As a result of these purchases, the annual rent payable to us by Five Star increased by approximately $638,300 and $1.9 million, respectively.  In August 2010, we sold four skilled nursing facilities located in Nebraska with an aggregate 196 licensed beds for $1.5 million that were leased to Five Star and recognized a gain on sale of approximately $109,000.  Additional information regarding our leases with Five Star appears in our Annual Report under the captions “Business — Tenants” and “Business — Lease Terms”.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  There have been no changes in the terms of our agreements with RMR as described in our Annual Report.  During the three months ended September 30, 2010 and 2009, our fees to RMR under these agreements were $4.9 million and $4.2 million, respectively.  During the nine month periods ended September 30, 2010 and 2009, these fees totaled $14.4 million and $12.7 million, respectively.

As of September 30, 2010, we have invested approximately $5.2 million in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our trustees are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and nine months ended September 30, 2010, we recognized earnings and losses of approximately $35,000 and $(17,000), respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $275,000.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

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

Impact of Government Reimbursement

Approximately 87% of our current rents at our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay with their own private resources. The remaining 13% of our rents from our senior living properties come from properties where the revenues are more dependent upon Medicare and Medicaid programs. The operations of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to support our rent. However, as discussed in our Annual Report under the caption, “Business — Government Regulation and Reimbursement”, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues.

The Patient Protection and Affordable Care Act, or PPACA, enacted in March 2010, contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.  It is unclear how or if these somewhat contradictory goals can be achieved.  Under PPACA, beginning in fiscal year 2012, the Medicare skilled nursing facility, or SNF, and inpatient rehabilitation facility, or IRF, market basket adjustments for inflation will be reduced by a productivity adjustment that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF market basket adjustment for inflation by 0.25% for fiscal year 2010, effective for discharges between April 1, 2010 and September 30, 2010, and for fiscal year 2011, which began October 1, 2010.  Future IRF Medicare market basket adjustments will also be reduced by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019.  PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.

The Centers for Medicare & Medicaid Services, or CMS, has adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011, as the result of an annual market basket increase of approximately 2.3% to account for inflation, reduced by a forecast error adjustment of 0.6%.  CMS has also adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011, as the result of an annual market basket increase of approximately 2.5% to account for inflation, reduced by 0.25% in accordance with PPACA, and reduced by an 0.1% estimated decrease in IRF outlier payments for high cost cases.

Certain increases in federal payments to states for Medicaid programs, in effect from October 1, 2008, through December 31, 2010, pursuant to the American Recovery and Reinvestment Act of 2009, have been extended for six months through June 30, 2011, but at substantially reduced levels.  The current increase is 6.2% for all states, with additional funds for states with increased unemployment.  On August 10, 2010, President Obama signed the Education, Jobs and Medicaid Assistance Act, P.L. 111-226, which extends the payments at reduced levels of 3.2% for the three months that begin on January 1, 2011, and

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

1.2% for the three months that begin on March 1, 2011.  The phasing out of these federal payments, combined with the anticipated slow recovery of state revenues, is expected to result in continued difficult state fiscal conditions.  Some state budget deficits are likely to increase, and it is possible that certain states will reduce Medicaid payments to healthcare service providers like some of our tenants as part of an effort to balance their budgets.

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

At September 30, 2010, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages (1)	304,747	6.71%	20,449	2019	Monthly
Mortgages	48,775	6.54%	3,190	2017	Monthly
Mortgages	32,111	6.97%	2,238	2012	Monthly
Mortgage	14,545	6.91%	1,005	2013	Monthly
Mortgages	11,244	6.11%	687	2013	Monthly
Mortgage	4,327	6.50%	281	2013	Monthly
Mortgage	3,797	7.31%	278	2022	Monthly
Mortgage	2,434	6.73%	164	2012	Monthly
Mortgage	1,859	7.85%	146	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$863,539		$62,208

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $28.7 million.

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

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2010.  Subject to certain conditions, we can extend the maturity for one year upon payment of a fee.  At September 30 and November 1, 2010, we had $12.0 million and $15.0 million, respectively, outstanding and $538.0 million and $535.0 million, respectively, available for borrowing under our revolving credit facility.  We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  For example, the interest rate payable on our outstanding revolving indebtedness of $12.0 million at September 30, 2010, was 1.05%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	1.05%	$12,000	$126
10% reduction	0.95%	$12,000	$114
10% increase	1.16%	$12,000	$139

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2010 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	1.05%	$550,000	$5,775
10% reduction	0.95%	$550,000	$5,225
10% increase	1.16%	$550,000	$6,380

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $304.7 million at September 30, 2010, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $203.0 million at September 30, 2010.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at September 30, 2010, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.41%.  If interest rates increase by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	6.41%	$203,022	$13,014
10% reduction	6.38%	$203,022	$12,953
10% increase	6.43%	$203,022	$13,054

(1)                       Our variable rate at September 30, 2010 consists of the one month LIBOR rate of 0.25% at September 30, 2010 plus a fixed premium.  This table assumes a 10% interest rate change on the one month LIBOR rate.

Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan.  The net effect of this arrangement is that the maximum effective interest rate we may be required to pay on the full amount of this loan is 7.79% per annum.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO RENEW OR REFINANCE, OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS RESPONSIBLE FOR 56% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

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

•                  THE IMPACT OF PPACA PROVISIONS ON OUR TENANTS AND THEIR ABILITY TO PAY RENT,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

•                  FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA, WHICH COULD RESULT IN A REDUCTION OF RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR’S COST INCREASES,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF RECENTLY PASSED OR NEW LAWS AFFECTING OUR BUSINESS, NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010 AND IN OUR ANNUAL REPORT.

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

PART II.   Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 66,850 common shares of beneficial interest, par value $0.01 per share, valued at $24.31 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.      Exhibits.

10.1                           Form of Restricted Share Agreement.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2010, filed with the SEC on September 21, 2010, File No. 001-15319)

10.2                           Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

10.3                           Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., jointly and severally, as Tenant. (Filed herewith)

12.1                           Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1                           Rule 13a-14(a) Certification. (Filed herewith)

31.2                           Rule 13a-14(a) Certification. (Filed herewith)

31.3                           Rule 13a-14(a) Certification. (Filed herewith)

31.4                           Rule 13a-14(a) Certification. (Filed herewith)

32.1                           Section 1350 Certification. (Furnished herewith)

101.1                     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: November 1, 2010

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 1, 2010