Form 10-K
period 2010-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2011-02-24
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Organization)	04-3445278 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code 617-796-8350

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $2.6 billion based on the $20.11 closing price per common share on the New York Stock Exchange on June 30, 2010. For purposes of this calculation, an aggregate of 376,730 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 24, 2011: 141,854,657.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2011, or our definitive Proxy Statement.

SENIOR HOUSING PROPERTIES TRUST
2010 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement.

i

In this Annual Report on Form 10-K, the terms the "Company", "we", "us" and "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

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

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR RESPONSIBILITIES UNDER THE FEDERAL NATIONAL MORTGAGE ASSOCIATION, OR FNMA, LOAN,

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF DECEMBER 31, 2010, IS RESPONSIBLE FOR 49% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, OR PPACA, PROVISIONS ON OUR TENANTS AND THEIR ABILITY TO PAY RENT,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, COMMONWEALTH REIT AND RMR AND ITS RELATED ENTITIES AND CLIENTS,

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
  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

  •
  FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF THESE RATES TO MATCH FIVE STAR'S COST INCREASES,

  •
  CHANGES IN REGULATIONS AFFECTING ITS OPERATIONS,

  •
  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

  •
  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

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

  •
  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

  •
  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH

    INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US AND/OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENT IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR,

  •
  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO SELL FOUR PROPERTIES AND THAT THE SALES ARE EXPECTED TO OCCUR DURING THE FIRST AND SECOND QUARTERS OF 2011. THE CLOSINGS OF THESE SALES ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. AS A RESULT, SOME OR ALL OF THESE SALES MAY BE DELAYED OR MAY NOT OCCUR,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES, AND

  •
  REVENUES AND RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF NEW LEGISLATION AFFECTING OUR BUSINESS, NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

v

PART I

Item 1.    Business.

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998. As of December 31, 2010, we owned 320 properties located in 36 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $3.8 billion. Our portfolio includes: 226 senior living properties with 26,380 living units / beds and two rehabilitation hospitals with 364 licensed beds, with an undepreciated carrying value of $2.5 billion; 82 medical office, clinic and biotech laboratory buildings, or MOBs, with 5.2 million square feet of space and an undepreciated carrying value of $1.1 billion; and, 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $0.2 billion.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.

        We believe that the aging of the U.S. population will increase demand for existing independent living properties, assisted living properties, nursing homes, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by purchasing additional properties and leasing them at rents that are greater than our costs of capital and other ownership costs and by structuring leases that provide or permit for periodic rental increases.

        Our business plan contemplates investments in independent living properties, assisted living properties, nursing homes, rehabilitation hospitals, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our Board of Trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

Senior Living Properties.

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

        The following chart presents a summary of our senior living property leases as of December 31, 2010 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Units / Beds	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	88	6,421	$632,136	$561,546	$54,271	12/31/24	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	46	5,885	512,519	403,275	50,464	6/30/26	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	28	5,618	632,678	506,805	63,160	12/31/28	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)	26	2,720	254,822	216,670	23,341	4/30/17	2 for 15 years each.
Sunrise Senior Living, Inc./Marriott International, Inc.(4)	14	4,091	325,165	204,298	32,493	12/31/13	4 for 5 years each.
Brookdale Senior Living, Inc	18	894	61,122	48,725	8,443	12/31/17	2 for 15 years each.
Genesis HealthCare Corporation	1	156	13,007	8,543	1,598	12/31/16	1 for 10 years. 1 for 5 years.
ABE Briarwood Corp	1	140	15,598	5,369	937	12/31/15	None.
HealthQuest, Inc	3	361	7,589	4,081	1,314	6/30/16	1 for 10 years.
Covenant Care, LLC	1	180	3,503	2,018	1,146	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,787	930	12/31/15	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,720	599	6/30/19	1 for 10 years.

Totals	228	26,744	$2,467,536	$1,966,837	$238,696

(1)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010. Includes percentage rent totaling $10.3 million based on increases in gross revenues at certain properties.

(2)
Lease No. 1 is comprised of four separate leases. Three of these four leases exist to accommodate our mortgage obligations in effect at the time we acquired the properties; we have agreed with the tenants to combine all four of these leases into one lease when these mortgage financings are paid.

(3)
Lease No. 3 exists to accommodate certain mortgage financing by us.

(4)
These properties are leased to Sunrise Senior Living, Inc.; this lease is guaranteed by Marriott International, Inc.

        Five Star Quality Care, Inc.    We lease 186 senior living communities and two rehabilitation hospitals to Five Star Quality Care, Inc., or Five Star, for annual rent of $191.2 million, including percentage rent based on increases in gross revenues at certain properties ($4.4 million in 2010). Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. Five Star pays percentage rent equal to 4% of the increase in gross revenues at 179 of the 186 senior living communities over base year gross revenues as specified in the lease terms and pays no percentage rent at the two rehabilitation hospitals.

        Lease No. 1 (which is comprised of four separate leases) expires in 2024 and includes 88 properties, including independent living communities, assisted living communities and skilled nursing facilities, of which 28 secure mortgage debt payable to third parties. At December 31, 2010, the annual rent for Lease No. 1 was $54.3 million, including percentage rent of $1.2 million.

        Lease No. 2 expires in 2026 and includes 46 properties including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. At December 31, 2010, the annual rent for Lease No. 2 was $50.5 million, including percentage rent of $1.3 million.

        Lease No. 3 expires in 2028 and includes 28 properties, including independent living and assisted living communities, all of which secure mortgage debt payable to the Federal National Mortgage Association, or FNMA. At December 31, 2010, the annual rent for Lease No. 3 was $63.1 million, including percentage rent of $1.6 million.

        Lease No. 4 expires in 2017 and includes 26 properties, including independent living communities, assisted living communities and skilled nursing facilities. At December 31, 2010, the annual rent for Lease No. 4 was $23.3 million, including percentage rent of $267,000.

        For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

        Sunrise Senior Living, Inc.    Until 2003, Marriott Senior Living Services, Inc., or MSLS, was our tenant for these 14 properties. In March 2003, Marriott International, Inc., or Marriott, sold MSLS to Sunrise Senior Living, Inc., or Sunrise, and MSLS changed its name to Sunrise Senior Living Services, Inc., or SLS. SLS is a 100% owned subsidiary of Sunrise. These properties are leased to 2013. At December 31, 2010, the annual rent for this lease was $32.5 million, including percentage rent of $4.5 million based on increases in gross revenues at these properties. Marriott continues to guarantee the rent due to us for these 14 properties leased to Sunrise.

        Brookdale Senior Living, Inc.    We lease 18 assisted living properties to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, until 2017. At December 31, 2010, the annual rent for this lease was $8.4 million per year, including percentage rent of $1.4 million based on increases in gross revenues at these properties. Residents pay a large majority of the revenues at these properties from their private resources. Brookdale guarantees this rent to us.

        Genesis HealthCare Corporation.    We lease one nursing home to a subsidiary of Genesis HealthCare Corporation, or Genesis, a privately owned company, for $1.6 million of annual rent until 2016. Genesis has guaranteed the rent payable to us under this lease and we hold a security deposit of $235,000 to secure payment of this rent.

        ABE Briarwood Corp.    We lease one skilled nursing facility in Canonsburg, PA to a subsidiary of ABE Briarwood Corp., a privately owned company, for $937,000 of annual rent until December 31, 2015. Our property is sub-leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc. Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc., and is secured by a security deposit of $600,000.

        HealthQuest, Inc.    We lease two skilled nursing facilities and one independent living community located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2016. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is approximately $1.3 million per year and will increase at agreed times during the lease term.

        Covenant Care, LLC.    We lease one skilled nursing facility in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.1 million of annual rent until 2015. The rent is scheduled to increase at agreed times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

        Evergreen Washington Healthcare, LLC.    We lease one skilled nursing facility in Seattle, WA to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015. The rent payable to us averages $930,000 per year during the lease term and will increase at agreed times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and its lease obligations are secured by a security deposit of $385,000.

        The MacIntosh Company.    We lease one skilled nursing facility in Grove City, OH to The MacIntosh Company for $599,000 per year until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

Medical Office, Clinic and Biotech Laboratory Buildings (MOBs).

        The MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other health personnel, and other businesses in medical related fields, including clinics and laboratory uses. At December 31, 2010, we owned 82 multi-tenanted MOBs located in 20 states and Washington, D.C. These properties range in size from 1,700 to 244,240 square feet and have a total of 5.2 million square feet. These leases have current terms expiring between 2011 and 2034, plus renewal options in some cases. The annual rent payable to us by tenants of these 82 MOBs is $135.4 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

        The following chart presents a summary of our MOB properties by state as of December 31, 2010 (dollars in thousands).

State	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)
Arizona	1	126,084	$10,531	$10,531	$1,368	1.0%
California	6	529,019	341,368	337,079	36,218	26.7%
Colorado	1	14,695	3,843	3,780	692	0.5%
Connecticut	2	96,962	9,440	9,440	1,246	0.9%
Florida	3	46,323	12,144	11,657	1,119	0.8%
Georgia	2	89,889	16,286	15,948	2,145	1.6%
Illinois	1	64,860	15,256	15,185	1,939	1.4%
Maryland	1	41,796	7,033	6,777	753	0.6%
Massachusetts	20	762,969	117,923	113,242	15,322	11.3%
Minnesota	1	141,069	15,405	15,405	1,728	1.3%
New Mexico	6	615,584	42,542	42,542	8,814	6.5%
New York	4	276,281	67,635	64,348	8,823	6.5%
Ohio	1	124,716	2,755	2,755	486	0.4%
Oklahoma	4	210,348	28,338	27,454	2,814	2.1%
Pennsylvania	5	410,509	41,233	39,753	6,327	4.7%
Rhode Island	1	62,000	10,598	9,958	1,433	1.1%
South Carolina	2	103,665	9,400	9,400	1,390	1.0%
Texas	6	410,654	99,086	95,056	11,707	8.6%
Virginia	3	181,288	32,060	30,803	4,317	3.2%
Washington, D.C.	2	210,425	62,283	60,784	9,844	7.3%
Wisconsin	10	643,499	169,000	164,075	16,896	12.5%

Totals	82	5,162,635	$1,114,159	$1,085,972	$135,381	100.0%

(1)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

        The following chart presents a summary of our top ten MOB tenants as of December 31, 2010 (dollars in thousands).

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total MOB Annualized Rental Income(1)	Lease Expiration
Aurora Healthcare Inc	643,499	12.8%	$16,896	12.5%	2024
The Scripps Research Institute	164,091	3.3%	9,960	7.4%	2019
Cedars Sinai Medical Center	100,117	2.0%	8,639	6.4%	2011 - 2017
Fallon Community Health Plan	393,861	7.9%	7,625	5.6%	2019
Covidien PLC	315,203	6.3%	5,622	4.2%	2017
Presbyterian Healthcare Services	316,871	6.3%	4,330	3.2%	2014 - 2015
H.I.P Health Plan of New York	121,500	2.4%	4,079	3.0%	2015 - 2034
Columbia/HCA/St. David's Health	87,259	1.7%	3,523	2.6%	2023
Oklahoma City Clinics	210,348	4.2%	2,814	2.1%	2016
Hematology-Oncology Assoc of NY	65,853	1.3%	2,207	1.6%	2019
All other	2,589,842	51.8%	69,686	51.4%	2011 - 2024

Totals	5,008,444	100.0%	$135,381	100.0%

(1)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers.

        Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children's centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.

        The following chart presents a summary of our wellness center leases as of December 31, 2010 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Starmark Holdings, LLC (Wellbridge)(2)	3	129,500	$32,438	$30,098	$3,015	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1	38,500	11,206	10,697	832	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2	186,000	36,364	34,347	2,940	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	94,889	10,550	8/31/28	6 for 5 years each.

Totals	10	812,000	$180,017	$170,031	$17,337

(1)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010, excluding lease value amortization.

(2)
These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC under three separate leases.

(3)
These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark Holdings, LLC, or Starmark, a private company. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have a current term expiring in 2023 and require aggregate annual rent of $6.8 million, plus consumer price index based increases.

        Life Time Fitness, Inc.    We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness, Inc., or Life Time Fitness. This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The aggregate annual rent payable to us is $10.5 million per year during the lease term.

Other Types of Real Estate.

        In the past, we have considered investing in real estate different from our existing property types, including age restricted apartment buildings and some properties located outside the United States. We may explore such alternative investments in the future.

Lease Terms.

        Our leases of senior living communities and wellness centers are so-called "triple net" leases which generally require the tenants to pay rent, to pay all operating expenses of the properties, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

        Our leases of MOBs include both triple net leases, as described above, and net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

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

        Default Remedies.    Upon the occurrence of any event of default under our leases, we generally may (subject to applicable law):

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
  existing or proposed lease terms;

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

  •
  our tenant's desire to cease operating at the affected property;

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

        Our current revolving credit facility matures in December 2011. We are currently monitoring market conditions for comparable revolving credit facilities and expect to refinance our revolving credit facility prior to its maturity. Our Board of Trustees may also determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

Manager.

        Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Government Properties Income Trust, or GOV, and Hospitality Properties Trust, or HPT, and provides management services to other public and private companies, including Five Star and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey, Jr., Senior Vice President; and Andrew J. Rebholz, Senior Vice President. David J. Hegarty and Richard A. Doyle are

also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 24, 2011, RMR had approximately 650 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

Government Regulation and Reimbursement.

        The regulatory environment of the senior living and healthcare industries is extensive. Most of these laws and regulations affect the manner in which our tenants operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact our tenants include: state and local licensure laws, laws protecting consumers against deceptive practices and laws generally affecting our tenants' operation of our properties and how our tenants otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and skilled nursing facilities, or SNFs, hospitals, clinics and other healthcare facilities that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, hospitals, clinics and other healthcare facilities apply whether or not facilities accept Medicare or Medicaid funding, and typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay our rents and the values of our properties.

        State and local health and social service agencies or other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license hospitals, clinics and other healthcare facilities. In most states in which we own properties, our tenants are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, most states require a certificate of need before opening a SNF or hospital or expanding the services at an existing facility. In some states, certificate of need requirements also apply to assisted living communities and some other healthcare facilities. Senior living facilities, hospitals and other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability to expand into new markets and our tenants' ability to expand their facilities in existing markets. In addition, if any of our tenants operate our property outside of the scope of their licensed authority, their doing so could subject them to penalties, including closure of the facility.

        Governmental authorities seem to be subjecting healthcare facilities like those that we own to increasing numbers of inspections or surveys and potential enforcement actions. Unannounced surveys or inspections may occur annually or biannually, or following a state's receipt of a complaint about the facility. From time to time in the ordinary course of business, our tenants may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Our tenants resolve most inspection deficiencies through an agreed plan of corrective action relating to the affected facility's operations, but the governmental agency typically has the authority to take or seek further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid participation, suspension or denial of admissions, partial or full denial of payments, state oversight, temporary management or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification or other sanctions or penalties could adversely affect the ability of a tenant to pay its rents. Our tenants may also expend considerable resources to respond to federal and state inspections, surveys, investigations, audits or other enforcement actions under applicable laws or regulations. Our tenants receive notices of potential sanctions and enforcement remedies from time to time, and authorities impose such sanctions and penalties from time to time on our tenants. If any of our tenants fails to comply with any applicable legal requirements, or is unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect the affected tenants' abilities to pay their rents. The federal Centers for Medicare and Medicaid Services, or CMS, has increased its oversight of state survey agencies in recent years, focusing survey and enforcement efforts on nursing homes with findings of substandard care or continuing deficiencies, seeking to identify chain operated facilities with patterns of noncompliance, and providing more information about nursing homes to consumers. Medicare survey results, average nursing staff hours per resident per day, and selected quality of care measures are posted on the internet on the Medicare Nursing Home Compare website at www.medicare.gov, the contents of which are not part of this report. The website also contains a five-star quality rating system, in which CMS rates nursing homes based on survey results, staffing, and selected quality measures. State Attorneys General typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living communities and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive federal or state funds.

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

        Federal, state and local entities regulate our MOB tenants who provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Healthcare providers and suppliers, including physicians and other licensed medical practitioners, who receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs and are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover increasing provider costs, including our rents.

        The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants who seek to develop, manufacture or market and distribute new drugs, biologicals or medical devices for human use. The FDA and such other agencies regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of such products. Before a new pharmaceutical or device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation are required, involving significant time, expense and risks of failure. The FDA or an institutional review board may suspend a clinical trial on various grounds, such as exposure of subjects or patients to an unacceptable health risk. If a product is ultimately approved for manufacturing, marketing and distribution, the FDA has continuing oversight authority and may require post-market testing and surveillance. Pharmaceutical and medical device manufacturing practices and facilities must comply with FDA requirements and facilities are subject to FDA inspection. Continuing regulatory concerns include the potential for later discovery of safety concerns and related litigation, whether the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of such programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product and eventual expiration of the product's patent. The FDA could withdraw approval, recall products, suspend production, impose or seek to impose civil or criminal penalties or take other governmental actions for failure to comply with regulatory requirements or with anti-fraud, false claims, anti-kickback or physician referral laws, which could adversely affect the ability of an affected tenant to pay rent to us.

        Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including state Medicaid waiver programs and state plans, for services in assisted living communities, the Medicare and Medicaid SNF or hospital benefit programs, and other federal or state health care payment programs. Recent legislative and regulatory actions with respect to state Medicaid rates and federal Medicare rates limit the payment levels for certain services provided at these facilities. Some of the states in which our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. Also, the federal government has extended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008 for an additional six months through June 30, 2011, but at substantially reduced levels. We expect the phasing out of these federal payments, combined with the anticipated slow recovery of state revenues, to continue to result in difficult state fiscal conditions. Some state budget deficits are likely to increase, and certain states may reduce or freeze Medicaid payments to healthcare services providers like some of our tenants as part of an effort to balance their budgets. We expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants. Because of the current federal budget deficit and other federal priorities, we are unable to estimate how recent or future Medicare rate changes will affect certain tenants. This combination of events may make it increasingly difficult for some of our tenants to pay rent to us.

        The Patient Protection and Affordable Care Act, or PPACA, enacted in March 2010, contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Under PPACA, beginning in federal fiscal year 2012, a productivity adjustment will reduce the Medicare SNF and IRF market basket updates for inflation, which may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF adjustment for inflation by 0.25% for federal fiscal year 2010, effective for discharges on and after April 1, 2010, and for federal fiscal year 2011, which began on October 1, 2010. PPACA will reduce future IRF Medicare market basket updates for inflation by amounts ranging from 0.1% to 0.3% for federal fiscal years 2012 through 2016, and by 0.75% for federal fiscal years 2017 through 2019. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants' increasing costs or other circumstances that could have a material adverse effect on our tenants' abilities to pay rent to us. Also, two federal District Courts have declared PPACA or parts of PPACA to be unconstitutional, the U.S. House of Representatives has voted to repeal PPACA and several members of Congress have proposed legislation to prevent the implementation of PPACA or to amend it. We cannot predict the impact of these activities on PPACA or what changes to PPACA may mean to our business or the businesses of our tenants.

        Medicare reimburses SNFs under a prospective payment system, or PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar Medicaid prospective payment systems. CMS implemented the PPS pursuant to the Balanced Budget Act of 1997, or the BBA, and subsequent federal legislation. CMS updates PPS payments for SNFs each year by a market basket update to account for inflation, and periodically implements changes to the RUG categories and payment rates. Effective in October 2009, CMS adopted rules recalibrating the Medicare prospective payment categories for SNFs, estimating that the recalibration would result in a decrease of approximately 3.3% in projected SNF payments, offset by an increase of approximately 2.2% to account for inflation, resulting in an aggregate reduction in Medicare payments to SNFs of approximately 1.1% in federal fiscal year 2010. Effective on October 1, 2010, CMS adopted rules that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011, as the result of an annual increase of approximately 2.3% to account for inflation, reduced by a forecast error adjustment of 0.6%. Also effective as of October 1, 2010, CMS has adopted rules that implement a new PPS case mix classification system known as RUG IV.

        The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs pursuant to the Deficit Reduction Act of 2005, or the DRA. The DRA reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. Also, the DRA effectuated limits on Medicare Part B payments for outpatient therapies subject to an exemption if Medicare found additional services to be medically necessary for an individual. The federal government has extended the Medicare outpatient therapy exemption process through December 31, 2011.

        The DRA and PPACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities. In 2007, the federal Secretary of Health and Human Services awarded competitive grants to 30 states for demonstration projects to provide home and community based long term care services to qualified individuals relocated from SNFs, providing increased federal medical assistance for each qualifying beneficiary for a limited time period. PPACA has expanded eligibility for this program and has extended it for an additional five years. Since January 2007, states may include home and community based services as optional services under their Medicaid state plans. States must establish needs based criteria for the services, and more stringent needs based criteria for nursing home services. PPACA expands the services that states may provide and limits their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

        CMS has a rule, known as the "60% Rule," which, as amended by the Medicare, Medicaid and SCHIP Extension Act of 2007, or the SCHIP Extension Act, generally provides that to be considered an IRF and receive reimbursement for services under the IRF PPS, at least 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. Under the 60% Rule, to maintain their Medicare revenue levels, many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenue or both. If Five Star is unable to maintain compliance with this requirement at our rehabilitation hospitals, or if it were determined by retroactive audit not to have complied, Five Star's Medicare rates at these hospitals could be materially adversely affected.

        Medicare reimburses IRFs under a per discharge prospective payment system implemented pursuant to the BBA. The PPS classifies patients into case mix groups based on their clinical characteristics and expected resource needs and CMS calculates separate payment rates for each group. Payments under the PPS cover substantially all costs of furnishing covered inpatient rehabilitation services, and capital costs are not facility-specific. CMS updates PPS payments for IRFs each year by a market basket update to account for inflation, and periodically implements changes to the case mix groups and payment rates. For Medicare payments to IRFs on and after April 1, 2008, CMS froze Medicare inflation related rate increases at zero percent for federal fiscal years 2008 and 2009, as required by the SCHIP Extension Act. This freeze on increases reduced rates by 3.2% for discharges on and after April 1, 2008. Also, in July 2008, CMS issued a rule updating the Medicare IRF prospective rate formulas that took effect in federal fiscal year 2009. The rule recalculated the weights assigned to patient case mix groups that are used to calculate Medicare rates and reset the outlier threshold for high-cost cases to maintain estimated outlier payments at 3% of total estimated IRF payments. CMS estimated that the changes contained in the rule would result in a decrease of 0.7% to total Medicare payments to IRFs for federal fiscal year 2009. Effective on October 1, 2009, CMS adopted rules that it estimated would increase aggregate Medicare payments to IRFs by approximately 2.5% in federal fiscal year 2010. CMS also adopted rules revising and clarifying the coverage criteria for Medicare patients in IRFs, that took effect on January 1, 2010. These regulations include criteria for patient selection, treatment planning, coordination of care, and professional training and experience. Effective on October 1, 2010, CMS has adopted rules that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011.

        Medicare, Medicaid and other federal or state healthcare reimbursement programs subject our tenants who participate in such programs to federal and state laws that prohibit anyone from presenting, or causing to be presented, claims for reimbursement that are false, fraudulent or are for items or services that were not provided as claimed. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and PPACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of the federal Department of Health and Human Services, or DHHS, to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback Law referred to below. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. Fraud and false claims laws vary from state to state and these laws sometimes apply to providers who receive payment from private insurers or other sources and those sources do not always interpret claims consistently. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from federal and state health care payment programs. Also, CMS contractors are expanding the retroactive audits of Medicaid claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payors are conducting similar medical necessity and compliance audits. An adverse determination concerning any of our tenants' licenses or eligibility for Medicare or Medicaid reimbursement or the costs of sanctions, penalties and required compliance with applicable federal or state regulations could adversely affect these tenants' abilities to pay their rent to us.

        Certain federal and state laws subject our tenants to regulation of financial arrangements by health care providers relating to referrals, such as the federal Anti-Kickback Law, the federal physician referral laws known as the Stark Laws, and certain state referral laws and anti-kickback laws. The federal Anti-Kickback Law makes it unlawful for any person to offer or pay or to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid program or other federally funded programs. Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral. If a tenant were to violate the federal Anti-Kickback Law, it could face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid, which could adversely affect its ability to pay its rents. While we require our tenants to comply with all laws that regulate the operation of our senior living properties, it is impossible to predict how our properties or tenants' ability to pay their rents could be affected if any of our tenants were subject to an action alleging such violations.

        Federal and state laws designed to protect the confidentiality and security of individual patient health and financial information apply to our tenants. DHHS has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act that govern our tenants' use and disclosure of health information at certain HIPAA covered healthcare facilities. The costs to comply with these rules may adversely affect the abilities of our tenants to pay their rent to us.

        Members of Congress have introduced, federal and state agencies have proposed, and some state governments are considering legislative and regulatory proposals that include repeal of PPACA or sections of PPACA, denial of funding for government agencies to implement provisions of PPACA, the option of block grants for states rather than federal matching money for certain state Medicaid services, additional Medicare and Medicaid enforcement programs and federal and state cost containment measures. We are unable to predict whether such proposals or variants of them will be adopted or, if adopted, the impact they may have on our tenants' businesses or financial conditions.

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

        For additional information on competition and the risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

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

Internet Website.

        Our internet website address is www.snhreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Reporting.

        As of December 31, 2010, we have three operating segments. The first operating segment provides short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. The second operating segment provides medical related services where residential overnight stays or dining services are not provided. Properties in this segment include our MOBs. The third operating segment includes specialized facilities that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment. See our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

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

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is:

  •
  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  •
  an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2010 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return. Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

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

        Our Relationship with Five Star.    On December 31, 2001, we and CWH spun off substantially all of our Five Star common shares. In August 2009, we closed a mortgage financing with FNMA, and in connection with the FNMA transaction, we realigned our leases with Five Star. Pursuant to the terms of the realignment agreement, we also purchased 3,200,000 common shares from Five Star, which, when aggregated with our prior ownership of Five Star common shares, then represented approximately 9.1% of the total common shares of Five Star outstanding (approximately 9.0% as of December 31, 2010), determined after this new issuance. Our leases with Five Star, Five Star's charter, the transaction agreement governing the 2001 spin off, and the realignment agreement collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

        Leases with Taxable REIT Subsidiaries.    In certain future circumstances, we may find it advantageous to lease properties to one or more taxable REIT subsidiaries. For example, in response to a lease default or expiration, we may choose to lease a reclaimed qualified health care property to a taxable REIT subsidiary, which in turn would engage an eligible independent contractor (within the meaning of Section 856(d)(9)(A) of the IRC) to manage and operate the property. For these purposes, a qualified health care property is defined in Section 856(e)(6)(D)(i) of the IRC and includes both health care facilities and property necessary or incidental to the use of a health care facility. In any such transaction involving a taxable REIT subsidiary, our intent would be that the rents paid to us by the taxable REIT subsidiary would qualify as "rents from real property" under the REIT gross income tests summarized above.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten year period could be subject to tax under these rules. Notwithstanding the ten year recognition period otherwise prescribed, the recognition period is reduced from ten to five years for the 2011 tax year. Thus, for example, any 2011 disposition of assets that we acquired in the January 11, 2002 transaction would not attract corporate level tax. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

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

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        For taxable years beginning after December 31, 2012, U.S. holders who are individuals, estates or trusts will generally be required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2012. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        After December 31, 2012, the reporting obligations of non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons are increased. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The U.S. Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

        As of December 31, 2010, Five Star pays approximately 49% of our total annualized rental income and operates approximately 54% of our assets, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to a revolving line of credit from a financial institution for $35.0 million maturing in March 2013, Five Star has limited resources and has substantial lease obligations to us and others. Five Star's business is subject to a number of risks, including the following:

  •
  Five Star has high operating leverage. A small percentage decline in Five Star's revenue or increase in Five Star's expenses could have a material negative impact on Five Star's operating results;

  •
  Medicare and Medicaid payments account for some of Five Star's total revenues. A reduction in these payment rates or a failure of these payment rates to match Five Star's cost increases may materially adversely affect Five Star;

  •
  Current general economic conditions may adversely affect Five Star's operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, the current slowing of the housing market may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star facilities and reducing Five Star's occupancies, revenues and operating income;

  •
  Five Star's growth strategy, including recent acquisitions, may not succeed and may result in reduced profits or recurring losses;

  •
  Increases in liability insurance costs have in the past negatively impacted Five Star's operating results and may adversely impact its future results;

  •
  Increases in labor costs could have a material adverse effect on Five Star; and

  •
  Extensive regulation applicable to Five Star's business increases Five Star's costs and may result in losses.

        If Five Star's operations are unprofitable, Five Star may default its rent obligations to us. Additionally, if Five Star were to fail to provide quality services, our income from these properties may be adversely affected. Further if we were required to replace Five Star as our tenant, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Five Star may not be able to profitably operate the two rehabilitation hospitals we own.

        We lease two rehabilitation hospitals to Five Star. Medicare pays a significant amount of the revenues at these rehabilitation hospitals and these hospitals may be subject to prospective or retroactive rate adjustments. For example, during Medicare cost periods, 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions, and if the hospitals' operations do not remain in compliance with this 60% rule, CMS may reclassify these facilities as a different type of Medicare provider that would lower their reimbursement rates. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. Five Star may be required to make substantial repayments to Medicare if the auditors make such findings. Unprofitable operations at these hospitals could jeopardize Five Star's ability to pay rent to us.

Sunrise's operation of our properties may adversely affect us.

        In March 2003, Marriott sold its subsidiary, MSLS, to Sunrise. In 2010, Sunrise's annual rent to us for the 14 properties it leases was $32.5 million, or 8% of our total annualized rental income. Sunrise has recently reported significant losses and Sunrise may become unable to pay rent due to us. Although this rent is guaranteed by Marriott, which formerly owned Sunrise, Marriott is no longer in the senior living business and Marriott may be unwilling or unable to assume these operations. Moreover, if Marriott assumes these operations pursuant to its guarantee or if some other operator assumes these operations after a Sunrise default, these operations may deteriorate and the value of our investment in these properties may decline materially.

Some of our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

        In some states, advocacy groups monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigations by skilled nursing facility patients, assisted and independent living facility residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

        Eight percent (8%) of our annual rents come from properties where a majority of the operating revenues are received from the Medicare and Medicaid programs. Even at properties where less than a majority of the revenues come from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. CMS and some members of Congress have proposed Medicare and Medicaid policy changes and rate reductions to be phased in during the next several years. PPACA includes provisions that reduce annual Medicare rate updates that may result in future Medicare payment rates being less than we believe may be required for some of our tenants to properly operate their businesses conducted on our properties. Some of the states in which our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs, have frozen or reduced Medicaid rates, or are likely to freeze or reduce Medicaid rates. Most states are experiencing difficult fiscal conditions, increasing the likelihood of Medicaid rate reductions, freezes or increases that are insufficient to offset increasing operating costs of some of our tenants. Also, the federal government has extended certain increases in federal payments to states for Medicaid programs in effect since October 1, 2008 for an additional six months through June 30, 2011, but at substantially reduced levels. We expect the phasing out of these temporary federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions. Some state budget deficits are likely to increase, and it is possible that some states may reduce or freeze Medicaid payments to some of our tenants as part of an effort to balance their budgets. We expect that Medicaid rate increases will be less than cost increases experienced by some of our tenants. Because of the current federal budget deficit and other federal priorities, we are unable to estimate how recent or future Medicare and Medicaid policy changes or rate changes will affect certain tenants. If and to the extent Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in our tenants' operating costs, it could have a material adverse effect on the ability of some of our tenants, including Five Star, to pay rent to us.

Provisions of the Patient Protection and Affordable Care Act could adversely affect our tenants.

        PPACA contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. These inherently contradictory goals may not be achieved. Under PPACA, beginning in federal fiscal year 2012, a productivity adjustment will reduce the Medicare SNF and IRF Medicare basket updates for inflation, which may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF update for inflation by 0.25% for federal fiscal years 2010 and 2011, for discharges on and after April 1, 2010. PPACA will reduce future Medicare IRF updates for inflation by amounts ranging from 0.1% to 0.3% for federal fiscal years 2012 through 2016, and by 0.75% for federal fiscal years 2017 through 2019. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs, or of the insurance, payment, and healthcare delivery systems changes contained in and to be developed pursuant to PPACA on our tenants. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants' increasing expenses or other circumstances that could have a material adverse effect on our tenants' abilities to pay rent to us.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in the end of 2010, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to pay rent to us.

Risks Related to Our Business

If the current weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living facilities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. From 2008 through 2010, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior housing properties specifically, experienced declines in occupancy, revenues and profitability in 2010 that are expected to continue into 2011 and potentially beyond 2011. For example, the inability for seniors to sell their houses has likely caused some not to relocate to our senior living properties, discretionary medical expenditures are often deferred during weak economic periods causing some of our MOB tenants to reduce their space needs and the operations at our wellness centers may be adversely impacted by the deteriorating economic conditions if consumers reduce discretionary spending for wellness activities. If the current economic weakness in the United States continues or gets worse, our operating and financial results likely will decline.

We may be unable to access the capital necessary to repay debts or fund required distributions to remain a REIT.

        We have large amounts of debts which will need to be refinanced within the next three years. For example, our $550.0 million revolving credit facility will expire in December 2011 and $225.0 million of our unsecured senior notes will mature in January 2012. At this time, it is unclear whether we will be able to refinance these debt maturities or the cost and other terms which we may incur to accomplish such refinancings. Although capital market conditions have recently improved, the availability and cost of credit continue to be volatile, and the number of institutions active in lending to the healthcare sector is relatively limited compared to some other parts of the real estate industry. Moreover, if we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed revolving credit facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size; and we expect that, due to increased credit spreads in current market conditions, the cost of borrowings under a renewed revolving credit facility if it is available will be materially higher than our current revolving credit facility. Nonpayment at maturity or other defaults on our revolving credit facility or any of our other debt will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we are generally not able to retain sufficient cash from operations to repay debts, invest in our properties and fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Because of the significant reduction in the past two years in the amount of capital available to businesses on a global basis, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our shares:

  •
  Funds borrowed under our revolving credit facility bear interest at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions.

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

        Various governmental authorities mandate certain physical characteristics of senior housing properties, hospitals, clinics, other health care facilities and biotech laboratories. Changes in these regulations may require significant expenditures. Our leases, other than our MOB leases, generally require our tenants to maintain our properties in compliance with applicable laws, and we try to monitor their compliance. However, our tentants may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants' financial resources may be insufficient to meet increased rental obligations to us.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare facilities to comply with extensive standards governing operations. Various laws administered by the FDA and other agencies extensively regulate the operations of our tenants who operate biotech laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Various laws prohibit fraud by senior living operators, hospitals and other healthcare facilities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil or criminal penalties, treble damages and other governmental sanctions. Healthcare facilities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. The FDA may also withdraw approvals or limit approvals held by biotech laboratories, recall products, or suspend production by biotech laboratories. When quality of care deficiencies or improper billing are identified, various laws may authorize sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight, temporary management or loss of licensure. Our tenants receive notices of potential sanctions and remedies from time to time, and authorities impose such sanctions from time to time on our facilities which they operate. If our tenants are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants. Federal and state requirements for change in control of healthcare facilities, including, as applicable, approvals of the proposed operator for licensure, certificate of need, and Medicare and Medicaid participation, may also limit or delay our ability to identify substitute tenants. If any of our tenants becomes unable to operate our properties or to pay our rents because it has violated government regulations or payment laws, we may have difficulty finding a substitute tenant and the value of an affected property may decline materially.

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

        Until recently, a large number of new assisted living properties were being developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required lesser amounts of care. Historically, state requirements of obtaining certificates of need to develop new properties have somewhat protected nursing homes from competition; however, many states are eliminating these barriers. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living facilities or other elderly care alternatives such as home healthcare expand their businesses. Each of our tenants face similar risks. These competition risks may prevent our tenants and operators from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases.

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

  •
  property and casualty losses, some of which may be uninsured; and

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act.

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

        As of February 24, 2011, we have $1.3 billion in debt outstanding, which was 39% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. AIC's business involves the risks typical of insurance businesses. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

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

        RMR also acts as the manager for three other publicly traded REITs: CWH, which primarily owns and operates office and industrial buildings and leased industrial land; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, our largest tenant, and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and Five Star create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our funds from operations per share, as defined in our business management agreement with RMR. We also pay RMR property management fees for the properties in our MOB portfolio based in part upon the gross rents we collect from tenants and the cost of construction we incur, as defined in our property management agreement with RMR. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, even if they are without merit.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a Managing Director of Five Star. RMR provides management services to both us and Five Star. As of December 31, 2010, our leases with Five Star accounted for 49% of our annual rents. In the future, we expect to do additional business with Five Star. We believe that our current leases and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to both us and Five Star. Although our transactions with Five Star have been approved by our Independent Trustees because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland and other laws, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our declaration of trust prohibits any shareholder other than CWH, RMR and their affiliates from owning more than 9.8% in value or in number of our outstanding shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland and other laws may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, and, in each case, until a successor is elected and qualifies, which could delay a change in our control;

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

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators;

  •
  a requirement that a shareholder who desires to nominate a person for election as Trustees or to propose other business not approved by our Board of Trustees at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (i) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (ii) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Trustees; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for our shares they own or otherwise effect a change of our policies.

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

        Our declaration of trust and indemnity contracts require us to indemnify our Trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies.

Disputes with Five Star, CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with Five Star, CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against Five Star, CWH, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT corporations that pay dividends, thereby reducing the demand and market price of our shares.

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

        We conduct substantially all of our business through, and all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Subsidiaries owning substantially all of our assets have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, as of February 24, 2011, our subsidiaries had $652.7 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

        Our notes and certain other obligations are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our notes or certain other obligations at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2010, we had real estate investments totaling $3.8 billion, at undepreciated cost, after impairment write downs, in 320 properties. At December 31, 2010, 64 properties with an aggregate cost of $921.4 million were mortgaged or subject to capital lease obligations totaling $654.0 million.

        The following table summarizes some information about our properties as of December 31, 2010. All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Net Book Value
Alabama	5	$29,281	$26,232
Arizona	9	114,755	88,029
California	21	563,333	516,462
Colorado	9	43,265	28,706
Connecticut	2	9,440	9,440
Delaware	6	87,760	71,672
Florida	17	347,111	268,260
Georgia	18	144,587	128,901
Illinois	4	80,738	65,151
Indiana	11	119,123	108,587
Iowa	6	14,108	8,869
Kansas	4	56,372	47,734
Kentucky	9	93,935	71,004
Maryland	13	180,927	150,729
Massachusetts	23	214,778	186,118
Michigan	5	16,836	13,486
Minnesota	4	71,123	66,205
Mississippi	2	13,028	11,720
Missouri	1	2,445	1,596
Nebraska	13	61,409	52,963
New Jersey	4	71,671	55,778
New Mexico	10	103,881	95,337
New York	4	67,635	64,348
North Carolina	6	61,390	57,093
Ohio	3	44,601	35,110
Oklahoma	4	28,338	27,454
Pennsylvania	19	157,232	130,080
Rhode Island	1	10,598	9,958
South Carolina	15	72,900	64,789
South Dakota	3	7,589	4,081
Tennessee	10	48,389	41,198
Texas	18	331,425	285,426
Virginia	15	153,910	120,087
Washington	1	5,193	2,787
Washington, D.C.	2	62,283	60,784
Wisconsin	21	262,125	242,147
Wyoming	2	8,198	4,519

Total	320	$3,761,712	$3,222,840

        Of the properties listed above, 226 are senior living communities, two are rehabilitation hospitals, 82 are MOBs and 10 are wellness centers.

Item 3.    Legal Proceedings.

        None.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE.

	High	Low
2009
First Quarter	$18.45	$10.68
Second Quarter	18.37	13.34
Third Quarter	22.13	15.01
Fourth Quarter	22.80	18.19
2010
First Quarter	$22.57	$19.59
Second Quarter	23.36	19.25
Third Quarter	24.57	19.31
Fourth Quarter	25.28	20.42

        The closing price of our common shares on the NYSE on February 23, 2011 was $22.88.

        As of February 18, 2011, the record date for our annual meeting, there were approximately 2,300 shareholders of record, and we estimate that as of such date there were approximately 71,000 beneficial owners of our common shares.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2010	2009
First Quarter	$0.36	$0.35
Second Quarter	0.36	0.36
Third Quarter	0.37	0.36
Fourth Quarter	0.37	0.36

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

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Amounts are in thousands, except per share information.

	2010	2009	2008	2007	2006
Income Statement Data:
Rental income(1)	$339,009	$296,777	$233,210	$185,936	$178,372
Net income(2)(3)	116,485	109,715	106,511	85,303	66,101
Common distributions declared(4)	191,387	177,238	153,462	117,215	96,782
Weighted average shares outstanding	128,092	121,863	105,153	83,168	72,529
Per Common Share Data:
Net income(2)(3)	$0.91	$0.90	$1.01	$1.03	$0.91
Cash distributions declared to common shareholders(4)	1.46	1.43	1.40	1.38	1.32
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$3,761,712	$3,317,983	$2,807,256	$1,940,347	$1,814,358
Total assets	3,392,656	2,987,926	2,496,874	1,701,894	1,584,897
Total indebtedness	1,204,890	1,042,219	730,433	426,852	545,085
Total shareholders' equity	2,127,977	1,900,650	1,731,358	1,249,410	1,019,466

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

(2)
Includes an impairment of assets charge of $6.0 million ($0.05 per share) and loss on early extinguishment of debt of $2.4 million ($0.02 per share) in 2010. Includes an impairment of assets charge of $15.5 million ($0.13 per share) in 2009. Includes an impairment of assets charge of $8.4 million ($0.08 per share) in 2008. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $2.0 million ($0.02 per share) in 2007. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $6.5 million ($0.09 per share) in 2006.

(3)
Includes a gain on sale of properties of $109,000 (less than $0.01 per share), $397,000 (less than $0.01 per share) and $266,000 (less than $0.01 per share) in 2010, 2009 and 2008, respectively. Includes a loss on sale of properties of $21,000 (less than $0.01 per share) in 2006.

(4)
On January 4, 2011, we declared a distribution of $0.37 per share, or $52.5 million, to be paid to common shareholders of record on January 14, 2011. This distribution was paid on February 11, 2011.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW
(Dollars in thousands except per living unit/bed or square foot data)

(As of December 31, 2010)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Investment	Annualized Rental Income(2)	% of Annualized Rental Income
Facility Type
Independent living communities(3)	43	11,524		$1,137,193	30.2%	$112,293	28.7%
Assisted living facilities(3)	131	9,342		1,035,639	27.5%	96,346	24.6%
Skilled nursing facilities(3)	52	5,514		225,629	6.0%	19,734	5.1%
Rehabilitation hospitals	2	364		69,075	1.9%	10,323	2.6%
Wellness centers	10	812,000	sq. ft.	180,017	4.8%	17,337	4.4%
MOBs	82	5,162,635	sq. ft.	1,114,159	29.6%	135,381	34.6%

Total	320			$3,761,712	100.0%	$391,414	100.0%

Tenant/Operator
Five Star (Lease No. 1)	88	6,421		$632,136	16.8%	$54,271	13.9%
Five Star (Lease No. 2)	46	5,885		512,519	13.6%	50,464	12.9%
Five Star (Lease No. 3)	28	5,618		632,678	16.8%	63,160	16.1%
Five Star (Lease No. 4)	26	2,720		254,822	6.8%	23,341	6.0%
Sunrise/Marriott(4)	14	4,091		325,165	8.7%	32,493	8.3%
Brookdale	18	894		61,122	1.6%	8,443	2.1%
6 private companies (combined)	8	1,115		49,094	1.3%	6,524	1.7%
Wellness centers	10	812,000	sq. ft.	180,017	4.8%	17,337	4.4%
Multi-tenant MOBs	82	5,162,635	sq. ft.	1,114,159	29.6%	135,381	34.6%

Total	320			$3,761,712	100.0%	$391,414	100.0%

Tenant Operating Statistics(5)

	Rent Coverage		Occupancy		Annualized Rental Income per Living Unit, Bed or Square Foot(6)
	2010	2009	2010	2009	2010	2009
Five Star (Lease No. 1)	1.26x	1.28x	87%	88%	$8,452	$8,325
Five Star (Lease No. 2)(7)	1.34x	1.29x	82%	83%	$7,271	$6,992
Five Star (Lease No. 3)	1.51x	1.54x	88%	90%	$11,242	$11,010
Five Star (Lease No. 4)	1.12x	1.09x	84%	85%	$8,581	$8,450
Sunrise/Marriott(4)	1.35x	1.38x	90%	90%	$7,943	$7,914
Brookdale	2.18x	2.09x	93%	92%	$9,444	$9,153
6 private companies (combined)	2.14x	1.96x	85%	84%	$5,851	$6,204
Wellness centers(8)	2.18x	2.33x	100%	100%	NA	NA
Multi-tenant MOBs(9)	NA	NA	97%	98%	$26	$27

Tenant Operating Statistics (continued)(5)

	Short and Long Term Residential Care Facilities Percentage of Operating Revenue Sources
	Private Pay(10)		Medicare		Medicaid
	2010	2009	2010	2009	2010	2009
Five Star (Lease No. 1)	65%	61%	12%	14%	23%	25%
Five Star (Lease No. 2)	52%	53%	33%	32%	15%	15%
Five Star (Lease No. 3)	87%	86%	12%	13%	1%	1%
Five Star (Lease No. 4)	66%	67%	14%	14%	20%	19%
Sunrise/Marriott(4)	74%	68%	23%	28%	3%	4%
Brookdale	99%	100%	—	—	1%	—
6 private companies (combined)	23%	23%	24%	24%	52%	53%

(1)
Amounts are before depreciation, but after impairment write downs, if any.

(2)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization in certain of our MOBs and wellness centers. Includes percentage rents totaling $10.3 million based on increases in gross revenues at certain short and long term residential care facilities.

(3)
Properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(4)
Marriott International, Inc. guarantees this lease.

(5)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(6)
Represents annualized rental income by lease divided by the number of living units, beds or square feet leased at December 31, 2010 and 2009.

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

(10)
Private pay excludes revenues from the Medicare and Medicaid programs.

        The following tables set forth information regarding lease expirations as of December 31, 2010 (dollars in thousands):

						Cumulative Percentage of Annualized Rental Income Expiring
	Annualized Rental Income(1)				Percent of Total Annualized Rental Income Expiring
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total
2011	$—	$6,611	$—	$6,611	1.7%	1.7%
2012	—	14,660	—	14,660	3.7%	5.4%
2013	32,493	8,293	—	40,786	10.4%	15.8%
2014	—	16,505	—	16,505	4.2%	20.0%
2015	3,013	15,148	—	18,161	4.6%	24.6%
2016	2,912	9,135	—	12,047	3.1%	27.7%
2017	31,784	10,021	—	41,805	10.7%	38.4%
2018	—	3,605	—	3,605	0.9%	39.3%
2019	599	23,579	—	24,178	6.2%	45.5%
2020 and after	167,895	27,824	17,337	213,056	54.5%	100.0%

Total	$238,696	$135,381	$17,337	$391,414	100.0%

Average remaining lease term for all properties (weighted by rent): 10.7 years

(1)
Annualized rental income is rents pursuant to signed leases as of 12/31/2010, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization in certain of our MOBs and wellness centers. Includes percentage rents totaling $10.3 million based on increases in gross revenues at certain short and long term residential care facilities.

	Number of Tenants
						Cumulative Percentage of Number of Tenants Expiring
Year	Short and Long Term Residential Care Facilities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring
2011	—	72	—	72	17.8%	17.8%
2012	—	70	—	70	17.3%	35.1%
2013	1	43	—	44	10.9%	46.0%
2014	—	62	—	62	15.3%	61.3%
2015	3	50	—	53	13.1%	74.4%
2016	2	27	—	29	7.2%	81.6%
2017	2	21	—	23	5.7%	87.3%
2018	—	14	—	14	3.4%	90.7%
2019	1	15	—	16	3.9%	94.6%
2020 and after	3	17	2	22	5.4%	100.0%

Total	12	391	2	405	100.0%

 Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units/Beds			Square Feet
Year	Short and Long Term Residential Care Facilities (Units/Beds)	Percent of Total Living Units/Beds Expiring	Cumulative Percentage of Total Living Units/Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2011	—	0.0%	0.0%	136,683	—	136,683	2.3%	2.3%
2012	—	0.0%	0.0%	577,686	—	577,686	9.9%	12.2%
2013	4,091	15.3%	15.3%	228,133	—	228,133	3.9%	16.1%
2014	—	0.0%	15.3%	786,174	—	786,174	13.5%	29.6%
2015	423	1.6%	16.9%	634,637	—	634,637	10.9%	40.5%
2016	517	1.9%	18.8%	374,672	—	374,672	6.4%	46.9%
2017	3,614	13.5%	32.3%	402,154	—	402,154	6.9%	53.8%
2018	—	0.0%	32.3%	102,234	—	102,234	1.8%	55.6%
2019	175	0.7%	33.0%	793,347	—	793,347	13.6%	69.2%
2020 and after	17,924	67.0%	100.0%	972,724	812,000	1,784,724	30.8%	100.0%

Total	26,744	100.0%		5,008,444	812,000	5,820,444	100.0%

RESULTS OF OPERATIONS

        The following information should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	Change	% Change
	(in thousands, except per share amounts)
Rental income:
Short and long term residential care facilities	$239,258	$227,926	$11,332	5.0%
MOBs	84,048	53,241	30,807	57.9%
All Other	15,703	15,610	93	0.6%

Total rental income	339,009	296,777	42,232	14.2%

Expenses:
Depreciation	90,409	78,583	11,826	15.0%
Property operating expenses	19,195	14,273	4,922	34.5%
General and administrative	21,865	19,899	1,966	9.9%
Acquisition related costs	3,610	3,327	283	8.5%

Total expenses	135,079	116,082	18,997	16.4%

Operating income	203,930	180,695	23,235	12.9%
Interest and other income	1,162	1,003	159	15.9%
Interest expense	(80,017)	(56,404)	(23,613)	(41.9)%
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Impairment of assets	(5,965)	(15,530)	9,565	61.6%
Gain on sale of properties	109	397	(288)	(72.5)%
Equity in losses of an investee	(1)	(134)	133	99.3%

Income before income tax expense	116,785	110,027	6,758	6.1%
Income tax expense	(300)	(312)	12	3.8%

Net income	$116,485	$109,715	$6,770	6.2%

Weighted average shares outstanding	128,092	121,863	6,229	5.1%

Net income per share	$0.91	$0.90	$0.01	1.1%

        Rental income.    Rental income for our short and long term residential care facilities segment increased because of rents from 11 facilities we acquired since January 1, 2009, offset by a reduction in rental income resulting from the sale of two facilities during 2009 and four facilities during 2010. Rental income for our MOB segment increased because of rents from 46 MOBs we acquired since January 1, 2009, offset by a reduction in rental income resulting from the sale of two MOBs during 2009.

        Total expenses.    Depreciation expense for the year ended December 31, 2010 increased because of our property acquisitions since January 1, 2009. The increase in property operating expenses for the year ended December 31, 2010 is the result of our acquisition of 46 MOBs since January 1, 2009. General and administrative expenses also increased during the year ended December 31, 2010 principally due to our acquisitions since January 1, 2009.

        Interest expense.    Interest expense increased because of interest on our $512.9 million FNMA mortgage financing entered in August 2009, the amortization of $13.6 million of deferred financing fees incurred in connection with this mortgage financing and the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010. These increases were offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility at lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $39.5 million and 1.1%, and $134.5 million and 1.3%, for the years ended December 31, 2010 and 2009, respectively.

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

        Impairment of assets.    During the year ended December 31, 2010, we recognized an impairment of assets charge of approximately $6.0 million related to seven properties, four of which were sold in August 2010, to reduce the carrying value of these properties to their estimated sale prices less costs to sell. During the year ended December 31, 2009, we recognized an impairment of assets charge of approximately $15.5 million related to 11 properties, three and one of which were sold in 2010 and 2009, respectively, to reduce the carrying value of these properties to their estimated sales price less costs to sell.

        Gain on sale of properties.    In August 2010, we sold four skilled nursing facilities for an aggregate sales price of approximately $1.5 million. We recognized a gain on sale of approximately $109,000 on the sale of these properties. In October and November 2009, we sold two skilled nursing facilities for $1.9 million and recognized a gain on sale of approximately $397,000 on the sale of these properties. These properties were leased to Five Star.

        Net income.    Net income increased because of the changes in revenues and expenses described above. Net income per share increased because of the changes in revenues and expenses described above offset by the increase in our weighted average number of shares outstanding (resulting from our issuances of common shares in December 2010 and February and September 2009).

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	Change	% Change
	(in thousands, except per share amounts)
Rental income:
Short and long term residential care facilities	$227,926	$211,131	$16,795	8.0%
MOBs	53,241	12,272	40,969	333.8%
All Other	15,610	9,807	5,803	59.2%

Total rental income	296,777	233,210	63,567	27.3%

Expenses:
Depreciation	78,583	60,831	17,752	29.2%
Property operating expenses	14,273	2,792	11,481	411.2%
General and administrative	19,899	16,873	3,026	17.9%
Acquisition related costs	3,327	—	3,327	—

Total expenses	116,082	80,496	35,586	44.2%

Operating income	180,695	152,714	27,981	18.3%
Interest and other income	1,003	2,327	(1,324)	(56.9)%
Interest expense	(56,404)	(40,154)	(16,250)	(40.5)%
Impairment of assets	(15,530)	(8,379)	(7,151)	(85.3)%
Gain on sale of properties	397	266	131	49.2%
Equity in losses of an investee	(134)	—	(134)	—

Income before income tax expense	110,027	106,774	3,253	3.0%
Income tax expense	(312)	(263)	(49)	(18.6)%

Net income	$109,715	$106,511	$3,204	3.0%

Weighted average shares outstanding	121,863	105,153	16,710	15.9%

Net income per share	$0.90	$1.01	$(0.11)	(10.9)%

        Rental income.    Rental income for our short and long term residential care facilities segment increased because of rents from 41 facilities we acquired since January 1, 2008, offset by a reduction in rental income resulting from the sale of three facilities during 2008 and two facilities during 2009. Rental income for our MOB segment increased because of rents from 58 MOBs we acquired since January 1, 2008, offset by a reduction in rental income resulting from the sale of two MOBs during 2009. Rental income for our All Other segment increased because of rents from four wellness centers we acquired in August 2008.

        Total expenses.    Depreciation expense for the year ended December 31, 2009 increased because of our property acquisitions since January 1, 2008. The increase in property operating expenses for the year ended December 31, 2009 is the result of our acquisition of 56 MOBs since January 1, 2008. General and administrative expenses also increased during the year ended December 31, 2009 principally due to our acquisitions since January 1, 2008. Commencing January 1, 2009, acquisition costs are expensed under The Business Combinations Topic of The FASB Accounting Standards Codification TM.

        Interest expense.    Interest expense increased because of interest on our $512.9 million FNMA mortgage financing entered in August 2009 with a weighted average interest rate of 6.59% at the time of issuance, the amortization of $12.7 million of deferred financing fees incurred in connection with this mortgage financing and greater amounts outstanding under our revolving credit facility offset by lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $134.5 million and 1.3%, and $70.2 million and 4.7%, for the years ended December 31, 2009 and 2008, respectively.

        Impairment of assets.    During the years ended December 31, 2009 and 2008, we recognized an impairment of assets charge of $15.5 million and $8.4 million, respectively, related to 11 properties and four properties, respectively.

        Gain on sale of properties.    In October and November 2009, we sold two skilled nursing facilities for $1.9 million and recognized a gain on sale of these properties of approximately $397,000. In July 2008, we sold three assisted living facilities for $21.4 million and recognized a gain on sale of these properties of approximately $266,000.

        Net income.    Net income increased because of the changes in revenues and expenses described above. Net income per share decreased due to the effect of an increase in our weighted average number of shares outstanding resulting from our issuances of common shares in February and June 2008 and February and September 2009 offset by the changes in revenues described above.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and the foreseeable future after the next 12 months. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or improve the occupancy of, and the current rental rates at, our properties;

  •
  control operating cost increases at our MOB properties; and

  •
  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

        We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential facility tenants monthly, quarterly or annually. During the year ended December 31, 2010, we generated $215.3 million of cash from operations. The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non cash items. Net income and the non cash items increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

        At December 31, 2010, we had $10.9 million of cash and cash equivalents and $422.0 million available under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders. This revolving credit facility permits us to borrow up to $550.0 million. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a spread. At December 31, 2010, the weighted average interest rate payable on our revolving credit facility was 1.06%. As of December 31, 2010 and February 24, 2011, we had $128.0 million and $5.0 million, respectively, outstanding under this revolving credit facility. This revolving credit facility matures in December 2011. We are currently monitoring market conditions for comparable revolving credit facilities and expect to refinance our revolving credit facility prior to its maturity.

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

        As described above, in April 2010, we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010. As a result of this redemption, we recorded a loss on early extinguishment of debt of approximately $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees and debt discount of approximately $1.1 million.

        In April 2010, we acquired one MOB with 14,695 square feet located in Wheat Ridge, Colorado for approximately $4.5 million, excluding closing costs. Upon acquisition, this property was 100% leased to Clear Creek Surgery Center LLC for approximately 9.8 years. We funded this acquisition using cash on hand and by assuming a mortgage loan for approximately $2.5 million at interest of 6.73% per annum.

        In June 2010, we acquired one MOB with 55,800 square feet located in Lubbock, Texas for approximately $12.2 million, excluding closing costs. Upon acquisition, this property was 100% leased to Covenant Health System for approximately 14.0 years. We funded this acquisition using cash on hand.

        In August 2010, we sold four skilled nursing facilities located in Nebraska with an aggregate 196 licensed beds for an aggregate sales price of approximately $1.5 million. We recognized a gain on sale of these properties of approximately $109,000. These properties were leased to Five Star.

        In September 2010, we acquired one MOB with 64,860 square feet located in Buffalo Grove, Illinois for approximately $18.4 million, excluding closing costs. Upon acquisition, this property was 88% leased to seven tenants for a weighted (by rents) average lease term of approximately 7.5 years. We funded this acquisition using cash on hand.

        In September 2010, we acquired one MOB with 38,030 square feet located in Conyers, Georgia for approximately $9.8 million, excluding closing costs. Upon acquisition, this property was 91% leased to seven tenants for a weighted (by rents) average lease term of approximately 8.3 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In October 2010, we acquired one MOB with 58,605 square feet located in Conroe, Texas for approximately $15.0 million, excluding closing costs. Upon acquisition, this property was 100% leased to Montgomery County Management Company, LLC for approximately 13.8 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In November 2010, we entered into a series of agreements to acquire 27 MOBs located in 12 states from CWH for an aggregate purchase price of approximately $470.0 million. Between November and December 31, 2010, we acquired 21 of these properties containing 2.1 million square feet for approximately $374.1 million, excluding closing costs. In January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95.9 million, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from an equity and debt issuance and borrowings under our revolving credit facility. For more information about our dealings and relationships with CWH, and about the risks which may arise as a result of these related person transactions, please see "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K.

        In December 2010, we issued 14.4 million common shares in a public offering, raising net proceeds of approximately $281.9 million. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding in part the acquisitions described above.

        During 2010, pursuant to the terms of our existing leases with Five Star, we purchased $31.9 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star was increased by approximately $2.6 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

        In January 2011, we sold $250.0 million of unsecured senior notes. The notes require interest at a fixed rate of 4.30% per annum and are due in 2016. Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $245.4 million. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used a portion of the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding in part the acquisitions described above and below.

        In January 2011, we acquired one MOB with 82,854 square feet located in Mendota Heights, Minnesota for approximately $14.2 million, excluding closing costs. Upon acquisition, this property was 100% leased to WuXi AppTec for approximately 8.2 years. We funded this acquisition using cash on hand and proceeds from a debt offering.

        In the recent past, capital markets conditions have been challenging. The availability and cost of credit continue to be volatile, and the number of institutions active in lending to the healthcare sector is relatively limited compared to some other parts of the real estate industry. If we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed revolving credit facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size.

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

        On January 4, 2011, we declared a quarterly distribution of $0.37 per common share, or $52.5 million, to our common shareholders for the quarter ended December 31, 2010. This distribution was paid to shareholders on February 11, 2011, using cash on hand and borrowings under our revolving credit facility.

        As of December 31, 2010, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$1,192,435	$136,777	$302,289	$17,274	$736,095
Capital Lease Obligations	14,575	364	897	1,158	12,156
Ground Lease Obligations	2,633	154	342	346	1,791
Interest Expense Obligations(2)	481,357	77,614	109,261	101,242	193,240
Acquisitions(3)	110,020	110,020	—	—	—

Total	$1,801,020	$324,929	$412,789	$120,020	$943,282

(1)
At December 31, 2010, our term debt maturities were as follows: $128.0 million in 2011; $259.2 million in 2012; $29.9 million in 2013; $48.6 million in 2017; $506.4 million in 2019; $200.0 million in 2020; $5.6 million in 2022; and $14.7 million in 2027. In January 2011, we sold $250.0 million of unsecured senior notes due 2016 and fully repaid the amount outstanding on our revolving credit facility.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. In January 2011, we sold $250.0 million of unsecured senior notes due 2016 and fully repaid the amount outstanding on our revolving credit facility.

(3)
At December 31, 2010, there were seven pending MOB acquisitions under agreement to purchase, including six of the 27 MOBs we agreed to acquire from CWH, which we acquired in January 2011 for an aggregate purchase price of $110.0 million. We funded these acquisitions using cash on hand and proceeds from our January 2011 senior note issuance.

        As of February 24, 2011, we have no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, partnerships, other than interest rate caps in connection with our FNMA mortgage loan.

Debt Covenants

        Our principal debt obligations at December 31, 2010 were our unsecured revolving credit facility totaling $128.0 million, two public issues of unsecured senior notes totaling $422.9 million and $639.4 million of mortgages secured by 62 of our properties. These 62 collateralized properties had a net book value of $736.1 million at December 31, 2010. We also have two properties encumbered by capital leases totaling $14.6 million at December 31, 2010. These two properties had a net book value of $18.0 million at December 31, 2010. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of December 31, 2010, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Conduct and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a Director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR has approximately 650 employees and provides management services to other companies in addition to us; and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. In determining the average historical costs of our real estate investments for purposes of determining the management fees payable to RMR, the business management agreement also provides that the MOBs that we acquired from CWH pursuant to agreements that we entered with CWH in 2008 and 2010 are based on CWH's historical costs of those MOBs rather than the purchase prices we paid to CWH for those MOBs; and, the business management agreement was amended in 2008 and 2010 to set forth how the historical costs of those MOBs would be determined. The property management agreement provides for management fees on our MOB properties equal to 3.0% of gross rents and construction supervision fees on those properties equal to 5.0% of construction costs. The aggregate business management and property management fees for 2010, 2009 and 2008 were $19.5 million, including $192,000 as an incentive fee which we expect to be paid in our common shares in March 2011, $17.2 million and $13.4 million, respectively.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211,000, $220,000 and $213,000 for 2010, 2009 and 2008, respectively. These allocated costs are in addition to the business management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf; however, we are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata share of the employment and related expenses of RMR employees who provide on-site property management services and of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2011, and they will automatically renew unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, HPT, GOV, TA and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has also agreed not to provide business management services to any other REIT which is principally engaged in the business of owning senior apartments, congregate communities, assisted living facilities, nursing homes or MOBs, without the consent of a majority of our Independent Trustees. The business and property management agreements also include arbitration provisions for the resolution of disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our 1999 Share Award Plan, or the 1999 Plan, as amended, or our 2003 Share Award Plan, or the 2003 Plan, collectively referred to as the Share Award Plans, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, we granted a total of 66,850 restricted shares to such persons, which had an aggregate value of $1.6 million based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        Five Star is our former subsidiary, Five Star is our largest tenant, and we are Five Star's largest shareholder. On December 31, 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. At the time of this spin off, all of the persons serving as

Five Star's directors were also our Trustees. In order to effect this spin off of Five Star and to govern relations after the spin off, Five Star entered into agreements with us and others, including RMR, CWH and HPT. Since then Five Star has entered into various leases with us and other agreements which include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter on the ability of any person or group to acquire more than 9.8% of any class of Five Star's equity shares without our consent;

  •
  so long as Five Star is a tenant of ours, Five Star will not permit nor take any action that, in our reasonable judgment, might jeopardize our tax status as a REIT;

  •
  we have the option to cancel all of Five Star's rights under the leases it has with us upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock and upon other change in control events affecting Five Star, as defined in those documents including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of disputes, claims and controversies arising from Five Star's leases with us may be referred to binding arbitration proceedings; and

  •
  so long as Five Star is a tenant of ours or so long as Five Star has a business management agreement with RMR, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR without first giving us or such other company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which we or such other company invests.

        As of February 23, 2011, we owned 3.2 million shares of common stock of Five Star, which represented approximately 9.0% of Five Star's outstanding shares common stock.

        RMR provides management services to both us and Five Star; Mr. Barry Portnoy is one of our Managing Trustees and is a Managing Director of Five Star; all of our officers and certain officers of Five Star (specifically Five Star's President and Chief Executive Officer and its Chief Financial Officer and Treasurer) are officers of RMR. Accordingly, the lease transactions between us and Five Star described herein were approved by our Independent Trustees and Five Star's Independent Directors who are not trustees or directors of the other company.

        As of December 31, 2010, we leased 186 senior living communities and two rehabilitation hospitals to Five Star. Under Five Star's leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us under those leases as of December 31, 2010 was $186.8 million, excluding percentage rent based on increases in gross revenues at certain properties. The total rent we recognized from Five Star for the years ended December 31, 2010, 2009 and 2008 was $189.7 million, $178.9 million and $158.6 million, respectively.

        Since January 2010, we engaged in additional transactions with Five Star, including:

  •
  Pursuant to the terms of our leases with Five Star, we purchased approximately $31.9 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.6 million in aggregate for the affected leases.

  •
  In August 2010, at Five Star's request, we sold four skilled nursing facilities in Nebraska with an aggregate 196 licensed beds that were leased to Five Star for an aggregate sales price of approximately $1.5 million, and Five Star's rent to us decreased by approximately $145,000 per year. We recognized a gain of approximately $109,000 on the sale of these properties.

  •
  In November 2010, at Five Star's request, we agreed to sell three skilled nursing facilities in Georgia with an aggregate 329 licensed beds that are leased to Five Star for an aggregate sales price of approximately $18.0 million, and we expect Five Star's annual rent to us to decrease by approximately $1.8 million if and after this sale closes. We expect the sale of these properties to occur during the second quarter of 2011. The sale of these properties is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of our sale of these properties will be completed.

  •
  In January 2011, at Five Star's request, we agreed to sell one assisted living community in Pennsylvania with 70 licensed units that is leased to Five Star for a sales price of approximately $800,000, and we expect Five Star's annual rent to us to decrease by approximately $72,000 if and after this sale closes. We expect the sale of this property to occur during the first quarter of 2011. The sale of this property is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of our sale of this property will be completed.

        CWH was formerly our parent. We were spun off to CWH's shareholders in 1999. At the time of our spin off from CWH, we and CWH entered into a transaction agreement pursuant to which, among other things, we and CWH agreed that so long as CWH owns 10% or more of our common shares, we and CWH engage the same manager or we and CWH have any common managing trustees, (1) CWH will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, without the prior approval of a majority of our Independent Trustees, and (2) we will not make any investment in office buildings, warehouses or malls, including medical office properties and clinical laboratory buildings without the prior approval of a majority of CWH's Independent Trustees.

        In May 2008, concurrently with our purchase of 47 MOBs from CWH for $562.0 million, we and CWH entered into an amendment to that transaction agreement to permit us, rather than CWH, to invest in MOBs. At the same time, CWH granted us a right of first refusal to purchase up to 45 additional identified properties that CWH owned and which were leased to tenants in medical related businesses in the event CWH determines to sell such properties including an indirect sale as a result of a change of control of CWH or subsidiaries which own those properties.

        In November 2010, we entered into a series of agreements for our purchase from CWH of 27 properties which are majority leased as MOBs for an aggregate purchase price of approximately $470.0 million, excluding closing costs. These properties include approximately 2.8 million square feet and were subject to the right of first refusal referred to above. As of January 26, 2011, we had completed the purchase of all 27 of these properties. CWH continues to own 19 properties that remain subject to our right of first refusal. Our 2008 and 2010 purchase agreements with CWH include arbitration provisions for the resolution of disputes, claims and controversies.

        Both we and CWH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and CWH; Frederick N. Zeytoonjian is an Independent Trustee of both us and CWH; and all of our and CWH's officers are officers of RMR. Accordingly, the 2008 and 2010 purchase agreements between us and CWH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star, CWH, HPT, GOV and TA and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and GOV, but he does not serve as a managing director of Five Star or TA. We understand that the other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, Five Star, CWH, HPT, GOV and TA each currently own 14.29% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 24, 2011, we have invested $5.2 million in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010, 2009 and 2008, we recognized losses of $771, $134,000 and $0, respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $275,000. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with RMR, Five Star, CWH and AIC and various individuals and companies related to us and them are summaries and are qualified in their entirety by the terms of certain of those agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, Five Star, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, Five Star, CWH, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

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

        We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, and market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

        Each time we enter a new lease or materially modify an existing lease, we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and fair market value of a leased property, appropriate discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

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

Impact of Government Reimbursement

        Approximately 87% of our current rents from our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay with their own private resources. The remaining 13% of our rents from our senior living properties come from properties where the revenues are more dependent upon Medicare and Medicaid programs. The operations of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to support our rent. However, as discussed under the caption, "Business—Government Regulation and Reimbursement", we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants' increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues.

        PPACA contains insurance changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Under PPACA, beginning in fiscal year 2012, a productivity adjustment will reduce the Medicare SNF and IRF market basket adjustments for inflation that may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF market basket adjustment for inflation by 0.25% for fiscal year 2010, effective for discharges on and after April 1, 2010, and for fiscal year 2011, which began October 1, 2010. PPACA will reduce future IRF Medicare market basket adjustments by amounts ranging from 0.1% to 0.3% for fiscal years 2012 through 2016, and by 0.75% for fiscal years 2017 through 2019. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants' increasing costs or other circumstances that could have a material adverse effect on our tenants' abilities to pay rent to us.

        CMS has adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011, as the result of an annual market basket increase of approximately 2.3% to account for inflation, reduced by a forecast error adjustment of 0.6%. CMS has also adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011.

        Some of the states in which our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced or are expected to freeze or reduce, Medicaid rates. The federal government has extended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008, for six months through June 30, 2011, but at substantially reduced levels. We expect the phasing out of these federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions. Some state budget deficits are likely to increase, and certain states may reduce Medicaid payments to healthcare service providers like some of our tenants as part of an effort to balance their budgets.

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

        At December 31, 2010, our outstanding fixed rate debt included the following (dollars in thousands):

Debt(1)	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$225,000	8.625%	$19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages(2)	303,948	6.71%	20,395	2019	Monthly
Mortgages	48,565	6.54%	3,176	2017	Monthly
Mortgages	31,832	6.97%	2,219	2012	Monthly
Mortgage	14,471	6.91%	1,000	2013	Monthly
Mortgages	11,169	6.11%	682	2013	Monthly
Mortgage	4,307	6.50%	280	2013	Monthly
Mortgage	3,742	7.31%	274	2022	Monthly
Mortgage	2,419	6.73%	163	2012	Monthly
Mortgage	1,833	7.85%	144	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually

	$861,986		$62,103

(1)
Excludes $250.0 million principal balance of our 4.30% senior notes due 2016 issued by us in January 2011.

(2)
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

        Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $27.6 million.

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

        Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2011. At December 31, 2010 and February 24, 2011, we had $128.0 million and $5.0 million, respectively, outstanding and $422.0 million and $545.0 million, respectively, available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.

Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt. For example, the interest rate payable on our outstanding revolving indebtedness of $128.0 million at December 31, 2010, was 1.06%. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2010 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	1.06%	$128,000	$1,357
10% reduction	0.95%	$128,000	$1,216
10% increase	1.17%	$128,000	$1,498

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2010 if we were fully drawn on our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	1.06%	$550,000	$5,830
10% reduction	0.95%	$550,000	$5,225
10% increase	1.17%	$550,000	$6,435

        On August 4, 2009, we closed a FNMA mortgage financing for approximately $512.9 million. A part of this borrowing is at a fixed interest rate, with a balance of $303.9 million at December 31, 2010, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $202.4 million at December 31, 2010. Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan. For example, at December 31, 2010, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.39%. If interest rates increase by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	6.39%	$202,449	$12,937
10% reduction	6.37%	$202,449	$12,896
10% increase	6.42%	$202,449	$12,997

(1)
Our variable rate at December 31, 2010 consists of the one month LIBOR rate of 0.26% at December 31, 2010 plus a fixed premium. This table assumes a 10% interest rate change on the one month LIBOR rate.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have a Code of Conduct that applies to all our representatives, including our officers and Trustees and employees of RMR. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under the Share Award Plans. In addition, each of our Trustees receives 2,000 shares per year as part of his annual compensation for serving as a Trustee and such shares may be awarded under either of these plans. The 1999 Plan was approved by CWH as our sole shareholder prior to our spin off from CWH. The 2003 Plan was approved by our Board of Trustees. The terms of grants made under the Share Award Plans are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders—1999 Plan	None.	None.	2,493,515	(1)
Equity compensation plans not approved by security holders—2003 Plan	None.	None.	2,493,515	(1)
Total	None.	None.	2,493,515	(1)

(1)
Pursuant to the terms of the Share Award Plans, in no event shall the aggregate combined number of shares issued under both plans exceed 2,921,920; 2,493,515 represents the combined total shares available under both plans on December 31, 2010. Since the Share Award Plans were established, 428,405 share awards have been granted. When share awards are granted under either Share Award Plan, it reduces the aggregate combined number of shares available under both plans.

        Payments by us to RMR are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

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

b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 3, 2008.)
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.5	Amended and Restated Bylaws of the Company, as of January 13, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)

Exhibit Number	Description
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)
4.3	Supplemental Indenture No. 1, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.4	Supplemental Indenture No. 2, dated as of December 28, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.5	Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)
4.6	Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, related to 4.30% Senior Notes due 2016, including form thereof. (Filed herewith.)
4.7	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.8	Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Business Management Agreement, dated as of January 7, 2010, between the Company, Reit Management & Research LLC, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.2	Amendment to Business Management Agreement, dated as of November 12, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.3	Second Amendment to Business Management Agreement, dated as of January 14, 2011, between Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerald M. Martin and Adam D. Portnoy. (+) (Filed herewith.)
10.4	Amended and Restated Property Management Agreement, dated as of January 7, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.5	First Amendment to Amended and Restated Property Management Agreement, dated as of January 14, 2011, between Reit Management & Research LLC and the Company. (+) (Filed herewith.)
10.6	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)

Exhibit Number	Description
10.7	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.10	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
10.11	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 14, 2010.)
10.12	Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K dated October 12, 1999 by HRPT Properties Trust (now known as CommonWealth REIT).)
10.13	First Amendment to Transaction Agreement, dated as of May 5, 2008, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.14	Representative Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.15	Representative Guaranty of Tenant Obligations, dated as of October 8, 1993, by Marriott International, Inc. in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.16	Representative First Amendment to Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.17	Representative Assignment and Assumption of Leases, Guarantees and Permits for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.18	Representative Second Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.19	Representative First Amendment of Guaranty by Marriott International, Inc., dated as of May 16, 1994, in favor of HMC Retirement Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.20	Assignment of Lease, dated as of June 16, 1994, by HMC Retirement Properties, Inc. in favor of Health and Rehabilitation Properties Trust. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.21	Third Amendment to Facilities Lease, dated as of June 30, 1994, between HMC Retirement Properties, Inc. and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)

Exhibit Number	Description
10.22	Third Amendment of Lease, dated August 4, 2000, between SPTMRT Properties Trust and Marriott Senior Living Services, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.23	Representative Fourth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.24	Representative Fifth Amendment of Lease for properties leased to subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
10.25	Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2001.)
10.26	Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.27	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.28	Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.29	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.30	Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.31	Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.32	Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.33	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.34	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.35	Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.36	Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.37	First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.38	Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.39	Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.40	Master Credit Facility Agreement, dated as of August 4, 2009, between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.41	Amendment No. 1 to Master Credit Facility Agreement, dated as of February 1, 2010 and executed on or about May 27, 2010, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.42	Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.43	Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.44	Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.45	Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.46	Amended and Restated Credit Agreement, dated as of July 29, 2005, among the Company, Wachovia Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 2005.)
10.47	First Amendment to Amended and Restated Credit Agreement, dated as of November 15, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006.)
10.48	Second Amendment to Amended and Restated Credit Agreement, dated as of December 7, 2010, among the Company and Wells Fargo Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 8, 2010.)
10.49	Right of First Refusal Agreement, dated as of May 5, 2008, between HRPT Properties Trust, Blue Dog Properties Trust, Cedars LA LLC, HRP NOM L.P., HRP NOM 2 L.P., HRPT Medical Buildings Realty Trust, Hub Properties Trust, Lakewood Property Trust, LTMAC Properties LLC, Hub Mid-West LLC, and Rosedale Properties Limited Liability Company, as Grantors, and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.50	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 5 Hampshire, 15 Hampshire and 100 Hampshire, Mansfield, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.51	Purchase and Sale Agreement, dated as of November 12, 2010, between Lakewood Property Trust, as Seller, and the Company, as Purchaser (with respect to 7600 Capital of Texas Highway, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.52	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to One Southern Court, West Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)

Exhibit Number	Description
10.53	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 6937 IH 35 North-AM Founders, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.54	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 201 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.55	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to One Stuart Plaza, George Station Road, Greensburg, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.56	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 730 Holiday Drive, Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.57	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 723 Dresher Road, Horsham, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.58	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 216 Mall Boulevard, King of Prussia, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.59	Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM L.P., as Seller, and the Company, as Purchaser (with respect to 5260 Naiman Parkway, Solon, Ohio). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.60	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to AOC-Buena Vista Building, Buena Vista, SE, AOC-LAB Building, 1801A Randolph, SE, AOC-Randolph Building, 1801 Randolph, SE, and AOC-Sandia Vista Building, Buena Vista, SE, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.61	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4411 The 25 Way and 4420 The 25 Way, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.62	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 3000 Goffs Falls Road, Manchester, New Hampshire). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.63	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1305 Corporate Center Drive, Eagan, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)

Exhibit Number	Description
10.64	Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM 2 L.P., as Seller, and the Company, as Purchaser (with respect to 59 Executive Park South, Atlanta, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.65	Purchase and Sale Agreement, dated as of November 12, 2010, between Blue Dog Properties Trust, as Seller, and the Company, as Purchaser (with respect to 866 North Main Street, Wallingford, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.66	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 40 Sebethe Drive, Cromwell, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.67	Purchase and Sale Agreement, dated as of November 12, 2010, between Cedars LA LLC, as Seller, and the Company, as Purchaser (with respect to Cedars Sinai I, 8631 West Third Street, East Tower and Cedars Sinai II, 8635 West Third Street, West Tower, Los Angeles, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.68	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 2444 West Las Palmaritas Drive, Phoenix, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.69	Purchase and Sale Agreement, dated as of November 12, 2010, between HRPT Medical Buildings Realty Trust, as Seller, and the Company, as Purchaser (with respect to 1295 Boylston Street, Boston, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.70	Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, the Company, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Lease Agreement, dated as of November 19, 2004, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant (with respect to 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Description
99.2	Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. in favor of the Beneficiaries named therein (with respect to the Lease Agreement for 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.3	Lease Agreement, dated as of November 19, 2004, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant (with respect to 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.4	Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. in favor of the Beneficiaries named therein (with respect to the Lease Agreement for 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.5	Master Lease Agreement, dated as of September 1, 2008, among certain affiliates of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.6	Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.7	Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Senior Housing Properties Trust and our report dated February 24, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2011

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2010	2009
ASSETS
Real estate properties, at cost:
Land	$446,622	$365,576
Buildings, improvements and equipment	3,315,090	2,952,407

	3,761,712	3,317,983
Less accumulated depreciation	538,872	454,317

	3,222,840	2,863,666
Cash and cash equivalents	10,866	10,494
Restricted cash	4,994	4,222
Investments in available for sale securities	29,249	17,695
Deferred financing fees, net	16,262	14,882
Due from affiliate	17,587	17,645
Acquired real estate leases, net	63,593	42,769
Other assets	27,265	16,553

Total assets	$3,392,656	$2,987,926

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$128,000	$60,000
Senior unsecured notes due 2012, 2015 and 2020, net of discount	422,880	322,160
Secured debt and capital leases	654,010	660,059
Accrued interest	14,993	13,693
Due to affiliate	2,301	2,535
Acquired real estate lease obligations, net	18,239	9,687
Other liabilities	24,256	19,142

Total liabilities	1,264,679	1,087,276

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 141,854,657 and 127,377,665 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,418	1,273
Additional paid-in capital	2,510,373	2,226,474
Cumulative net income	756,518	640,033
Cumulative distributions	(1,153,868)	(969,111)
Unrealized gain on investments	13,536	1,981

Total shareholders' equity	2,127,977	1,900,650

Total liabilities and shareholders' equity	$3,392,656	$2,987,926

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2010	2009	2008
Rental income	$339,009	$296,777	$233,210

Expenses:
Depreciation	90,409	78,583	60,831
Property operating expenses	19,195	14,273	2,792
General and administrative	21,865	19,899	16,873
Acquisition related costs	3,610	3,327	—

Total expenses	135,079	116,082	80,496

Operating income	203,930	180,695	152,714
Interest and other income	1,162	1,003	2,327
Interest expense	(80,017)	(56,404)	(40,154)
Loss on early extinguishment of debt	(2,433)	—	—
Impairment of assets	(5,965)	(15,530)	(8,379)
Gain on sale of properties	109	397	266
Equity in losses of an investee	(1)	(134)	—

Income before income tax expense	116,785	110,027	106,774
Income tax expense	(300)	(312)	(263)

Net income	$116,485	$109,715	$106,511

Weighted average shares outstanding	128,092	121,863	105,153

Basic and diluted earnings per share:
Net income	$0.91	$0.90	$1.01

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2007:	88,691,892	$887	$1,476,675	$423,807	$(653,225)	$1,266	$1,249,410
Comprehensive income	—	—	—	106,511	—	(4,597)	101,914
Distributions	—	—	—	—	(144,414)	—	(144,414)
Issuance of shares	25,759,357	258	522,649	—	—	—	522,907
Share grants	91,335	—	1,541	—	—	—	1,541

Balance at December 31, 2008:	114,542,584	$1,145	$2,000,865	$530,318	$(797,639)	$(3,331)	$1,731,358
Comprehensive income	—	—	—	109,715	—	5,312	115,027
Distributions	—	—	—	—	(171,472)	—	(171,472)
Issuance of shares	12,703,817	127	223,846	—	—	—	223,973
Share grants	131,264	1	1,763	—	—	—	1,764

Balance at December 31, 2009:	127,377,665	$1,273	$2,226,474	$640,033	$(969,111)	$1,981	$1,900,650
Comprehensive income	—	—	—	116,485	—	11,555	128,040
Distributions	—	—	—	—	(184,757)	—	(184,757)
Issuance of shares	14,375,000	144	281,842	—	—	—	281,986
Share grants	101,992	1	2,057	—	—	—	2,058

Balance at December 31, 2010:	141,854,657	$1,418	$2,510,373	$756,518	$(1,153,868)	$13,536	$2,127,977

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,485	$109,715	$106,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	90,409	78,583	60,831
Amortization of deferred financing fees and debt discounts	2,496	2,563	2,117
Amortization of acquired real estate leases	891	1,006	60
Loss on early extinguishment of debt	2,433	—	—
Impairment of assets	5,965	15,530	8,379
Gain on sale of properties	(109)	(397)	(266)
Equity in losses of Affiliates Insurance Company	1	134	—
Changes in assets and liabilities:
Restricted cash	(772)	122	(702)
Other assets	(10,733)	(7,842)	295
Accrued interest	1,300	2,572	272
Other liabilities	6,939	7,406	6,963

Cash provided by operating activities	215,305	209,392	184,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(467,441)	(547,603)	(862,908)
Investment in Five Star Quality Care, Inc.	—	(8,960)	—
Investment in Affiliates Insurance Company	(76)	(5,134)	—
Proceeds from sale of properties	1,450	4,898	21,336

Cash used for investing activities	(466,067)	(556,799)	(841,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	281,986	223,973	522,907
Proceeds from issuance of unsecured senior notes, net of discount	197,852	—	—
Proceeds from issuance of mortgage debt	—	512,934	—
Proceeds from borrowings on revolving credit facility	461,000	204,000	510,000
Repayments of borrowings on revolving credit facility	(393,000)	(401,000)	(253,000)
Redemption of senior notes	(98,780)	—	—
Repayment of other debt	(8,506)	(4,291)	(14,845)
Payment of deferred financing fees	(4,661)	(12,233)	(1,067)
Distributions to shareholders	(184,757)	(171,472)	(144,414)

Cash provided by financing activities	251,134	351,911	619,581

Increase (decrease) in cash and cash equivalents	372	4,504	(37,531)
Cash and cash equivalents at beginning of year	10,494	5,990	43,521

Cash and cash equivalents at end of year	$10,866	$10,494	$5,990

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$76,221	$51,267	$37,766
NON-CASH INVESTING ACTIVITIES:
Real estate acquisitions	(2,458)	—	(61,282)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	2,458	—	61,282
Issuance of common shares pursuant to our equity compensation plans	2,058	1,764	1,541

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a Maryland real estate investment trust, or REIT. At December 31, 2010, we owned 320 properties located in 36 states and Washington, D.C.

Note 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION.    Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances have been eliminated.

We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the Boards of Trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 5 for a further discussion of our investment in AIC.

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

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.    We own 250,000 common shares, or 0.35% at December 31, 2010, of CommonWealth REIT, or CWH. We also own 3,235,000 common shares, or 8.98% at December 31, 2010, of Five Star Quality Care, Inc., or Five Star. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized gain on investments shown on the consolidated balance sheets represents the difference between the market value of these shares of CWH and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($26.00 and $2.85 per share, respectively) and on December 31, 2010 ($25.51 and $7.07 per share, respectively). At December 31, 2010 and 2009, our investment in CWH had a fair value of $6,378 and $6,470, respectively, including an unrealized loss of $122 and $30, respectively. At December 31, 2010 and 2009, our investment in Five Star had a fair value of $22,871 and $11,225, respectively, including an unrealized gain of $13,657 and $2,011, respectively.

DEFERRED FINANCING FEES.    We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2010, we capitalized $4,661 of issuance costs, including $2,907 related to our $200,000 senior notes issued in April 2010, $903 related to our $512,934

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

mortgage financing we closed in August 2009, $826 related to our one year extension to December 31, 2011 on our $550,000 revolving credit facility and $25 related to our assumption of a mortgage loan in April 2010. During 2009, we capitalized $12,233 of issuance costs related to our $512,934 mortgage financing we closed in August 2009. During 2010, we wrote off $1,153 of deferred financing fees and unamortized discounts in connection with the retirement of all of our 7.875% senior notes. The unamortized gross balance of deferred financing fees and related accumulated amortization was $28,159 and $11,897, and $25,886 and $11,004 at December 31, 2010 and 2009, respectively. The weighted average amortization period is approximately 8.1 years. We expect that the amortization expense for the five years subsequent to December 31, 2010 will be $3,075 in 2011, $1,776 in 2012, $1,729 in each of 2013, 2014 and 2015 and $6,224, thereafter.

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

REVENUE RECOGNITION.    We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2010, 2009 and 2008, percentage rents earned aggregated $10,315, $9,120, and $8,433, respectively.

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

INCOME TAXES.    We are a REIT under the Internal Revenue Code of 1986, as amended and, are generally not subject to federal and state income taxes provided we distribute our taxable income to our shareholders and meet other requirements for qualifying as a REIT. However, we are subject to some state and local taxes most of which are not measured based on our income, and in limited circumstances we are subject to state income tax without regard to our REIT status. The provision for state taxes which is based on our income has been separately stated in our consolidated statements of income. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

SEGMENT REPORTING.    As of December 31, 2010, we have three operating segments. The first operating segment includes short term and long term residential care facilities that offer dining for residents. Properties in this segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. The second operating segment commenced operations in June 2008 and includes facilities for medical related services where residential overnight stays or dining services are not provided. Properties in this segment include medical office, clinic and biotech laboratory buildings, or MOBs. The third operating segment includes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

specialized facilities that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment.

NEW ACCOUNTING PRONOUNCEMENTS.    In January 2010, the Financial Accounting Standards Board amended The Fair Value Measurements and Disclosures Topic of the Codification, or the Topic, to require additional disclosures regarding fair value measurements. The Topic now requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this Topic clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except of the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward that becomes effective for fiscal years beginning after December 15, 2010. The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, at cost, consisted of land of $446,622, buildings and improvements of $3,153,466 and furniture, fixtures and equipment of $161,624 as of December 31, 2010; and land of $365,576, buildings and improvements of $2,802,037 and furniture, fixtures and equipment of $150,370 as of December 31, 2009. Accumulated depreciation was $465,216 and $73,656 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2010; and $393,743 and $60,574 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2009.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2010, are $359,413 in 2011, $353,894 in 2012, $344,048 in 2013, $304,026 in 2014, $290,937 in 2015 and $2,735,438, thereafter.

In May 2008, we entered into various agreements to acquire 48 MOBs from CWH for an aggregate purchase price of approximately $565,000. As of September 1, 2009, we completed these transactions with CWH. During 2009, we acquired 10 of these MOBs containing 617,000 square feet for an aggregate purchase price of approximately $214,585, excluding closing costs. We recorded intangible lease assets of $19,281 and intangible lease liabilities of $3,553 for these MOBs acquired during 2009. Between June and December 31, 2008, we acquired 37 of these properties containing 1.5 million square feet for an aggregate purchase price of approximately $346,800, excluding closing costs. The one remaining building with an allocated value of $3,000 is no longer subject to our purchase agreement. At the request of a tenant for two properties subject to a multi-property lease, in May and September 2009 we sold two of these MOB properties for approximately $3,190, which was their approximate net book value, to two unaffiliated parties. We now own 45 of these properties containing 2.1 million square feet for an aggregate cost of approximately $558,150, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from our mortgage financing, proceeds from equity issuances, borrowings under our revolving credit facility and by assuming three mortgage loans on two properties

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

totaling $10,782 with a weighted average interest rate of 7.1% per annum and a weighted average maturity in 2018.

CWH was formerly our parent company, and both we and CWH are managed by RMR. Because we and CWH are both managed by RMR, the terms of these transactions were negotiated and approved by special committees of our and CWH's Boards of Trustees composed solely of Independent Trustees who were not also Independent Trustees of both companies.

In September 2009, we acquired 10 MOBs with a total of 643,000 square feet for approximately $169,000, excluding closing costs. We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described below and proceeds from our equity offering in September 2009 described below.

In October 2009, we acquired one senior living property for approximately $20,165, excluding closing costs. We leased this property to Five Star and added this property to Five Star Lease No. 4, which has a current term expiring in 2017, for initial rent of approximately $1,779 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our mortgage financing in August 2009 described below and proceeds from our equity offering in September 2009 described below.

In October 2009, we sold one skilled nursing facility for net proceeds of approximately $473 and in November 2009, we sold another skilled nursing facility for net proceeds of approximately $1,247. We recognized a net gain of $397 on the sale of these two properties.

In November 2009, we acquired nine senior living properties for approximately $91,750, excluding closing costs. We leased these properties to Five Star and added these properties to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $8,125 per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2011. We funded this acquisition using cash on hand, proceeds from our equity offering in September 2009 described below and borrowings under our revolving credit facility.

In December 2009, we acquired one senior living property for approximately $4,900, excluding closing costs. We leased this property to Five Star and added this property to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $436 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2011. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In April 2010, we acquired one MOB with 14,695 square feet located in Wheat Ridge, Colorado for approximately $4,450, excluding closing costs. We recorded intangible lease assets of $775 and intangible lease liabilities of $168 for this acquisition. We funded this acquisition using cash on hand and by assuming a mortgage loan for $2,458 at interest of 6.73% per annum.

In June 2010, we acquired one MOB located in Lubbock, Texas with approximately 55,800 rentable square feet for approximately $12,175, excluding closing costs. We recorded intangible lease assets of $1,783 and intangible lease liabilities of $506 for this acquisition. We funded this acquisition using cash on hand.

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

In September 2010, we acquired one MOB with 64,860 square feet located in Buffalo Grove, Illinois for approximately $18,400, excluding closing costs. We recorded intangible lease assets of approximately $3,144 related to this acquisition. We funded this acquisition using cash on hand.

In September 2010, we acquired one MOB with 38,030 square feet located in Conyers, Georgia for approximately $9,800, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $1,428 and $164, respectively, related to this acquisition. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In October 2010, we acquired one MOB with 58,605 square feet located in Conroe, Texas for approximately $15,000, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $1,867 and $1,561, respectively, related to this acquisition. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In November 2010, at Five Star's request, we agreed to sell three skilled nursing facilities located in Georgia with an aggregate 329 licensed beds that are leased to Five Star for an aggregate sales price of approximately $18,000. One of these facilities is included in Five Star Lease No. 1 and two of these facilities is included in Five Star Lease No. 4. We expect the sale of these properties to occur during the second quarter of 2011. The sale of these properties is contingent upon completion of the buyer's diligence and other customary closing conditions. We can provide no assurance that we will sell these properties.

In November 2010, we entered into a series of agreements to acquire 27 MOBs located in 12 states from CWH for an aggregate purchase price of approximately $470,000. Between November and December 31, 2010, we acquired 21 of these properties containing 2.1 million square feet for approximately $374,130, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $18,840 and $7,806, respectively, related to these 2010 acquisitions. In January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95,870, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from an equity issuance, proceeds from a debt issuance and borrowings under our revolving credit facility.

In January 2011, we acquired one MOB with 82,854 square feet located in Mendota Heights, Minnesota for approximately $14,150, excluding closing costs. We funded this acquisition using cash on hand and proceeds from a debt offering.

In January 2011, at Five Star's request, we agreed to sell one assisted living community in Pennsylvania with an aggregate 70 licensed units that is leased to Five Star for a sales price of approximately $800. We expect the sale of this property to occur during the first quarter of 2011. The sale of this property is contingent upon completion of the buyer's diligence and other customary closing conditions. We can provide no assurance that we will sell this property.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in reductions in rental income of $891, $1,006 and $60 during the years ended December 31, 2010, 2009 and 2008, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $4,468, $3,669 and $998 during the years ended December 31, 2010, 2009 and 2008, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

At December 31, 2010 and 2009, we had recorded intangible lease assets of $78,117, including $24,499 of capitalized above market lease values and $53,618 of the value of in place leases, and $50,280, including $20,677 of capitalized above market lease values and $29,603 of the value of in place leases, and intangible lease liabilities of $21,735 and $11,529, respectively. We recorded intangible lease assets of $27,837 and $19,281 and intangible lease liabilities of $10,206 and $3,553 for properties acquired in 2010 and 2009, respectively. Accumulated amortization of capitalized above market lease values was $5,494 and $2,937 at December 31, 2010 and 2009, respectively. The weighted average amortization period of capitalized above market lease values is approximately 8.1 years. Accumulated amortization of capitalized below market lease values was $3,496 and $1,842 at December 31, 2010 and 2009, respectively. The weighted average amortization period of capitalized below market lease values is approximately 7.7 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $9,030 and $4,574 at December 31, 2010 and 2009, respectively. The weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 7.1 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $7,367 in 2011, $7,092 in 2012, $6,579 in 2013, $5,915 in 2014, $5,094 in 2015 and $13,307, thereafter.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. During 2010, we recorded impairment of assets charges of $5,965 to reduce the carrying value of seven of our properties to their estimated fair value or sales price less costs to sell. During 2009, we recorded impairment charges of $15,530 related to 11 properties, including one of the properties classified as held for sale and one property sold in November 2009, to reduce the carrying value of these assets to their estimated fair value, less costs to sell. During 2008, we recorded impairment charges of $8,379 related to four properties, including the two properties classified as held for sale, to reduce the carrying value of these assets to their estimated fair value, less costs to sell.

At December 31, 2010, four of our properties are classified as held for sale. These four properties are included in real estate properties on our consolidated balance sheets and have a net book value of approximately $8,680 and $9,026 at December 31, 2010 and 2009, respectively. These properties are currently leased to Five Star. During the fourth quarter of 2010, at the request of Five Star, we

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

approved a change of plan to sell one of our assisted living properties because a qualified buyer could not be found at an acceptable price. We have reclassified this property from held for sale to held and used.

During 2010 and 2009, pursuant to the terms of our leases with Five Star, we purchased approximately $31,894 and $36,701, respectively, of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $2,555 and $2,945, respectively.

The allocation of the purchase price of our fourth quarter 2010 acquisitions is based upon preliminary estimates of the fair value of assets acquired. Consequently, amounts preliminarily allocated to assets acquired could change significantly from those used in these consolidated financial statements.

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our 1999 Share Award Plan, as amended, and our 2003 Share Award Plan, collectively referred to as the Share Award Plans. We awarded 66,850 common shares with an aggregate market value of $1,625, 63,450 common shares with an aggregate market value of $1,228 and 54,025 common shares with an aggregate market value of $1,068 to our officers and certain employees of RMR pursuant to the Share Award Plans during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we awarded each of our Trustees 2,000 common shares in each of 2010, 2009 and 2008 with an aggregate market value of $222 ($44 to each Trustee), $155 ($31 to each Trustee) and $229 ($46 to each Trustee), respectively, pursuant to the Share Award Plans as part of their annual fees. In February 2009, we awarded one of our Independent Trustees 2,000 common shares with an aggregate market value of $28 upon his appointment to the Board of Trustees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. At December 31, 2010, 2,493,515 of our common shares remain available for issuance under the Share Award Plans. All share awards are fully expensed as the grants vest. We recorded share based compensation expense of $1,445 in 2010, $1,127 in 2009 and $978 in 2008.

Our cash distributions to our common shareholders for the years ended December 31, 2010, 2009 and 2008, were $1.45 per share, $1.42 per share, and $1.40 per share, respectively. The characterization of the distributions made in 2010, 2009 and 2008 was 68.33%, 76.14%, and 81.63% ordinary income, respectively; 31.67%, 23.86%, and 15.91% return of capital, respectively; 0%, 0%, and 0.11% capital gain, respectively; and 0%, 0%, and 0.26% unrecaptured Section 1250 gain, respectively.

On January 4, 2011, we declared a quarterly distribution of $0.37 per common share, or $52,486, to our common shareholders for the quarter ended December 31, 2010. This distribution was paid to shareholders on February 11, 2011, using cash on hand and borrowings under our revolving credit facility.

In December 2010, we issued 14.4 million common shares in a public offering, raising net proceeds of approximately $282,000. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding in part the acquisitions described above. In February and September 2009, we issued 5.9 million and 6.9 million

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity (Continued)

common shares in public offerings, raising net proceeds of approximately $96,800 and $127,200, respectively. We used the net proceeds from these offerings to repay borrowings outstanding on our revolving credit facility, to fund the real estate acquisitions described above and for general business purposes.

Note 5. Related Person Transactions

We have adopted written governance guidelines, or Governance Guidelines, which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our code of business conduct and ethics and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and an owner, President, Chief Executive Officer and a Director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR has approximately 650 employees and provides management services to other companies in addition to us; and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement. The incentive fee is paid in our common shares. In determining the average historical costs of our real estate investments for purposes of determining the management fees payable to RMR, the business management agreement also provides that the MOBs that we acquired from CWH pursuant to agreements that we entered with CWH in 2008 and 2010 are based on CWH's historical costs of those MOBs rather than the purchase prices we paid to CWH for those MOBs; and, the business management agreement was amended in 2008 and 2010 to set forth how the historical costs of those MOBs would be determined. The property management agreement provides for management fees on our MOB properties equal to 3.0% of gross rents and construction supervision fees on those properties equal to 5.0% of construction costs. The aggregate business management and property management fees for 2010, 2009 and 2008 were $19,519, including $192 as an incentive fee which we expect to be paid in our common shares in March 2011, $17,177 and $13,434, respectively.

RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211,000, $220,000 and $213,000 for 2010, 2009 and 2008, respectively. These allocated costs are in addition to the business management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf; however, we are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata share of the employment and related expenses of RMR employees who provide on-site property management services and of the staff employed by RMR who perform our internal audit function.

Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2011, and they will automatically renew unless earlier terminated.

Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, Hospitality Properties Trust, or HPT, Government Properties Income Trust,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

or GOV, TravelCenters of America LLC, or TA, and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has also agreed not to provide business management services to any other REIT which is principally engaged in the business of owning senior apartments, congregate communities, assisted living facilities, nursing homes or MOBs, without the consent of a majority of our Independent Trustees. The business and property management agreements also include arbitration provisions for the resolution of disputes, claims and controversies.

Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining favorable terms from such vendors and suppliers.

As part of our annual restricted share grants under our Share Award Plans, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, we granted a total of 66,850 restricted shares to such persons, which had an aggregate value of $1,625 based upon the closing price of our common shares on the New York Stock Exchange on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employess are in addition to the fees we pay to RMR.

Five Star is our former subsidiary, Five Star is our largest tenant, and we are Five Star's largest shareholder. On December 31, 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. At the time of this spin off, all of the persons serving as Five Star's directors were also our Trustees. In order to effect this spin off of Five Star and to govern relations after the spin off, Five Star entered into agreements with us and others, including RMR, CWH and HPT. Since then Five Star has entered into various leases with us and other agreements which include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter on the ability of any person or group to acquire more than 9.8% of any class of Five Star's equity shares without our consent;

  •
  so long as Five Star is a tenant of ours, Five Star will not permit nor take any action that, in our reasonable judgment, might jeopardize our tax status as a REIT;

  •
  we have the option to cancel all of Five Star's rights under the leases it has with us upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock and upon other change in control events affecting Five Star, as defined in those documents including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

  •
  the resolution of disputes, claims and controversies arising from Five Star's leases with us may be referred to binding arbitration proceedings; and

  •
  so long as Five Star is a tenant of ours or so long as Five Star has a business management agreement with RMR, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR without first giving us or such other company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which we or such other company invests.

As of February 23, 2011, we owned 3.2 million shares of common stock of Five Star, which represented approximately 9.0% of Five Star's outstanding shares common stock.

RMR provides management services to both us and Five Star; Mr. Barry Portnoy is one of our Managing Trustees and is a Managing Director of Five Star; all of our officers and certain officers of Five Star (specifically Five Star's President and Chief Executive Officer and its Chief Financial Officer and Treasurer) are officers of RMR. Accordingly, the lease transactions between us and Five Star described herein were approved by our Independent Trustees and Five Star's Independent Directors who are not trustees or directors of the other company.

As of December 31, 2010, we leased 186 senior living communities and two rehabilitation hospitals to Five Star. Under Five Star's leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us under those leases as of December 31, 2010 was $186,787, excluding percentage rent based on increases in gross revenues at certain properties. The total rent we recognized from Five Star for the years ended December 31, 2010, 2009 and 2008 was $189,682, $178,909 and $158,572, respectively.

Since January 2010, we engaged in additional transactions with Five Star, including:

  •
  Pursuant to the terms of our leases with Five Star, we purchased approximately $31,894 of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,555 in aggregate for the affected leases.

  •
  In August 2010, at Five Star's request, we sold four skilled nursing facilities in Nebraska with an aggregate 196 licensed beds that were leased to Five Star for an aggregate sales price of approximately $1,450, and Five Star's rent to us decreased by approximately $145 per year. We recognized a gain of approximately $109 on the sale of these properties.

  •
  In November 2010, at Five Star's request, we agreed to sell three skilled nursing facilities in Georgia with an aggregate 329 licensed beds that are leased to Five Star for an aggregate sales price of approximately $18,000, and we expect Five Star's annual rent to us to decrease by approximately $1,800 if and after this sale closes. We expect the sale of these properties to occur during the second quarter of 2011. The sale of these properties is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of our sale of these properties will be completed.

  •
  In January 2011, at Five Star's request, we agreed to sell one assisted living community in Pennsylvania with 70 licensed units that is leased to Five Star for a sales price of approximately

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

    $800, and we expect Five Star's annual rent to us to decrease by approximately $72 if and after this sale closes. We expect the sale of this property to occur during the first quarter of 2011. The sale of this property is contingent upon the buyer's completion of diligence and other customary closing conditions. We can provide no assurance that the closing of our sale of this property will be completed.

CWH was formerly our parent. We were spun off to CWH's shareholders in 1999. At the time of our spin off from CWH, we and CWH entered into a transaction agreement pursuant to which, among other things, we and CWH agreed that so long as CWH owns 10% or more of our common shares, we and CWH engage the same manager or we and CWH have any common managing trustees, (1) CWH will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, without the prior approval of a majority of our Independent Trustees, and (2) we will not make any investment in office buildings, warehouses or malls, including medical office properties and clinical laboratory buildings without the prior approval of a majority of CWH's Independent Trustees.

In May 2008, concurrently with our purchase of 47 MOBs from CWH for $562,000, we and CWH entered into an amendment to that transaction agreement to permit us, rather than CWH, to invest in MOBs. At the same time, CWH granted us a right of first refusal to purchase up to 45 additional identified properties that CWH owned and which were leased to tenants in medical related businesses in the event CWH determines to sell such properties including an indirect sale as a result of a change of control of CWH or subsidiaries which own those properties.

In November 2010, we entered into a series of agreements for our purchase from CWH of 27 properties which are majority leased as MOBs for an aggregate purchase price of approximately $470,000, excluding closing costs. These properties include approximately 2.8 million square feet and were subject to the right of first refusal referred to above. As of January 26, 2011, we had completed the purchase of all 27 of these properties. CWH continues to own 19 properties that remain subject to our right of first refusal. Our 2008 and 2010 purchase agreements with CWH include arbitration provisions for the resolution of disputes, claims and controversies.

Both we and CWH are managed by RMR; Barry Portnoy and Adam Portnoy are Managing Trustees of both us and CWH; Frederick N. Zeytoonjian is an Independent Trustee of both us and CWH; and all of our and CWH's officers are officers of RMR. Accordingly, the 2008 and 2010 purchase agreements between us and CWH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star, CWH, HPT, GOV and TA and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and GOV, but he does not serve as a managing director of Five Star or TA. We understand that the other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or SEC.

We, RMR, Five Star, CWH, HPT, GOV and TA each currently own 14.29% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

As of February 24, 2011, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010, 2009 and 2008, we recognized losses of $1, $134 and $0, respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $275,000. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6. Indebtedness

Our principal debt obligations at December 31, 2010 were our $550,000 unsecured revolving credit facility under which $128,000 was outstanding on December 31, 2010, two public issues of unsecured senior notes totaling $422,880 and $639,435 of mortgages secured by 62 of our properties. We also have two properties encumbered by capital leases totaling $14,575 at December 31, 2010.

The interest payable for amounts drawn under our $550,000 revolving credit facility is LIBOR plus a spread. We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity. The interest rate payable on borrowings under this revolving credit facility was 1.1% and 1.0% at December 31, 2010 and 2009, respectively. In addition to interest, we pay certain fees to maintain this revolving credit facility and we amortize certain set up costs. Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of December 31, 2010 and 2009, we had $128,000 and $60,000 outstanding under this revolving credit facility, respectively, and $422,000 and $490,000 available under this credit facility, respectively. Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented. This revolving credit facility matures in December 2011. We are currently monitoring market conditions for comparable revolving credit facilities and expect to refinance our revolving credit facility prior to its maturity.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Indebtedness (Continued)

In April 2010, we sold $200,000 of senior unsecured notes. The notes require interest at a fixed rate of 6.75% per annum and are due in 2020. Net proceeds from the sale of the notes, after underwriting discounts and before other expenses, were approximately $195,352. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $58,000 in borrowings under our revolving credit facility, to fund the redemption of all $97,500 of our outstanding 7.875% senior notes due 2015 and for general business purposes, including funding the acquisitions described in Note 3 above.

As described above, in April 2010 we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010. As a result of this redemption, we recorded a loss on early extinguishment of debt of $2,433 consisting of the debt prepayment premium of approximately $1,280 and the write off of unamortized deferred financing fees and debt discount of approximately $1,153.

In January 2011, we sold $250,000 of senior unsecured notes. The notes require interest at a fixed rate of 4.30% per annum and are due in 2016. Net proceeds from the sale of the notes, after underwriting discounts and before other expenses, were approximately $245,828. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $120,000 in borrowings under our revolving credit facility and for general business purposes, including funding the acquisitions described in Note 3 above.

In August 2009, we closed on a $512,934 mortgage financing with the Federal National Mortgage Association, or FNMA. This mortgage loan is secured by first liens on 28 senior living properties with 5,618 living units located in 16 states that we own and lease to Five Star. We used the proceeds from this mortgage financing to repay amounts outstanding under our revolving credit facility and to acquire 17 MOBs and one senior living property as described in Note 3 above.

At December 31, 2010 and 2009, our additional outstanding debt consisted of the following:

			December 31, 2010		December 31, 2009
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$225,000	$128	$225,000	$256
Senior notes	6.750%	2020	200,000	1,992	—	—
Senior notes	7.875%	2015	—	—	97,500	84

Total unsecured debt			$425,000	$2,120	$322,500	$340

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6. Indebtedness (Continued)

	Balance as of December 31,						Net Book Value of Collateral
					Number of Properties as Collateral
			Interest Rate			Initial Cost of Collateral
Secured and Other Debt	2010	2009		Maturity			2010	2009
Mortgage	$2,419	$—	6.73%	June 2012	1	$4,450	$3,780	$—
Mortgages	31,832	32,919	6.97%	July 2012	16	70,114	63,300	65,065
Mortgage	4,307	4,384	6.50%	Jan 2013	1	7,560	7,450	7,421
Mortgages	11,169	11,457	6.11%	Dec 2013	4	17,034	15,225	15,555
Mortgage	14,471	14,760	6.91%	Dec 2013	2	36,359	34,347	34,993
Mortgages	48,565	49,387	6.54%	May 2017	8	62,500	59,067	60,619
Mortgage(1)	303,948	307,012	6.71%	Sept 2019	28	617,161	506,805	512,669
Mortgage(1)	202,449	204,639	6.39%	Sept 2019	—	—	—	—
Mortgage(2)	3,742	3,954	7.31%	Jan 2022	1	18,827	17,703	18,163
Mortgage(2)	1,833	1,933	7.85%	Jan 2022	—	—	—	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307	28,409	29,335
Capital leases	14,575	14,914	7.7%	Apr 2026	2	28,601	17,983	20,115

Total secured	$654,010	$660,059				$896,913	$754,069	$763,935

(1)
These two mortgages were closed in August 2009 and are collateralized by 28 properties. A part of the loan requires interest at a fixed rate of 6.71% and a part of the loan requires interest at a variable rate which was partially protected by an interest rate hedge provided by the lender, FNMA, and was effectively at 6.39% on December 31, 2010.

(2)
These two mortgages are collateralized by one MOB property acquired in July 2008.

We include amortization of capital lease assets in depreciation expense. Assets encumbered by capital leases had a net book value of $14,575 and $14,914 at December 31, 2010 and 2009, respectively.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. We assumed the mortgages due in June 2012 and January 2013, May 2017 and January 2022 in connection with acquisitions in 2010 and 2008, respectively. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2010, are as follows:

2011	$137,141
2012	266,418
2013	36,768
2014	8,893
2015	9,539
Thereafter	748,251

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at December 31, 2010 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets held for sale(1)	$8,680	$—	$8,680
Long-lived assets held and used(2)	7,335	—	7,335
Investments in available for sale securities(3)	29,249	29,249	—
Senior notes(4)	451,352	—	451,352

(1)
Assets held for sale consist of four of our properties that we expect to sell that are reported at fair value. We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties. We have recorded cumulative impairments of approximately $4,340 to one of these properties in order to reduce its book value to fair value. In addition, during 2010 we recorded an impairment of assets charge of $383 related to four properties that we sold in August 2010.

(2)
Long-lived assets held and used consist of three of our properties. We used third party appraisals, broker information and comparable sales transactions (level 2 inputs) to determine fair value of these properties and recognized an impairment of assets charge of $5,582 to reduce their values to the amounts stated.

(3)
Our investments in available for sale securities include our 250,000 common shares of CWH and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2010 in active markets (level 1 inputs).

(4)
We estimate the fair values of our senior notes using an average of the bid and ask price of our two issues of senior notes (level 2 inputs) on or about December 31, 2010. The fair value of these senior note obligations exceed their book values of $422,880 by $28,472 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2010 and 2009 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Concentration of Credit Risk (Continued)

assets leased and rents earned from our significant lessees as of and for the years ended December 31, 2010 and 2009:

	At December 31, 2010		At December 31, 2009
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,032,155	54%	$2,004,021	60%
Sunrise Senior Living, Inc.(2)	325,165	9%	325,165	10%
All others	1,404,392	37%	988,797	30%

	$3,761,712	100%	$3,317,983	100%

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Revenue	% of Total	Revenue	% of Total
Five Star	$189,682	56%	$178,909	60%
Sunrise Senior Living, Inc.(2)	33,480	10%	33,131	11%
All others	115,847	34%	84,737	29%

	$339,009	100%	$296,777	100%

(1)
Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation.

(2)
Sunrise Senior Living, Inc.'s lease is guaranteed by Marriott International, Inc.

As discussed above, Five Star is our former subsidiary and both we and Five Star have management contracts with RMR. Five Star is the lessee of 54% of our investments, at cost, as of December 31, 2010. The following tables present summary financial information for Five Star for the years ended December 31, 2010, 2009 and 2008, as reported in its Annual Report on Form 10-K.

Summary Financial Information of Five Star Quality Care, Inc.

	For the Year Ended December 31,
	2010	2009	2008
Operations
Total revenues	$1,240,728	$1,171,694	$1,077,323
Operating income	25,768	10,236	17,326
Income (loss) from continuing operations	24,761	39,697	(2,615)
Net income (loss)	23,492	38,330	(4,496)

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Concentration of Credit Risk (Continued)

	For the Year Ended December 31,
	2010	2009	2008
Cash Flows
Cash provided by operating activities	$108,749	$28,406	$44,770
Net cash (used in) provided by discontinued operations	(1,269)	(162)	21
Cash used in investing activities	(37,189)	(25,510)	(78,850)
Cash (used in) provided by financing activities	(54,538)	(13,855)	19,198
Change in cash and cash equivalents	15,753	(11,121)	(14,861)
Cash and cash equivalents at the beginning of the period	5,017	16,138	30,999
Cash and cash equivalents at the end of the period	20,770	5,017	16,138

	As of December 31,
	2010	2009	2008
Financial Position
Current assets	$123,397	$180,370	$114,261
Non-current assets	256,397	232,730	298,377
Total indebtedness	45,729	101,289	160,965
Current liabilities	130,222	178,204	129,139
Non-current liabilities	84,805	95,581	198,160
Total shareholders' equity	164,767	139,315	85,339

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

	For the Year Ended December 31, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$239,258	$84,048	$15,703	$339,009

Expenses:
Depreciation expense	66,275	20,445	3,689	90,409
Property operating expenses	—	19,195	—	19,195
General and administrative	—	—	21,865	21,865
Acquisition related costs	48	3,562	—	3,610

Total expenses	66,323	43,202	25,554	135,079

Operating income (loss)	172,935	40,846	(9,851)	203,930
Interest and other income	—	—	1,162	1,162
Interest expense	(41,940)	(863)	(37,214)	(80,017)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Impairment of assets	(1,095)	(4,870)	—	(5,965)
Gain on sale of properties	109	—	—	109
Equity in (losses) of an investee	—	—	(1)	(1)

Income (loss) before income tax expense	130,009	35,113	(48,337)	116,785
Income tax expense	—	—	(300)	(300)

Net income (loss)	$130,009	$35,113	$(48,637)	$116,485

Total assets	$1,905,938	$1,167,994	$318,724	$3,392,656

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Segment Reporting (Continued)

	For the Year Ended December 31, 2009
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$227,926	$53,241	$15,610	$296,777

Expenses:
Depreciation expense	61,225	13,669	3,689	78,583
Property operating expenses	—	14,273	—	14,273
General and administrative	—	—	19,899	19,899
Acquisition related costs	1,364	1,963	—	3,327

Total expenses	62,589	29,905	23,588	116,082

Operating income (loss)	165,337	23,336	(7,978)	180,695
Interest and other income	—	—	1,003	1,003
Interest expense	(22,160)	(743)	(33,501)	(56,404)
Impairment of assets	(3,784)	(11,746)	—	(15,530)
Gain on sale of properties	397	—	—	397
Equity in losses of an investee	—	—	(134)	(134)

Income (loss) before income tax expense	139,790	10,847	(40,610)	110,027
Income tax expense	—	—	(312)	(312)

Net income (loss)	$139,790	$10,847	$(40,922)	$109,715

Total assets	$1,972,435	$738,093	$277,398	$2,987,926

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Segment Reporting (Continued)

	For the Year Ended December 31, 2008
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$211,131	$12,272	$9,807	$233,210

Expenses:
Depreciation expense	55,073	3,314	2,444	60,831
Property operating expenses	—	2,792	—	2,792
General and administrative	—	—	16,873	16,873

Total expenses	55,073	6,106	19,317	80,496

Operating income (loss)	156,058	6,166	(9,510)	152,714
Interest and other income	—	—	2,327	2,327
Interest expense	(5,958)	(346)	(33,850)	(40,154)
Impairment of assets	(6,932)	(1,447)	—	(8,379)
Gain on sale of properties	266	—	—	266

Income (loss) before income tax expense	143,434	4,373	(41,033)	106,774
Income tax expense	—	—	(263)	(263)

Net income (loss)	$143,434	$4,373	$(41,296)	$106,511

Total assets	$1,891,932	$374,463	$230,479	$2,496,874

Note 10. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$80,704	$81,008	$81,164	$97,295
Net income	29,984	24,559	28,078	33,864
Per share data:
Net income	$0.24	$0.19	$0.22	$0.26
Common distributions declared(1)	$0.36	$0.36	$0.37	$0.37

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Selected Quarterly Financial Data (unaudited) (Continued)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$68,585	$69,585	$72,365	$87,245
Net income	31,533	30,511	15,565	32,106
Per share data:
Net income	$0.27	$0.25	$0.13	$0.25
Common distributions declared(1)	$0.35	$0.36	$0.36	$0.36

(1)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

Note 11. Pro Forma Information (unaudited)

During 2010, we purchased 26 MOBs for approximately $433,955, sold four skilled nursing facilities for $1,450, recording a gain on sale of approximately $109 and, pursuant to the terms of our existing leases with Five Star, we purchased $31,894 of improvements made to our properties leased to Five Star. During 2010, we recognized an impairment of assets charge of $5,965 related to seven properties. In April 2010, we sold $200,000 unsecured senior notes due 2020 at a fixed rate of 6.75% per annum and incurred $2,907 of deferred financing fees related to this debt financing. In May 2010, we redeemed all $97,500 of our outstanding 7.875% senior notes due 2015 and recorded a loss on early extinguishment of debt of $2,433.

During 2009, we purchased 11 senior living facilities and 20 MOBs for approximately $116,815 and $383,585, respectively, sold two assisted living facilities and two MOBs for $1,850 and $3,190, respectively, recording a gain on sale of approximately $397 and, pursuant to the terms of our existing leases with Five Star, we purchased $36,701 of improvements made to our properties leased to Five Star. During 2009, we recognized an impairment of assets charge of $15,530 related to 11 properties. In August 2009, we closed on a $512,934 mortgage financing with FNMA, acquired $8,497 of personal property at the FNMA mortgaged properties, acquired 3.2 million shares of Five Star common stock, reduced the annual rent payable to us under Five Star Lease No. 2 by $2,000 per year for the term of that Lease and incurred $12,714 of deferred financing fees related to this mortgage financing.

The following table presents our pro forma results of operations as if all of these 2009 and 2010 activities were completed on January 1, 2009. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Pro Forma Information (unaudited) (Continued)

of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	For the Year Ended December 31,
	2010	2009
Total revenues	$392,122	$388,508
Net income	$138,813	$115,916
Per common share data:
Net income	$0.98	$0.82

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Birmingham	AL	$580	$5,980	$110	$—	$580	$6,090	$6,670	$360	08/01/08	2001
Birmingham	AL	600	7,574	191	—	600	7,765	8,365	463	08/01/08	2000
Cullman(4)	AL	287	3,415	283	—	287	3,698	3,985	645	11/19/04	1998
Madison(4)	AL	334	3,981	423	—	334	4,404	4,738	740	11/19/04	1998
Sheffield(4)	AL	394	4,684	446	—	394	5,130	5,524	842	11/19/04	1998
Peoria(4)	AZ	2,687	15,843	1,878	—	2,687	17,721	20,408	4,581	01/11/02	1990
Phoenix	AZ	3,820	6,711	—	—	3,820	6,711	10,531	—	12/22/10	1982
Scottsdale	AZ	2,315	13,650	3,576	—	2,315	17,226	19,541	4,024	01/11/02	1984
Scottsdale	AZ	941	8,807	129	—	941	8,936	9,877	3,713	05/16/94	1990
Sun City	AZ	1,189	10,569	158	—	1,189	10,727	11,916	4,436	06/17/94	1990
Sun City West	AZ	395	3,307	—	—	395	3,307	3,702	739	02/28/03	1998
Tucson(4)	AZ	4,429	26,119	2,951	—	4,429	29,070	33,499	7,449	01/11/02	1989
Yuma	AZ	223	2,100	2,057	—	223	4,157	4,380	1,424	06/30/92	1984
Yuma	AZ	103	604	192	—	103	796	899	359	06/30/92	1984
Anaheim	CA	2,850	6,964	142	—	2,850	7,106	9,956	435	07/09/08	1992
Encinitas	CA	1,510	18,042	283	—	1,510	18,325	19,835	1,281	03/31/08	1999
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,485	12/28/90	1963
Fresno	CA	880	12,751	233	—	880	12,984	13,864	901	03/31/08	1996
Laguna Hills	CA	3,172	28,184	435	—	3,172	28,619	31,791	11,658	09/09/94	1975
Lancaster	CA	601	1,859	2,075	—	601	3,934	4,535	1,731	12/28/90	1969
Los Angeles	CA	24,640	88,277	—	—	24,640	88,277	112,917	184	11/22/10	1978
Los Angeles	CA	24,640	90,352	—	—	24,640	90,352	114,992	188	11/22/10	1978
Redlands	CA	1,770	9,982	170	—	1,770	10,152	11,922	705	03/31/08	1999
Roseville	CA	1,620	10,262	202	—	1,620	10,464	12,084	726	03/31/08	1998
San Bernardino	CA	1,250	9,069	627	—	1,250	9,696	10,946	1,172	08/31/06	1988
San Diego(4)	CA	9,142	53,904	7,887	—	9,142	61,791	70,933	15,130	01/11/02	1987
San Diego	CA	2,466	46,473	—	—	2,466	46,473	48,939	1,646	08/06/09	1986
San Diego	CA	1,225	23,077	—	—	1,225	23,077	24,302	817	08/06/09	1986
San Diego	CA	1,508	28,753	—	—	1,508	28,753	30,261	1,018	08/06/09	1986
Stockton	CA	382	2,750	478	—	382	3,228	3,610	1,590	06/30/92	1968

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Stockton(4)	CA	1,176	11,171	5,089	—	1,176	16,260	17,436	2,896	09/30/03	1988
Stockton	CA	670	14,419	228	—	670	14,647	15,317	1,017	03/31/08	1999
Thousand Oaks	CA	622	2,522	1,287	—	622	3,809	4,431	1,818	12/28/90	1965
Van Nuys	CA	718	378	661	—	718	1,039	1,757	473	12/28/90	1969
Canon City	CO	292	6,228	982	(3,512)	292	3,698	3,990	1,071	09/26/97	1970
Colorado Springs	CO	245	5,236	1,213	(3,031)	245	3,418	3,663	1,008	09/26/97	1972
Delta	CO	167	3,570	760	—	167	4,330	4,497	1,467	09/26/97	1963
Grand Junction	CO	204	3,875	1,225	—	204	5,100	5,304	2,275	12/30/93	1968
Grand Junction	CO	173	2,583	2,076	—	173	4,659	4,832	2,003	12/30/93	1978
Lakewood	CO	232	3,766	2,143	—	232	5,909	6,141	2,659	12/28/90	1972
Littleton	CO	185	5,043	1,858	—	185	6,901	7,086	3,229	12/28/90	1965
Littleton	CO	400	3,507	—	—	400	3,507	3,907	783	02/28/03	1998
Wheat Ridge(4)	CO	470	3,373	—	—	470	3,373	3,843	63	04/01/10	2005
Cromwell	CT	570	5,304	—	—	570	5,304	5,874	—	12/22/10	1998
Wallingford	CT	430	3,136	—	—	430	3,136	3,566	—	12/22/10	1984
Washington	DC	13,700	8,400	490	—	13,700	8,890	22,590	473	12/22/08	1966
Washington	DC	13,605	24,880	1,219	—	13,605	26,099	39,704	1,025	05/20/09	1976
Newark	DE	2,010	11,852	2,100	—	2,010	13,952	15,962	3,478	01/11/02	1982
Newark	DE	1,500	19,447	300	—	1,500	19,747	21,247	1,375	03/31/08	1998
Wilmington	DE	4,365	25,739	1,321	—	4,365	27,060	31,425	6,930	01/11/02	1988
Wilmington(4)	DE	1,179	6,950	1,253	—	1,179	8,203	9,382	2,125	01/11/02	1974
Wilmington	DE	38	227	1,021	—	38	1,248	1,286	244	01/11/02	1965
Wilmington	DE	869	5,126	2,464	—	869	7,590	8,459	1,935	01/11/02	1989
Boca Raton	FL	4,166	39,633	729	—	4,166	40,362	44,528	16,773	05/20/94	1994
Cape Coral	FL	400	2,907	—	—	400	2,907	3,307	651	02/28/03	1998
Coral Springs(4)	FL	3,410	20,104	12,872	—	3,410	32,976	36,386	6,238	01/11/02	1984
Deerfield Beach	FL	3,196	18,848	13,424	—	3,196	32,272	35,468	6,073	01/11/02	1990
Deerfield Beach	FL	1,690	14,972	273	—	1,690	15,245	16,935	6,335	05/16/94	1986
Fort Myers	FL	369	2,174	2,246	—	369	4,420	4,789	788	01/11/02	1990
Fort Myers	FL	2,385	21,137	383	—	2,385	21,520	23,905	8,810	08/16/94	1984

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Naples	FL	3,200	2,898	12,349	—	3,200	15,247	18,447	1,317	08/31/06	1984
Orlando	FL	135	532	16	—	135	548	683	28	12/22/08	1997
Orlando	FL	519	1,799	—	—	519	1,799	2,318	92	12/22/08	1997
Orlando	FL	1,946	7,197	—	—	1,946	7,197	9,143	368	12/22/08	1997
Palm Harbor(4)	FL	3,449	20,336	3,479	—	3,449	23,815	27,264	5,908	01/11/02	1989
Palm Harbor	FL	3,379	29,945	539	—	3,379	30,484	33,863	12,668	05/16/94	1992
Pompano Beach	FL	7,700	2,127	33,339	—	7,700	35,466	43,166	3,307	08/31/06	1985
Port St. Lucie	FL	1,242	11,009	200	—	1,242	11,209	12,451	4,658	05/20/94	1993
Tampa	FL	4,850	6,349	7	—	4,850	6,356	11,206	510	10/30/07	1986
West Palm Beach	FL	2,061	12,153	9,039	—	2,061	21,192	23,253	4,328	01/11/02	1988
Alpharetta	GA	5,390	26,712	—	—	5,390	26,712	32,102	1,586	08/21/08	2006
Athens	GA	337	4,006	391	—	337	4,397	4,734	722	11/19/04	1998
Atlanta(4)	GA	5,800	9,305	3	—	5,800	9,308	15,108	727	11/30/07	1978
College Park	GA	300	2,702	1,279	—	300	3,981	4,281	1,400	05/15/96	1985
Columbus	GA	294	3,505	104	—	294	3,609	3,903	614	11/19/04	1999
Conyers(4)	GA	342	4,068	795	—	342	4,863	5,205	753	11/19/04	1997
Conyers	GA	750	7,786	10	—	750	7,796	8,546	49	09/30/10	2008
Dalton	GA	262	3,119	336	—	262	3,455	3,717	553	11/19/04	1997
Decatur(4)	GA	3,100	4,436	203	—	3,100	4,639	7,739	289	07/09/08	1986
Dublin	GA	442	3,982	881	—	442	4,863	5,305	1,926	05/15/96	1968
Evans	GA	230	2,663	326	—	230	2,989	3,219	506	11/19/04	1998
Gainesville(4)	GA	268	3,186	184	—	268	3,370	3,638	573	11/19/04	1998
Macon(4)	GA	183	2,179	277	—	183	2,456	2,639	416	11/19/04	1998
Marietta	GA	300	2,702	780	—	300	3,482	3,782	1,364	05/15/96	1967
Savannah(4)	GA	1,200	19,090	1,035	—	1,200	20,125	21,325	2,299	10/01/06	1987
Savannah	GA	400	5,670	788	—	400	6,458	6,858	755	11/01/06	1989
Snellville	GA	870	4,030	1	—	870	4,031	4,901	119	12/10/09	1997
Tucker	GA	690	6,210	683	—	690	6,893	7,583	1,034	06/03/05	1997
Clarinda	IA	77	1,453	863	—	77	2,316	2,393	1,076	12/30/93	1968
Des Moines	IA	123	627	854	—	123	1,481	1,604	436	07/01/00	1965

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Glenwood	IA	322	2,098	1,506	—	322	3,604	3,926	$989	07/01/00	1964
Mediapolis	IA	94	1,776	701	—	94	2,477	2,571	1,155	12/30/93	1973
Pacific Junction	IA	32	306	87	—	32	393	425	154	04/01/95	1978
Winterset	IA	111	2,099	1,294	(314)	111	3,079	3,190	1,428	12/30/93	1973
Arlington Heights	IL	3,665	32,587	490	—	3,665	33,077	36,742	13,474	09/09/94	1986
Buffalo Grove	IL	3,800	11,456	—	—	3,800	11,456	15,256	72	09/16/10	2009
Romeoville	IL	1,120	19,582	—	—	1,120	19,582	20,702	1,163	08/21/08	2005
Springfield	IL	300	6,744	993	—	300	7,737	8,037	880	08/31/06	1990
Auburn(4)	IN	380	8,246	33	—	380	8,279	8,659	507	09/01/08	1999
Avon(4)	IN	850	11,888	63	—	850	11,951	12,801	728	09/01/08	1999
Bloomington	IN	5,400	25,129	863	—	5,400	25,992	31,392	1,356	11/01/08	1983
Indianapolis(4)	IN	2,785	16,396	2,262	—	2,785	18,658	21,443	4,772	01/11/02	1986
Kokomo(4)	IN	220	5,899	35	—	220	5,934	6,154	374	09/01/08	1998
La Porte(4)	IN	770	5,550	35	—	770	5,585	6,355	358	09/01/08	1998
Marion(4)	IN	410	5,409	48	—	410	5,457	5,867	347	09/01/08	2000
Shelbyville(4)	IN	190	5,328	32	—	190	5,360	5,550	338	09/01/08	1999
South Bend	IN	400	3,107	—	—	400	3,107	3,507	695	02/28/03	1998
Terra Haute(4)	IN	300	13,115	37	—	300	13,152	13,452	819	09/01/08	2005
Vincennes(4)	IN	110	3,603	230	—	110	3,833	3,943	243	09/01/08	1985
Ellinwood	KS	130	1,137	484	—	130	1,621	1,751	629	04/01/95	1972
Lawrence	KS	1,600	18,565	—	—	1,600	18,565	20,165	646	10/01/09	1988
Overland Park(4)	KS	1,274	11,426	1,815	—	1,274	13,241	14,515	2,995	10/25/02	1989
Overland Park	KS	2,568	15,140	2,235	—	2,568	17,375	19,943	4,368	01/11/02	1985
Bowling Green(4)	KY	365	4,345	428	—	365	4,773	5,138	778	11/19/04	1999
Frankfort	KY	560	8,282	1,046	—	560	9,328	9,888	1,037	08/31/06	1989
Hopkinsville(4)	KY	316	3,761	172	—	316	3,933	4,249	656	11/19/04	1999
Lafayette(5)	KY	—	10,848	10,906	—	—	21,754	21,754	7,850	01/11/02	1985
Lexington(5)	KY	—	6,394	1,903	—	—	8,297	8,297	4,218	01/11/02	1980
Louisville(4)	KY	3,524	20,779	5,029	—	3,524	25,808	29,332	6,336	01/11/02	1984
Mayfield	KY	268	2,730	636	—	268	3,366	3,634	567	11/19/04	1999

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Paducah(4)	KY	450	5,358	573	—	450	5,931	6,381	968	11/19/04	2000
Somerset	KY	200	4,919	142	—	200	5,061	5,261	521	11/06/06	2000
Auburn	MA	1,510	7,000	250	—	1,510	7,250	8,760	427	08/08/08	1977
Braintree	MA	3,193	16,652	13,056	—	3,193	29,708	32,901	8,653	01/01/02	1975
Charlton	MA	137	3,651	171	(2,087)	137	1,735	1,872	169	08/08/08	1988
Fitchburg	MA	330	3,361	34	—	330	3,395	3,725	202	08/08/08	1994
Grafton	MA	190	562	11	(500)	70	193	263	34	08/08/08	1930
Leominster	MA	1,520	8,703	132	—	1,520	8,835	10,355	524	08/08/08	1966
Lexington	MA	3,600	15,555	1,020	(7,255)	3,600	9,320	12,920	434	12/22/08	1994
Mansfield	MA	1,190	5,737	—	—	1,190	5,737	6,927	—	12/22/10	1988
Mansfield	MA	1,360	7,326	—	—	1,360	7,326	8,686	—	12/22/10	1988
Mansfield	MA	2,090	8,215	—	—	2,090	8,215	10,305	—	12/22/10	2002
Milford	MA	510	3,039	598	—	510	3,637	4,147	199	08/08/08	1989
Millbury	MA	160	768	—	—	160	768	928	47	08/08/08	1950
Spencer	MA	270	2,607	136	—	270	2,743	3,013	160	08/08/08	1992
Sturbridge	MA	112	1,561	211	(1,306)	112	466	578	66	08/08/08	1986
Westborough	MA	920	6,956	97	—	920	7,053	7,973	418	08/08/08	1986
Westborough	MA	230	135	—	—	230	135	365	10	08/08/08	1900
Winchester(4)	MA	3,218	18,988	5,574	—	3,218	24,562	27,780	5,467	01/11/02	1991
Woburn	MA	3,809	19,862	12,503	—	3,809	32,365	36,174	9,860	01/01/02	1969
Worcester	MA	191	2,133	114	(889)	191	1,358	1,549	108	08/08/08	1992
Worcester	MA	865	10,912	239	—	865	11,151	12,016	659	08/08/08	1989
Worcester	MA	730	3,634	45	—	730	3,679	4,409	219	08/08/08	1986
Worcester	MA	1,200	6,176	105	—	1,200	6,281	7,481	373	08/08/08	1985
Worcester	MA	770	10,408	473	—	770	10,881	11,651	632	08/08/08	1990
Annapolis	MD	1,290	12,373	166	—	1,290	12,539	13,829	873	03/31/08	2001
Bel Air(4)	MD	4,750	16,504	2	—	4,750	16,506	21,256	1,289	11/30/07	1980
Bowie	MD	408	3,421	372	—	408	3,793	4,201	893	10/25/02	2000
Columbia	MD	1,390	10,303	137	—	1,390	10,440	11,830	729	03/31/08	2001
Easton(4)	MD	383	4,555	2,870	—	383	7,425	7,808	1,181	10/25/02	2000

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Ellicott City(4)	MD	1,409	22,691	5,939	—	1,409	28,630	30,039	5,080	03/01/04	1997
Frederick	MD	385	3,444	424	—	385	3,868	4,253	909	10/25/02	1998
Frederick	MD	1,260	9,464	157	—	1,260	9,621	10,881	670	03/31/08	1999
Hagerstown	MD	1,040	7,471	125	—	1,040	7,596	8,636	530	03/31/08	1999
Pikesville	MD	2,000	4,974	59	—	2,000	5,033	7,033	256	12/22/08	1987
Severna Park(4)	MD	229	9,798	1,627	—	229	11,425	11,654	2,492	10/25/02	1998
Silver Spring(4)	MD	1,200	9,288	5,938	—	1,200	15,226	16,426	3,041	10/25/02	1996
Silver Spring	MD	3,301	29,065	714	—	3,301	29,779	33,080	12,252	07/25/94	1992
Hampton	MI	300	2,406	—	—	300	2,406	2,706	539	02/28/03	1998
Monroe	MI	400	2,606	—	—	400	2,606	3,006	587	02/28/03	1998
Portage	MI	300	2,206	—	—	300	2,206	2,506	495	02/28/03	1998
Portage	MI	600	5,212	—	—	600	5,212	5,812	1,166	02/28/03	1998
Saginaw	MI	300	2,506	—	—	300	2,506	2,806	563	02/28/03	1998
Eagan	MN	400	2,506	—	—	400	2,506	2,906	627	02/28/03	1998
Egan	MN	2,300	13,105	—	—	2,300	13,105	15,405	—	12/22/10	1986
Rogers	MN	2,760	45,789	155	—	2,760	45,944	48,704	3,375	03/01/08	1999
West St. Paul	MN	400	3,608	100	—	400	3,708	4,108	915	02/28/03	1998
St. Joseph	MO	111	1,027	1,307	—	111	2,334	2,445	849	06/04/93	1976
Oxford	MS	450	5,791	266	—	450	6,057	6,507	653	10/01/06	2000
Southaven	MS	450	5,795	276	—	450	6,071	6,521	655	10/01/06	2000
Cary(4)	NC	713	4,628	1,732	—	713	6,360	7,073	1,475	10/25/02	1999
Chapel Hill	NC	800	6,414	—	—	800	6,414	7,214	1,434	02/28/03	1996
Charlotte	NC	500	13,960	26	—	500	13,986	14,486	434	11/17/09	1999
Charlotte	NC	820	7,790	26	—	820	7,816	8,636	244	11/17/09	2001
Pineville	NC	630	15,230	1	—	630	15,231	15,861	474	11/17/09	1998
Pineville	NC	550	7,570	1	—	550	7,571	8,121	236	11/17/09	1998
Ashland	NE	28	1,823	1,207	—	28	3,030	3,058	910	07/01/00	1965
Blue Hill	NE	56	1,064	799	—	56	1,863	1,919	533	07/01/00	1967
Central City	NE	21	919	645	—	21	1,564	1,585	520	07/01/00	1969
Columbus	NE	88	561	451	—	88	1,012	1,100	335	07/01/00	1955

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Grand Island	NE	119	1,446	1,333	—	119	2,779	2,898	981	04/01/95	1963
Gretna	NE	237	673	882	—	237	1,555	1,792	449	07/01/00	1972
Milford	NE	24	880	642	—	24	1,522	1,546	506	07/01/00	1967
North Platte	NE	370	8,968	128	—	370	9,096	9,466	654	02/17/08	1988
Omaha	NE	650	5,850	297	—	650	6,147	6,797	951	06/03/05	1992
Omaha	NE	4,680	22,022	—	—	4,680	22,022	26,702	1,308	08/21/08	2007
Sutherland	NE	19	1,251	451	—	19	1,702	1,721	532	07/01/00	1970
Utica	NE	21	569	411	—	21	980	1,001	298	07/01/00	1966
Waverly	NE	529	686	605	—	529	1,291	1,820	472	07/01/00	1989
Burlington	NJ	1,300	11,700	7	—	1,300	11,707	13,007	4,464	09/29/95	1994
Cherry Hill	NJ	1,001	8,175	273	—	1,001	8,448	9,449	1,531	12/29/03	1999
Lakewood(6)	NJ	4,885	28,803	2,497	—	4,885	31,300	36,185	7,776	01/11/02	1987
Mt. Arlington	NJ	1,375	11,232	423	—	1,375	11,655	13,030	2,122	12/29/03	2001
Albuquerque(4)	NM	3,828	22,572	2,500	—	3,828	25,072	28,900	6,204	01/11/02	1986
Albuquerque	NM	540	10,105	8	—	540	10,113	10,653	811	10/30/07	1977
Albuquerque	NM	1,660	9,173	8	—	1,660	9,181	10,841	736	10/30/07	1983
Albuquerque	NM	1,060	9,875	8	—	1,060	9,883	10,943	793	10/30/07	1973
Albuquerque	NM	3,480	25,245	—	—	3,480	25,245	28,725	—	12/22/10	1975
Albuquerque	NM	1,430	2,609	—	—	1,430	2,609	4,039	—	12/22/10	1975
Albuquerque	NM	1,470	1,587	—	—	1,470	1,587	3,057	—	12/22/10	1984
Albuquerque	NM	959	2,065	—	—	959	2,065	3,024	—	12/22/10	1984
Albuquerque	NM	363	266	—	—	363	266	629	—	12/22/10	1984
Albuquerque	NM	1,998	1,071	—	—	1,998	1,071	3,069	—	12/22/10	1984
Brooklyn	NY	3,870	8,545	6	—	3,870	8,551	12,421	507	08/08/08	1971
East Syracuse(4)	NY	420	18,407	8	—	420	18,415	18,835	1,132	07/09/08	1999
East Syracuse	NY	720	17,084	80	—	720	17,164	17,884	980	09/30/08	2001
White Plains	NY	4,900	13,594	—	—	4,900	13,594	18,494	666	01/26/09	1952
Columbus(4)	OH	3,623	27,778	6,241	—	3,623	34,019	37,642	8,007	01/11/02	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	1,484	06/04/93	1965
Solon	OH	450	2,305	—	—	450	2,305	2,755	—	12/22/10	1974

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Midwest City	OK	410	2,970	—	—	410	2,970	3,380	99	09/01/09	1985
Oklahoma City	OK	500	19,046	—	—	500	19,046	19,546	635	09/01/09	1978
Oklahoma City	OK	430	2,955	—	—	430	2,955	3,385	99	09/01/09	1992
Oklahoma City	OK	480	1,546	—	—	480	1,546	2,026	52	09/01/09	1991
Beaver Falls	PA	1,500	13,500	374	—	1,500	13,874	15,374	2,045	10/31/05	1997
Canonsburg	PA	1,518	13,493	587	—	1,518	14,080	15,598	10,229	03/01/91	1985
Clarks Summit	PA	1,001	8,233	286	—	1,001	8,519	9,520	1,547	12/29/03	2001
Elizabeth	PA	696	6,304	330	—	696	6,634	7,330	1,012	10/31/05	1986
Exton	PA	1,001	8,233	366	—	1,001	8,599	9,600	1,560	12/29/03	2000
Fort Washington	PA	3,100	6,829	6	(4,370)	1,669	3,896	5,565	421	06/25/08	1997
Glen Mills	PA	1,001	8,233	410	—	1,001	8,643	9,644	1,594	12/29/03	2001
Horsham	PA	1,010	4,456	—	—	1,010	4,456	5,466	—	12/22/10	1983
King of Prussia	PA	1,540	4,732	—	—	1,540	4,732	6,272	281	08/08/08	1997
Murrysville	PA	300	2,506	—	—	300	2,506	2,806	618	02/28/03	1998
New Britain (Chalfont)	PA	979	8,052	456	—	979	8,508	9,487	1,553	12/29/03	1998
Penn Hills	PA	200	904	—	—	200	904	1,104	225	02/28/03	1997
Pittsburgh	PA	644	5,856	497	(4,711)	644	1,642	2,286	386	10/31/05	1987
Pittsburgh	PA	—	4,054	551	(4,340)	—	265	265	265	10/31/05	1987
Pittsburgh	PA	3,000	11,828	227	—	3,000	12,055	15,055	777	06/11/08	1991
Pittsburgh	PA	2,480	6,395	—	—	2,480	6,395	8,875	—	12/22/10	1996
South Park	PA	898	8,102	219	—	898	8,321	9,219	1,244	10/31/05	1995
Tiffany Court (Kingston)	PA	—	5,682	1,101	—	—	6,783	6,783	1,126	12/29/03	1997
Whitehall	PA	1,599	14,401	985	—	1,599	15,386	16,985	2,269	10/31/05	1987
Lincoln	RI	520	10,077	1	—	520	10,078	10,598	640	06/25/08	1997
Anderson	SC	295	3,509	207	—	295	3,716	4,011	621	11/19/04	1999
Beaufort(4)	SC	188	2,234	557	—	188	2,791	2,979	532	11/19/04	1999
Camden(4)	SC	322	3,697	824	—	322	4,521	4,843	766	11/19/04	1999
Columbia	SC	300	1,905	—	—	300	1,905	2,205	426	02/28/03	1998
Columbia	SC	610	7,900	2	—	610	7,902	8,512	246	11/17/09	2002
Columbia	SC	390	4,659	—	—	390	4,659	5,049	—	12/22/10	1988

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Greenville	SC	700	7,240	10	—	700	7,250	7,950	226	11/17/09	2002
Greenwood	SC	310	2,790	180	—	310	2,970	3,280	463	06/03/05	1999
Hartsville(4)	SC	401	4,775	524	—	401	5,299	5,700	876	11/19/04	1999
Lexington(4)	SC	363	4,322	395	—	363	4,717	5,080	800	11/19/04	1999
Myrtle Beach	SC	543	3,202	3,150	—	543	6,352	6,895	1,194	01/11/02	1980
Orangeburg(4)	SC	303	3,607	642	—	303	4,249	4,552	713	11/19/04	1999
Rock Hill	SC	300	1,705	—	—	300	1,705	2,005	410	02/28/03	1998
Seneca(4)	SC	396	4,714	379	—	396	5,093	5,489	838	11/19/04	2000
West Columbia	SC	520	3,831	—	—	520	3,831	4,351	—	12/22/10	2000
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,526	06/30/92	1968
Huron	SD	45	968	1	—	45	969	1,014	475	06/30/92	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,506	06/30/92	1960
Clarksville	TN	320	2,994	528	—	320	3,522	3,842	368	12/31/06	1997
Cleveland(4)	TN	305	3,627	530	—	305	4,157	4,462	690	11/19/04	1998
Cookeville(4)	TN	322	3,828	412	—	322	4,240	4,562	687	11/19/04	1998
Franklin(4)	TN	322	3,833	346	—	322	4,179	4,501	683	11/19/04	1997
Gallatin	TN	280	3,327	236	—	280	3,563	3,843	596	11/19/04	1998
Goodlettsville	TN	300	3,207	100	—	300	3,307	3,607	739	02/28/03	1998
Jackson(4)	TN	295	3,506	296	—	295	3,802	4,097	641	11/19/04	1999
Knoxville(4)	TN	304	3,618	1,199	—	304	4,817	5,121	762	11/19/04	1998
Maryville	TN	400	3,507	—	—	400	3,507	3,907	783	02/28/03	1998
Nashville	TN	750	6,750	2,949	—	750	9,699	10,449	1,242	06/03/05	1979
Allen	TX	2,590	17,912	—	—	2,590	17,912	20,502	1,064	08/21/08	2006
Austin	TX	400	21,021	114	—	400	21,135	21,535	1,336	06/25/08	1975
Austin	TX	1,540	27,467	157	—	1,540	27,624	29,164	1,538	10/31/08	1993
Austin	TX	300	4,557	—	—	300	4,557	4,857	—	12/22/10	1996
Bellaire	TX	1,238	11,010	162	—	1,238	11,172	12,410	4,643	05/16/94	1991
Boerne	TX	220	4,926	83	—	220	5,009	5,229	361	02/07/08	1990
Conroe	TX	620	14,074	—	—	620	14,074	14,694	55	10/26/10	2009
Dallas	TX	4,709	27,768	4,430	—	4,709	32,198	36,907	7,868	01/11/02	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
El Paso	TX	2,301	13,567	1,152	—	2,301	14,719	17,020	3,780	01/11/02	1989
Fredericksburg	TX	280	4,866	88	—	280	4,954	5,234	359	02/07/08	1999
Houston(4)	TX	5,537	32,647	6,106	—	5,537	38,753	44,290	9,469	01/11/02	1989
Irving	TX	2,830	15,082	10	—	2,830	15,092	17,922	959	06/25/08	1995
Kerrville	TX	250	5,300	10	—	250	5,310	5,560	165	11/17/09	2001
Lubbock	TX	1,110	9,789	15	—	1,110	9,804	10,914	143	06/04/10	2009
San Antonio(4)	TX	4,283	25,256	3,937	—	4,283	29,193	33,476	7,126	01/11/02	1989
San Antonio	TX	1,100	13,900	12	—	1,100	13,912	15,012	434	11/17/09	2003
San Antonio	TX	1,200	6,500	—	—	1,200	6,500	7,700	205	11/17/09	2003
Woodlands(4)	TX	3,694	21,782	3,522	—	3,694	25,304	28,998	6,497	01/11/02	1988
Arlington	VA	1,885	16,734	270	—	1,885	17,004	18,889	6,996	07/25/94	1992
Charlottesville(4)	VA	2,976	26,422	431	—	2,976	26,853	29,829	11,104	06/17/94	1998
Charlottesville	VA	641	7,633	739	—	641	8,372	9,013	1,400	11/19/04	1991
Chesapeake	VA	160	1,498	733	—	160	2,231	2,391	446	05/30/03	1987
Fairfax	VA	2,500	7,147	419	—	2,500	7,566	10,066	412	12/22/08	1990
Fredericksburg(4)	VA	287	8,480	534	—	287	9,014	9,301	2,179	10/25/02	1998
Midlothian(4)	VA	1,103	13,126	1,299	—	1,103	14,425	15,528	2,312	11/19/04	1996
Newport News(4)	VA	581	6,921	347	—	581	7,268	7,849	1,210	11/19/04	1998
Norfolk	VA	1,530	9,531	144	—	1,530	9,675	11,205	510	12/22/08	1999
Norfolk	VA	1,780	8,354	655	—	1,780	9,009	10,789	335	05/20/09	1981
Poquoson	VA	220	2,041	653	—	220	2,694	2,914	535	05/30/03	1987
Richmond	VA	134	3,191	522	—	134	3,713	3,847	884	10/25/02	1998
Richmond	VA	732	8,717	282	—	732	8,999	9,731	1,519	11/19/04	1999
Virginia Beach	VA	893	7,926	129	—	893	8,055	8,948	3,347	05/16/94	1990
Williamsburg	VA	270	2,468	870	—	270	3,338	3,608	634	05/30/03	1987
Seattle	WA	256	4,869	67	—	256	4,936	5,192	2,406	11/01/93	1964
Brookfield	WI	832	3,849	2,899	—	832	6,748	7,580	2,629	12/28/90	1964
Clintonville	WI	30	1,625	352	—	30	1,977	2,007	1,019	12/28/90	1965
Clintonville	WI	14	1,695	632	—	14	2,327	2,341	1,097	12/28/90	1960
Glendale	WI	250	3,797	—	—	250	3,797	4,047	119	09/30/09	1964

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(Dollars in thousands)

		Initial Cost to Company
						Cost amount at December 31, 2010
				Costs Capitalized Subsequent to Acquisition
Location	State	Land	Building & Equipment		Impairment	Land	Building & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Glendale	WI	1,500	33,747	—	—	1,500	33,747	35,247	1,055	09/30/09	1963
Grafton	WI	500	10,058	—	—	500	10,058	10,558	314	09/30/09	2009
Kenosha	WI	750	7,669	35	—	750	7,704	8,454	571	01/01/08	2000
Madison	WI	144	1,633	1,635	(751)	144	2,517	2,661	1,170	12/28/90	1920
Madison	WI	700	7,461	27	—	700	7,488	8,188	554	01/01/08	2000
Mequon(4)	WI	800	8,388	362	—	800	8,750	9,550	632	01/01/08	1999
Oak Creek	WI	650	18,396	149	—	650	18,545	19,195	1,378	01/01/08	2001
Pewaukee	WI	984	2,432	1,025	—	984	3,457	4,441	1,537	09/10/98	1963
Pewaukee	WI	3,900	41,140	—	—	3,900	41,140	45,040	1,286	09/30/09	1994
Racine	WI	1,150	22,436	—	—	1,150	22,436	23,586	701	09/30/09	1986
Sheboygan	WI	1,400	35,168	—	—	1,400	35,168	36,568	1,099	09/30/09	1986
Sheboygan	WI	120	4,014	—	—	120	4,014	4,134	125	09/30/09	1987
Sheboygan	WI	300	975	—	—	300	975	1,275	30	09/30/09	1987
Waukesha	WI	68	3,452	2,842	—	68	6,294	6,362	2,925	12/28/90	1958
Wauwatosa	WI	2,300	6,245	—	—	2,300	6,245	8,545	195	09/30/09	1964
West Allis	WI	1,600	20,377	367	—	1,600	20,744	22,344	1,542	01/01/08	2001
Laramie	WY	191	3,632	740	—	191	4,372	4,563	2,069	12/30/93	1964
Worland	WY	132	2,507	997	—	132	3,504	3,636	1,610	12/30/93	1970

Total		$448,173	$3,023,320	$323,285	$(33,066)	$446,622	$3,315,090	$3,761,712	$538,872

(1)
Aggregate cost for federal income tax purposes is approximately $3.8 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
For assets transferred to us upon our spin off from CommonWealth REIT, or CWH, indicates the dates acquired by CWH, our predecessor.

(4)
These properties are collateral for our $624.7 million of mortgage notes.

(5)
These properties are subject to our $14.6 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

        Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2007	$1,940,347	$323,891
Additions	898,730	59,820
Disposals	(23,442)	(2,372)
Impairment	(8,379)	—

Balance at December 31, 2008	2,807,256	381,339
Additions	533,124	74,712
Disposals	(6,867)	(1,734)
Impairment	(15,530)	—

Balance at December 31, 2009	3,317,983	454,317
Additions	452,381	85,788
Disposals	(2,687)	(1,233)
Impairment	(5,965)	—

Balance at December 31, 2010	$3,761,712	$538,872

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ DAVID J. HEGARTY
David J. Hegarty President and Chief Operating Officer
Dated: February 24, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. HEGARTY David J. Hegarty	President and Chief Operating Officer	February 24, 2011
/s/ RICHARD A. DOYLE Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2011
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 24, 2011
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 24, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 24, 2011
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 24, 2011
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 24, 2011