Form 10-Q
period 2011-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2011-04-28
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15319

SENIOR HOUSING PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3445278
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634

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

Number of registrant’s common shares outstanding as of April 28, 2011: 141,863,596.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2011

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$464,022	$446,622
Buildings and improvements	3,409,096	3,315,090
	3,873,118	3,761,712
Less accumulated depreciation	562,609	538,872
	3,310,509	3,222,840

Cash and cash equivalents	14,810	10,866
Restricted cash	5,158	4,994
Deferred financing fees, net	17,372	16,262
Acquired real estate leases, net	72,339	63,593
Other assets	105,220	74,101
Total assets	$3,525,408	$3,392,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$25,000	$128,000
Senior unsecured notes due 2012, 2016 and 2020, net of discount	670,410	422,880
Secured debt and capital leases	651,657	654,010
Accrued interest	16,063	14,993
Acquired real estate lease obligations, net	18,806	18,239
Other liabilities	32,554	26,557
Total liabilities	1,414,490	1,264,679

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 141,863,596 and 141,854,657 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,419	1,418
Additional paid in capital	2,510,476	2,510,373
Cumulative net income	788,293	756,518
Cumulative distributions	(1,206,354)	(1,153,868)
Unrealized gain on investments	17,084	13,536
Total shareholders’ equity	2,110,918	2,127,977
Total liabilities and shareholders’ equity	$3,525,408	$3,392,656

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Rental income	$98,077	$80,447

Expenses:
Depreciation	26,361	22,289
Property operating expenses	10,003	4,385
General and administrative	6,134	5,491
Acquisition costs	1,113	35
Total expenses	43,611	32,200

Operating income	54,466	48,247

Interest and other income	255	257
Interest expense	(22,746)	(18,414)
Impairment of assets	(166)	—
Equity in earnings (losses) of an investee	37	(28)
Income before income tax expense	31,846	30,062
Income tax expense	(71)	(78)
Net income	$31,775	$29,984

Weighted average shares outstanding	141,855	127,380

Earnings per share:
Net income	$0.22	$0.24

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$31,775	$29,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,361	22,289
Amortization of deferred financing fees and debt discounts	1,071	558
Amortization of acquired real estate leases	(216)	275
Impairment of assets	166	—
Equity in (earnings) losses of an investee	(37)	28
Change in assets and liabilities:
Restricted cash	(164)	(421)
Other assets	(1,170)	747
Accrued interest	1,070	(2,857)
Other liabilities	6,205	1,406
Cash provided by operating activities	65,061	52,009

Cash flows from investing activities:
Acquisitions	(148,525)	(6,362)
Investment in Affiliates Insurance Company	—	(20)
Cash used for investing activities	(148,525)	(6,382)

Cash flows from financing activities:
Costs of issuing common shares	(103)	—
Proceeds from issuance of unsecured senior notes, net	247,327	—
Proceeds from borrowings on revolving credit facility	45,000	30,000
Repayments of borrowings on revolving credit facility	(148,000)	(32,000)
Repayment of other debt	(2,353)	(2,196)
Payment of deferred financing fees	(1,977)	(583)
Distributions to shareholders	(52,486)	(45,856)
Cash provided by (used for) financing activities	87,408	(50,635)

Increase (decrease) in cash and cash equivalents	3,944	(5,008)
Cash and cash equivalents at beginning of period	10,866	10,494
Cash and cash equivalents at end of period	$14,810	$5,486

Supplemental cash flow information:
Interest paid	$20,605	$21,271
Income taxes paid	102	144

Non-cash financing activities:
Issuance of common shares	207	590

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior year property operating expenses to the current year classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Real Estate Properties

At March 31, 2011, we owned 327 properties located in 37 states and Washington, D.C.

In November 2010, we entered into a series of agreements to acquire 27 medical office buildings, or MOBs, located in 12 states from CommonWealth REIT, or CWH, for an aggregate purchase price of approximately $470,000, excluding closing costs.  Between November and December 31, 2010, we acquired 21 of these properties containing 2.1 million square feet for approximately $374,130, excluding closing costs.  In January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95,870, excluding closing costs.  We recorded intangible lease assets and liabilities of approximately $9,217 and $1,600, respectively, related to these six MOB acquisitions in 2011.  We funded these acquisitions using cash on hand, proceeds from an equity issuance, proceeds from a debt issuance and borrowings under our revolving credit facility.

In January 2011, we acquired one MOB with 82,854 square feet located in Mendota Heights, Minnesota for approximately $14,150, excluding closing costs.  We recorded intangible lease assets of approximately $2,722 related to this acquisition.  We funded this acquisition using cash on hand and proceeds from a debt offering.

In March 2011, we agreed to acquire 20 senior living communities located in five states with an aggregate of 2,111 living units for approximately $304,000, excluding closing costs.  We expect to lease 15 of the 20 communities, costing approximately $211,500, to our taxable REIT subsidiary and that our former subsidiary, Five Star Quality Care, Inc., or Five Star, will manage them under a long term contract.  We expect to lease the remaining five communities, which will cost approximately $92,500, to Five Star and to add them to the combination leases currently in effect between us and Five Star.  We expect to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of our assumption of mortgage debts on certain properties.  We expect to fund this acquisition with cash on hand, borrowings under our revolving credit facility and the assumption of approximately $79,000 of mortgage debt.

As of April 28, 2011, we have agreed to acquire one additional senior living facility, with 73 living units, and five MOBs with an aggregate of approximately 206,900 square feet, for combined purchase prices totaling approximately $36,500, excluding closing costs.  We expect to acquire these properties during the second quarter of 2011 and to fund these acquisitions using cash on hand and borrowings under our revolving credit facility.  The purchase of these properties is contingent upon our completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

At March 31, 2011, six of our properties are classified as held for sale.  These six properties are included in real estate properties on our consolidated balance sheets and have a net book value of approximately $9,192 and $9,422 at March 31, 2011 and December 31, 2010, respectively.  We have entered agreements to sell these six properties for combined sales prices totaling approximately $19,635.  We expect the sale of these properties to occur during the second quarter of 2011.  The sale of these properties is contingent upon the buyer’s completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will sell these properties.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three months ended March 31, 2011, we recorded impairment of assets charges of $166 to reduce the carrying value of two of our properties to their estimated fair value based upon expected sales prices less costs to sell.

During the three months ended March 31, 2011, pursuant to the terms of our leases with Five Star, we purchased approximately $10,837 of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star increased by approximately $869 for the affected leases.

Note 3.  Unrealized Gain on Investments

On March 31, 2011, we owned 250,000 common shares of CWH, and 3,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. The net unrealized gain on investments shown on our condensed consolidated balance sheets represents the difference between the value at quoted market prices of our CWH and Five Star shares on March 31, 2011 ($25.97 and $8.13 per share, respectively) and our weighted average costs on the dates we acquired these shares ($26.00 and $2.85 per share, respectively).

Note 4.  Indebtedness

Our principal debt obligations at March 31, 2011 were our $550,000 unsecured revolving credit facility, with $25,000 outstanding on March 31, 2011, three public issues of unsecured senior notes totaling $670,410 and $637,171 of mortgages secured by 62 of our properties.  These 62 collateralized properties had a carrying value of $735,425 at March 31, 2011.  We also have two properties recorded under capital leases totaling $14,486 at March 31, 2011.  These two properties had a carrying value of $17,510 at March 31, 2011.

The interest payable for amounts drawn under our $550,000 revolving credit facility is LIBOR plus a spread.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under this revolving credit facility was 1.1% and 1.0% at March 31, 2011 and 2010, respectively.  In addition to interest, we pay certain fees to maintain this revolving credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of March 31, 2011 and 2010, we had $25,000 and $58,000 outstanding under this revolving credit facility, respectively, and $525,000 and $492,000 available under this revolving credit facility, respectively.  Our revolving credit facility contains financial covenants and requires us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.  This revolving credit facility matures in December 2011.  We are currently monitoring market conditions for comparable revolving credit facilities and expect to refinance our revolving credit facility prior to its maturity.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In January 2011, we sold $250,000 of senior unsecured notes.  The notes require interest at a fixed rate of 4.30% per annum and are due in 2016.  Net proceeds from these sale of the notes, after underwriting discounts and fees and before other expenses, were approximately $245,828.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used the net proceeds of this offering to repay $120,000 in borrowings under our revolving credit facility and for general business purposes, including funding in part the acquisitions described in Note 2 above.

Note 5.  Shareholders’ Equity

On February 11, 2011, we paid a $0.37 per share, or $52,486, distribution to our common shareholders with respect to our operating results in the quarter ended December 31, 2010.  On April 4, 2011, we declared a distribution of $0.37 per share, or $52,490, to be paid to common shareholders of record on April 15, 2011, with respect to our results for the quarter ended March 31, 2011; we expect to pay this distribution on or about May 12, 2011.  On May 14, 2010, we paid a $0.36 per share, or $45,865, distribution to our common shareholders for the quarter ended March 31, 2010.

Under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 30, 2011, we issued 8,939 common shares in payment of an incentive fee of approximately $207 for services rendered to us by RMR during 2010. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

Note 6.  Comprehensive Income

Cumulative other comprehensive income represents the net unrealized gain on the shares of CWH and Five Star common stock we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 3 and Note 10 for a description of these investments.  The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income	$31,775	$29,984
Other comprehensive income:
Change in net unrealized gain (loss) on CWH and Five Star investments	3,544	(49)
Increase in share of investees other comprehensive income	4	—
Comprehensive income	$35,323	$29,935

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at March 31, 2011 categorized by the level of inputs used in the valuation of each asset or liability.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Assets held for sale (1)	$9,192	$—	$9,192
Investments in available for sale securities (2)	32,793	32,793	—
Senior notes (3)	700,566	700,566	—

(1) Assets held for sale consist of six of our properties that we expect to sell that are reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (level 2 inputs) to determine fair value of these properties.  We have recorded cumulative impairments of approximately $5,006 to three of these properties in order to reduce their book values to fair values.

(2) Our investments in available for sale securities include our 250,000 common shares of CWH and 3,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at March 31, 2011 in active markets (level 1 inputs).

(3) We estimate the fair values of our senior notes using an average of the bid and ask price of our three issues of senior notes (level 1 inputs) on or about March 31, 2011.  The fair values of these senior note obligations exceed their book values of $670,410 by $30,156 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at March 31, 2011 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care facilities that offer dining for residents and (ii) MOBs where medical related services are offered that do not provide residential overnight stays or dining services.  Properties in the short term and long term residential care facilities segment include independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2011
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$57,108	$36,616	$4,353	$98,077

Expenses:
Depreciation expense	16,730	8,683	948	26,361
Property operating expenses	—	10,003	—	10,003
General and administrative	—	—	6,134	6,134
Acquisition related costs	—	1,113	—	1,113
Total expenses	16,730	19,799	7,082	43,611

Operating income (loss)	40,378	16,817	(2,729)	54,466

Interest and other income	—	—	255	255
Interest expense	(10,274)	(217)	(12,255)	(22,746)
Impairment of assets	—	(166)	—	(166)
Equity in earnings of an investee	—	—	37	37
Income (loss) before income tax expense	30,104	16,434	(14,692)	31,846
Income tax expense	—	—	(71)	(71)
Net income (loss)	$30,104	$16,434	$(14,763)	$31,775

Total assets	$1,883,430	$1,276,755	$365,223	$3,525,408

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2010
	Short and Long Term Residential Care Facilities	MOB	All Other	Consolidated
Rental income	$56,597	$19,560	$4,290	$80,447

Expenses:
Depreciation expense	16,435	4,906	948	22,289
Property operating expenses	—	4,385	—	4,385
General and administrative	—	—	5,491	5,491
Acquisition costs	—	35	—	35
Total expenses	16,435	9,326	6,439	32,200

Operating income (loss)	40,162	10,234	(2,149)	48,247

Interest and other income	—	—	257	257
Interest expense	(10,243)	(169)	(8,002)	(18,414)
Equity in losses of an investee	—	—	(28)	(28)
Income (loss) before income tax expense	29,919	10,065	(9,922)	30,062
Income tax expense	—	—	(78)	(78)
Net income (loss)	$29,919	$10,065	$(10,000)	$29,984

Total assets	$1,959,151	$733,703	$273,168	$2,966,022

Note 9. Significant Tenant

Rent from Five Star was 47% of our annual rents as of March 31, 2011.  The following tables present summary financial information for Five Star for the three months ended March 31, 2011 and 2010, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended March 30,
Operations	2011	2010
Total revenues	$308,341	$298,844
Operating income	6,070	5,111
Income from continuing operations	5,622	4,592
Net income	4,133	4,085

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31,
Cash Flows	2011	2010
Cash provided by operating activities	$20,360	$15,173
Net cash used in discontinued operations	(1,114)	(92)
Cash used in investing activities	(18,371)	(6,127)
Cash provided by (used in) financing activities	4,363	(2,831)
Change in cash and cash equivalents	5,238	6,123
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	26,008	11,140

	As of March 31,
Financial Position	2011	2010
Current assets	$156,741	$182,574
Non-current assets	244,954	230,412
Total indebtedness	50,073	98,458
Current liabilities	155,334	175,315
Non-current liabilities	76,863	93,216
Total shareholders’ equity	169,498	144,455

The summary financial information of Five Star is presented to comply with applicable regulations of the Securities and Exchange Commission, or SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included as textual references only, and the information in Five Star’s Quarterly Report on Form 10-Q is not incorporated by reference into these financial statements.

Note 10.  Related Person Transactions

Five Star is our former subsidiary, Five Star is our largest tenant, and we are Five Star’s largest shareholder.  As of March 31, 2011, we owned 3.2 million shares of common stock of Five Star, which represented approximately 9.0% of Five Star’s outstanding shares of common stock.  RMR provides management services to both us and Five Star.  As of March 31, 2011, we leased 186 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of March 31, 2011 was $187,656, excluding percentage rent.  The total rent we recognized from Five Star for the three months ended March 31, 2011 and 2010 was $46,694 and $46,089, respectively, and as of March 31, 2011 and December 31, 2010, our rents receivable from Five Star were $16,819 and $16,762, respectively, and are included in other assets on our condensed consolidated balance sheets.  Additional information regarding our leases with Five Star appears in our Annual Report.

Since January 2011, pursuant to the terms of our leases with Five Star, we purchased approximately $10,837 of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $869.

In March 2011, we agreed to acquire 20 senior living communities located in five states with an aggregate of 2,111 living units for approximately $304,000, excluding closing costs.  We expect to lease 15 of the 20 communities, costing approximately $211,500, to our taxable REIT subsidiary and that Five Star will manage them under a long term contract.  We expect to lease the remaining five communities, which will cost approximately $92,500, to Five Star and to add them to the combination leases currently in effect between us and Five Star.  The terms of the agreements between us and Five Star are subject to approval by special committees of each of our Board of Trustees and Five Star’s Board of Directors composed solely of Independent Trustees / Directors who are not also Trustees / Directors of the other party.  We expect to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of our assumption of mortgage debts on certain properties.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In November 2010, at Five Star’s request, we agreed to sell three skilled nursing facilities in Georgia with a total of 329 licensed beds that are leased to Five Star for an aggregate sales price of approximately $18,000, and we expect Five Star’s annual rent to us to decrease by approximately $1,800 if and after this sale closes.  We expect the sale of these properties to occur during the second quarter of 2011.  The sale of these properties is contingent upon the buyer’s completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that the closing of our sale of these properties will be completed.

In January 2011, at Five Star’s request, we agreed to sell one assisted living community in Pennsylvania with 70 licensed living units that is leased to Five Star for a sales price of approximately $800, and we expect Five Star’s annual rent to us to decrease by approximately $72 if and after this sale closes.  We expect the sale of this property to occur during the second quarter of 2011.  The sale of this property is contingent upon the buyer’s completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that the closing of our sale of this property will be completed.

CWH was formerly our parent.  We were spun off to CWH’s shareholders in 1999.  In November 2010, we entered into a series of agreements for our purchase from CWH of 27 properties which are majority leased as MOBs for an aggregate purchase price of approximately $470,000, excluding closing costs.  These properties include approximately 2.8 million square feet and were subject to our rights of first refusal to purchase in the event CWH determined to sell these properties.  In November and December 2010, we acquired 21 of these properties; in January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95,870, excluding closing costs.

Pursuant to our business management agreement with RMR, we recognized expenses of $4,818 and $4,218 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Pursuant to our property management agreement with RMR, we recognized expenses of $1,024 and $552 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of income.  Under the terms of our business management agreement with RMR, on March 30, 2011, we issued 8,939 common shares to RMR in payment of an incentive fee of approximately $207 for services rendered to us by RMR during 2010.

We, RMR, Five Star, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment on our condensed consolidated balance sheets in other assets at $5,117 and $5,076 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, we recognized income of $37 and a loss of $(28), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $275.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Senior Housing Properties Trust

Notes to CONDENSED Consolidated Financial Statements (unauditeD)

(dollar amounts in thousands, except per share data or as otherwise stated)

For more information about our related person transactions, including our dealings with Five Star, CWH, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 24, 2011 relating to our 2011 Annual Meeting of Shareholders and our Current Report on Form 8-K filed on March 8, 2011.  Our Annual Report, Current Report and Proxy Statement are available at the SEC’s website: www.sec.gov.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per living unit / bed or square foot data):

		Number of
	Number of	Units/Beds or		Investment	% of		% of Q1
(As of March 31, 2011)	Properties	Square Feet		Carrying Value (1)	Investment	Q1 2011 NOI (2)	2011 NOI

Facility Type
Independent living communities (3)	43	11,524		$1,143,052	29.5%	$26,619	30.2%
Assisted living facilities (3)	131	9,342		1,039,257	26.8%	23,283	26.4%
Skilled nursing facilities (3)	52	5,514		226,410	5.9%	4,625	5.3%
Rehabilitation hospitals	2	364		69,654	1.8%	2,581	2.9%
Wellness centers	10	812,000	sq. ft.	180,017	4.6%	4,353	5.0%
MOBs	89	5,982,000	sq. ft.	1,214,728	31.4%	26,613	30.2%
Total	327			$3,873,118	100.0%	$88,074	100.0%

Tenant / Operator
Five Star (Lease No. 1)	88	6,421		$633,535	16.3%	$13,252	15.0%
Five Star (Lease No. 2)	46	5,885		515,005	13.3%	12,281	13.9%
Five Star (Lease No. 3)	28	5,618		637,997	16.5%	15,392	17.4%
Five Star (Lease No. 4)	26	2,720		256,455	6.6%	5,769	6.6%
Sunrise / Marriott (4)	14	4,091		325,165	8.4%	7,025	8.0%
Brookdale	18	894		61,122	1.6%	1,758	2.0%
6 private companies (combined)	8	1,115		49,094	1.3%	1,631	1.9%
Wellness centers	10	812,000	sq. ft.	180,017	4.6%	4,353	5.0%
Multi-tenant MOBs	89	5,982,000	sq. ft.	1,214,728	31.4%	26,613	30.2%
Total	327			$3,873,118	100.0%	$88,074	100.0%

Tenant Operating Statistics (5)

					Q1 NOI per Living Unit, Bed
	Rent Coverage		Occupancy		or Square Foot (6)
	2010	2009	2010	2009	2011	2010
Five Star (Lease No. 1)	1.30x	1.27x	86.9%	87.7%	$2,064	$2,040
Five Star (Lease No. 2) (7)	1.37x	1.31x	81.9%	82.1%	$1,757	$1,700
Five Star (Lease No. 3)	1.53x	1.51x	87.7%	88.8%	$2,740	$2,671
Five Star (Lease No. 4)	1.15x	1.05x	83.8%	84.5%	$2,121	$2,144
Sunrise / Marriott (4)	1.40x	1.39x	89.8%	89.3%	$1,717	$1,712
Brookdale	2.21x	2.11x	92.9%	91.2%	$1,966	$1,973
6 private companies (combined)	2.30x	1.94x	85.3%	83.7%	$1,463	$1,561
Wellness centers (8)	2.18x	2.27x	100.0%	100.0%	NA	NA
Multi-tenant MOBs (9)	NA	NA	97.0%	96.4%	$4	$5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(1)          Amounts are before depreciation, but after impairment write downs, if any.

(2)          Property net operating income, or NOI, is defined as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally as a performance measure and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level.  NOI excludes certain components from net income in order to provide results that are more closely related to our properties’ results of operations.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance.  See below for the calculation of NOI and a reconciliation of NOI to Net Income.

(3)          Properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(4)          Marriott International, Inc. guarantees this lease.

(5)          All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(6)          Represents Q1 NOI by lease divided by the number of living units, beds or square feet leased at March 31, 2011 and 2010.

(7)          Q1 NOI per living unit, bed or square foot excludes the two rehabilitation hospitals because these properties have extensive clinic space for services to both overnight patients and patients who receive treatment and do not stay overnight, and these properties are not comparable to residential senior living properties.

(8)          Q1 NOI per living unit, bed or square foot excludes the wellness centers because these properties have extensive indoor and outdoor recreation space which is not comparable to properties where rent is based on interior space only.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows our calculation of NOI and reconciles NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Rental income	$98,077	$80,447
Property operating expenses	(10,003)	(4,385)
Property net operating income (NOI)	$88,074	$76,062

NOI	$88,074	$76,062
Depreciation	(26,361)	(22,289)
General and administrative	(6,134)	(5,491)
Acquisition costs	(1,113)	(35)
Operating income	54,466	48,247

Interest and other income	255	257
Interest expense	(22,746)	(18,414)
Impairment of assets	(166)	—
Equity in earnings (losses) of an investee	37	(28)
Income before income tax expense	31,846	30,062
Income tax expense	(71)	(78)
Net income	$31,775	$29,984

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding our lease expirations as of March 31, 2011 (dollars in thousands):

						Cumulative
					Percent of	Percentage
					Total	of
	Annualized Rental Income (1)				Annualized	Annualized
	Short and Long				Rental	Rental
	Term Residential		Wellness		Income	Income
Year	Care Facilities	MOBs	Centers	Total	Expiring	Expiring

2011	$—	$5,236	$—	$5,236	1.3%	1.3%
2012	—	16,688	—	16,688	4.1%	5.4%
2013	32,919	9,212	—	42,131	10.3%	15.7%
2014	—	19,399	—	19,399	4.8%	20.5%
2015	3,013	15,089	—	18,102	4.4%	24.9%
2016	2,912	10,607	—	13,519	3.3%	28.2%
2017	32,148	9,809	—	41,957	10.3%	38.5%
2018	—	4,513	—	4,513	1.1%	39.6%
2019	599	26,039	—	26,638	6.5%	46.1%
2020 and thereafter	169,120	32,960	17,337	219,417	53.9%	100.0%
Total	$240,711	$149,552	$17,337	$407,600	100.0%

Average remaining lease term for all properties (weighted by rent):  10.4 years

(1)                Annualized rental income is rents pursuant to signed leases as of March 31, 2011, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization in certain of our MOBs and wellness centers.

	Number of Tenants					Cumulative
	Short and				Percent of	Percentage
	Long Term				Total Number	of Number
	Residential		Wellness		of Tenants	of Tenants
Year	Care Facilities	MOBs	Centers	Total	Expiring	Expiring

2011	—	69	—	69	16.3%	16.3%
2012	—	76	—	76	17.9%	34.2%
2013	1	46	—	47	11.1%	45.3%
2014	—	65	—	65	15.3%	60.6%
2015	3	51	—	54	12.7%	73.3%
2016	2	29	—	31	7.3%	80.6%
2017	2	21	—	23	5.4%	86.0%
2018	—	15	—	15	3.5%	89.5%
2019	1	16	—	17	4.0%	93.5%
2020 and thereafter	3	22	2	27	6.5%	100.0%
Total	12	410	2	424	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds			Square Feet
Year	Short and Long Term Residential Care Facilities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Total Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2011	—	0.0%	0.0%	119,882	—	119,882	1.8%	1.8%
2012	—	0.0%	0.0%	778,687	—	778,687	11.8%	13.6%
2013	4,091	15.3%	15.3%	279,883	—	279,883	4.2%	17.8%
2014	—	0.0%	15.3%	1,001,903	—	1,001,903	15.1%	32.9%
2015	423	1.6%	16.9%	636,315	—	636,315	9.6%	42.5%
2016	517	1.9%	18.8%	417,905	—	417,905	6.3%	48.8%
2017	3,614	13.5%	32.3%	402,154	—	402,154	6.1%	54.9%
2018	—	0.0%	32.3%	141,139	—	141,139	2.1%	57.0%
2019	175	0.7%	33.0%	879,028	—	879,028	13.3%	70.3%
2020 and thereafter	17,924	67.0%	100.0%	1,152,371	812,000	1,964,371	29.7%	100.0%
Total	26,744	100.0%		5,809,267	812,000	6,621,267	100.0%

During the three months ended March 31, 2011, we signed MOB lease renewals for 16,795 square feet and new leases for 145,734 square feet, at weighted average rental rates that were 18.4% below rents previously charged for the same space.  These leases have average rent of $22.74 per square foot.  Average lease terms for leases signed during the first quarter of 2011 were 6.8 years.  Commitments for tenant improvement and leasing costs for leases signed during the first quarter of 2011 totaled $2.0 million, or $12.21 per square foot on average (approximately $1.80 per square foot per year of the lease term).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

The following tables present a summary of our operations for the three months ended March 31, 2011 and 2010:

Consolidated (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	% Change
	(in thousands, except per share amounts)
Rental income	$98,077	$80,447	$17,630	21.9%

Expenses:
Depreciation	26,361	22,289	4,072	18.3%
Property operating expenses	10,003	4,385	5,618	128.1%
General and administrative	6,134	5,491	643	11.7%
Acquisition related costs	1,113	35	1,078	3,008.0%
Total expenses	43,611	32,200	11,411	35.4%
Operating income	54,466	48,247	6,219	12.9%

Interest and other income	255	257	(2)	(0.8)%
Interest expense	(22,746)	(18,414)	(4,332)	(23.5)%
Impairment of assets	(166)	—	(166)	—
Equity in earnings (losses) of an investee	37	(28)	65	232.1%
Income before income tax expense	31,846	30,062	1,784	5.9%
Income tax expense	(71)	(78)	7	9.0%
Net income	$31,775	$29,984	$1,791	6.0%

Weighted average shares outstanding	141,855	127,380	14,475	11.4%

Net income per share	$0.22	$0.24	$(0.02)	(8.3)%

Our results of operations and our explanation of changes in our results of operations by segment follows.

Short and long term residential care facilities (dollars in thousands):

	All Properties		Comparable Properties (1)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2011	2010	2011	2010
Total properties	228	232	228	228
# of units / beds	26,744	26,937	26,744	26,744
Occupancy (2)	86.2%	86.2%	86.2%	86.4%
Rent coverage (2)	1.43x	1.39x	1.43x	1.40x
Rental income (3)	$57,108	$56,597	$57,108	$56,491

(1)          Represents short and long term residential care facilities we have owned continuously since January 1, 2010.

(2)          All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)          Rental income increased year over year on a comparable basis related to improvement funding at certain of the 228 facilities we have owned continuously since January 1, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short and long term residential care facilities, all properties (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	% Change

Rental income	$57,108	$56,597	$511	0.9%

Expenses:
Depreciation	16,730	16,435	295	1.8%
Total expenses	16,730	16,435	295	1.8%
Operating income	40,378	40,162	216	0.5%

Interest expense	(10,274)	(10,243)	(31)	(0.3)%
Net income	$30,104	$29,919	$185	0.6%

Rental income.  Rental income increased because of rents from the purchase of approximately $42.7 million of improvements made to our properties which are leased by Five Star since January 1, 2010, offset by a reduction in rental income resulting from the sale of four facilities in August 2010.  Rental income includes non cash straight line rent adjustments (reductions) totaling $508,042 and $(245,950) for the three months ended March 31, 2011 and 2010, respectively.  Rental income increased year over year on a comparable basis related to improvement funding at certain of the 228 facilities we have owned continuously since January 1, 2010.

Total expenses.  Depreciation expense increased as a result of our purchase of approximately $42.7 million of improvements made to our properties which are leased by Five Star since January 1, 2010, offset by a reduction in rental income resulting from the sale of four facilities in August 2010.

Interest expense.  Interest expense for our short and long term residential care facilities arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of an increase in a variable rate of interest applicable to one mortgage debt.

MOBs (dollars and square feet in thousands):

	All Properties		Comparable Properties (1)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2011	2010	2011	2010
Total properties	89	56	56	56
Total square feet (2)	5,982	2,868	2,864	2,868
Occupancy (3)	97.1%	96.7%	98.6%	96.7%
Rental income	$36,616	$19,560	$19,358	$19,560
Property operating expenses	$10,003	$4,385	$4,295	$4,385

(1)          Represents MOBs we have owned continuously since January 1, 2010.

(2)          Prior periods exclude space remeasurements made during the current period.

(3)          MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MOBs, all properties (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	% Change

Rental income	$36,616	$19,560	$17,056	87.2%
Property operating expenses	10,003	4,385	5,618	128.1%
Property net operating income (NOI)	26,613	15,175	11,438	75.4%

Depreciation	(8,683)	(4,906)	(3,777)	(77.0)%
Acquisition related costs	(1,113)	(35)	(1,078)	(3,008.0)%
Operating income	16,817	10,234	6,583	64.3%

Interest expense	(217)	(169)	(48)	(28.4)%
Impairment of assets	(166)	—	(166)	—
Net income	$16,434	$10,065	$6,369	63.3%

Rental income.  Rental income increased because of rents from 33 MOBs we acquired since January 1, 2010.  Rental income includes non cash straight line rent adjustments totaling $2.0 million and $1.4 million and amortization of acquired real estate leases and obligations of $160,700 and $(329,870) for the three months ended March 31, 2011 and 2010, respectively.

Property operating expenses.  Property operating expenses increased because of our MOB acquisitions since January 1, 2010.

Property net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since January 1, 2010.

Acquisition related costs.  Acquisition related costs increased because of a higher volume of acquisitions in the first quarter of 2011 than the same quarter last year.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  Interest expense increased because of a $2.5 million mortgage debt at interest of 6.73% that we assumed in April 2010.

Impairment of assets.  During the three months ended March 31, 2011, we recorded an impairment of assets charge of $166,000 related to two properties to reduce the carrying value of these properties to their estimated sales price less costs to sell.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2010) (square feet and dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change	% Change

Rental income	$19,358	$19,560	$(202)	(1.0)%
Property operating expenses	4,295	4,385	(90)	(2.1)%
Property net operating income (NOI)	15,063	15,175	(112)	(0.7)%

Depreciation	(4,868)	(4,906)	38	0.8%
Acquisition related costs	—	(35)	35	—
Operating income	10,195	10,234	(39)	(0.4)%

Interest expense	(173)	(169)	(4)	(2.3)%
Impairment of assets	(166)	—	(166)	—
Net income	$9,856	$10,065	$(209)	(2.1)%

Rental income.  The 1.0% decrease in rental income at the properties that we have owned continuously since January 1, 2010 was primarily due to a decrease in rental income at one MOB located in Lexington, Massachusetts.  Rental income includes non cash straight line rent adjustments totaling $1.2 million and $1.4 million and amortization of acquired real estate leases and obligations of $(261,050) and $(329,870) for the three months ended March 31, 2011 and 2010, respectively.

Property operating expenses.  The 2.1% decrease in property operating expenses at the properties we have owned continuously since January 1, 2010 was mainly due to real estate tax reductions offset by increases in utility costs.

Property net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.

Depreciation expense.  Depreciation expense decreased primarily because of the amortization of above and below market lease adjustments that we amortize over the respective lease term.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

Impairment of assets.  During the three months ended March 31, 2011, we recorded an impairment of assets charge of $166,000 related to two properties to reduce the carrying value of these properties to their estimated sales price less costs to sell.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All other operations (dollars in thousands): (1)

	Three Months Ended March 31,
	2011	2010	Change	% Change

Rental income	$4,353	$4,290	$63	1.5%

Expenses:
Depreciation	948	948	—	—
General and administrative	6,134	5,491	643	11.7%
Total expenses	7,082	6,439	643	10.0%
Operating loss	(2,729)	(2,149)	(580)	(27.0)%

Interest and other income	255	257	(2)	(0.8)%
Interest expense	(12,255)	(8,002)	(4,253)	(53.1)%
Equity in earnings (losses) of an investee	37	(28)	65	232.1%
Loss before income tax expense	(14,692)	(9,922)	(4,770)	(48.1)%
Income tax expense	(71)	(78)	7	9.0%
Net loss	$(14,763)	$(10,000)	$(4,763)	(47.6)%

(1)          All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, as well as all of our unallocated operating expenses.

Rental income.  Rental income for our wellness centers increased because of a consumer price index based increase in August 2010 at four of our wellness centers.  Rental income includes non cash straight line rent adjustments totaling $364,830 and amortization of acquired real estate leases and obligations of $55,190 in both the three months ended March 31, 2011 and 2010.

Total expenses.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended March 31, 2011 and 2010.  General and administrative expenses increased principally as a result of senior living facility and MOB acquisitions since January 1, 2010.

Interest and other income.  Interest and other income remained essentially unchanged.  Interest and other income mainly includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010 and our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011, offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and the lesser amounts outstanding under our revolving credit facility.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $29.6 million and 1.1%, and $59.2 million and 1.0%, for the three months ended March 31, 2011 and 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of funds to pay operating expenses, debt service and distributions to shareholders is rental income from our properties.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our MOB properties; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential facility tenants monthly, quarterly or annually.  During the three months ended March 31, 2011, we generated $65.1 million of cash from operations.  The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non cash items.  Net income and the non cash items increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At March 31, 2011, we had $14.8 million of cash and cash equivalents and $525.0 million available under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a revolving credit facility with a group of institutional lenders.  This revolving credit facility permits us to borrow up to $550.0 million.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a spread.  At March 31, 2011, the weighted average interest rate payable on our revolving credit facility was 1.1%.  As of March 31, 2011 and April 28, 2011, we had $25.0 million and zero amounts outstanding, respectively, outstanding under this revolving credit facility.  This revolving credit facility matures in December 2011.  We are currently monitoring market conditions for comparable revolving credit facilities and expect to refinance our revolving credit facility prior to its maturity, but there can be no assurance that we will be able to refinance our revolving credit facility or that any refinancing will be on terms as favorable to us as the terms of our current facility; in fact, based upon current market conditions we expect the interest rate payable by us under a new credit facility will be higher.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the quarter ended March 31, 2011, we acquired seven MOBs located in six states for combined purchase prices totaling $110.0 million, excluding closing costs.  Our weighted average capitalization rate for these acquisitions was 9.1% of the aggregate gross purchase price, based on estimated annual NOI, which we define as rental income from real estate less property operating expenses on the date of closing.  Details of these acquisitions are as follows:

In November 2010, we entered into a series of agreements to acquire 27 MOBs located in 12 states from CWH for an aggregate purchase price of approximately $470.0 million, excluding closing costs.  During November and December 2010, we acquired 21 of these properties containing 2.1 million square feet for approximately $374.1 million, excluding closing costs.  In January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95.9 million, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from equity and debt issuances and borrowings under our revolving credit facility.

In January 2011, we acquired one MOB with 82,854 square feet located in Mendota Heights, Minnesota for approximately $14.2 million, excluding closing costs.  Upon acquisition, this property was 100% leased to WuXi AppTec, a medical biotech research company, for approximately 8.2 years.  We funded this acquisition using cash on hand and proceeds from a debt offering.

During the three months ended March 31, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $10.8 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $869,000.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three months ended March 31, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities at our MOBs (excluding such expenditures at our short and long term residential care facilities) were as follows (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Tenant improvements	$974	$115
Leasing costs	1,336	62
Building improvements (1)	182	(15)
Development and redevelopment activities (2)	42	—

(1)   Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(2)   Development, redevelopment and other activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments made for expenditures in connection with our MOB leasing activities during the three months ended March 31, 2011, are as follows (amounts in thousands, except as noted):

	New Leases	Renewals	Total
Square feet leased during the quarter	17	146	163
Total commitments for tenant improvements and leasing costs	$378	$1,606	$1,984
Leasing costs per square foot (whole dollars)	$22.53	$11.02	$12.21
Average lease term (years)	5.7	7.0	6.8
Leasing costs per square foot per year (whole dollars)	$3.95	$1.57	$1.80

In March 2011, we agreed to acquire 20 senior living communities located in five states with a total of 2,111 living units for approximately $304.0 million, excluding closing costs.  We expect to lease 15 of the 20 communities, costing approximately $211.5 million, to our taxable REIT subsidiary and that Five Star will manage these properties under a long term contract.  We expect to lease the remaining five communities, which will cost approximately $92.5 million, to Five Star and to add them to the combination leases currently in effect between us and Five Star.  We expect to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of our assumption of mortgage debts on certain properties.  We expect to fund this acquisition with cash on hand, borrowings under our revolving credit facility and the assumption of approximately $79.0 million of mortgage debt.

As of April 28, 2011, we have agreed to acquire one additional senior living facility, with 73 living units, and five MOBs, with an aggregate of approximately 206,900 square feet, for combined purchase prices totaling approximately $36.5 million, excluding closing costs.  We expect to acquire these properties in the second quarter of 2011 and to fund these acquisitions using cash on hand and borrowings under our revolving credit facility.  The purchase of these properties is contingent upon our completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In January 2011, we issued $250.0 million of unsecured senior notes.  The notes require interest at a fixed rate of 4.30% per annum and are due in 2016.  Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $245.4 million.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding in part the acquisitions described above and below.

In the recent past, capital markets conditions have been challenging.  The availability and cost of credit continue to be volatile, and the number of institutions active in lending to the healthcare sector is relatively limited compared to some other parts of the real estate industry.  If we are able to refinance our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the refinancing, we may be unable to find replacement lenders and our access to borrowing under the refinanced revolving credit facility could be reduced.  We cannot provide assurance that we will be able to refinance our revolving credit facility or that, if refinanced, we will be able to maintain its current size.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future financings will be reasonable.  Also, the current market conditions have led to increased credit spreads which, if they continue, may result in increased interest costs when we refinance our revolving credit facility or refinance our other debts.  These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 4, 2011, we declared a quarterly distribution of $0.37 per common share, or $52.5 million, to our common shareholders for the quarter ended March 31, 2011.  This distribution will be paid to shareholders on or about May 12, 2011, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than interest rate caps in connection with our Federal National Mortgage Association, or FNMA, mortgage loan, which is further described below in “Quantitative and Qualitative Disclosures About Market Risk”.

Debt Covenants

Our principal debt obligations at March 31, 2011 were $25.0 million outstanding under our $550.0 million unsecured revolving credit facility, three public issues of unsecured senior notes totaling $670.4 million and $637.2 million of mortgages secured by 62 of our properties.  We also have two properties encumbered by capital leases totaling $14.5 million at March 31, 2011.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2011, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

Five Star is our former subsidiary, Five Star is our largest tenant, we are Five Star’s largest shareholder and RMR provides management services to both us and Five Star.  As of March 31, 2011, we owned 3.2 million shares of common stock of Five Star, which represented approximately 9.0% of Five Star’s outstanding shares of common stock.  As of March 31, 2011, we leased 186 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under these leases as of March 31, 2011 was approximately $187.7 million, excluding percentage rent based on increases in gross revenues at certain properties.  The total rent we recognized from Five Star for the three months ended March 31, 2011 and 2010 was $46.7 million and $46.1 million, respectively.  As of March 31, 2011 and December 31, 2010, our rent receivable from Five Star was $16.8 million, and this amount is included in other assets on our condensed consolidated balance sheets.  Additional information regarding our leases with Five Star appears in our Annual Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Since January 2011, pursuant to the terms of our leases with Five Star, we purchased approximately $10.8 million of improvements made to our properties leased by Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $869,000.

In March 2011, we agreed to acquire 20 senior living communities located in five states with a total of 2,111 living units for approximately $304.0 million, excluding closing costs.  We expect to lease 15 of the 20 communities, costing approximately $211.5 million, to our taxable REIT subsidiary and that Five Star will manage these facilities under a long term contract.  We expect to lease the remaining five communities, which will cost approximately $92.5 million, to Five Star and to add them to the combination leases currently in effect between us and Five Star.  The terms of the agreements between us and Five Star are subject to approval by special committees of each of our Board of Trustees and Five Star’s Board of Directors composed solely of Independent Trustees / Directors who are not also Trustees / Directors of the other party.  We expect to acquire these communities during the second quarter of 2011, subject to required regulatory approvals and lender approval of our assumption of mortgage debts on certain properties.  We expect to fund this acquisition with cash on hand, borrowings under our revolving credit facility and the assumption of approximately $79.0 million of mortgage debt.

In November 2010, at Five Star’s request, we agreed to sell three skilled nursing facilities in Georgia with a total of 329 licensed beds that are leased to Five Star for an aggregate sales price of approximately $18.0 million, and we expect Five Star’s annual rent to us to decrease by approximately $1.8 million if and after this sale closes.  We expect the sale of these properties to occur during the second quarter of 2011.  The sale of these properties is contingent upon the buyer’s completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that the closing of our sale of these properties will be completed.

In January 2011, at Five Star’s request, we agreed to sell one assisted living community in Pennsylvania with 70 licensed units that is leased to Five Star for a sales price of approximately $800,000, and we expect Five Star’s annual rent to us to decrease by approximately $72,000 if and after this sale closes.  We expect the sale of this property to occur during the second quarter of 2011.  The sale of this property is contingent upon the buyer’s completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that the closing of our sale of this property will be completed.

CWH was formerly our parent.  We were spun off to CWH’s shareholders in 1999.  In November 2010, we entered into a series of agreements for our purchase from CWH of 27 properties which are majority leased as MOBs for an aggregate purchase price of approximately $470.0 million, excluding closing costs.  These properties include approximately 2.8 million square feet and were subject to our rights of first refusal to purchase in the event CWH determined to sell these properties.  In November and December 2010, we acquired 21 of these properties; in January 2011, we acquired the remaining six properties containing 737,000 square feet for approximately $95.9 million, excluding closing costs.

Pursuant to our business management agreement with RMR, we recognized expenses of $4.8 and $4.2 million for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Pursuant to our property management agreement with RMR, we recognized expenses of $1.0 million and $552,000 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of income.  Under the terms of our business management agreement with RMR, on March 30, 2011, we issued 8,939 common shares to RMR in payment of an incentive fee of approximately $207,000 for services rendered to us by RMR during 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We, RMR, Five Star, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested approximately $5.2 million in AIC since its formation in November 2008.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment on our condensed consolidated balance sheets in other assets at $5.1 million as of March 31, 2011 and December 31, 2010.  During the three months ended March 31, 2011 and 2010, we recognized income of $36,777 and a loss of $(28,060), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $275,000.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with Five Star, CWH, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 24, 2011 relating to our 2011 Annual Meeting of Shareholders and our Current Report on Form 8-K filed on March 8, 2011.  These SEC filed documents are available at the SEC’s website: www.sec.gov.

Impact of Government Reimbursement

Approximately 88% of our current rents from our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay with their own private resources. The remaining 12% of our rents from our senior living properties come from properties where the revenues are more dependent upon Medicare and Medicaid programs. The operations of most of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to support our rent, but operations at certain of these properties do not. However, as discussed under the caption, “Business — Government Regulation and Reimbursement” in Part I of our Annual Report, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues and currently do not produce sufficient income to pay our rents.

The Patient Protection and Affordable Care Act, or PPACA, as discussed in Part I of our Annual Report under the caption “Business — Government Regulation and Reimbursement”, contains insurance law changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.  PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.  We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for skilled nursing facilities, or SNFs, and inpatient rehabilitation facilities, or IRFs, or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants’ increasing costs or other circumstances that could have a material adverse effect on our tenants’ abilities to pay rent to us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Center for Medicare and Medicaid Services, or CMS, has adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for SNFs by approximately 1.7% overall in federal fiscal year 2011.  CMS has also adopted rules that took effect on October 1, 2010 that it estimates will increase aggregate Medicare payment rates for IRFs by approximately 2.2% overall in federal fiscal year 2011.  It is unclear to us whether operating cost increases will be limited to the same percentage rates.

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

The U.S. House of Representatives has recently approved a budget outline intended to limit the long term growth of federal Medicare and Medicaid expenditures by changing Medicare to a system of premium support payments to assist new beneficiaries in purchasing private health insurance starting in 2022, changing Medicaid to a system of block grants to the states starting in 2013, and repealing key provisions of PPACA.  The Obama administration has recently proposed a plan intended to control the long term growth of federal Medicare and Medicaid expenditures by expanding the authority of the Independent Payment Advisory Board established by PPACA, building on other PPACA reforms, and making Medicaid more flexible for the states without using block grants.

We are unable to predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on our tenants of the possible failure of these programs to increase rates to match their increasing expenses, but they could have a material adverse effect on our tenants’ abilities to pay rent to us. Similarly, we are unable to predict the impact on our tenants that the various challenges and potential changes to PPACA may have on its implementation.  However, if changes to be implemented under PPACA result in reduced payments for our tenants’ services or the failure of Medicare, Medicaid, or private insurance to cover our tenants’ increasing costs, our tenants’ ability to pay rent to us could be adversely and materially affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2010. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

At March 31, 2011, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$250,000	4.30%	$10,750	2016	Semi-Annually
Unsecured senior notes	225,000	8.625%	19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages (1)	303,079	6.71%	20,337	2019	Monthly
Mortgages	48,352	6.54%	3,162	2017	Monthly
Mortgages	31,542	6.97%	2,198	2012	Monthly
Mortgage	14,392	6.91%	994	2013	Monthly
Mortgages	11,092	6.11%	678	2013	Monthly
Mortgage	4,286	6.50%	279	2013	Monthly
Mortgage	3,687	7.31%	270	2022	Monthly
Mortgage	2,403	6.73%	162	2012	Monthly
Mortgage	1,807	7.85%	142	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,110,340		$72,742

(1)   Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $7.3 million.

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2011, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $31.2 million.

Our unsecured senior notes and mortgages generally contain provisions that allow us to make repayment at par plus premiums which is generally designed to preserve a stated yield to the debt holder. Also, as we have previously done, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights and purchases may afford us the opportunity to mitigate the risks arising from changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Our unsecured revolving credit facility accrues interest at floating rates and matures in December 2011.  At March 31, 2011 and April 28, 2011, we had $25.0 million and zero amounts outstanding, respectively, and $525.0 million and $550.0 million, respectively, available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $25.0 million at March 31, 2011 was 1.06%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2011	1.06%	$25,000	$265
10% reduction	0.95%	$25,000	$238
10% increase	1.17%	$25,000	$293

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2011 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2011	1.06%	$550,000	$5,830
10% reduction	0.95%	$550,000	$5,225
10% increase	1.17%	$550,000	$6,435

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $303.1 million at March 31, 2011, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $201.8 million at March 31, 2011.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at March 31, 2011, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.41%.  If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2011	6.41%	$201,831	$12,937
10% reduction	6.38%	$201,831	$12,877
10% increase	6.43%	$201,831	$12,978

(1)                   Our variable rate at March 31, 2011 consists of the one month LIBOR rate of 0.26% at March 31, 2011 plus a fixed premium.  This table assumes a 10% interest rate change on the one month LIBOR rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER, AND OUR ABILITY TO  REFINANCE, OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF MARCH 31 2011, IS RESPONSIBLE FOR 47% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS AND LIQUIDITY INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF PPACA PROVISIONS ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENT,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, CWH AND RMR AND ITS RELATED ENTITIES,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

•                  FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO MATCH FIVE STAR’S COST INCREASES,

•                  CHANGES IN REGULATIONS AFFECTING ITS OPERATIONS,

•                  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE AGREED TO ACQUIRE 20 SENIOR LIVING COMMUNITIES FOR APPROXIMATELY $304.0 MILLION, EXCLUDING CLOSING COSTS, AND THAT WE EXPECT THIS TRANSACTION TO CLOSE DURING THE SECOND QUARTER OF 2011.  THE CLOSING OF THIS PURCHASE IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF PURCHASES OF MULTIPLE LOCATION SENIOR LIVING PROPERTIES, INCLUDING VARIOUS REGULATORY AND LENDER APPROVALS.  THESE CONDITIONS MAY NOT BE SATISFIED OR MAY CAUSE THE NUMBER OF PROPERTIES AND THE PURCHASE PRICE TO CHANGE.  ALSO, THESE CONDITIONS MAY CAUSE THE CLOSING DATE TO BE CHANGED.  WE CAN PROVIDE NO ASSURANCE THAT WE WILL PURCHASE THESE PROPERTIES OR WHEN WE MAY DO SO,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE AGREED TO ACQUIRE SIX OTHER PROPERTIES AND THAT THE ACQUISITIONS ARE EXPECTED TO OCCUR DURING THE SECOND QUARTER OF 2011.  THE PURCHASE OF THESE PROPERTIES IS CONTINGENT UPON OUR COMPLETION OF DILIGENCE AND OTHER CUSTOMARY CLOSING CONDITIONS; ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO ENTER INTO A LONG TERM AGREEMENT WITH FIVE STAR.  THE TERMS OF THE LONG TERM AGREEMENT ARE SUBJECT TO APPROVAL BY SPECIAL COMMITTEES OF OUR BOARD OF TRUSTEES AND FIVE STAR’S BOARD OF DIRECTORS COMPOSED OF INDEPENDENT TRUSTEES / DIRECTORS WHO ARE NOT ALSO TRUSTEES / DIRECTORS OF BOTH PARTIES.  ACCORDINGLY, THIS MANAGEMENT AGREEMENT MAY NOT BE CONCLUDED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO LEASE PROPERTIES TO FIVE STAR AND TO ADD THEM TO COMBINATION LEASES CURRENTLY IN EFFECT BETWEEN US AND FIVE STAR.  FIVE STAR’S ABILITY TO PAY RENT DUE UNDER ITS COMBINATION LEASES WITH US DEPENDS IN LARGE PART UPON THE SUCCESS OF ITS TOTAL BUSINESS ACTIVITIES.  THE STATEMENTS AND IMPLICATIONS IN THIS QUARTERLY REPORT SHOULD NOT BE CONSIDERED A GUARANTY THAT FIVE STAR WILL BE ABLE TO PAY RENT DUE TO US,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO SELL SIX PROPERTIES AND THAT WE EXPECT THE SALES TO OCCUR DURING THE SECOND QUARTER OF 2011.  THE CLOSINGS OF THESE SALES ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS.  AS A RESULT, SOME OR ALL OF THESE SALES MAY BE DELAYED OR MAY NOT OCCUR,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES, AND

•                  REVENUES AND RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS THE APPLICATION AND INTERPRETATION OF NEW LEGISLATION AFFECTING OUR BUSINESS, NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, AND IN OUR CURRENT REPORT ON FORM 8-K FILED ON MARCH 8, 2011, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR ANNUAL REPORT AND CURRENT REPORT ON FORM 8-K ARE AVAILABLE AT THE SEC WEBSITE, WWW.SEC.GOV.

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

PART II.   Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

As further described in our Annual Report, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on March 30, 2011, we issued 8,939 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2010. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.      Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1	Rule 13a-14(a) Certification. (Filed herewith)

31.2	Rule 13a-14(a) Certification. (Filed herewith)

31.3	Rule 13a-14(a) Certification. (Filed herewith)

31.4	Rule 13a-14(a) Certification. (Filed herewith)

32.1	Section 1350 Certification. (Furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: April 28, 2011

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: April 28, 2011