Form 10-Q
period 2011-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2011-07-28
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of registrant’s common shares outstanding as of July 28, 2011: 153,373,596.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2011

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$482,065	$446,622
Buildings and improvements	3,594,332	3,315,090
	4,076,397	3,761,712
Less accumulated depreciation	577,277	538,872
	3,499,120	3,222,840

Cash and cash equivalents	28,082	10,866
Restricted cash	5,712	4,994
Deferred financing fees, net	23,718	16,262
Acquired real estate leases, net	70,843	63,593
Loan receivable	9,000	—
Other assets	96,943	74,101
Total assets	$3,733,418	$3,392,656

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$184,000	$128,000
Senior unsecured notes due 2012, 2016 and 2020, net of discount	670,630	422,880
Secured debt and capital leases	697,531	654,010
Accrued interest	20,093	14,993
Assumed real estate lease obligations, net	18,034	18,239
Other liabilities	40,108	26,557
Total liabilities	1,630,396	1,264,679

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 149,700,000 shares authorized, 141,873,596 and 141,854,657 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,419	1,418
Additional paid in capital	2,510,710	2,510,373
Cumulative net income	839,341	756,518
Cumulative distributions	(1,258,844)	(1,153,868)
Cumulative other comprehensive income	10,396	13,536
Total shareholders’ equity	2,103,022	2,127,977
Total liabilities and shareholders’ equity	$3,733,418	$3,392,656

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$99,904	$80,765	$197,981	$161,212
Residents fees and services	844	—	844	—
Total revenues	100,748	80,765	198,825	161,212

Expenses:
Depreciation	26,935	22,345	53,296	44,634
Property operating expenses	10,815	4,154	20,818	8,539
General and administrative	6,876	5,403	13,010	10,894
Acquisition related costs	2,814	404	3,927	439
Impairment of assets	—	1,095	166	1,095
Total expenses	47,440	33,401	91,217	65,601

Operating income	53,308	47,364	107,608	95,611

Interest and other income	254	243	509	500
Interest expense	(23,361)	(20,515)	(46,107)	(38,929)
Loss on early extinguishment of debt	(427)	(2,433)	(427)	(2,433)
Gain on sale of properties	21,315	—	21,315	—
Equity in earnings (losses) of an investee	46	(24)	83	(52)
Income before income tax expense	51,135	24,635	82,981	54,697
Income tax expense	(87)	(76)	(158)	(154)
Net income	$51,048	$24,559	$82,823	$54,543

Weighted average shares outstanding	141,869	127,408	141,862	127,394

Net income per share	$0.36	$0.19	$0.58	$0.43

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$82,823	$54,543
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53,296	44,634
Amortization of deferred financing fees and debt discounts	2,144	1,199
Amortization of acquired real estate leases	(371)	532
Loss on early extinguishment of debt	427	2,433
Impairment of assets	166	1,095
Gain on sale of properties	(21,315)	—
Equity in (earnings) losses of an investee	(83)	52
Change in assets and liabilities:
Restricted cash	(718)	(708)
Other assets	(2,605)	(2,566)
Accrued interest	5,100	916
Other liabilities	14,319	4,572
Cash provided by operating activities	133,183	106,702

Cash flows from investing activities:
Acquisitions	(324,733)	(31,289)
Loan receivable	(41,000)	—
Principal repayments on loan receivable	32,000	—
Investment in Five Star Quality Care, Inc.	(5,000)	—
Investment in Affiliates Insurance Company	—	(44)
Proceeds from sale of properties	38,663	—
Cash used for investing activities	(300,070)	(31,333)

Cash flows from financing activities:
Costs of issuing common shares	(103)	—
Proceeds from issuance of unsecured senior notes, net	247,327	197,852
Proceeds from borrowings on revolving credit facility	365,000	33,000
Repayments of borrowings on revolving credit facility	(309,000)	(93,000)
Redemption of senior notes	—	(98,780)
Repayment of other debt	(4,541)	(4,232)
Payment of deferred financing fees	(9,604)	(3,752)
Distributions to shareholders	(104,976)	(91,721)
Cash provided by (used for) financing activities	184,103	(60,633)

Increase in cash and cash equivalents	17,216	14,736
Cash and cash equivalents at beginning of period	10,866	10,494
Cash and cash equivalents at end of period	$28,082	$25,230

Supplemental cash flow information:
Interest paid	$38,863	$38,013
Income taxes paid	256	225

Non-cash investing activities:
Acquisitions funded by assumed debt	(48,062)	(2,458)

Non-cash financing activities:
Assumption of mortgage notes payable	48,062	2,458
Issuance of common shares	441	802

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances between us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ property operating expenses and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At June 30, 2011, we owned 339 properties located in 37 states and Washington, D.C.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the Southeast United States for approximately $304,000, excluding closing costs. In June 2011, we acquired 14 of these 20 communities for approximately $196,594, excluding closing costs, and in July 2011, we acquired three of these communities for approximately $44,671, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from an equity offering, borrowings under our revolving credit facility and by assuming approximately $48,062 of mortgage loans in June 2011 and $12,757 of mortgage loans in July 2011.

In May 2011, we entered into agreements for Five Star Quality Care, Inc., or Five Star, to manage 15 of these 20 communities under long term contracts. We refer to the 15 communities as the Managed Communities and the other five communities as the Leased Communities. Ten of the 14 communities acquired in June 2011 and two of the three communities acquired in July 2011 are Managed Communities.  The management agreement with Five Star employs the taxable real estate investment trust, or REIT, subsidiary structure authorized by the REIT Investment Diversification and Empowerment Act, or RIDEA.  The results of operations for the Managed Communities are included in our consolidated results of operations beginning as of June 2011 in our short and long term residential care communities segment.  In June 2011, Five Star began leasing four of the Leased Communities, and in July 2011, Five Star began leasing the remaining Leased Community. Our acquisition of the three remaining Managed Communities are contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 living units for approximately $7,500, excluding closing costs.  We leased this property to Five Star and added this property to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $608 per year.  Percentage rent, based on increases in gross revenues at this property, will commence in 2013.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May and June 2011, we acquired four medical office buildings, or MOBs, one located in Shoreview, Minnesota and three located in Alachua, Florida, with a total of 174,408 square feet of floor space for an aggregate purchase price of $21,750, excluding closing costs.  We recorded intangible lease assets and liabilities of approximately $2,003 and $251, respectively, related to these acquisitions.  In July 2011, we acquired one additional MOB located in Alachua, Florida, with 32,476 square feet of floor space for approximately $5,200, excluding closing costs.  We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and by assuming approximately $3,700 of mortgage loans in July 2011.

In May and July 2011, we entered two separate agreements to acquire one senior living community and two MOBs for an aggregate purchase price of $22,725, including the assumption of approximately $9,700 of mortgage debt and excluding closing costs.  The senior living community is located in California and includes 57 assisted living units, and the two MOBs are located in Virginia and include an aggregate of 45,578 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

During the three months ended June 30, 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39,460, excluding closing costs.  We recognized a gain on sale of these properties of approximately $21,315.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the six months ended June 30, 2011, we recorded impairment of assets charges of $166 to reduce the carrying value of two of our properties to their estimated fair value based upon expected sales prices less costs to sell.  During the three and six months ended June 30, 2010, we recorded impairment of assets charges of $1,095 to reduce the carrying value of five of our properties to their estimated fair value based upon expected sales prices less costs to sell.

During the three and six months ended June 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $4,485 and $15,322, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $359 and $1,228, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Unrealized Gain on Investments

In June 2011, we acquired 1,000,000 shares of Five Star common stock in Five Star’s public offering of 11,500,000 shares of common stock for an aggregate purchase price of $5,000.

On June 30, 2011, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the unrealized gain on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares on June 30, 2011 ($25.84 and $5.81 per share, respectively) and our weighted average costs on the dates we acquired these shares ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement under which we agreed to lend Five Star up to $80,000, or the Bridge Loan, to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122,800.  In June 2011, Five Star acquired two of these senior living communities and borrowed $41,000 under the Bridge Loan.  Five Star subsequently repaid $32,000 of this advance in June 2011.  As of June 30, 2011, there was $9,000 outstanding and $39,000 available to borrow under the Bridge Loan.  In July 2011, Five Star acquired one more of these senior living communities and borrowed $15,000 under the Bridge Loan.  As of July 28, 2011, there is $24,000 outstanding and $24,000 available to borrow under this Bridge Loan.  The Bridge Loan is secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $58 in the three months ended June 30, 2011, which is included in interest and other income in our condensed consolidated statements of income.

Note 6.  Indebtedness

In June 2011, we entered into a new $750,000 unsecured revolving credit facility with a group of 26 institutional lenders that we use for acquisitions, working capital and general business purposes.  The new facility replaces our previous $550,000 unsecured revolving credit facility which had been scheduled to mature on December 31, 2011.  In connection with this refinancing, we recorded a loss on early extinguishment of debt of $427 from the write off of unamortized deferred financing fees related to our previous $550,000 revolving credit facility.  The maturity date of the new facility is June 24, 2015 and includes an option for us to extend the facility for one year to June 24, 2016.  Interest paid under the new facility is set at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under this revolving credit facility was 1.79% at June 30, 2011.  As of June 30, 2011, we had $184,000 outstanding and $566,000 available under this revolving credit facility.  Our revolving credit facility contains financial covenants that require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants and with the comparable covenants of our prior credit facility during the periods presented.

In connection with the acquisitions discussed above in Note 3, during the three months ended June 30, 2011, we assumed $48,062 of mortgage debt with a weighted average interest rate of 5.93% and a weighted average maturity of 4.0 years.  We recorded the assumed mortgages at their fair value which approximated their outstanding principal balances.  We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Our principal debt obligations at June 30, 2011 were: our $750,000 unsecured revolving credit facility; three public issuances of unsecured senior notes of $225,000 due 2012 at an annual interest rate of 8.625%, $250,000 due 2016 at an annual interest rate of 4.30% and $200,000 due 2020 at an annual interest rate of 6.75%; and $683,135 of mortgages secured by 70 of our properties.  The 70 mortgaged properties had a carrying value of $827,493 at June 30, 2011.  We also have two properties subject to capital leases totaling $14,396 at June 30, 2011; these two properties had a carrying value of $17,089 at June 30, 2011.

Note 7.  Shareholders’ Equity

On May 12, 2011, we paid a $0.37 per share, or $52,490, distribution to our common shareholders for the quarter ended March 31, 2011.  On July 1, 2011, we declared a distribution of $0.37 per share, or $56,748, to be paid to common shareholders of record on July 11, 2011, with respect to our results for the quarter ended June 30, 2011. We expect to pay this distribution on or about August 12, 2011.  On August 12, 2010, we paid a $0.36 per share, or $45,869, distribution to our common shareholders for the quarter ended June 30, 2010.

On May 16, 2011, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.43 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $247,500.  We used the net proceeds of this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

Note 8.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$51,048	$24,559	$82,823	$54,543
Other comprehensive income:
Increase (decrease) in net unrealized gain on CWH and Five Star investments	(6,727)	(1,667)	(3,183)	(1,715)
Increase in share of investees other comprehensive income	39	—	43	—
Comprehensive income	$44,360	$22,892	$79,683	$52,828

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Cumulative other comprehensive income includes the net unrealized gain (loss) on the shares of CWH and Five Star common stock we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC.  See Notes 4 and 12 for a description of these investments.

Note 9.  Fair Value of Assets and Liabilities

The table below presents the fair value of certain of our assets and liabilities at June 30, 2011 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in available for sale securities (1)	$31,065	$31,065	$—	$—
Unsecured senior notes (2)	$702,821	$—	$702,821	$—

(1) Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at June 30, 2011 in active markets (Level 1 inputs).

(2) We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our three issuances of senior notes (Level 1 inputs) on or about June 30, 2011.  The fair values of these senior note obligations exceed their book values of $670,630 by $32,191 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, loan receivable, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at June 30, 2011 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 10.  Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income from the tenants of our leased communities and we earn fees and services from the residents of our Managed Communities.  Our Managed Communities commenced operations in June 2011.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2011
	Short and Long Term Residential Care Communities	MOB	All Other Operations	Consolidated
Revenues:
Rental income	$57,186	$38,244	$4,474	$99,904
Residents fees and services	844	—	—	844
Total revenues	58,030	38,244	4,474	100,748

Expenses:
Depreciation expense	17,014	8,973	948	26,935
Property operating expenses	609	10,206	—	10,815
Acquisition related costs	2,234	580	—	2,814
General and administrative	—	—	6,876	6,876
Total expenses	19,857	19,759	7,824	47,440

Operating income (loss)	38,173	18,485	(3,350)	53,308

Interest and other income	—	—	254	254
Interest expense	(10,326)	(215)	(12,820)	(23,361)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	46	46
Income (loss) before income tax expense	49,083	18,349	(16,297)	51,135
Income tax expense	—	—	(87)	(87)
Net income (loss)	$49,083	$18,349	$(16,384)	$51,048

Total assets	$2,060,845	$1,288,412	$384,161	$3,733,418

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2010
	Short and Long Term Residential Care Communities	MOB	All Other Operations	Consolidated
Rental income	$56,727	$19,683	$4,355	$80,765

Expenses:
Depreciation expense	16,526	4,871	948	22,345
Property operating expenses	—	4,154	—	4,154
General and administrative	—	—	5,403	5,403
Acquisition related costs	20	384	—	404
Impairment of assets	1,095	—	—	1,095
Total expenses	17,641	9,409	6,351	33,401

Operating income (loss)	39,086	10,274	(1,996)	47,364

Interest and other income	—	—	243	243
Interest expense	(10,485)	(232)	(9,798)	(20,515)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Equity in losses of an investee	—	—	(24)	(24)
Income (loss) before income tax expense	28,601	10,042	(14,008)	24,635
Income tax expense	—	—	(76)	(76)
Net income (loss)	$28,601	$10,042	$(14,084)	$24,559

Total assets	$1,948,645	$749,587	$294,995	$2,993,227

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2011
	Short and Long Term Residential Care Communities	MOB	All Other Operations	Consolidated
Revenues:
Rental income	$114,296	$74,859	$8,826	$197,981
Residents fees and services	844	—	—	844
Total revenues	115,140	74,859	8,826	198,825

Expenses:
Depreciation expense	33,743	17,657	1,896	53,296
Property operating expenses	609	20,209	—	20,818
General and administrative	—	—	13,010	13,010
Acquisition related costs	2,234	1,693	—	3,927
Impairment of assets	—	166	—	166
Total expenses	36,586	39,725	14,906	91,217

Operating income (loss)	78,554	35,134	(6,080)	107,608

Interest and other income	—	—	509	509
Interest expense	(20,599)	(432)	(25,076)	(46,107)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	83	83
Income (loss) before income tax expense	79,191	34,781	(30,991)	82,981
Income tax expense	—	—	(158)	(158)
Net income (loss)	$79,191	$34,781	$(31,149)	$82,823

Total assets	$2,060,845	$1,288,412	$384,161	$3,733,418

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2010
	Short and Long Term Residential Care Communities	MOB	All Other Operations	Consolidated
Rental income	$113,324	$39,243	$8,645	$161,212

Expenses:
Depreciation expense	32,962	9,776	1,896	44,634
Property operating expenses	—	8,539	—	8,539
General and administrative	—	—	10,894	10,894
Acquisition related costs	20	419	—	439
Impairment of assets	1,095	—	—	1,095
Total expenses	34,077	18,734	12,790	65,601

Operating income (loss)	79,247	20,509	(4,145)	95,611

Interest and other income	—	—	500	500
Interest expense	(20,730)	(402)	(17,797)	(38,929)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Equity in losses of an investee	—	—	(52)	(52)
Income (loss) before income tax expense	58,517	20,107	(23,927)	54,697
Income tax expense	—	—	(154)	(154)
Net income (loss)	$58,517	$20,107	$(24,081)	$54,543

Total assets	$1,948,645	$749,587	$294,995	$2,993,227

Note 11. Significant Tenant

Our leases with Five Star account for 47.7% of our annualized rental income at June 30, 2011.  Five Star also began managing a portfolio of 10 senior living communities for our account in June 2011.  The following tables present summary financial information for Five Star for the three and six months ended June 30, 2011 and 2010, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended June 30,
Operations	2011	2010
Total revenues	$312,563	$302,328
Operating income	8,424	8,188
Income from continuing operations	6,339	7,989
Net income	5,196	8,153

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30,
	2011	2010
Total revenues	$620,904	$601,172
Operating income	14,596	13,298
Income from continuing operations	11,961	12,580
Net income	9,329	12,238

Cash Flows
Cash provided by operating activities	31,520	61,336
Net cash used in discontinued operations	(2,440)	(219)
Cash used in investing activities	(69,354)	(9,112)
Cash provided by (used in) financing activities	62,662	(39,884)
Change in cash and cash equivalents	22,388	12,121
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	43,158	17,138

	As of June 30,
Financial Position	2011	2010
Current assets	$160,156	$157,280
Non-current assets	321,395	229,179
Total indebtedness	73,975	60,617
Current liabilities	160,174	149,222
Non-current liabilities	91,748	84,751
Total shareholders’ equity	229,629	152,486

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

Note 12.  Related Person Transactions

Five Star is our former subsidiary, our largest tenant and manages several senior living communities for us.  We are Five Star’s largest shareholder and as of June 30, 2011, we owned 4,235,000 shares of common stock of Five Star, which represented approximately 8.9% of Five Star’s outstanding shares of common stock.  Reit Management & Research LLC, or RMR, provides management services to both us and Five Star.  One of our Managing Trustees is also a managing director of Five Star and our other Trustees also serve as trustees of other companies managed by RMR.

As of June 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of June 30, 2011 was $192,915, excluding percentage rent.  For the three and six months ended June 30, 2011 and 2010, the total rent we recognized from Five Star was $46,789 and $93,483, respectively, and $46,220 and $92,310, respectively.  As of June 30, 2011 and December 31, 2010, our rents receivable from Five Star were $16,815 and $16,762, respectively, and are included in other assets in our condensed consolidated balance sheets.  Additional information regarding our leases with Five Star appears in our Annual Report.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In March 2011, we agreed to acquire 20 senior living communities located in five states in the Southeast United States for approximately $304,000, excluding closing costs.  In May 2011, we entered into agreements for Five Star to manage 15 of these 20 communities under long term contracts.

In June 2011, we acquired 14 of these 20 communities for approximately $196,594, excluding closing costs, and in July 2011 we acquired three of these communities for approximately $44,671, excluding closing costs.  Five Star manages 10 of the communities we acquired in June and two of the communities acquired in July and leases the other five communities acquired for initial rent of approximately $6,923 per annum.  If we acquire the three remaining communities, Five Star will manage them.  For the three months ended June 30, 2011, we paid net $25 in management fees to Five Star and these management fees are included in property operating expenses in our condensed consolidated statements of income.  The terms of the management agreements and leases between us and Five Star were approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of our Independent Trustees and Five Star’s independent directors who are not also Trustees or directors of the other party and who were represented by separate counsel.

In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 living units for approximately $7,500, excluding closing costs.  We leased this property to Five Star and added this property to our Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $608 per annum.  Percentage rent, based on increases in gross revenues at this property, will commence in 2013.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $4,485 and $15,322, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $359 and $1,228, respectively.

During the second quarter of 2011, we sold three skilled nursing facilities in Georgia with a total of 329 licensed beds and one assisted living community in Pennsylvania with 70 licensed living units for an aggregate sales price of $18,800, excluding closing costs.  Each of these communities was previously leased to Five Star, and as a result of these sales, Five Star’s annual rent to us decreased by approximately $1,864.

As discussed in Note 5, “Loan Receivable”, in May 2011, we and Five Star entered into the Bridge Loan, under which we agreed to lend Five Star up to $80,000.  The terms of the Bridge Loan were reviewed and approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of our Independent Trustees and Five Star’s independent directors who are not also Trustees or directors of the other party and who were represented by separate counsel.  As of June 30, 2011 and July 28, 2011, there was $9,000 and $24,000, respectively, outstanding on this Bridge Loan.  We recognized interest income from this Bridge Loan of $58 in the three months ended June 30, 2011, which is included in interest and other income in our condensed consolidated statements of income.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to our business management agreement with RMR, we incurred expenses of $5,572 and $10,390, and $4,187 and $8,405, for the three and six months ended June 30, 2011 and 2010, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Pursuant to our property management agreement with RMR, we incurred expenses of $1,057 and $2,081, and $551 and $1,104, for the three and six months ended June 30, 2011 and 2010, respectively; these amounts are included in property operating expenses in our condensed consolidated statements of income.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

We, RMR, Five Star, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of June 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment in our condensed consolidated balance sheets in other assets at $5,202 and $5,076 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $46 and $83 and a loss of $(24) and $(52), respectively, related to this investment.  AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer. Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were $275 and $1,170 (the increase primarily arises from the increase in our insurable assets), respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with Five Star, RMR, CWH, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 24, 2011 relating to our 2011 Annual Meeting of Shareholders, or our Proxy Statement.  Our Annual Report and Proxy Statement are available at the SEC’s website: www.sec.gov.

Note 13.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We do, however, lease certain managed senior living communities to our wholly owned taxable REIT subsidiaries, or TRSs, that, unlike most of our subsidiaries, files a separate corporate income tax return and is subject to federal and state income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRS and certain state income taxes incurred by us despite our REIT status.  During the three and six months ended June 30, 2011 and 2010, we recognized current tax expense of $87 and $158 and $76 and $154, respectively, related to such taxes payable without regard to our REIT status.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per living unit / bed or square foot data):

		Number of				Investment per
	Number of	Units/Beds or		Investment	% of	Unit / Bed or	Q2 2011 NOI	% of Q2
(As of June 30, 2011)	Properties	Square Feet		Carrying Value (1)	Investment	Square Foot (2)	(3)	2011 NOI

Facility Type
Independent living communities (4)	48	12,247		$1,248,738	30.6%	$101,963	$26,829	29.7%
Assisted living facilities (4)	140	9,961		1,140,019	28.0%	114,448	23,447	26.1%
Skilled nursing facilities (4)	48	5,024		201,873	5.0%	40,182	4,565	5.1%
Rehabilitation hospitals	2	364		69,886	1.7%	191,995	2,580	2.9%
Wellness centers	10	812,000	sq. ft.	180,017	4.4%	222	4,474	5.0%
MOBs	91	6,147,000	sq. ft.	1,235,864	30.3%	201	28,038	31.2%
Total	339			$4,076,397	100.0%		$89,933	100.0%

Tenant / Operator / Managed Properties
Five Star (Lease No. 1)	89	6,539		$671,578	16.5%	$102,703	$13,342	14.8%
Five Star (Lease No. 2)	47	6,057		542,858	13.3%	89,625	12,333	13.7%
Five Star (Lease No. 3)	28	5,618		638,650	15.7%	113,679	15,498	17.2%
Five Star (Lease No. 4)	25	2,614		270,534	6.6%	103,494	5,615	6.2%
Five Star Managed (5)	10	824		114,522	2.8%	138,983	235	0.3%
Sunrise / Marriott (6)	14	4,091		325,165	8.0%	79,483	7,013	7.8%
Brookdale	18	894		61,122	1.5%	68,369	1,754	2.0%
5 private companies (combined)	7	959		36,087	0.9%	37,630	1,631	1.8%
Wellness centers	10	812,000	sq. ft.	180,017	4.4%	222	4,474	5.0%
Multi-tenant MOBs	91	6,147,000	sq. ft.	1,235,864	30.3%	201	28,038	31.2%
Total	339			$4,076,397	100.0%		$89,933	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Tenant / Managed Properties Operating Statistics (7)

	Rent Coverage		Occupancy
	2011	2010	2011	2010

Five Star (Lease No. 1)	1.31x	1.29x	86.5%	87.4%
Five Star (Lease No. 2)	1.39x	1.32x	82.1%	81.7%
Five Star (Lease No. 3)	1.52x	1.48x	87.2%	88.4%
Five Star (Lease No. 4)	1.12x	1.03x	83.4%	83.5%
Five Star Managed (5)	NA	NA	80.8%	NA
Sunrise / Marriott (6)	1.46x	1.38x	89.8%	89.0%
Brookdale	2.22x	2.11x	92.6%	91.4%
5 private companies (combined)	2.50x	2.01x	84.1%	82.7%
Wellness centers	2.16x	2.23x	100.0%	100.0%
Multi-tenant MOBs (8)	NA	NA	96.6%	96.8%

(1)          Amounts are before depreciation, but after impairment write downs, if any.

(2)          Represents investment carrying value divided by the number of living units, beds or leased square feet at June 30, 2011.

(3)          Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(4)          Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(5)          Five Star manages 10 senior living communities acquired in June 2011 and leased to our TRS.

(6)          Marriott International, Inc. guarantees this lease.

(7)          Operating data for Five Star managed properties are presented from the date of acquisitions through June 30, 2011 and operating data for multi-tenant MOBs are presented as of the end of June 30, 2011 and 2010; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended March 31, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(8)          Our MOB leases include both triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called “full-service” leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables set forth information regarding our lease expirations as of June 30, 2011 (dollars in thousands):

	Annualized Rental Income (1)				Percent of Total	Cumulative Percentage of
Year	Short and Long Term Residential Care Communities	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2011	$—	$3,810	$—	$3,810	0.9%	0.9%
2012	—	15,721	—	15,721	3.8%	4.7%
2013	32,897	10,217	—	43,114	10.4%	15.1%
2014	—	19,030	—	19,030	4.6%	19.7%
2015	3,013	16,379	—	19,392	4.7%	24.4%
2016	1,314	11,417	—	12,731	3.1%	27.5%
2017	32,676	10,552	—	43,228	10.4%	37.9%
2018	—	4,867	—	4,867	1.2%	39.1%
2019	599	25,829	—	26,428	6.4%	45.5%
2020 and thereafter	173,842	35,429	17,536	226,807	54.5%	100.0%
Total	$244,341	$153,251	$17,536	$415,128	100.0%

Average remaining lease term for all properties (weighted by rent):  10.3 years

(1)               Annualized rental income is rents pursuant to signed leases as of June 30, 2011, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

	Number of Tenants
Year	Short and Long Term Residential Care Communities	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Cumulative Percentage of Number of Tenants Expiring

2011	—	51	—	51	12.2%	12.2%
2012	—	77	—	77	18.4%	30.6%
2013	1	51	—	52	12.4%	43.0%
2014	—	66	—	66	15.8%	58.8%
2015	3	49	—	52	12.4%	71.2%
2016	1	32	—	33	7.9%	79.1%
2017	2	23	—	25	5.9%	85.0%
2018	—	17	—	17	4.1%	89.1%
2019	1	16	—	17	4.1%	93.2%
2020 and thereafter	3	24	2	29	6.8%	100.0%
Total	11	406	2	419	100.0%

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Total Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2011	—	0.0%	0.0%	94,664	—	94,664	1.4%	1.4%
2012	—	0.0%	0.0%	697,288	—	697,288	10.3%	11.7%
2013	4,091	15.3%	15.3%	331,025	—	331,025	4.9%	16.6%
2014	—	0.0%	15.3%	1,044,877	—	1,044,877	15.5%	32.1%
2015	423	1.6%	16.9%	646,714	—	646,714	9.6%	41.7%
2016	361	1.3%	18.2%	430,742	—	430,742	6.4%	48.1%
2017	3,508	13.1%	31.3%	454,119	—	454,119	6.7%	54.8%
2018	—	0.0%	31.3%	146,327	—	146,327	2.2%	57.0%
2019	175	0.7%	32.0%	866,450	—	866,450	12.8%	69.8%
2020 and thereafter	18,214	68.0%	100.0%	1,228,921	812,000	2,040,921	30.2%	100.0%
Total	26,772	100.0%		5,941,127	812,000	6,753,127	100.0%

During the three months ended June 30, 2011, we signed MOB lease renewals for 115,001 square feet and new leases for 6,491 square feet, at weighted average rental rates that were 0.3% above rents previously charged for the same space.  These leases have average rent of $24.09 per square foot.  Average lease terms for leases signed during the second quarter of 2011 were 7.2 years.  Commitments for tenant improvement and leasing costs for leases signed during the second quarter of 2011 totaled $2.5 million, or $20.48 per square foot on average (approximately $2.84 per square foot per year of the lease term).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (dollars and square feet in thousands)

We have two reportable operating segments: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income from the tenants of our leased communities and we earn fees and services from the residents of our Managed Communities.  Our Managed Communities commenced operations in June 2011.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Short term and long term residential care communities	$58,030	$56,727	$115,140	$113,324
MOBs	38,244	19,683	74,859	39,243
All other operations	4,474	4,355	8,826	8,645
Total revenues	$100,748	$80,765	$198,825	$161,212

Net income (loss):
Short term and long term residential care communities	$49,083	$28,601	$79,191	$58,517
MOBs	18,349	10,042	34,781	20,107
All other operations	(16,384)	(14,084)	(31,149)	(24,081)
Net income (loss)	$51,048	$24,559	$82,823	$54,543

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended June 30,		As of the Three Months Ended June 30,
	2011	2010	2011	2010
Total properties	238	232	223	223
# of units / beds	27,596	26,937	26,176	26,176
Occupancy:
Leased communities (2)	86.0%	86.1%	86.0%	86.1%
Managed communities (3)	80.8%	—	—	—
Rent coverage (2)	1.44x	1.38x	1.44x	1.38x
Rental income	$57,186	$56,727	$56,419	$56,009
Residents fees and services (3)	$844	$—	$—	$—

(1)         Consists of short and long term residential care communities we have owned continuously since April 1, 2010.

(2)         All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net tenants’ operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)         Represents the average occupancy and revenue for our 10 Five Star Managed Communities from the date of acquisitions through June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short and long term residential care communities, all properties:

	Three Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$57,186	$56,727	$459	0.8%
Residents fees and services	844	—	844	—
Property operating expenses	(609)	—	(609)	—
Net operating income (NOI)	57,421	56,727	694	1.2%

Depreciation expense	(17,014)	(16,526)	(488)	(3.0)%
Acquisition related costs	(2,234)	(20)	(2,214)	(11,070.0)%
Impairment of assets	—	(1,095)	1,095	—
Operating income	38,173	39,086	(913)	(2.3)%

Interest expense	(10,326)	(10,485)	159	1.5%
Gain on sale of properties	21,236	—	21,236	—
Net income	$49,083	$28,601	$20,482	71.6%

Rental income.  Rental income increased because of rents from the purchase of approximately $41.0 million of improvements made to our properties which are leased by Five Star since April 1, 2010 and the acquisition of five communities during the second quarter of 2011 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 and four properties in August 2010.  Rental income includes non-cash straight line rent adjustments (reductions) totaling $508,042 and $(245,950) for the three months ended June 30, 2011 and 2010, respectively.  Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since April 1, 2010.

Residents fees and services.  Residents fees and services are the revenues earned on our 10 senior living communities which we acquired in June 2011 that are managed by Five Star and leased to our TRS.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred on our 10 senior living communities that are managed by Five Star.

Net operating income.  NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our short and long term residential care communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense.  Depreciation expense increased as a result of our purchase of approximately $41.0 million of improvements made to our properties which are leased by Five Star since April 1, 2010 and the acquisition of five communities during the second quarter of 2011 which are leased by Five Star, offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

Acquisition related costs.  Acquisition related costs increased because of our acquisition of 15 senior living communities during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt and the change in a variable rate of interest applicable to one mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living properties during the second quarter of 2011.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended June 30,		As of the Three Months Ended June 30,
	2011	2010	2011	2010
Total properties	91	58	54	54
Total square feet (2)	6,147	2,938	2,852	2,852
Occupancy (3)	96.6%	96.8%	98.4%	96.7%
Rental income	$38,244	$19,683	$19,665	$19,377
Property operating expenses	$10,206	$4,154	$4,347	$4,043

(1)         Consists of MOBs we have owned continuously since April 1, 2010.

(2)         Prior periods exclude space remeasurements made during the current period.

(3)         MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$38,244	$19,683	$18,561	94.3%
Property operating expenses	(10,206)	(4,154)	(6,052)	(145.7)%
Net operating income (NOI)	28,038	15,529	12,509	80.6%

Depreciation expense	(8,973)	(4,871)	(4,102)	(84.2)%
Acquisition related costs	(580)	(384)	(196)	(51.0)%
Operating income	18,485	10,274	8,211	79.9%

Interest expense	(215)	(232)	17	7.3%
Gain on sale of properties	79	—	79	—
Net income	$18,349	$10,042	$8,307	82.7%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income.  Rental income increased because of rents from 37 MOBs we acquired since April 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $2.0 million and $1.4 million and amortization of acquired real estate leases and obligations of $99,495 and $(312,258) for the three months ended June 30, 2011 and 2010, respectively.

Property operating expenses.  Property operating expenses increased because of our MOB acquisitions since April 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since April 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Acquisition related costs.  Acquisition related costs increased because of a higher volume of acquisitions in the second quarter of 2011 than the same quarter last year.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2010):

	Three Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$19,665	$19,377	$288	1.5%
Property operating expenses	(4,347)	(4,043)	(304)	(7.5)%
Net operating income (NOI)	15,318	15,334	(16)	(0.1)%

Depreciation expense	(4,886)	(4,802)	(84)	(1.7)%
Acquisition related costs	—	(23)	23	—
Operating income	10,432	10,509	(77)	(0.7)%

Interest expense	(172)	(191)	19	9.9%
Net income	$10,260	$10,318	$(58)	(0.6)%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $1.2 million and $1.4 million and amortization of acquired real estate leases and obligations of $(255,276) and $(316,376) for the three months ended June 30, 2011 and 2010, respectively.

Property operating expenses.  The 7.5% increase in property operating expenses at the properties we have owned continuously since April 1, 2010 was mainly due to increases in real estate taxes and utility costs, offset by a reduction in landscaping costs.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment by comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense.  Depreciation expense increased primarily because of the amortization of leasing costs offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease term.

Acquisition related costs.  Acquisition related costs during the second quarter of 2010 represent third party costs on properties acquired prior to April 1, 2010.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$4,474	$4,355	$119	2.7%

Expenses:
Depreciation	948	948	—	—
General and administrative	6,876	5,403	1,473	27.3%
Total expenses	7,824	6,351	1,473	23.2%
Operating loss	(3,350)	(1,996)	(1,354)	(67.8)%

Interest and other income	254	243	11	4.5%
Interest expense	(12,820)	(9,798)	(3,022)	(30.8)%
Loss on early extinguishment of debt	(427)	(2,433)	2,006	82.4%
Equity in earnings (losses) of an investee	46	(24)	70	291.7%
Loss before income tax expense	(16,297)	(14,008)	(2,289)	(16.3)%
Income tax expense	(87)	(76)	(11)	(14.5)%
Net loss	$(16,384)	$(14,084)	$(2,300)	(16.3)%

(1)          All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, as well as all of our unallocated operating expenses.

Rental income.  Rental income for our wellness centers increased because of consumer price index based increases since June 30, 2010 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling $364,830 and amortization of acquired real estate leases and obligations of $55,190 in both the three months ended June 30, 2011 and 2010.

Total expenses.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended June 30, 2011 and 2010.  General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since April 1, 2010, offset by the sale of seven properties during the second quarter of 2011 and four properties in August 2010.

Interest and other income.  Interest and other income remained essentially unchanged.  Interest and other income mainly includes interest on our investable cash, interest received on our Bridge Loan and dividend income related to the 250,000 common shares of CWH that we own.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, offset by reduced interest because of the redemption in May 2010 of all $97.5 million of our 7.875% unsecured senior notes due 2015.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $62.3 million and 1.8%, and $7.9 million and 1.0%, for the three months ended June 30, 2011 and 2010, respectively.

Loss on early extinguishment of debt.  In June 2011, we entered into a new $750.0 million unsecured revolving credit facility.  The new facility replaces our previous $550.0 million unsecured revolving credit facility which had a maturity date of December 31, 2011.  As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427,000 consisting of the write off of unamortized deferred financing fees.  In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015; as a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Six Months Ended June 30,		As of the Six Months Ended June 30,
	2011	2010	2011	2010
Total properties	238	232	223	223
# of units / beds	27,596	26,937	26,176	26,176
Occupancy:
Leased communities (2)	86.0%	86.1%	86.0%	86.1%
Managed communities (3)	80.8%	—	—	—
Rent coverage (2)	1.44x	1.38x	1.44x	1.38x
Rental income	$114,296	$113,324	$112,916	$111,889
Residents fees and services (3)	$844	—	—	—

(1)         Consists of short and long term residential care communities we have owned continuously since January 1, 2010.

(2)         All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net tenants’ operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)         Represents the average occupancy and revenue for our 10 Five Star Managed Communities from the date of acquisitions through June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Short and long term residential care communities, all properties:

	Six Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$114,296	$113,324	$972	0.9%
Residents fees and services	844	—	844	—
Property operating expenses	(609)	—	(609)	—
Net operating income (NOI)	114,531	113,324	1,207	1.1%

Depreciation expense	(33,743)	(32,962)	(781)	(2.4)%
Acquisition related costs	(2,234)	(20)	(2,214)	(11,070.0)%
Impairment of assets	—	(1,095)	1,095	—
Operating income	78,554	79,247	(693)	(0.9)%

Interest expense	(20,599)	(20,730)	131	0.6%
Gain on sale of properties	21,236	—	21,236	—
Net income	$79,191	$58,517	$20,674	35.3%

Rental income.  Rental income increased because of rents from the purchase of approximately $47.2 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of five communities during the second quarter of 2011 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 and four properties in August 2010.  Rental income includes non-cash straight line rent adjustments (reductions) totaling $1.0 million and $(491,900) for the six months ended June 30, 2011 and 2010, respectively.  Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since January 1, 2010.

Residents fees and services.  Residents fees and services are the revenues earned on our 10 senior living communities which we acquired in June 2011 that are managed by Five Star and leased to our TRS.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred on our 10 senior living communities that are managed by Five Star.

Net operating income.  NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our short and long term residential care communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of our purchase of approximately $47.2 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of five communities during the second quarter of 2011 which are leased by Five Star, offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

Acquisition related costs.  Acquisition related costs increased because of our acquisition of 15 senior living communities during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt and the change in a variable rate of interest applicable to one mortgage debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living properties during the second quarter of 2011.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Six Months Ended June 30,		As of the Six Months Ended June 30,
	2011	2010	2011	2010
Total properties	91	58	54	54
Total square feet (2)	6,147	2,938	2,852	2,852
Occupancy (3)	96.6%	96.8%	98.4%	96.7%
Rental income	$74,859	$39,243	$39,024	$38,937
Property operating expenses	$20,209	$8,539	$8,641	$8,421

(1)         Consists of MOBs we have owned continuously since January 1, 2010.

(2)         Prior periods exclude space remeasurements made during the current period.

(3)         MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$74,859	$39,243	$35,616	90.8%
Property operating expenses	(20,209)	(8,539)	(11,670)	(136.7)%
Net operating income (NOI)	54,650	30,704	23,946	78.0%

Depreciation expense	(17,657)	(9,776)	(7,881)	(80.6)%
Acquisition related costs	(1,693)	(419)	(1,274)	(304.1)%
Impairment of assets	(166)	—	(166)	—
Operating income	35,134	20,509	14,625	71.3%

Interest expense	(432)	(402)	(30)	(7.5)%
Gain on sale of properties	79	—	79	—
Net income	$34,781	$20,107	$14,674	73.0%

Rental income.  Rental income increased because of rents from 37 MOBs we acquired since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $4.0 million and $2.9 million and amortization of acquired real estate leases and obligations of $260,152 and $(642,132) for the six months ended June 30, 2011 and 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating expenses.  Property operating expenses increased because of our MOB acquisitions since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Acquisition related costs.  Acquisition related costs increased because of a higher volume of acquisitions during the six months ended June 30, 2011 than the same period last year.

Impairment of assets.  During the six months ended June 30, 2011, we recorded an impairment of assets charge of $166,000 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.  These properties were sold during the second quarter of 2011.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt and because of the $2.5 million mortgage debt at interest of 6.73% that we assumed in April 2010.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2010):

	Six Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$39,024	$38,937	$87	0.2%
Property operating expenses	(8,641)	(8,421)	(220)	(2.6)%
Net operating income (NOI)	30,383	30,516	(133)	(0.4)%

Depreciation expense	(9,754)	(9,708)	(46)	(0.5)%
Acquisition related costs	—	(58)	58	—
Operating income	20,629	20,750	(121)	(0.6)%

Interest expense	(346)	(361)	15	4.2%
Net income	$20,283	$20,389	$(106)	(0.5)%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $2.4 million and $2.8 million and amortization of acquired real estate leases and obligations of $(516,328) and $(646,251) for the six months ended June 30, 2011 and 2010, respectively.

Property operating expenses.  The 2.6% increase in property operating expenses at the properties we have owned continuously since January 1, 2010 was mainly due to an increase utility costs, offset by a reduction in real estate taxes.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment by comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation expense.  Depreciation expense increased primarily because of the amortization of leasing costs offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease term.

Acquisition related costs.  Acquisition related costs during the six months ended June 30, 2010 represent third party costs on properties acquired prior to January 1, 2010.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

All other operations: (1)

	Six Months Ended June 30,
	2011	2010	Change	% Change

Rental income	$8,826	$8,645	$181	2.1%

Expenses:
Depreciation	1,896	1,896	—	—
General and administrative	13,010	10,894	2,116	19.4%
Total expenses	14,906	12,790	2,116	16.5%
Operating loss	(6,080)	(4,145)	(1,935)	(46.7)%

Interest and other income	509	500	9	1.8%
Interest expense	(25,076)	(17,797)	(7,279)	(40.9)%
Loss on early extinguishment of debt	(427)	(2,433)	2,006	82.4%
Equity in earnings (losses) of an investee	83	(52)	135	259.6%
Loss before income tax expense	(30,991)	(23,927)	(7,064)	(29.5)%
Income tax expense	(158)	(154)	(4)	(2.6)%
Net loss	$(31,149)	$(24,081)	$(7,068)	(29.4)%

(1)          All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, as well as all of our unallocated operating expenses.

Rental income.  Rental income for our wellness centers increased because of consumer price index based increases since January 1, 2010 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling $729,658 and amortization of acquired real estate leases and obligations of $110,373 in both the six months ended June 30, 2011 and 2010.

Total expenses.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the six months ended June 30, 2011 and 2010.  General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since January 1, 2010, offset by the sale of seven properties during the second quarter of 2011 and four properties in August 2010.

Interest and other income.  Interest and other income remained essentially unchanged.  Interest and other income mainly includes interest on our investable cash, interest received on our Bridge Loan with Five Star and dividend income related to the 250,000 common shares of CWH that we own.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.  Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, offset by reduced interest because of the redemption in May 2010 of all $97.5 million of our 7.875% unsecured senior notes due 2015.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $74.0 million and 1.0%, and $37.3 million and 0.9%, for the six months ended June 30, 2011 and 2010, respectively.

Loss on early extinguishment of debt.  In June 2011, we entered into a new $750.0 million unsecured revolving credit facility.  The new facility replaces our previous $550.0 million unsecured revolving credit facility which had a maturity date of December 31, 2011.  As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427,000 consisting of the write off of unamortized deferred financing fees.  In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015; as a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Non-GAAP Financial Measures

We provide below computations of our funds from operations, or FFO, Normalized FFO and NOI for the three and six months ended June 30, 2011 and 2010.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our condensed consolidated statements of income and data included elsewhere in this Quarterly Report on Form 10-Q.

Funds From Operations and Normalized Funds From Operations

We compute FFO and Normalized FFO as shown below.  FFO is computed on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from the NAREIT definition of FFO because we include percentage rent and exclude loss on early extinguishment of debt, impairment of assets and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provides useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$51,048	$24,559	$82,823	$54,543
Depreciation expense	26,935	22,345	53,296	44,634
Gain on sale of properties	(21,315)	—	(21,315)	—
FFO	56,668	46,904	114,804	99,177
Acquisition related costs	2,814	404	3,927	439
Loss on early extinguishment of debt	427	2,433	427	2,433
Impairment of assets	—	1,095	166	1,095
Percentage rent (1)	2,700	2,500	5,400	5,000
Normalized FFO	$62,609	$53,336	$124,724	$108,144

Weighted average shares outstanding	141,869	127,408	141,862	127,394

FFO per share	$0.40	$0.37	$0.81	$0.78
Normalized FFO per share	$0.44	$0.42	$0.88	$0.85
Distributions declared per share	$0.37	$0.36	$0.74	$0.72

(1)          Our percentage rents are generally determined on an annual basis. We defer recognition of percentage rental income we receive during the first, second and third quarters until the fourth quarter when all contingencies related to percentage rents are satisfied.  Although recognition of this revenue is deferred until the fourth quarter, our Normalized FFO calculation for the first three quarters includes estimated amounts of percentage rents with respect to those periods.  The fourth quarter calculation of Normalized FFO excludes percentage rents we presented for the first three quarters.

Property Net Operating Income (NOI)

We define NOI as income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  The calculation of NOI excludes depreciation and amortization, acquisition related costs, and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations.  We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2011 and 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of NOI to Net Income:
Short and long term residential care communities NOI	$57,421	$56,727	$114,531	$113,324
MOB NOI	28,038	15,529	54,650	30,704
All other operations NOI	4,474	4,355	8,826	8,645
Total NOI	89,933	76,611	178,007	152,673
Depreciation	(26,935)	(22,345)	(53,296)	(44,634)
General and administrative	(6,876)	(5,403)	(13,010)	(10,894)
Acquisition related costs	(2,814)	(404)	(3,927)	(439)
Impairment of assets	—	(1,095)	(166)	(1,095)
Operating income	53,308	47,364	107,608	95,611

Interest and other income	254	243	509	500
Interest expense	(23,361)	(20,515)	(46,107)	(38,929)
Loss on early extinguishment of debt	(427)	(2,433)	(427)	(2,433)
Gain on sale of properties	21,315	—	21,315	—
Equity in earnings (losses) of an investee	46	(24)	83	(52)
Income before income tax expense	51,135	24,635	82,981	54,697
Income tax expense	(87)	(76)	(158)	(154)
Net income	$51,048	$24,559	$82,823	$54,543

LIQUIDITY AND CAPITAL RESOURCES

Rental income from our properties is our principal source of funds to pay operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our MOB properties and our managed senior living communities; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential community tenants monthly, quarterly or annually.  During the six months ended June 30, 2011 and 2010, we generated $133.2 million and $106.7 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non-cash items.  Net income increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At June 30, 2011, we had $28.1 million of cash and cash equivalents and $566.0 million available under our $750.0 million unsecured revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders.  This new facility replaced our previous $550.0 million revolving credit facility which had a maturity date of December 31, 2011.  The maturity date of the new facility is June 24, 2015 and includes an option for us to extend the facility for one year to June 24, 2016.  The new facility also includes a feature under which the maximum borrowing may be increased to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a spread.  At June 30, 2011, the weighted average interest rate payable on our revolving credit facility was 1.8%.  As of June 30, 2011 and July 28, 2011, we had $184.0 million and zero amounts outstanding, respectively, outstanding under this revolving credit facility.

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

During the six months ended June 30, 2011, we acquired 11 MOBs located in seven states for combined purchase prices totaling $131.8 million, excluding closing costs.  Our weighted average capitalization rate for these acquisitions was 9.2% based on estimated annual NOI.  Details of these acquisitions are as follows:

In November 2010, we entered into a series of agreements to acquire 27 MOBs located in 12 states from CWH for an aggregate purchase price of approximately $470.0 million, excluding closing costs.  During November and December 2010, we acquired 21 of these properties containing 2.1 million square feet of floor space for approximately $374.1 million, excluding closing costs.  In January 2011, we acquired the remaining six properties containing 737,000 square feet of floor space for approximately $95.9 million, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from equity and debt issuances and borrowings under our revolving credit facility.

In January 2011, we acquired one MOB with 82,854 square feet of floor space located in Mendota Heights, Minnesota for approximately $14.2 million, excluding closing costs.  Upon acquisition, this property was 100% leased to WuXi AppTec, a medical biotech research company, for approximately 8.2 years.  We funded this acquisition using cash on hand and proceeds from a debt offering.

In May 2011, we acquired one MOB with 49,809 square feet of floor space located in Shoreview, Minnesota for approximately $7.2 million, excluding closing costs.  Upon acquisition, this property was 100% leased to four tenants for approximately 7.7 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In June 2011, we acquired three MOBs with 124,599 square feet of floor space located in Alachua, Florida for approximately $14.5 million, excluding closing costs.  In July 2011, we acquired one additional MOB located in Alachua, Florida, with 32,476 square feet of floor space for approximately $5.2 million, excluding closing costs.  Upon acquisition, these properties were 87% leased to 14 tenants for approximately 2.8 years.  We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and by assuming approximately $3.7 million of mortgage loans in July 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In March 2011, we agreed to acquire 20 senior living communities located in five states in the Southeast United States for approximately $304.0 million, excluding closing costs. In June 2011, we acquired 14 of these 20 communities for approximately $196.6 million, excluding closing costs, and in July 2011, we acquired three of these communities for approximately $44.7 million, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from an equity offering, borrowings under our revolving credit facility and by assuming approximately $48.1 million of mortgage loans in June 2011 and $12.8 million of mortgage loans in July 2011.

In May 2011, we entered into agreements for Five Star to manage 15 of these 20 communities under long term contracts. Ten of the 14 communities acquired in June 2011 and two of the three communities acquired in July 2011 are Managed Communities.  The management agreement with Five Star employs the taxable REIT subsidiary structure authorized by RIDEA.  The results of operations for the Managed Communities are included in our consolidated results of operations beginning as of June 2011 in our short and long term residential care communities segment.  Our weighted average capitalization rate for the Managed Communities acquisition was 7.1% based on estimated annual NOI at the time of these acquisitions.  In June 2011, Five Star began leasing four of the Leased Communities; and, in July 2011, Five Star began leasing the remaining Leased Community.  The initial rent under our lease for the Leased Communities was 7.5% per annum of our purchase price.  Percentage rent, based upon increases in gross revenues at these properties, under these leases will commence in 2013.  Our acquisition of the three remaining Managed Communities are contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 living units for approximately $7.5 million, excluding closing costs.  We leased this property to Five Star and added this property to Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of 8.0% of our purchase price.  Percentage rent, based on increases in gross revenues at this property, will commence in 2013.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three months ended June 30, 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39.5 million, excluding closing costs.  We recognized a gain on sale of these properties of approximately $21.3 million.

In May and July 2011, we entered two separate agreements to acquire one senior living community and two MOBs for an aggregate purchase price of $22.7 million, including the assumption of approximately $9.7 million of mortgage debt and excluding closing costs.  The senior living community is located in California and includes 57 assisted living units, and the two MOBs are located in Virginia and include an aggregate of 45,578 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In May 2011, we and Five Star entered into the Bridge Loan under which we agreed to lend Five Star up to $80.0 million to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122.8 million.  In June 2011, Five Star acquired two of these senior living communities and borrowed $41.0 million under the Bridge Loan.  Five Star subsequently repaid $32.0 million of this advance in June 2011.  As of June 30, 2011, there was $9.0 million outstanding and $39.0 million available to borrow under the Bridge Loan.  In July 2011, Five Star acquired one more of these senior living communities and borrowed $15.0 million under the Bridge Loan.  As of July 28, 2011, there is $24.0 million outstanding and $24.0 million available to borrow under this Bridge Loan.  The Bridge Loan is secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $58,000 in the three months ended June 30, 2011, which is included in interest and other income in our condensed consolidated statements of income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three and six months ended June 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $4.5 million and $15.3 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $359,000 and $1.2 million, respectively.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three and six months ended June 30, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities at our MOBs were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Tenant improvements	$1,468	$961	$2,442	$1,076
Leasing costs (1)	430	358	1,766	420
Building improvements (2)	119	34	301	19
Development and redevelopment activities (3)	111	123	153	123

(1)          Leasing costs generally include leasing commissions, legal costs and other leasing costs.

(2)          Building improvements generally include construction costs, expenditures to replace obsolete building components, and expenditures that extend the useful life of existing assets.

(3)          Development and redevelopment activities generally include non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

We have made commitments during the three months ended June 30, 2011 for expenditures in connection with our MOB leasing activities as follows:

	New Leases	Renewals	Total
Square feet leased during the quarter (000s)	6	115	121
Total commitments for tenant improvements and leasing costs ($000s)	$127	$2,351	$2,478
Leasing costs per square foot	$21.17	$20.44	$20.48
Average lease term (years)	8.3	7.1	7.2
Leasing costs per square foot per year	$2.55	$2.88	$2.84

In January 2011, we issued $250.0 million of unsecured senior notes.  The notes require interest at a fixed rate of 4.30% per annum and are due in 2016.  Net proceeds from the sale of the notes, after underwriting discounts and other expenses, were approximately $245.4 million.  Interest on the notes is payable semi-annually in arrears.  No principal payments are due until maturity.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above and below.

In June 2011, we acquired 1.0 million shares of Five Star common stock in Five Star’s public offering of 11.5 million shares of common stock for an aggregate purchase price of $5.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In July 2011, we issued 11.5 million common shares in a public offering, raising net proceeds of approximately $247.5 million.  We used the net proceeds of this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including the partial funding of the July 2011 acquisitions described above.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

On July 1, 2011, we declared a quarterly distribution of $0.37 per common share, or $56.7 million, to our common shareholders for the quarter ended June 30, 2011.  This distribution will be paid to shareholders on or about August 12, 2011, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than interest rate caps in connection with our Federal National Mortgage Association, or FNMA, mortgage loan, which is further described below in “Quantitative and Qualitative Disclosures About Market Risk”.

Debt Covenants

Our principal debt obligations at June 30, 2011 were: $184.0 million outstanding under our $750.0 million unsecured revolving credit facility; three public issuances of unsecured senior notes of $225.0 million due 2012 at an annual interest rate of 8.625%, $250.0 million due 2016 at an annual interest rate of 4.30% and $200.0 million due 2020 at an annual interest rate of 6.75%; and $683.1 of mortgages secured by 70 of our properties.  We also have two properties encumbered by capital leases totaling $14.4 million at June 30, 2011.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2011, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable for the facility.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related Person Transactions

Five Star is our former subsidiary, our largest tenant and manages several senior living communities for us.  We are Five Star’s largest shareholder and as of June 30, 2011, we owned 4,235,000 shares of common stock of Five Star, which represented approximately 8.9% of Five Star’s outstanding shares of common stock.  RMR provides management services to both us and Five Star.  One of our Managing Trustees is also a managing director of Five Star and our other Trustees also serve as trustees of other companies managed by RMR.

As of June 30, 2011, we leased 187 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of June 30, 2011 was $192.9 million, excluding percentage rent.  For the three and six months ended June 30, 2011 and 2010, the total rent we recognized from Five Star was $46.8 million and $93.5 million, respectively, and $46.2 million and $92.3 million, respectively.  As of June 30, 2011 and December 31, 2010, our rents receivable from Five Star were $16.8 million and are included in other assets in our condensed consolidated balance sheets.  Additional information regarding our leases with Five Star appears in our Annual Report.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the Southeast United States for approximately $304.0 million, excluding closing costs.  In May 2011, we entered into agreements for Five Star to manage 15 of these 20 communities under long term contracts.

In June 2011, we acquired 14 of these 20 communities for approximately $196.6 million, excluding closing costs, and in July 2011 we acquired three of these communities for approximately $44.7 million, excluding closing costs.  Five Star manages 10 of the communities we acquired in June and two of the communities acquired in July and leases the other five communities acquired for initial rent of approximately $6.9 million per annum.  If we acquire the three remaining communities, Five Star will manage them.  For the three months ended June 30, 2011, we paid net $25,320 in management fees to Five Star and these management fees are included in property operating expenses in our condensed consolidated statements of income.  The terms of the management agreements and leases between us and Five Star were approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of our Independent Trustees and Five Star’s independent directors who are not also Trustees or directors of the other party and who were represented by separate counsel.

In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 living units for approximately $7.5 million, excluding closing costs.  We leased this property to Five Star and added this property to our Five Star Lease No. 1, which has a current term expiring in 2024, for initial rent of approximately $608,000 per annum.  Percentage rent, based on increases in gross revenues at this property, will commence in 2013.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $4.5 million and $15.3 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $359,000 and $1.2 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the second quarter of 2011, we sold three skilled nursing facilities in Georgia with a total of 329 licensed beds and one assisted living community in Pennsylvania with 70 licensed living units for an aggregate sales price of $18.8 million, excluding closing costs.  Each of these communities was previously leased to Five Star, and as a result of these sales, Five Star’s annual rent to us decreased by approximately $1.9 million.

As discussed above, in May 2011, we and Five Star entered into the Bridge Loan, under which we agreed to lend Five Star up to $80.0 million.  The terms of the Bridge Loan were reviewed and approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of our Independent Trustees and Five Star’s independent directors who are not also Trustees or directors of the other party and who were represented by separate counsel.  As of June 30, 2011 and July 28, 2011, there was $9.0 million and $24.0 million, respectively, outstanding on this Bridge Loan.  We recognized interest income from this Bridge Loan of $58,000 in the three months ended June 30, 2011, which is included in interest and other income in our condensed consolidated statements of income.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to our business management agreement with RMR, we incurred expenses of $5.6 million and $10.4 million, and $4.2 million and $8.4 million, for the three and six months ended June 30, 2011 and 2010, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Pursuant to our property management agreement with RMR, we incurred expenses of $1.1 million and $2.1 million, and $551,000 and $1.1 million, for the three and six months ended June 30, 2011 and 2010, respectively; these amounts are included in property operating expenses in our condensed consolidated statements of income.

We, RMR, Five Star, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of June 30, 2011, we have invested approximately $5.2 million in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carry this investment in our condensed consolidated balance sheets in other assets at $5.2 million and $5.1 million as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011 and 2010, we recognized income of $46,290 and $83,067 and a loss of $(23,695) and $(51,755), respectively, related to this investment.  AIC has designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer. Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were $275,000 and $1.2 million (the increase primarily arises from the increase in our insurable assets), respectively.  We are currently investigating possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with Five Star, RMR, CWH, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  Our Annual Report and Proxy Statement are available at the SEC’s website: www.sec.gov.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Government Reimbursement

Approximately 88% of our current rents from our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay with their own private resources. The remaining 12% of our rents from our senior living properties come from properties where the revenues are more dependent upon Medicare and Medicaid programs. The operations of most of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to pay our allocated rents, but operations at certain of these properties do not. However, as discussed under the caption, “Business — Government Regulation and Reimbursement” in Part I of our Annual Report, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues and currently do not produce sufficient income to consistently pay our rents.

The Patient Protection and Affordable Care Act, or PPACA, as discussed in Part I of our Annual Report under the caption “Business — Government Regulation and Reimbursement”, contains insurance law changes, payment changes and healthcare delivery systems changes intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare.  PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.  We are unable to predict the impact on our tenants of these changes or other PPACA provisions on future Medicare rates for skilled nursing facilities, or SNFs, and inpatient rehabilitation facilities, or IRFs, or the insurance, payment and healthcare delivery systems changes contained in and to be developed pursuant to PPACA. The changes implemented or to be implemented under PPACA could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our tenants’ increasing costs or other circumstances that could have a material adverse effect on our tenants’ abilities to pay rents to us.

The Centers for Medicare and Medicaid Services, or CMS, has recently issued proposed rules to update Medicare prospective payment rates for SNFs, which will affect our tenants who operate SNFs.  The proposed rules include an increase in the Medicare payment rates for SNFs that CMS estimates to be approximately 1.5% in federal fiscal year 2012, as the result of an annual increase of approximately 2.7% to account for inflation, reduced by a projected productivity adjustment of 1.2% pursuant to PPACA.  However, the proposed rules also include a recalibration of the case mix indexes to more accurately reflect budget neutrality in expenditures between the RUG IV system implemented in federal fiscal year 2011 and the previous case mix classification system that might result in a net reduction in Medicare rates for SNFs.  If CMS implements the recalibration as part of the final rules, it estimates that the rules would result in a net reduction in aggregate Medicare payments rates for SNFs of approximately 11.3% in federal fiscal year 2012. We are unable to predict the final rule’s impact on our tenants’ SNF Medicare payment rates; however, such impact may be adverse and material to certain tenants’ abilities to pay rents to us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CMS has also recently issued proposed rules to update Medicare prospective payment rates for IRFs that include an increase that CMS estimates to be approximately 1.8% overall in federal fiscal year 2012, as the result of a rebased annual increase of approximately 2.8% to account for inflation, reduced by 0.1% and by a projected productivity adjustment of 1.2%, both pursuant to PPACA, and increased by 0.3% in estimated outlier payments due to an update in the outlier threshold.  We are unable to predict the final impact of the proposed Medicare rate adjustment on Five Star’s IRF payment rates.

Several U.S. District Courts have ruled on challenges to the constitutionality of PPACA. Two District Courts have held PPACA or parts of it to be unconstitutional, while other District Courts have upheld PPACA as constitutional. A U.S. Court of Appeals recently affirmed a District Court decision that PPACA is constitutional and several other appeals are pending.  We anticipate that the U.S. Supreme Court will eventually decide PPACA’s constitutionality.  In addition, the U.S. House of Representatives voted earlier in 2011 to repeal PPACA.  Members of Congress have also proposed legislation to repeal parts of PPACA and to deny funding to implement all or parts of PPACA.

Members of Congress and the Obama Administration have recently proposed various measures to reduce or slow the long term growth of federal Medicare and Medicaid expenditures, including substantial structural changes to the programs, including those discussed under the caption “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, limits on provider payments, and changes in the federal formula for Medicaid payments to states.

Some of the states in which our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain increases in federal payments to states for Medicaid programs, in effect since October 1, 2008.  We expect the phasing out of these federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions.  Some state budget deficits are likely to increase, and certain states may reduce Medicaid payments to healthcare service providers like some of our tenants as part of an effort to balance their budgets.

We are unable to predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on our tenants of the possible failure of these programs to increase rates to match their increasing expenses, but they could have a material adverse effect on our tenants’ abilities to pay rents to us. Similarly, we are unable to predict the impact on our tenants that the various challenges and potential changes to PPACA may have on its implementation.  However, if changes to be implemented under PPACA result in reduced payments for our tenants’ services or the failure of Medicare, Medicaid, or private insurance to cover our tenants’ increasing costs, our tenants’ ability to pay rents to us could be adversely and materially affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

At June 30, 2011, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance (1)	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$250,000	4.30%	$10,750	2016	Semi-Annually
Unsecured senior notes	225,000	8.625%	19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages (2)	302,308	6.71%	20,285	2019	Monthly
Mortgages	48,134	6.54%	3,148	2017	Monthly
Mortgages	31,071	6.97%	2,166	2012	Monthly
Mortgage	14,127	6.91%	976	2013	Monthly
Mortgages	13,435	5.66%	761	2015	Monthly
Mortgage	11,812	6.365%	752	2015	Monthly
Mortgages	11,089	6.11%	678	2013	Monthly
Mortgage	6,632	5.97%	396	2016	Monthly
Mortgage	5,260	5.65%	297	2015	Monthly
Mortgage	4,726	5.81%	275	2015	Monthly
Mortgage	4,266	6.50%	277	2013	Monthly
Mortgage	3,631	7.31%	265	2022	Monthly
Mortgage	3,219	6.07%	195	2012	Monthly
Mortgage	2,978	5.88%	175	2015	Monthly
Mortgage	2,388	6.73%	161	2012	Monthly
Mortgage	1,780	7.85%	140	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,156,556		$75,467

(1)          The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)          Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $7.5 million.

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2011, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $30.9 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

Our unsecured revolving credit facility accrues interest at floating rates and matures in June 2015.  At June 30, 2011 and July 28, 2011, we had $184.0 million and zero amounts outstanding, respectively, and $566.0 million and $750.0 million, respectively, available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $184.0 million at June 30, 2011 was 1.79%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	1.79%	$184,000	$3,294
10% reduction	1.61%	$184,000	$2,962
10% increase	1.97%	$184,000	$3,625

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2011 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	1.79%	$750,000	$13,425
10% reduction	1.61%	$750,000	$12,075
10% increase	1.97%	$750,000	$14,775

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $302.3 million at June 30, 2011, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $201.3 million at June 30, 2011.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at June 30, 2011, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.34%.  If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	6.34%	$201,272	$12,761
10% reduction	6.32%	$201,272	$12,720
10% increase	6.36%	$201,272	$12,801

(1)                      Our variable rate at June 30, 2011 consists of the one month LIBOR rate of 0.19% at June 30, 2011 plus a fixed premium.  This table assumes a 10% interest rate change on the one month LIBOR rate.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PURCHASE OR SELL PROPERTIES,

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF JUNE 30, 2011, IS RESPONSIBLE FOR 47.7% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS AND LIQUIDITY INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF PPACA PROVISIONS ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENTS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, CWH AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

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

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS,

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  ACTUAL ANNUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM ON DRAWINGS BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE CREDIT FACILITY.  ALSO, ACTUAL ANNUAL COSTS UNDER THE CREDIT FACILITY MAY BE HIGHER THAN LIBOR PLUS A PREMIUM ON DRAWINGS BECAUSE THE INTEREST RATE WILL INCREASE IF OUR CREDIT RATINGS DECREASE,

•                  OUR PENDING ACQUISITIONS OF SENIOR LIVING COMMUNITIES AND MOBS ARE CONTINGENT UPON OUR COMPLETION OF DILIGENCE AND / OR OTHER CUSTOMARY CLOSING CONDITIONS.  ACCORDINGLY, SOME OR ALL OF THESE PURCHASES MAY BE DELAYED OR MAY NOT OCCUR,

•                  ALTHOUGH THE TERMS OF THE BRIDGE LOAN AGREEMENT AND THE MANAGEMENT CONTRACTS BETWEEN US AND FIVE STAR WERE APPROVED BY SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND FIVE STAR’S BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT TRUSTEES AND INDEPENDENT DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL, WE MAY BE EXPOSED TO CLAIMS THAT THE TERMS OF THE BRIDGE LOAN AGREEMENT AND THE MANAGEMENT CONTRACTS ARE SOMEHOW UNFAIR BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US AND FIVE STAR,

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

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

•                  REVENUES AND RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESS OF OUR TENANTS, NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” HEREIN AND IN OUR ANNUAL REPORT, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC WEBSITE, WWW.SEC.GOV.

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

PART II.   Other Information

Item 1A.  Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating senior living communities, we do not manage our senior living communities. Instead, we lease our communities to operating companies or to our subsidiaries that qualify as a TRS under applicable REIT tax laws.  We have retained Five Star to manage communities that are leased to our TRS. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our tenants’ and managers’ performances, we have limited recourse under our leases and management agreements if we believe that the tenants or managers are not performing adequately. Failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our tenants or tenants have, in the past made, and may in the future make, decisions regarding competing properties that are not or would not be in our best interests.

Increases in labor costs at our managed communities may have a material adverse effect on us.

Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by communities leased to our TRS. Five Star, our manager of these communities, competes with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of each of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require Five Star to increase the wages and benefits offered to employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, Five Star may have to compete with numerous other employers for lesser skilled workers. As we lease additional communities to our TRS, our manager of these communities may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have materially increased in recent years. Increasing employee health and workers compensation insurance costs may materially negatively affect our earnings at our managed communities. We can give no assurance that labor costs at our managed communities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by Five Star to control labor costs or to pass on any increased labor costs to residents through rate increases at our managed senior living communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our managed communities.

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our managed communities allow residents to terminate their agreements on 30 days’ notice. Thus, Five Star may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our managed communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our managed communities mean that the resident turnover rate in these senior living communities, and as a result the occupancy, is difficult to predict.

Our business is highly competitive and we may be unable to profit from our managed communities.

As the owner and manager of our managed communities, our TRS and Five Star compete with numerous other companies that provide senior living, rehabilitation hospital and pharmacy services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new skilled nursing facilities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. We cannot provide any assurances that our TRS and Five Star will be able to attract a sufficient number of residents to our managed communities or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our managed communities to compete successfully or to operate profitably.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on May 16, 2011, we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $23.43 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.      Exhibits.

3.1           Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date.  (Filed herewith)

3.2           Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (marked copy)  (Filed herewith)

10.1         Representative Form of Management Contract, dated as of May 12, 2011, between FVE Managers, Inc., as manager, and SNH SE Burlington Tenant LLC, as owner.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2011, filed with the SEC on May 13, 2011, File No. 001-15319)

10.2         Pooling Agreement, dated as of May 12, 2011, between FVE Managers, Inc. and certain subsidiaries of the Company.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2011, filed with the SEC on May 13, 2011, File No. 001-15319)

10.3         $80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between the Company, as lender, and Five Star, together with certain affiliates thereof, collectively as borrower. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 13, 2011, filed with the SEC on May 13, 2011, File No. 001-15319)

10.4         Summary of Trustee Compensation.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 17, 2011, filed with the SEC on May 17, 2011, File No. 001-15319)

10.5         Credit Agreement dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.6         Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.7         Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.8         Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant.  (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.9         Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star, as Tenant.  (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.10       Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star, as Tenant.  (Filed herewith)

10.11       Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star, as Tenant.  (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

10.12       Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star, as Tenant.  (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

12.1         Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1         Rule 13a-14(a) Certification. (Filed herewith)

31.2         Rule 13a-14(a) Certification. (Filed herewith)

31.3         Rule 13a-14(a) Certification. (Filed herewith)

31.4         Rule 13a-14(a) Certification. (Filed herewith)

32.1         Section 1350 Certification. (Furnished herewith)

99.1         Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE Home Place New Bern LLC, as Landlord, and FVE SE Home Place New Bern LLC, as Tenant.  (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

99.2         Guaranty Agreement, dated as of June 20, 2011, from Five Star in favor of SNH/LTA SE Home Place New Bern LLC.  (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

99.3         Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant.  (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

99.4         Guaranty Agreement, dated as of June 20, 2011, from Five Star in favor of SNH/LTA SE McCarthy New Bern LLC.  (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

99.5         Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant.  (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

99.6         Guaranty Agreement, dated as of June 23, 2011, from Five Star in favor of SNH/LTA SE Wilson LLC.  (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated June 27, 2011, filed with the SEC on June 27, 2011, File No. 001-15319)

101.1       The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: July 28, 2011

By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: July 28, 2011