Form 10-Q
period 2011-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2011-10-28
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of registrant’s common shares outstanding as of October 28, 2011: 162,646,046.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2011

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.   Financial Information

Item 1.     Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$520,175	$446,622
Buildings and improvements	3,774,646	3,315,090
	4,294,821	3,761,712
Less accumulated depreciation	603,309	538,872
	3,691,512	3,222,840

Cash and cash equivalents	26,845	10,866
Restricted cash	7,169	4,994
Deferred financing fees, net	22,844	16,262
Acquired real estate leases, net	98,840	63,593
Loan receivable	48,000	—
Other assets	108,103	74,101
Total assets	$4,003,313	$3,392,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$210,000	$128,000
Senior unsecured notes, net of discount	670,849	422,880
Secured debt and capital leases	723,928	654,010
Accrued interest	15,933	14,993
Assumed real estate lease obligations, net	18,853	18,239
Other liabilities	54,226	26,557
Total liabilities	1,693,789	1,264,679

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 174,700,000 shares authorized, 153,446,046 and 141,854,657 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,534	1,418
Additional paid in capital	2,759,570	2,510,373
Cumulative net income	869,337	756,518
Cumulative other comprehensive income	(5,325)	13,536
Cumulative distributions	(1,315,592)	(1,153,868)
Total shareholders’ equity	2,309,524	2,127,977
Total liabilities and shareholders’ equity	$4,003,313	$3,392,656

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Rental income	$102,546	$80,961	$300,527	$242,173
Residents fees and services	10,731	—	11,575	—
Total revenues	113,277	80,961	312,102	242,173

Expenses:
Depreciation	28,824	22,505	82,120	67,139
Property operating expenses	19,754	4,599	40,572	13,138
General and administrative	6,608	5,545	19,618	16,439
Acquisition related costs	2,620	286	6,547	725
Impairment of assets	1,028	—	1,194	1,095
Total expenses	58,834	32,935	150,051	98,536

Operating income	54,443	48,026	162,051	143,637

Interest and other income	462	203	971	703
Interest expense	(24,730)	(20,226)	(70,837)	(59,155)
Loss on early extinguishment of debt	—	—	(427)	(2,433)
Gain on sale of properties	—	109	21,315	109
Equity in earnings (losses) of an investee	28	35	111	(17)
Income before income tax expense	30,203	28,147	113,184	82,844
Income tax expense	(207)	(69)	(365)	(223)
Net income	$29,996	$28,078	$112,819	$82,621

Weighted average shares outstanding	153,385	127,423	145,745	127,404

Net income per share	$0.20	$0.22	$0.77	$0.65

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$112,819	$82,621
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	82,120	67,139
Amortization of deferred financing fees and debt discounts	3,506	1,847
Amortization of acquired real estate leases	(574)	755
Loss on early extinguishment of debt	427	2,433
Impairment of assets	1,194	1,095
Gain on sale of properties	(21,315)	(109)
Equity in (earnings) losses of an investee	(111)	17
Change in assets and liabilities:
Restricted cash	(2,175)	(1,141)
Other assets	(34,670)	(6,444)
Accrued interest	940	(335)
Other liabilities	29,809	13,533
Cash provided by operating activities	171,970	161,411

Cash flows from investing activities:
Acquisitions	(539,870)	(68,136)
Loan receivable from Five Star Quality Care, Inc.	(80,000)	—
Principal repayments on loan receivable	32,000	—
Investment in Five Star Quality Care, Inc.	(5,000)	—
Investment in Affiliates Insurance Company	—	(75)
Proceeds from sale of properties	38,663	1,450
Cash used for investing activities	(554,207)	(66,761)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	247,499	—
Proceeds from issuance of unsecured senior notes, net	247,327	197,852
Proceeds from borrowings on revolving credit facility	590,000	45,000
Repayments of borrowings on revolving credit facility	(508,000)	(93,000)
Redemption of senior notes	—	(98,780)
Repayment of other debt	(7,013)	(6,293)
Payment of deferred financing fees	(9,873)	(3,821)
Distributions to shareholders	(161,724)	(137,589)
Cash provided by (used for) financing activities	398,216	(96,631)

Increase (decrease) in cash and cash equivalents	15,979	(1,981)
Cash and cash equivalents at beginning of period	10,866	10,494
Cash and cash equivalents at end of period	$26,845	$8,513

Supplemental cash flow information:
Interest paid	$66,391	$57,643
Income taxes paid	264	246

Non-cash investing activities:
Acquisitions funded by assumed debt	(76,931)	(2,458)

Non-cash financing activities:
Assumption of mortgage notes payable	76,931	2,458
Issuance of common shares	1,814	2,048

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances among us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ property operating expenses and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At September 30, 2011, we owned 357 properties located in 37 states and Washington, D.C.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304,000, excluding closing costs. In June 2011, we acquired 14 of these 20 communities for approximately $196,594, excluding closing costs, in July 2011, we acquired three of these communities for approximately $44,671, excluding closing costs, and in August 2011, we acquired one of these communities for approximately $17,158, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from an equity offering (see Note 7), borrowings under our revolving credit facility and by assuming approximately $48,062 of mortgage loans in June 2011, $12,757 of mortgage loans in July 2011 and $12,459 of mortgage loans in August 2011.

In May 2011, Five Star Quality Care, Inc., or Five Star, agreed to manage 15 of these 20 communities, or the Managed Communities, under long term contracts. Ten of the 14 communities acquired in June 2011, two of the three communities acquired in July 2011 and the one community acquired in August are Managed Communities, and Five Star began managing each of these Managed Communities at those respective times.  We use the taxable real estate investment trust, or REIT, subsidiary structure authorized by the REIT Investment Diversification and Empowerment Act, or RIDEA, for the Managed Communities.  The results of operations for the Managed Communities are included in our consolidated results of operations in our short and long term residential care communities segment beginning as of June 2011.  In June 2011, Five Star began leasing four of the five remaining communities, or the Leased Communities, and in July 2011, Five Star began leasing the remaining Leased Community. Our acquisition of the two remaining Managed Communities is contingent upon various closing conditions,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

including certain third party approvals; accordingly, we can provide no assurance that we will purchase these properties.

For further information regarding our leases and management agreements with Five Star, see Note 12. Related Person Transactions.

In July 2011, we acquired one building used for medical related services, manufacturing or research activities, or an MOB, located in Alachua, Florida, with 32,476 square feet for approximately $5,200, excluding closing costs.  We recorded intangible lease assets of approximately $354 related to this acquisition.  In August 2011, we acquired 47 acres of adjacent land for future development for $4,000, excluding closing costs.  We funded these acquisitions with cash on hand and by assuming a mortgage loan for approximately $3,653 in July 2011.

In September 2011, we acquired 13 MOBs located in eight states with 1.3 million square feet from CommonWealth REIT, or CWH, for an aggregate purchase price of approximately $167,000, excluding closing costs.  We recorded intangible lease assets and liabilities of approximately $31,150 and $1,919, respectively, related to these acquisitions.  We funded these acquisitions using cash on hand and borrowings under our revolving credit facility.  For further information regarding our transaction with CWH, see Note 12. Related Person Transactions.

In May, July and September 2011, we entered three separate agreements to acquire one senior living community and three MOBs for an aggregate purchase price of $43,725, excluding closing costs.  The senior living community is located in California and includes 57 assisted living units, and the three MOBs are located in Indiana and Virginia and include an aggregate of 138,606 square feet.  We expect to fund these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming approximately $9,700 of mortgage debt.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In July 2011, we agreed to acquire nine senior living communities located in six states with an aggregate 2,226 living units for approximately $478,000, excluding closing costs.  Following these acquisitions, we expect eight of these communities to be leased to our taxable REIT subsidiary, or TRS, and all nine communities to be managed by Five Star under long term contracts on terms similar to the terms of our existing management contracts with Five Star.  We currently expect to acquire the majority of these communities during the fourth quarter of 2011, subject to required regulatory approvals and lender approvals of our assumption of mortgage debts on certain properties.  The purchase of certain communities may be delayed until 2012 to obtain required regulatory and other third party approvals.  We currently expect to fund these acquisitions with cash on hand, borrowings under our revolving credit facility and the assumption of approximately $164,000 of mortgage debt.

As of September 30, 2011, one of our properties located in Pennsylvania with 103 licensed units is classified as held for sale.  Five Star leases and operates this property, which is included in real estate properties on our condensed consolidated balance sheets and has a net carrying value of approximately $850 at September 30, 2011.

We periodically evaluate our properties for impairments. Impairment indicators include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three and

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

nine months ended September 30, 2011, we recorded impairment of assets charges of $1,028 and $1,194, respectively, to reduce the carrying value of one and three of our properties, respectively, to their estimated fair value based upon expected sales prices less costs to sell.  During the nine months ended September 30, 2010, we recorded impairment of assets charges of $1,095 to reduce the carrying value of five of our properties to their estimated fair value based upon expected sales prices less costs to sell.

During the three and nine months ended September 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $10,554 and $25,877, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $845 and $2,073, respectively.

Note 4.  Unrealized Loss on Investments

As of September 30, 2011, we owned 250,000 common shares of CWH and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the unrealized loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares on September 30, 2011 ($18.97 and $2.50 per share, respectively) and our weighted average costs on the dates we acquired these shares ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement under which we agreed to lend Five Star up to $80,000, or the Bridge Loan, to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122,800.  Since June 2011, Five Star has completed its acquisition of these six communities and had borrowed all $80,000 of this Bridge Loan (including $39,000 borrowed during the quarter ended September 30, 2011) and has repaid $32,000.  As of September 30, 2011, $48,000 in aggregate principal amount was outstanding and no additional borrowings were available under this Bridge Loan.  The Bridge Loan is secured by mortgages on three of these senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%; as of September 30, 2011, the interest rate was 2.8% under the Bridge Loan.  We recognized interest income from this Bridge Loan of $187 and $245 in the three and nine months ended September 30, 2011, respectively, which is included in interest and other income in our condensed consolidated statements of income.

Note 6.  Indebtedness

In connection with the acquisitions discussed above in Note 3 above, during the three months ended September 30, 2011, we assumed $28,869 of mortgage debt with a weighted average interest rate of 6.16% and a weighted average maturity of 5.3 years.  We recorded the assumed mortgages at their fair value which approximated their outstanding principal balances.  We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

Our principal debt obligations at September 30, 2011 were: our $750,000 unsecured revolving credit facility; three public issuances of unsecured senior notes of $225,000 principal amount due 2012 at an annual interest rate of 8.625%, $250,000 principal amount due 2016 at an annual interest rate of 4.30% and $200,000 principal amount due 2020 at an annual interest rate of 6.75%; and $709,624 aggregate principal amount of mortgages secured by 73 of our properties.  The 73 mortgaged properties had a

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

carrying value of $872,574 at September 30, 2011.  We also have two properties subject to capital leases totaling $14,304 at September 30, 2011; these two properties had a carrying value of $16,562 at September 30, 2011.

The interest payable for amounts drawn under our $750,000 revolving credit facility is LIBOR plus a spread.  We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under our revolving credit facility was 1.8% at September 30, 2011.  In addition to interest, we pay certain fees to maintain our revolving credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of September 30, 2011, we had $210,000 outstanding under our revolving credit facility and $540,000 available under our revolving credit facility.  Our revolving credit facility contains financial covenants and requires us to maintain certain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.  Our revolving credit facility matures in June 2015.

Note 7.  Shareholders’ Equity

On August 11, 2011, we paid a $0.37 per share, or $56,748, distribution to our common shareholders for the quarter ended June 30, 2011.  On October 4, 2011, we declared a distribution of $0.38 per share, or $61,805, to be paid to common shareholders of record on October 19, 2011, with respect to our results for the quarter ended September 30, 2011. We expect to pay this distribution on or about November 11, 2011.  On November 11, 2010, we paid a $0.37 per share, or $47,167, distribution to our common shareholders for the quarter ended September 30, 2010.

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 72,450 common shares of beneficial interest, par value $.01 per share, valued at $23.90 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to our officers and certain employees of our manager, Reit Management & Research LLC, or RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

In July 2011, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $247,500.  We used the net proceeds of this offering to repay borrowings outstanding on our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

In October 2011, we issued 9,200,000 common shares in a public offering, raising net proceeds of approximately $184,739.  We used the net proceeds of this offering to repay borrowings outstanding on our revolving credit facility.

Note 8.  Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2011 and 2010:

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,996	$28,078	$112,819	$82,621
Other comprehensive income:
(Decrease) increase in net unrealized gain (loss) on CWH and Five Star investments	(15,735)	6,757	(18,919)	5,042
Share of comprehensive income of AIC	15	—	58	—
Comprehensive income	$14,276	$34,835	$93,958	$87,663

Cumulative other comprehensive income includes the net unrealized gain (loss) on the shares of CWH and Five Star common stock we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC.  See Notes 4 and 12 for a description of these investments.

Note 9.  Fair Value of Assets and Liabilities

The table below presents the fair value of certain of our assets and liabilities at September 30, 2011 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Assets held for sale (1)	$850	$—	$850
Investments in available for sale securities (2)	$15,330	$15,330	$—
Unsecured senior notes (3)	$696,946	$696,946	$—

(1) Assets held for sale consist of one of our properties that we expect to sell that is reported at fair value.  We used offers to purchase the properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of this property and, during the three months ended September 30, 2011, recognized an impairment of assets charge of $1,028 to reduce its value to the amount stated.  We have recorded cumulative impairments of approximately $5,738 to this property in order to reduce its carrying value to fair value, or $850, at September 30, 2011.  In addition, during 2011 we recorded an impairment of assets charge of $166 related to two properties that we sold in May and June 2011.

(2) Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at September 30, 2011 in active markets (Level 1 inputs).

(3) We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our three issuances of senior notes (Level 1 inputs) on or about September 30, 2011.  The fair values of these senior note obligations exceed their book values of $670,849 by $26,097 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, loan receivable, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at September 30, 2011 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10.  Segment Reporting

We have two reportable operating segments: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income from the tenants of our leased communities and we earn fees and services from the residents of our Managed Communities.  We acquired our Managed Communities beginning in June 2011.  Properties in the MOB segment include office, clinic and biotech laboratory buildings.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Three Months Ended September 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$58,391	$39,716	$4,439	$102,546
Residents fees and services	10,731	—	—	10,731
Total revenues	69,122	39,716	4,439	113,277

Expenses:
Depreciation expense	18,369	9,507	948	28,824
Property operating expenses	8,603	11,151	—	19,754
General and administrative	—	—	6,608	6,608
Acquisition related costs	—	—	2,620	2,620
Impairment of assets	1,028	—	—	1,028
Total expenses	28,000	20,658	10,176	58,834

Operating income (loss)	41,122	19,058	(5,737)	54,443

Interest and other income	—	—	462	462
Interest expense	(11,152)	(254)	(13,324)	(24,730)
Equity in earnings of an investee	—	—	28	28
Income (loss) before income tax expense	29,970	18,804	(18,571)	30,203
Income tax expense	—	—	(207)	(207)
Net income (loss)	$29,970	$18,804	$(18,778)	$29,996

Total assets	$2,079,432	$1,465,833	$458,048	$4,003,313

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2010
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Rental income	$56,895	$19,743	$4,323	$80,961

Expenses:
Depreciation expense	16,571	4,986	948	22,505
Property operating expenses	—	4,599	—	4,599
General and administrative	—	—	5,545	5,545
Acquisition related costs	—	—	286	286
Total expenses	16,571	9,585	6,779	32,935

Operating income (loss)	40,324	10,158	(2,456)	48,026

Interest and other income	—	—	203	203
Interest expense	(10,574)	(234)	(9,418)	(20,226)
Gain on sale of properties	109	—	—	109
Equity in earnings of an investee	—	—	35	35
Income (loss) before income tax expense	29,859	9,924	(11,636)	28,147
Income tax expense	—	—	(69)	(69)
Net income (loss)	$29,859	$9,924	$(11,705)	$28,078

Total assets	$1,933,822	$776,126	$289,764	$2,999,712

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$172,686	$114,575	$13,266	$300,527
Residents fees and services	11,575	—	—	11,575
Total revenues	184,261	114,575	13,266	312,102

Expenses:
Depreciation expense	52,112	27,164	2,844	82,120
Property operating expenses	9,212	31,360	—	40,572
General and administrative	—	—	19,618	19,618
Acquisition related costs	—	—	6,547	6,547
Impairment of assets	1,028	166	—	1,194
Total expenses	62,352	58,690	29,009	150,051

Operating income (loss)	121,909	55,885	(15,743)	162,051

Interest and other income	—	—	971	971
Interest expense	(31,751)	(686)	(38,400)	(70,837)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	111	111
Income (loss) before income tax expense	111,394	55,278	(53,488)	113,184
Income tax expense	—	—	(365)	(365)
Net income (loss)	$111,394	$55,278	$(53,853)	$112,819

Total assets	$2,079,432	$1,465,833	$458,048	$4,003,313

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2010
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Rental income	$170,219	$58,986	$12,968	$242,173

Expenses:
Depreciation expense	49,533	14,762	2,844	67,139
Property operating expenses	—	13,138	—	13,138
General and administrative	—	—	16,439	16,439
Acquisition related costs	—	—	725	725
Impairment of assets	1,095	—	—	1,095
Total expenses	50,628	27,900	20,008	98,536

Operating income (loss)	119,591	31,086	(7,040)	143,637

Interest and other income	—	—	703	703
Interest expense	(31,304)	(636)	(27,215)	(59,155)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Gain on sale of properties	109	—	—	109
Equity in losses of an investee	—	—	(17)	(17)
Income (loss) before income tax expense	88,396	30,450	(36,002)	82,844
Income tax expense	—	—	(223)	(223)
Net income (loss)	$88,396	$30,450	$(36,225)	$82,621

Total assets	$1,933,822	$776,126	$289,764	$2,999,712

Note 11. Significant Tenant

Our leases with Five Star account for 44.8% of our annualized rental income at September 30, 2011.  Five Star also manages a portfolio of 13 senior living communities for our account.  The following tables present summary financial information for Five Star for the three and nine months ended September 30, 2011 and 2010, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of Five Star Quality Care, Inc.

(unaudited)

	For the Three Months Ended September 30,
	2011	2010
Operations
Total revenues	$329,475	$304,803
Operating income	4,159	5,975
Income from continuing operations	3,638	5,942
Net (loss) income	(528)	5,158

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30,
	2011	2010
Total revenues	$948,976	$904,416
Operating income	18,689	19,455
Income from continuing operations	15,533	18,705
Net income	8,800	17,396

Cash Flows
Net cash provided by operating activities	49,755	109,976
Net cash used in discontinued operations	(2,703)	(597)
Net cash used in investing activities	(126,906)	(26,184)
Net cash provided by (used in) financing activities	101,030	(51,503)
Change in cash and cash equivalents	21,176	31,692
Cash and cash equivalents at beginning of period	20,770	5,017
Cash and cash equivalents at end of period	41,946	36,709

	As of September 30,
	2011	2010
Financial Position
Current assets	$154,185	$136,575
Non-current assets	394,894	251,116
Total indebtedness	132,995	48,922
Current liabilities	208,195	141,019
Non-current liabilities	113,116	87,332
Total shareholders’ equity	227,768	159,340

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

Note 12.  Related Person Transactions

Five Star is our former subsidiary, our largest tenant and manages several senior living communities for us.  We are Five Star’s largest shareholder and as of the date of this report, we owned 4,235,000 shares of common stock of Five Star, which represents approximately 8.9% of Five Star’s outstanding shares of common stock.

As of September 30, 2011, we leased 188 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of September 30, 2011 was $194,598, excluding percentage rent.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304,000, excluding closing costs.  In May 2011, we entered into long term contracts with Five Star to manage 15 of these 20 communities.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In June 2011, we acquired 14 of these 20 communities for approximately $196,594, excluding closing costs, in July 2011 we acquired three of these communities for approximately $44,671, excluding closing costs, and in August 2011, we acquired one of these communities for approximately $17,158, excluding closing costs.  Five Star manages for our account 10 of the communities we acquired in June, two of the communities acquired in July and the one community acquired in August and leases the other five communities acquired for initial rent of approximately $6,984 per annum.  If we acquire the two remaining communities, Five Star has agreed to manage them.  For the three and nine months ended September 30, 2011, we paid net $326 and $351, respectively, in management fees to Five Star and these management fees are included in property operating expenses in our condensed consolidated statements of income.

In July 2011, we agreed to acquire nine senior living communities located in six states for approximately $478,000, excluding closing costs.  Following these acquisitions, we expect eight of these communities to be leased to our TRS and all nine communities to be managed by Five Star under long term management contracts on terms similar to the terms of the existing senior living community management contracts between us and Five Star.

For the three and nine months ended September 30, 2011 and 2010, the total rent we recognized from Five Star was $48,392 and $141,875, respectively, and $46,388 and $138,698, respectively.  As of September 30, 2011 and December 31, 2010, our rents receivable from Five Star were $17,434 and $16,762, respectively, and are included in other assets in our condensed consolidated balance sheets.  Additional information regarding our leases with Five Star appears in our Annual Report.  During the three and nine months ended September 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $10,554 and $25,877, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $845 and $2,073, respectively.

As discussed above in Note 5. Loan Receivable, in May 2011, we and Five Star entered into the Bridge Loan, under which we agreed to lend Five Star up to $80,000.  During the quarter ended September 30, 2011, Five Star borrowed an aggregate of $39,000 under the Bridge Loan.  As of September 30, 2011, $48,000 aggregate principal amount was outstanding and no additional amounts remain available for borrowing under the Bridge Loan.  We recognized interest income from this Bridge Loan of $187 and $245 in the three and nine months ended September 30, 2011, respectively, which is included in interest and other income in our condensed consolidated statements of income.

We were a 100% owned subsidiary of CWH until our common shares were distributed to CWH’s shareholders in 1999.  We currently own 250,000 common shares of CWH.  In September 2011, we acquired 13 MOBs located in eight states with 1.3 million square feet from CWH, for an aggregate purchase price of approximately $167,000, excluding closing costs.

Special committees of each of our Board of Trustees and CWH’s board of trustees, composed solely of our Independent Trustees and CWH’s independent trustees who are not also trustees of the other party, and who were represented by separate counsel negotiated the terms of the purchases of the 13 MOBs, reviewed and approved this MOB purchase from CWH.  Also, the purchase prices for the MOBs were established by reference to an appraisal by a nationally recognized real estate appraisal firm.  Similarly, the terms of the management agreements, leases and Bridge Loan between us and Five Star were reviewed and approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of Independent Trustees or independent directors who are not also trustees or directors of the other party and who were represented by separate counsel.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides management services to each of CWH and Five Star. One of our Managing

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as a managing director of Five Star and a managing trustee of CWH.  Adam Portnoy, our other Managing Trustee, is Mr. Barry Portnoy’s son, is an owner, President and Chief Executive Officer and a director of RMR and is a managing trustee of CWH.  Our President and Chief Operating Officer is a director of RMR.  Each of our and CWH’s and three of Five Star’s executive officers are also officers of RMR.  Frederick N. Zeytoonjian serves as an Independent Trustee of us and of CWH.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to our business management agreement with RMR, we incurred expenses of $4,865 and $15,241, and $4,317 and $12,715, for the three and nine months ended September 30, 2011 and 2010, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Pursuant to our property management agreement with RMR, we incurred expenses of $1,111 and $3,193, and $561 and $1,665, for the three and nine months ended September 30, 2011 and 2010, respectively.  We are generally responsible for certain expenses incurred by RMR on our behalf.  These amounts are included in property operating expenses in our condensed consolidated statements of income.

We currently own approximately 14.29% of the outstanding equity of AIC.  The other shareholders of AIC are RMR and five other companies to which RMR provides management services, including Five Star and CWH.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of September 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,245 and $5,076 as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010 we recognized income of approximately $28 and $111 and income of $35 and a loss of $17, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer.  That program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $275 and $1,170, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, Five Star, CWH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this report, including Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement for our 2011 Annual Meeting of Shareholders dated February 24, 2011, or our Proxy Statement, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, or our Quarterly Report, our Current Reports on Form 8-K dated March 8, 2011, May 13, 2011, June 27, 2011, September 1, 2011, September 23, 2011, October 12, 2011, and our other filings with the SEC including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” in our Annual Report and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report, our Quarterly Reports, our Proxy Statement and our Current Reports on Form 8-K, are available on the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our lease agreements, the Bridge Loan and form of management agreement and related pooling agreement we have with Five Star and our business management and property management agreements with RMR.

Note 13.  Pro Forma Information

During the nine months ended September 30, 2011, we purchased 19 senior living communities and 25 MOBs for approximately $569,893, sold seven properties for $39,460, recorded a gain on sale of approximately $21,315 and, pursuant to the terms of our existing leases with Five Star, we purchased $10,554 of improvements made to our properties leased to Five Star.  We also recognized an impairment of assets charge of $1,194 related to three properties.  In January 2011, we sold $250,000 unsecured senior notes due 2016 at a fixed rate of 4.30% per annum and incurred $1,973 of deferred financing fees related to this debt financing.  In June 2011, we replaced our previous $550,000 revolving credit facility with a new $750,000 revolving credit facility and incurred a loss on early extinguishment of debt of $427 from the write off of unamortized deferred financing fees.  During the nine months ended September 30, 2011, we also issued 11.5 million of our common shares.

During 2010, we purchased 26 MOBs for approximately $433,955, sold four skilled nursing facilities for $1,450, recording a gain on sale of approximately $109, and, pursuant to the terms of our existing leases with Five Star, we purchased $31,894 of improvements made to our properties leased to Five Star.  During 2010, we recognized an impairment of assets charge of $5,965 related to seven properties.  In April 2010, we sold $200,000 unsecured senior notes due 2020 at a fixed rate of 6.75% per annum and incurred $2,907 of deferred financing fees related to this debt financing.  In May 2010, we redeemed all $97,500 of our outstanding 7.875% senior notes due 2015 and recorded a loss on early extinguishment of debt of $2,433.  During 2010, we also issued 14.4 million of our common shares.

The following table presents our pro forma results of operations as if all of these 2010 and 2011 activities were completed on January 1, 2010.  This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.  Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our debt or equity structure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$121,642	$119,601	$362,174	$359,367
Net income	$32,807	$30,899	$122,958	$125,235

Per common share data:
Net income	$0.21	$0.20	$0.80	$0.82

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 14.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file separate corporate income tax returns and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRS and certain state income taxes we incur despite our REIT status.  During the three and nine months ended September 30, 2011, we recognized current tax expense of $207 and $365, respectively.  During the three and nine months ended September 30, 2010, we recognized current tax expense of $69 and $223, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per living unit / bed or square foot data):

		Number of				Investment per
	Number of	Units/Beds or		Investment	% of	Unit / Bed or	Q3 2011	% of Q3
(As of September 30, 2011)	Properties	Square Feet		Carrying Value (1)	Investment	Square Foot (2)	NOI (3)	2011 NOI

Facility Type
Independent living communities (4)	48	12,247		$1,255,320	29.3%	$102,500	$28,115	30.1%
Assisted living facilities (4)	144	10,434		1,203,168	28.0%	$115,312	25,643	27.4%
Skilled nursing facilities (4)	48	5,024		203,538	4.7%	$40,513	4,164	4.5%
Rehabilitation hospitals	2	364		70,228	1.6%	$192,934	2,597	2.8%
Wellness centers	10	812,000	sq. ft.	180,017	4.2%	$222	4,439	4.7%
MOBs	105	7,490,000	sq. ft.	1,382,550	32.2%	$185	28,565	30.5%
Total	357			$4,294,821	100.0%		$93,523	100.0%

Tenant / Operator / Managed Properties
Five Star (Lease No. 1)	89	6,539		$671,562	15.6%	$102,701	$13,946	14.9%
Five Star (Lease No. 2)	48	6,140		554,515	12.9%	$90,312	13,015	13.9%
Five Star (Lease No. 3)	28	5,618		646,382	15.1%	$115,056	15,512	16.6%
Five Star (Lease No. 4)	25	2,614		270,685	6.3%	$103,552	5,920	6.4%
Sunrise / Marriott (5)	14	4,091		325,165	7.6%	$79,483	7,013	7.5%
Brookdale	18	894		61,122	1.4%	$68,369	1,754	1.9%
5 private companies (combined)	7	959		36,087	0.8%	$37,630	1,231	1.3%
TRS Managed (6)	13	1,214		166,736	3.9%	$137,344	2,128	2.3%
Wellness centers	10	812,000	sq. ft.	180,017	4.2%	$222	4,439	4.7%
Multi-tenant MOBs	105	7,490,000	sq. ft.	1,382,550	32.2%	$185	28,565	30.5%
Total	357			$4,294,821	100.0%		$93,523	100.0%

Tenant / Managed Properties Operating Statistics (7)

	Rent Coverage		Occupancy
	2011	2010	2011	2010

Five Star (Lease No. 1)	1.26x	1.29x	85.6%	87.4%
Five Star (Lease No. 2)	1.41x	1.33x	82.1%	81.5%
Five Star (Lease No. 3)	1.51x	1.49x	86.7%	88.2%
Five Star (Lease No. 4)	1.11x	1.07x	83.4%	83.5%
Sunrise / Marriott (5)	1.56x	1.34x	89.8%	89.1%
Brookdale	2.24x	2.14x	92.1%	92.1%
5 private companies (combined)	2.52x	2.17x	83.8%	83.5%
TRS Managed (6)	NA	NA	82.8%	NA
Wellness centers	2.16x	2.21x	100.0%	100.0%
Multi-tenant MOBs (8)	NA	NA	96.4%	97.5%

(1)          Amounts are before depreciation, but after impairment write downs, if any.

(2)          Represents investment carrying value divided by the number of living units, beds or leased square feet at September 30, 2011.

(3)          Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(4)          Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(5)          Marriott International, Inc. guarantees this lease.

(6)          These 13 senior living communities acquired since June 2011 are leased to our TRS and managed by Five Star.

(7)          Operating data for TRS managed properties are presented from the date of acquisitions through September 30, 2011 and operating data for multi-tenant MOBs are presented as of the end of September 30, 2011 and 2010; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended June 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

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

The following tables set forth information regarding our lease expirations as of September 30, 2011 (dollars in thousands):

	Annualized Rental Income (1)				Percent of Total	Cumulative Percentage of
Year	Short and Long Term Residential Care Communities (2)	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2011	$—	$2,361	$—	$2,361	0.5%	0.5%
2012	—	17,033	—	17,033	3.8%	4.3%
2013	32,908	14,746	—	47,654	10.7%	15.0%
2014	—	21,520	—	21,520	4.8%	19.8%
2015	3,013	16,908	—	19,921	4.5%	24.3%
2016	1,314	15,794	—	17,108	3.9%	28.2%
2017	32,706	18,721	—	51,427	11.6%	39.8%
2018	—	6,152	—	6,152	1.4%	41.2%
2019	599	26,858	—	27,457	6.2%	47.4%
2020 and thereafter	175,540	40,593	17,536	233,669	52.6%	100.0%
Total	$246,080	$180,686	$17,536	$444,302	100.0%

Average remaining lease term for all properties (weighted by rent): 9.8 years

(1)          Annualized rental income is rents pursuant to signed leases as of September 30, 2011, including estimated expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)  Excludes rent received from our TRS.

	Number of Tenants
Year	Short and Long Term Residential Care Communities (1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring	Cumulative Percentage of Number of Tenants Expiring

2011	—	54	—	54	10.5%	10.5%
2012	—	92	—	92	17.8%	28.3%
2013	1	60	—	61	11.8%	40.1%
2014	—	75	—	75	14.5%	54.6%
2015	3	60	—	63	12.2%	66.8%
2016	1	52	—	53	10.3%	77.1%
2017	2	32	—	34	6.6%	83.7%
2018	—	22	—	22	4.3%	88.0%
2019	1	20	—	21	4.1%	92.1%
2020 and thereafter	3	36	2	41	7.9%	100.0%
Total	11	503	2	516	100.0%

(1)  Excludes our TRS as our tenant.

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds) (1)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Total Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2011	—	0.0%	0.0%	75,532	—	75,532	0.9%	0.9%
2012	—	0.0%	0.0%	750,823	—	750,823	9.3%	10.2%
2013	4,091	15.2%	15.2%	527,279	—	527,279	6.6%	16.8%
2014	—	0.0%	15.2%	1,004,608	—	1,004,608	12.5%	29.3%
2015	423	1.6%	16.8%	753,379	—	753,379	9.4%	38.7%
2016	361	1.3%	18.1%	743,595	—	743,595	9.3%	48.0%
2017	3,508	13.1%	31.2%	803,057	—	803,057	10.0%	58.0%
2018	—	0.0%	31.2%	180,805	—	180,805	2.3%	60.3%
2019	175	0.7%	31.9%	888,033	—	888,033	11.1%	71.4%
2020 and thereafter	18,297	68.1%	100.0%	1,492,315	812,000	2,304,315	28.6%	100.0%
Total	26,855	100.0%		7,219,426	812,000	8,031,426	100.0%

(1)  Excludes 1,214 living units leased to our TRS.

During the three months ended September 30, 2011, we signed MOB lease renewals for 196,490 square feet and new leases for 11,327 square feet, at weighted average rental rates that were 5.9% above rents previously charged for the same space.  These leases have average rent of $18.57 per square foot.  Average lease terms for leases signed during the third quarter of 2011 were 5.0 years.  Commitments for tenant improvement and leasing costs for leases signed during the third quarter of 2011 totaled $1.0 million, or $4.79 per square foot on average (approximately $0.96 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands)

We have two reportable operating segments: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income from the tenants of our leased communities and we earn fees and services from the residents of our Managed Communities.  We acquired our Managed Communities beginning in June 2011.  Properties in the MOB segment include office, clinic and biotech laboratory buildings.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Short term and long term residential care communities	$69,122	$56,895	$184,261	$170,219
MOBs	39,716	19,743	114,575	58,986
All other operations	4,439	4,323	13,266	12,968
Total revenues	$113,277	$80,961	$312,102	$242,173

Net income (loss):
Short term and long term residential care communities	$29,970	$29,859	$111,394	$88,396
MOBs	18,804	9,924	55,278	30,450
All other operations	(18,778)	(11,705)	(53,853)	(36,225)
Net income (loss)	$29,996	$28,078	$112,819	$82,621

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended September 30,		As of the Three Months Ended September 30,
	2011	2010	2011	2010
Total properties	242	228	223	223
# of units / beds	28,069	26,744	26,176	26,176
Occupancy:
Leased communities (2)	85.6%	86.1%	85.7%	86.1%
TRS managed communities (3)	82.8%	—	—	—
Rent coverage (2)	1.44x	1.39x	1.45x	1.39x
Rental income (2)	$58,391	$56,985	$56,540	$56,248
Residents fees and services (3)	$10,731	$—	$—	$—

(1)          Consists of short and long term residential care communities we have owned continuously since July 1, 2010.

(2)          Excludes rents from our TRS managed communities.  All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net tenants’ operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)          Represents the average occupancy for our 13 TRS managed communities from the date of acquisitions through September 30, 2011 and our revenues for the quarter ended September 30, 2011.

Short and long term residential care communities, all properties:

	Three Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$58,391	$56,895	$1,496	2.6%
Residents fees and services (1)	10,731	—	10,731	—
Property operating expenses (1)	(8,603)	—	(8,603)	—
Net operating income (NOI)	60,519	56,895	3,624	6.4%

Depreciation expense	(18,369)	(16,571)	(1,798)	(10.9)%
Impairment of assets	(1,028)	—	(1,028)	—
Operating income	41,122	40,324	798	2.0%

Interest expense	(11,152)	(10,574)	(578)	(5.5)%
Gain on sale of properties	—	109	(109)	—
Net income	$29,970	$29,859	$111	0.4%

(1)          Includes data for our TRS managed communities.

Rental income.  Rental income increased because of rents from the purchase of approximately $42.0 million of improvements made to our properties which are leased by Five Star since July 1, 2010 and the acquisition of five communities during the second quarter of 2011 and one community during the third quarter of 2011 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 and four properties in August 2010.  Rental income includes non-cash straight line rent adjustments (reductions) totaling $498,837 and $(253,401) for the three months ended September 30, 2011 and 2010, respectively.  Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since July 1, 2010.

Residents fees and services.  Residents fees and services are the revenues earned on our 13 senior living communities which we acquired since June 2011 that are leased to our TRS.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred on our 13 senior living communities that are leased to our TRS.

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

Depreciation expense.  Depreciation expense increased as a result of our purchase of approximately $42.0 million of improvements made to our properties which are leased by Five Star since July 1, 2010 and the acquisition of 19 communities acquired since July 1, 2010, offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

Impairment of assets.  During the three months ended September 30, 2011, we recorded an impairment of assets charge of $1.0 million related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties.  The increase in interest expense is the result of the assumption of $73.3 million of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second and third quarter, offset by the amortization of our mortgage debt and the reduction in a variable rate of interest applicable to one mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of four senior living properties during the third quarter of 2010.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended September 30,		As of the Three Months Ended September 30,
	2011	2010	2011	2010
Total properties	105	60	56	56
Total square feet (2)	7,490	3,038	2,922	2,922
Occupancy (3)	96.4%	97.5%	98.5%	97.8%
Rental income	$39,716	$19,743	$20,706	$19,659
Property operating expenses	$11,151	$4,599	$4,916	$4,584

(1)          Consists of MOBs we have owned continuously since July 1, 2010.

(2)          Prior periods exclude space remeasurements made during the current period.

(3)          MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$39,716	$19,743	$19,973	101.2%
Property operating expenses	(11,151)	(4,599)	(6,552)	(142.5)%
Net operating income (NOI)	28,565	15,144	13,421	88.6%

Depreciation expense	(9,507)	(4,986)	(4,521)	(90.7)%
Operating income	19,058	10,158	8,900	87.6%

Interest expense	(254)	(234)	(20)	(8.5)%
Net income	$18,804	$9,924	$8,880	89.5%

Rental income.  Rental income increased because of rents from 49 MOBs we acquired since July 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $1.8 million and $1.3 million and amortization of $148,138 and $(278,401) of acquired real estate leases and obligations for the three months ended September 30, 2011 and 2010, respectively.

Property operating expenses.  Property operating expenses increased because of our MOB acquisitions since July 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since July 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the assumption of $3.7 million of mortgage debt in connection with the acquisition of one MOB in July 2011, offset by the amortization of our mortgage debt.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2010):

	Three Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$20,706	$19,659	$1,047	5.3%
Property operating expenses	(4,916)	(4,584)	(332)	(7.2)%
Net operating income (NOI)	15,790	15,075	715	4.7%

Depreciation expense	(5,025)	(4,986)	(39)	(0.8)%
Operating income	10,765	10,089	676	6.7%

Interest expense	(213)	(237)	24	10.1%
Net income	$10,552	$9,852	$700	7.1%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $1.1 million and $1.3 million and amortization of $(248,706) and $(278,401) of acquired real estate leases and obligations for the three months ended September 30, 2011 and 2010, respectively.

Property operating expenses.  The 7.2% increase in property operating expenses at the properties we have owned continuously since July 1, 2010 was mainly due to increases in real estate taxes and utility costs.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of the amortization of leasing costs offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$4,439	$4,323	$116	2.7%

Expenses:
Depreciation	948	948	—	—
General and administrative	6,608	5,545	1,063	19.2%
Acquisition related costs	2,620	286	2,334	816.1%
Total expenses	10,176	6,779	3,397	50.1%
Operating loss	(5,737)	(2,456)	(3,281)	(133.6)%

Interest and other income	462	203	259	127.6%
Interest expense	(13,324)	(9,418)	(3,906)	(41.5)%
Equity in earnings of an investee	28	35	(7)	(20.0)%
Loss before income tax expense	(18,571)	(11,636)	(6,935)	(59.6)%
Income tax expense	(207)	(69)	(138)	(200.0)%
Net loss	$(18,778)	$(11,705)	$(7,073)	(60.4)%

(1)          All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

Rental income.  Rental income for our wellness centers increased because of consumer price index based increases since July 1, 2010 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling $364,830 and amortization of $55,190 of acquired real estate leases and obligations in both the three months ended September 30, 2011 and 2010.

Total expenses.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended September 30, 2011 and 2010.  General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since July 1, 2010, offset by the sale of seven properties during the second quarter of 2011 and four properties in August 2010.  Acquisition related costs increased because of a higher number and value of acquisitions during the three months ended September 30, 2011 than the same period last year.

Interest and other income.  The increase in interest and other income is mainly due to $187,000 of interest received from our Bridge Loan with Five Star.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, offset by reduced interest because of the redemption in May 2010 of all $97.5 million of our 7.875% unsecured senior notes due 2015.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $17.3 million and 1.8%, and $267,000 and 1.0%, for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Nine Months Ended September 30,		As of the Nine Months Ended September 30,
	2011	2010	2011	2010
Total properties	242	228	223	223
# of units / beds	28,069	26,744	26,176	26,176
Occupancy:
Leased communities (2)	85.6%	86.1%	85.7%	86.1%
TRS managed communities (3)	82.8%	—	—	—
Rent coverage (2)	1.44x	1.39x	1.45x	1.39x
Rental income (2)	$172,686	$170,219	$169,456	$168,137
Residents fees and services (3)	$11,575	—	—	—

(1)          Consists of short and long term residential care communities we have owned continuously since January 1, 2010.

(2)          Excludes rent from our TRS managed communities.  All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net tenants’ operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)          Represents the average occupancy and revenue for our 13 TRS managed communities from the date of acquisition through September 30, 2011.

Short and long term residential care communities, all properties:

	Nine Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$172,686	$170,219	$2,467	1.4%
Residents fees and services (1)	11,575	—	11,575	—
Property operating expenses (1)	(9,212)	—	(9,212)	—
Net operating income (NOI)	175,049	170,219	4,830	2.8%

Depreciation expense	(52,112)	(49,533)	(2,579)	(5.2)%
Impairment of assets	(1,028)	(1,095)	67	6.1%
Operating income	121,909	119,591	2,318	1.9%

Interest expense	(31,751)	(31,304)	(447)	(1.4)%
Gain on sale of properties	21,236	109	21,127	19,382.6%
Net income	$111,394	$88,396	$22,998	26.0%

(1)          Includes data for our TRS managed communities.

Rental income.  Rental income increased because of rents from the purchase of approximately $57.8 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of five communities during the second quarter of 2011 and one community during the third quarter of 2011 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 and four properties in August 2010.  Rental income includes non-cash straight line rent adjustments (reductions) totaling $1.5 million and $(745,301) for the nine months ended September 30, 2011 and 2010, respectively.  Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since January 1, 2010.

Residents fees and services.  Residents fees and services are the revenues earned on our 13 senior living communities which we have acquired since June 2011 that are leased to our TRS.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred on our 13 senior living communities that are leased to our TRS.

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

Depreciation expense.  Depreciation expense increased as a result of our purchase of approximately $57.8 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of 19 communities since January 1, 2010, offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

Impairment of assets.  During the nine months ended September 30, 2011, we recorded an impairment of assets charge of $1.0 million related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.  During the nine months ended September 30, 2010, we recorded an impairment of assets charge of $1.1 million related to five properties to reduce the carrying value of these properties to their estimated sales price less costs to sell.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties.  The increase in interest expense is the result of the assumption of $73.3 million of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second and third quarter, offset by the amortization of our mortgage debt and the reduction in a variable rate of interest applicable to one mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living properties during the second quarter of 2011 and the sale of four senior living properties during the third quarter of 2010.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Nine Months Ended September 30,		As of the Nine Months Ended September 30,
	2011	2010	2011	2010
Total properties	105	60	54	54
Total square feet (2)	7,490	3,038	2,852	2,852
Occupancy (3)	96.4%	97.5%	98.5%	97.8%
Rental income	$114,575	$58,986	$59,070	$57,983
Property operating expenses	$31,360	$13,138	$13,321	$12,806

(1)          Consists of MOBs we have owned continuously since January 1, 2010.

(2)          Prior periods exclude space remeasurements made during the current period.

(3)          MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$114,575	$58,986	$55,589	94.2%
Property operating expenses	(31,360)	(13,138)	(18,222)	(138.7)%
Net operating income (NOI)	83,215	45,848	37,367	81.5%

Depreciation expense	(27,164)	(14,762)	(12,402)	(84.0)%
Impairment of assets	(166)	—	(166)	—
Operating income	55,885	31,086	24,799	79.8%

Interest expense	(686)	(636)	(50)	(7.9)%
Gain on sale of properties	79	—	79	—
Net income	$55,278	$30,450	$24,828	81.5%

Rental income.  Rental income increased because of rents from 51 MOBs we acquired since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $5.8 million and $4.1 million and amortization of $408,290 and $(920,533) of acquired real estate leases and obligations for the nine months ended September 30, 2011 and 2010, respectively.

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

Impairment of assets.  During the nine months ended September 30, 2011, we recorded an impairment of assets charge of $166,000 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.  These properties were sold during the second quarter of 2011.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the assumption of $3.7 million of mortgage debt in connection with the acquisition of one MOB in July 2011 and the assumption of $2.5 million of mortgage debt in connection with the acquisition of one MOB in April 2010, offset by the amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2010):

	Nine Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$59,070	$57,983	$1,087	1.9%
Property operating expenses	(13,321)	(12,806)	(515)	(4.0)%
Net operating income (NOI)	45,749	45,177	572	1.3%

Depreciation expense	(14,655)	(14,570)	(85)	(0.6)%
Operating income	31,094	30,607	487	1.6%

Interest expense	(515)	(554)	39	7.0%
Net income	$30,579	$30,053	$526	1.8%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $3.5 million and $4.1 million and amortization of $(768,966) and $(928,584) of acquired real estate leases and obligations for the nine months ended September 30, 2011 and 2010, respectively.

Property operating expenses.  The 4.0% increase in property operating expenses at the properties we have owned continuously since January 1, 2010 was mainly due to an increase in utility costs.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment by comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of the amortization of leasing costs offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

All other operations: (1)

	Nine Months Ended September 30,
	2011	2010	Change	% Change

Rental income	$13,266	$12,968	$298	2.3%

Expenses:
Depreciation	2,844	2,844	—	—
General and administrative	19,618	16,439	3,179	19.3%
Acquisition related costs	6,547	725	5,822	803.0%
Total expenses	29,009	20,008	9,001	45.0%
Operating loss	(15,743)	(7,040)	(8,703)	(123.6)%

Interest and other income	971	703	268	38.1%
Interest expense	(38,400)	(27,215)	(11,185)	(41.1)%
Loss on early extinguishment of debt	(427)	(2,433)	2,006	82.4%
Equity in earnings (losses) of an investee	111	(17)	128	752.9%
Loss before income tax expense	(53,488)	(36,002)	(17,486)	(48.6)%
Income tax expense	(365)	(223)	(142)	(63.7)%
Net loss	$(53,853)	$(36,225)	$(17,628)	(48.7)%

(1)          All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

Rental income.  Rental income for our wellness centers increased because of consumer price index based increases since January 1, 2010 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling $1.1 million and amortization of $165,560 of acquired real estate leases and obligations in both the nine months ended September 30, 2011 and 2010.

Total expenses.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the nine months ended September 30, 2011 and 2010.  General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since January 1, 2010, offset by the sale of seven properties during the second quarter of 2011 and four properties in August 2010.  Acquisition related costs increased because of a higher number and value of acquisitions during the nine months ended September 30, 2011 than the same period last year.

Interest and other income.  The increase in interest and other income is mainly due to $245,000 of interest received from our Bridge Loan with Five Star.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011 and lesser amounts outstanding under our revolving credit facility at higher weighted average interest rates, offset by reduced interest because of the redemption in May 2010 of all $97.5 million of our 7.875% unsecured senior notes due 2015.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $35.3 million and 1.3%, and $37.5 million and 0.9%, for the nine months ended September 30, 2011 and 2010, respectively.

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

Non-GAAP Financial Measures

We provide below computations of our funds from operations, or FFO, Normalized FFO and NOI for the three and nine months ended September 30, 2011 and 2010.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our condensed consolidated statements of income and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$29,996	$28,078	$112,819	$82,621
Depreciation expense	28,824	22,505	82,120	67,139
Gain on sale of properties	—	(109)	(21,315)	(109)
FFO	58,820	50,474	173,624	149,651
Acquisition related costs	2,620	286	6,547	725
Loss on early extinguishment of debt	—	—	427	2,433
Impairment of assets	1,028	—	1,194	1,095
Percentage rent (1)	2,900	2,700	8,300	7,700
Normalized FFO	$65,368	$53,460	$190,092	$161,604

Weighted average shares outstanding	153,385	127,423	145,745	127,404

FFO per share	$0.38	$0.40	$1.19	$1.17
Normalized FFO per share	$0.43	$0.42	$1.30	$1.27
Distributions declared per share	$0.38	$0.37	$1.12	$1.09

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of NOI to Net Income:
Short and long term residential care communities NOI	$60,519	$56,895	$175,049	$170,219
MOB NOI	28,565	15,144	83,215	45,848
All other operations NOI	4,439	4,323	13,266	12,968
Total NOI	93,523	76,362	271,530	229,035
Depreciation	(28,824)	(22,505)	(82,120)	(67,139)
General and administrative	(6,608)	(5,545)	(19,618)	(16,439)
Acquisition related costs	(2,620)	(286)	(6,547)	(725)
Impairment of assets	(1,028)	—	(1,194)	(1,095)
Operating income	54,443	48,026	162,051	143,637

Interest and other income	462	203	971	703
Interest expense	(24,730)	(20,226)	(70,837)	(59,155)
Loss on early extinguishment of debt	—	—	(427)	(2,433)
Gain on sale of properties	—	109	21,315	109
Equity in earnings (losses) of an investee	28	35	111	(17)
Income before income tax expense	30,203	28,147	113,184	82,844
Income tax expense	(207)	(69)	(365)	(223)
Net income	$29,996	$28,078	$112,819	$82,621

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants and we receive percentage rents from our residential community tenants monthly, quarterly or annually.  During the nine months ended September 30, 2011 and 2010, we generated $172.0 million and $161.4 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non-cash items.  Net income increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At September 30, 2011, we had $26.8 million of cash and cash equivalents and $540.0 million available under our $750.0 million unsecured revolving credit facility.  We expect to use cash balances,

borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders.  The revolving credit facility matures on June 24, 2015 and includes an option, subject to certain conditions and the payment of a fee, for us to extend the facility for one year.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus a spread.  At September 30, 2011, the weighted average interest rate payable on our revolving credit facility was 1.8%.  As of September 30, 2011 and October 28, 2011, we had $210.0 million and $5.0 million outstanding, respectively, outstanding under our revolving credit facility.

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

During the nine months ended September 30, 2011, we acquired 44 properties located in 15 states for combined purchase prices totaling $569.9 million, excluding closing costs.  Our weighted average capitalization rate for these acquisitions was 8.4% based on estimated annual NOI.  Details of these acquisitions are as follows:

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

In May 2011, we acquired one MOB with 49,809 square feet located in Shoreview, Minnesota for approximately $7.2 million, excluding closing costs.  Upon acquisition, this property was 100% leased to four tenants for approximately 7.7 years.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In June 2011, we acquired three MOBs with 124,599 square feet located in Alachua, Florida for approximately $14.5 million, excluding closing costs.  In July 2011, we acquired one additional MOB located in Alachua, Florida, with 32,476 square feet for approximately $5.2 million, excluding closing costs.  Upon acquisition, these properties were 87% leased to 14 tenants for approximately 2.8 years.  In August 2011, we acquired 47 acres of land adjacent to these four MOBs for future development for $4.0 million, excluding closing costs.  We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and by assuming a mortgage loan for approximately $3.7 million in July 2011.

In September 2011, we acquired 13 MOBs with 1.3 million square feet located in eight states from CWH for an aggregate purchase price of approximately $167.0 million, excluding closing costs.  Upon acquisition, these properties were 95% leased to 105 tenants for approximately 5.0 years.  We funded these acquisitions using cash on hand and borrowings under our revolving credit facility.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304.0 million, excluding closing costs. In June 2011, we acquired 14 of these 20 communities for approximately $196.6 million, excluding closing costs; in July 2011, we acquired three of these communities for approximately $44.7 million, excluding closing costs; and in August 2011 we acquired one of these communities for approximately $17.2 million, excluding closing costs.  We funded these acquisitions using cash on hand, proceeds from an equity offering, borrowings under our revolving credit facility and by assuming approximately $48.1 million of mortgage loans in June 2011, $12.8 million of mortgage loans in July 2011 and $12.5 million of mortgage loans in August 2011.  Our acquisition of the two remaining communities is contingent upon various closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 living units for approximately $7.5 million, excluding closing costs.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

Between May and June, 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39.5 million, excluding closing costs.  We recognized a gain on sale of these properties of approximately $21.3 million.

In May, July and September 2011, we entered three separate agreements to acquire one senior living community and three MOBs for an aggregate purchase price of $43.7 million, excluding closing costs.  The senior living community is located in California and includes 57 assisted living units, and the three MOBs are located in Indiana and Virginia and include an aggregate of 138,606 square feet.  We expect to fund these acquisitions using cash on hand, borrowings under our revolving credit facility and by assuming approximately $9.7 million of mortgage debt.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In July 2011, we agreed to acquire nine senior living communities located in six states with an aggregate 2,226 living units for approximately $478.0 million, excluding closing costs.  We currently expect to acquire the majority of these communities during the fourth quarter of 2011, subject to required regulatory approvals and lender approvals of our assumption of mortgage debts on certain properties.  The purchase of certain communities may be delayed until 2012 to obtain required regulatory and other third party approvals.  We currently expect to fund these acquisitions with cash on hand, borrowings under our revolving credit facility and the assumption of approximately $164.0 million of mortgage debt.

In May 2011, we and Five Star entered into a loan agreement under which we agreed to lend Five Star up to $80.0 million to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122.8 million.  Since June 2011, Five Star has completed its acquisition of these six communities and had borrowed all $80.0 million of this Bridge Loan (including $39.0 million borrowed during the quarter ended September 30, 2011) and has repaid $32.0 million.  As of September 30, 2011, $48.0 million in aggregate principal amount was outstanding and no additional borrowings were available under this Bridge Loan.  The Bridge Loan is secured by mortgages on three of these senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  As of September 30, 2011, the interest rate was 2.8% under the Bridge Loan.  We recognized interest income from this Bridge Loan of $187,000 and $245,000 in the three and nine months ended September 30, 2011, respectively, which is included in interest and other income in our condensed consolidated statements of income.

During the three and nine months ended September 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $10.6 million and $25.9 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $845,000 and $2.1 million, respectively.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three and nine months ended September 30, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities at our MOBs were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tenant improvements	$992	$537	$3,434	$1,613
Leasing costs (1)	561	221	2,327	641
Building improvements (2)	318	50	619	69
Development and redevelopment activities (3)	100	102	253	225

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

We have made commitments during the three months ended September 30, 2011 for expenditures in connection with our MOB leasing activities as follows:

	New Leases	Renewals	Total
Square feet leased during the quarter (000s)	11	197	208
Total commitments for tenant improvements and leasing costs ($000s)	$243	$753	$996
Leasing costs per square foot	$22.09	$3.82	$4.79
Average lease term (years)	5.8	4.8	5.0
Leasing costs per square foot per year	$3.81	$0.80	$0.96

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

In October 2011, we issued 9.2 million common shares in a public offering, raising net proceeds of approximately $184.7 million.  We used the net proceeds of this offering to repay borrowings outstanding on our revolving credit facility.

We believe we will have access to various types of financings, including equity or debt offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will not increase.

On October 4, 2011, we declared a quarterly distribution of $0.38 per common share, or $61.8 million, to our common shareholders of record on October 19, 2011 for the quarter ended September 30, 2011.  This distribution will be paid to shareholders on or about November 11, 2011, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than interest rate caps in connection with our Federal National Mortgage Association, or FNMA, mortgage loan, which is further described below in “Quantitative and Qualitative Disclosures About Market Risk”.

Debt Covenants

Our principal debt obligations at September 30, 2011 were: $210.0 million outstanding under our $750.0 million unsecured revolving credit facility; three public issuances of unsecured senior notes of $225.0 million due 2012 at an annual interest rate of 8.625%, $250.0 million due 2016 at an annual interest rate of 4.30% and $200.0 million due 2020 at an annual interest rate of 6.75%; and $709.6 of mortgages secured by 73 of our properties.  We also have two properties encumbered by capital leases totaling $14.3 million at September 30, 2011.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2011, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

Five Star is our former subsidiary, our largest tenant and manages several senior living communities for us.  We are Five Star’s largest shareholder and as of the date of this report, we owned 4,235,000 shares of common stock of Five Star, which represents approximately 8.9% of Five Star’s outstanding shares of common stock.

As of September 30, 2011, we leased 188 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of September 30, 2011 was $194.6 million, excluding percentage rent.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304.0 million, excluding closing costs.  In May 2011, we entered into long term contracts with Five Star to manage 15 of these 20 communities.  Through September 30, we have acquired 18 of these 20 communities.  Five Star is managing 13 of these acquired communities and leasing the remaining five.   If we acquire the two remaining communities, Five Star has agreed to manage them.  For the three and nine months ended September 30, 2011, we paid net $326,000 and $351,000, respectively, in management fees to Five Star; the five leased communities were added to our combination leases with Five Star expiring between 2017 and 2026, and the rent under those leases increased by approximately $7.0 million per year.

In July 2011, we agreed to acquire nine senior living communities located in six states for approximately $478.0 million, excluding closing costs.  Following these acquisitions, we expect eight of these communities to be leased to our TRS and all nine communities to be managed by Five Star under long term management contracts on terms similar to the terms of the existing senior living community management contracts between us and Five Star.

During the three and nine months ended September 30, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $10.6 million and $25.9 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $845,000 and $2.1 million, respectively.

For the three and nine months ended September 30, 2011 and 2010, the total rent we recognized from Five Star was $48.4 million and $141.9 million, respectively, and $46.4 million and $138.7 million, respectively.  As of September 30, 2011 and December 31, 2010, our rents receivable from Five Star were $17.4 million and $16.8 million, respectively, and are included in other assets in our condensed consolidated balance sheets.

In May 2011, we and Five Star entered into the Bridge Loan, under which we agreed to lend Five Star up to $80.0 million.  During the quarter ended September 30, 2011, Five Star borrowed an aggregate of $39.0 million under the Bridge Loan.  As of September 30, 2011, $48.0 million aggregate principal amount was outstanding and no additional amounts remain available for borrowing under the Bridge Loan.  We recognized interest income from this Bridge Loan of $187,000 and $245,000 in the three and nine months ended September 30, 2011, respectively.

We were a 100% owned subsidiary of CWH until our common shares were distributed to CWH’s shareholders in 1999.  We currently own 250,000 common shares of CWH.  In September 2011, we acquired 13 MOBs located in eight states with 1.3 million square feet from CWH, for an aggregate purchase price of approximately $167.0 million, excluding closing costs.

Special committees of each of our Board of Trustees and CWH’s board of trustees, composed solely of our Independent Trustees and CWH’s independent trustees who are not also trustees of the other party, and who were represented by separate counsel negotiated the terms of the purchases of the 13 MOBs, reviewed and approved this MOB purchase from CWH.  Also, the purchase prices for the MOBs were established by reference to an appraisal by a nationally recognized real estate appraisal firm.  Similarly, the terms of the management agreements, leases and Bridge Loan between us and Five Star were reviewed and approved by special committees of each of our Board of Trustees and Five Star’s board of directors composed solely of Independent Trustees or independent directors who are not also trustees or directors of the other party and who were represented by separate counsel.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR also provides management services to each of CWH and Five Star. One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as a managing director of Five Star and a managing trustee of CWH.  Adam Portnoy, our other Managing Trustee, is Barry Portnoy’s son, is an owner, President and Chief Executive Officer, and a director of RMR and is a managing trustee of CWH.  Our President and Chief Operating Officer is a director of RMR.  Each of our and CWH’s and three of Five Star’s executive officers are also officers of RMR.  Frederick N. Zeytoonjian serves as an Independent Trustee of us and of CWH.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to our business management agreement with RMR, we incurred expenses of $4.9 million and $15.2 million, and $4.3 million and $12.7 million, for the three and nine months ended September 30, 2011 and 2010, respectively.  Pursuant to our property management agreement with RMR, we incurred expenses of $1.1 million and $3.2 million, and $561,000 and $1.7 million, for the three and nine months ended September 30, 2011 and 2010, respectively.  We are generally responsible for certain expenses incurred by RMR on our behalf.

We currently own approximately 14.29% of the outstanding equity of AIC.  The other shareholders of AIC are RMR and five other companies to which RMR provides management services, including Five Star and CWH.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of September 30, 2011, we have invested approximately $5.2 million in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5.2 million and $5.1 million as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010 we recognized income of approximately $28,000 and $111,000 and income of $35,000 and a loss of $17,000, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participates as a reinsurer.  That program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $275,000 and $1.2 million, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, Five Star, CWH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this report, including Note 12. Related Person Transactions in Item 1 of this Quarterly Report of Form 10-Q, “Warning Concerning Forward Looking Statements”, and our Annual Report, our Proxy Statement, our Quarterly Report, our Current Reports on Form 8-K dated March 8, 2011, May 13, 2011, June 27, 2011, September 1, 2011, September 23, 2011, October 12, 2011, and our other filings with the SEC including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” in our Annual Report and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report, our Quarterly Reports, our Proxy Statement and our Current Reports on Form 8-K, are available on the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our lease agreements, the Bridge Loan and form of management agreement and related pooling agreement we have with Five Star and our business management and property management agreements with RMR.

We believe that our agreements with Five Star, CWH, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with CWH, Five Star, RMR, AIC and their affiliated and related persons and entities benefit us, and in fact provide us with advantages in operating and growing our business.

Impact of Government Reimbursement

Approximately 88% of our current rents from our senior living properties come from properties where approximately 80% or more of the operating revenues are derived from residents who pay with their own private resources. The remaining 12% of our rents from our senior living properties come from properties where more than 20% of the operating revenues are dependent upon Medicare and Medicaid programs. The operations of most of these Medicare and Medicaid dependent senior living properties currently produce sufficient cash flow to pay our allocated rents, but operations at certain of these properties do not. However, as discussed under the caption, “Business — Government Regulation and Reimbursement” in Part I of our Annual Report, we expect that Medicare and Medicaid rates paid to our tenants may not increase in amounts sufficient to pay our tenants’ increased operating costs, or that they may even decline. Also, the hospitals we lease to Five Star are heavily dependent upon Medicare revenues and currently do not produce sufficient income to consistently pay our rents.

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

Effective October 1, 2011, the Centers for Medicare and Medicaid Services, or CMS, has adopted rules that update Medicare prospective payment rates for SNFs, which will affect our tenants who operate SNFs.  The rules include an increase in the Medicare payment rates for SNFs of approximately 1.7% for federal fiscal year 2012, as the result of an annual increase of approximately 2.7% to account for inflation, reduced by a projected productivity adjustment of 1.0% pursuant to PPACA.  However, the rules also include a reduction in rates of approximately 12.6% as a result of a recalibration of the case mix indexes in the Resource Utilization Group, or RUG, IV system.  CMS estimates that the net effect of these changes in rates will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012.  We are unable to predict the rules’ impact on our tenants’ SNF Medicare payment rates; however, such impact may be adverse and material to certain tenants’ abilities to pay rents to us.

Also effective October 1, 2011, CMS has adopted rules that update Medicare prospective payment rates for IRFs.  The rules include an increase that CMS estimates to be approximately 2.2% in federal fiscal year 2012, as the result of a rebased annual increase of approximately 2.9% to account for inflation, reduced by 0.1% and by a projected productivity adjustment of 1.0%, both pursuant to PPACA, and increased by 0.4% in estimated outlier payments due to an update in the outlier threshold.  The rules also establish a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the federal Secretary of Health and Human Services.  We are unable to predict the final impact of the Medicare rate adjustment on Five Star’s IRF payment rates.

Three U.S. Circuit Courts of Appeals have recently ruled on appeals from U.S. District Court decisions on the constitutionality of PPACA.  One Court of Appeals ruled that the PPACA mandate requiring individuals to buy health insurance is unconstitutional, but overruled a District Court ruling that PPACA as a whole is unconstitutional; a second Court of Appeals affirmed a District Court ruling upholding the constitutionality of PPACA; and a third Court of Appeals vacated two District Court decisions and remanded the cases for dismissal based on lack of subject matter jurisdiction.  Several other cases challenging PPACA are pending in U.S. District Courts and Courts of Appeals.  Petitions for Supreme Court reviews of the U.S. Circuit Courts of Appeals decisions have been filed, and we anticipate that the U.S. Supreme Court may rule on the constitutionality of PPACA in 2012.

The U.S. House of Representatives voted earlier in 2011 to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement all or parts of PPACA.  Members of Congress and the Obama Administration have also proposed various measures to reduce or slow the long term growth of federal Medicare and Medicaid expenditures, including substantial structural changes to the programs, such as those discussed under the caption “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, limits on Medicare provider payments, and changes in the federal formula for Medicaid payments to states.

Pursuant to the Budget Control Act of 2011, Congress created a committee, or the Joint Committee, that is required to report legislation to Congress by November 23, 2011 for achieving specified federal budget savings.  The Budget Control Act also provides that the failure of Congress to enact the legislation by December 23, 2011 will trigger automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers.  Medicaid is exempt from the automatic reductions, as are certain Medicare benefits.  Members of Congress and the Obama administration have made various cost cutting recommendations to the Joint Committee and Congress, such as reductions in Medicare and Medicaid payments to healthcare providers including SNFs and IRFs, and substantial changes to the Medicare and Medicaid programs and PPACA.  We are unable to predict the impact on our tenants of the legislation to be proposed by the Joint Committee, if enacted, or of the automatic reductions in discretionary and mandatory spending if the legislation is not enacted; however, such impact may be adverse and material to some of our tenants’ abilities to pay rents to us.

Some of the states in which our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced or are expected to freeze or reduce, Medicaid rates.  Also, effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs which had been in effect since October 1, 2008.  We expect the ending of these federal payments, combined with the anticipated slow recovery of state revenues, to result in continued difficult state fiscal conditions.  As a result, some state budget deficits are likely to increase, and certain states may reduce Medicaid payments to healthcare service providers like some of our tenants as part of an effort to balance their budgets.

We are unable to predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes and the impact on our tenants of the possible failure of these programs to increase rates to match their increasing expenses, but they could have a material adverse effect on some of our tenants’ abilities to pay rents to us. Similarly, we are unable to predict the impact on our tenants that the various challenges and potential changes to PPACA may have on its implementation.  If such challenges fail and changes to be implemented under PPACA result in reduced payments for our tenants’ services or the failure of Medicare, Medicaid, or private insurance to cover our tenants’ increasing costs, the ability of some of our tenants to pay rents to us could be adversely and materially affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2010. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At September 30, 2011, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance (1)	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$250,000	4.30%	$10,750	2016	Semi-Annually
Unsecured senior notes	225,000	8.625%	19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages (2)	301,523	6.71%	20,232	2019	Monthly
Mortgages	47,913	6.54%	3,134	2017	Monthly
Mortgages	30,830	6.97%	2,149	2012	Monthly
Mortgage	14,070	6.91%	972	2013	Monthly
Mortgages	13,374	5.66%	757	2015	Monthly
Mortgage	12,734	6.25%	796	2016	Monthly
Mortgage	12,445	6.03%	750	2012	Monthly
Mortgage	11,781	6.365%	750	2015	Monthly
Mortgages	11,006	6.11%	672	2013	Monthly
Mortgage	6,607	5.97%	394	2016	Monthly
Mortgage	5,238	5.65%	296	2015	Monthly
Mortgage	4,705	5.81%	273	2015	Monthly
Mortgage	4,246	6.50%	276	2013	Monthly
Mortgage	3,646	6.25%	228	2033	Monthly
Mortgage	3,573	7.31%	261	2022	Monthly
Mortgage	3,198	6.07%	194	2012	Monthly
Mortgage	2,963	5.88%	174	2015	Monthly
Mortgage	2,372	6.73%	160	2012	Monthly
Mortgage	1,753	7.85%	138	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,183,677		$77,126

(1)         The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)         Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $7.7 million.

Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2011, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $30.3 million.

Our unsecured senior notes and mortgages generally contain provisions that allow us to make repayments at par plus premiums which are generally designed to preserve stated yields to the debt holders. Also, as we have previously done, we occasionally have the opportunity to purchase our outstanding debt by open market purchases. These prepayment rights and purchases may afford us the opportunity to mitigate the risks arising from changes in interest rates.

Our unsecured revolving credit facility accrues interest at floating rates and matures in June 2015.  At September 30, 2011, we had $210.0 million outstanding and $540.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $210.0 million at September 30, 2011 was 1.80%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2011 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2011	1.80%	$210,000	$3,780
10% reduction	1.62%	$210,000	$3,402
10% increase	1.98%	$210,000	$4,158

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2011 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2011	1.80%	$750,000	$13,500
10% reduction	1.62%	$750,000	$12,150
10% increase	1.98%	$750,000	$14,850

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed a FNMA mortgage financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $301.5 million at September 30, 2011, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $200.7 million at September 30, 2011.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at September 30, 2011, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.35%.  If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2011	6.35%	$200,696	$12,744
10% reduction	6.33%	$200,696	$12,704
10% increase	6.37%	$200,696	$12,784

(1)                       Our variable rate at September 30, 2011 consists of the one month LIBOR rate of 0.20% at September 30, 2011 plus a fixed premium.  This table assumes a 10% interest rate change on the one month LIBOR rate.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF SEPTEMBER 30, 2011, IS RESPONSIBLE FOR 44.8% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS AND LIQUIDITY INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF PPACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENTS,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA AND OTHER RECENTLY ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO MATCH FIVE STAR’S COST INCREASES,

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

•                  OUR PENDING ACQUISITIONS OF SENIOR LIVING COMMUNITIES AND MOBS AND CERTAIN RELATED MANAGEMENT ARRANGEMENTS ARE CONTINGENT UPON VARIOUS CLOSING CONDITIONS, INCLUDING IN SOME CASES, OUR COMPLETION OF DILIGENCE AND / OR REGULATORY, LENDER OR OTHER THIRD PARTY APPROVALS. ACCORDINGLY, SOME OR ALL OF THESE PURCHASES AND ANY RELATED MANAGEMENT ARRANGEMENTS MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS REPORT STATES THAT WE HAVE ONE PROPERTY CLASSIFIED AS HELD FOR SALE WHICH IS OPERATED AND LEASED BY FIVE STAR.  WE AND FIVE STAR MAY NOT BE ABLE TO SELL THIS PROPERTY ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•                  THIS REPORT STATES THAT THE TERMS OF VARIOUS TRANSACTIONS BETWEEN US AND EACH OF CWH AND FIVE STAR WERE REVIEWED AND APPROVED BY

SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND CWH’S BOARD OF TRUSTEES OR FIVE STAR’S BOARD OF DIRECTORS, RESPECTIVELY, COMPOSED SOLELY OF INDEPENDENT TRUSTEES OR DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER PARTY TO THE TRANSACTION, AND THAT WE AND THEY WERE REPRESENTED BY SEPARATE COUNSEL.  AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE PURCHASE PRICES AND OTHER TERMS OF THESE TRANSACTIONS ARE AS FAVORABLE TO US AS THOSE WE COULD OBTAIN IN SIMILAR TRANSACTIONS WITH UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, CWH AND FIVE STAR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

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

•                  REVENUES AND RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE, AND

•                  THIS REPORT STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESS OF OUR TENANTS, NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT AND IN OUR QUARTERLY REPORT, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 1A.  Risk Factors.

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report, in Part II of our Quarterly Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report, our Quarterly Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, Quarterly Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data.  We purchase some of our information technology from vendors, on whom our systems depend.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 72,450 common shares of beneficial interest, par value $.01 per share, valued at $23.90 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 5.      Other Information.

On October 26, 2011, we and RMR amended our business management agreement under which RMR provides business management services to us.

The business management agreement provides, among other things, that RMR is entitled to a management fee at an annual rate equal to a percentage of our average invested capital, determined as specified in the business management agreement.  The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement.  The incentive fee is paid in our common shares.

As amended, in determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another company to which RMR provides business management or property management services, or an RMR Managed Company, will be equal to the applicable selling RMR Managed Company’s historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties.

In the business management agreement we acknowledge that RMR will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another RMR Managed Company.  The amendment added a provision that, with certain exceptions, if we determine to offer for sale or long term ground lease any real property that, at such time, is of a type within the investment focus of another RMR Managed Company, we will first offer that property for purchase or lease to that RMR Managed Company and negotiate in good faith for such purchase or lease.  If we and the other RMR Managed Company do not reach an agreement within 15 days, we will be free to pursue the proposed transaction with others upon the same or substantially similar terms offered and for a price that is not less than 90% of the offered price.

The above description of the amendment to the business management agreement is qualified in its entirety by reference to the amended and restated business management agreement, a copy of which is filed as Exhibit 10.14 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Additional information about the relationships among us, our Trustees, our executive officers, RMR and certain other RMR Managed Companies and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Part I of this Quarterly Report on Form 10-Q, including Note 12 to the Notes to our Condensed Consolidated  Financial Statements included in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Item 2 and “Warning Concerning Forward Looking Statements”, which are incorporated herein by reference, as well as our other filings with the SEC that are referred to in those items.

Item 6.      Exhibits.

2.1                                 Purchase Agreement, dated as of July 29, 2011, among CC-BOCA, INC., CR CHEVY CHASE PARTNERSHIP, CC-DALLAS, INC., HBC ASSOCIATES, LLC, CC-PLANTATION, INC., CC-POMPANO, INC., CC-RENO, INC., CR TEANECK LIMITED PARTNERSHIP, CR RIVERDALE LIMITED PARTNERSHIP and the Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 1, 2011, filed with the SEC on September 1, 2011, File No. 001-15319)

2.2                                 First Amendment to Purchase Agreement, dated as of August 29, 2011, among CC-BOCA, INC., CR CHEVY CHASE PARTNERSHIP, CC-DALLAS, INC., HBC

ASSOCIATES, LLC, CC-PLANTATION, INC., CC-POMPANO, INC., CC-RENO, INC., CR TEANECK LIMITED PARTNERSHIP, CR RIVERDALE LIMITED PARTNERSHIP and the Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 12, 2011, filed with the SEC on October 12, 2011, File No. 001-15319)

2.3                                 Second Amendment to Purchase Agreement, dated as of August 31, 2011, among CC-BOCA, INC., CR CHEVY CHASE PARTNERSHIP, CC-DALLAS, INC., HBC ASSOCIATES, LLC, CC-PLANTATION, INC., CC-POMPANO, INC., CC-RENO, INC., CR TEANECK LIMITED PARTNERSHIP, CR RIVERDALE LIMITED PARTNERSHIP and the Company. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 12, 2011, filed with the SEC on October 12, 2011, File No. 001-15319)

10.1                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, PA). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.2                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, MN). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.3                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, NY). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.4                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, NY). (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.5                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, IL). (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.6                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, IL). (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.7                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, CA). (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.8                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.9                           Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, SC). (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.10                     Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, CA). (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.11                     Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, OH). (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.12                     Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, AZ). (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.13                     Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 475 Virginia Drive, Ft Washington, PA). (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated September 23, 2011, filed with the SEC on September 23, 2011, File No. 001-15319)

10.14                     Amended and Restated Business Management Agreement, dated as of October 26, 2011, between Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerald M. Martin and Adam D. Portnoy. (Filed herewith)

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

31.2                           Rule 13a-14(a) Certification. (Filed herewith)

31.3                           Rule 13a-14(a) Certification. (Filed herewith)

31.4                           Rule 13a-14(a) Certification. (Filed herewith)

32.1                           Section 1350 Certification. (Furnished herewith)

101.1                     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: October 28, 2011

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: October 28, 2011