Form 10-K
period 2011-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2012-02-17
CIK 1075415

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.3 billion based on the $23.41 closing price per common share on the New York Stock Exchange on June 30, 2011. For purposes of this calculation, an aggregate of 413,028 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 17, 2012: 162,646,046.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2012, or our definitive Proxy Statement.

In this Annual Report on Form 10-K, the terms the "Company", "SNH", "we", "us" and "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

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

  •
  OUR ACQUISITIONS AND SALES OF PROPERTIES,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO PAY INTEREST AND PRINCIPAL OF OUR DEBT,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  OUR ABILITY TO RETAIN OUR EXISTING TENANTS AND MAINTAIN CURRENT RENTAL RATES,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF DECEMBER 31, 2011, IS RESPONSIBLE FOR 44.6% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

i

  •
  THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, OR PPACA, AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENTS,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, COMMONWEALTH REIT, OR CWH, AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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
  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES.

FOR EXAMPLE:

  •
  FIVE STAR IS OUR LARGEST TENANT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO MATCH FIVE STAR'S COST INCREASES,

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

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

  •
  OUR PENDING ACQUISITIONS OF SENIOR LIVING COMMUNITIES AND PROPERTIES LEASED TO MEDICAL PROVIDERS OR MEDICAL RELATED BUSINESSES, CLINICS AND BIOTECH LABORATORY TENANTS, AND CERTAIN RELATED MANAGEMENT ARRANGEMENTS ARE CONTINGENT UPON VARIOUS CLOSING CONDITIONS, INCLUDING IN SOME CASES, OUR COMPLETION OF DILIGENCE AND / OR REGULATORY, LENDER OR OTHER THIRD PARTY

    APPROVALS. ACCORDINGLY, SOME OR ALL OF THESE PURCHASES AND ANY RELATED MANAGEMENT ARRANGEMENTS MAY BE DELAYED OR MAY NOT OCCUR,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE TWO PROPERTIES CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE TERMS OF VARIOUS TRANSACTIONS BETWEEN US AND EACH OF CWH AND FIVE STAR WERE REVIEWED AND APPROVED BY SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND CWH'S BOARD OF TRUSTEES OR FIVE STAR'S BOARD OF DIRECTORS, RESPECTIVELY, COMPOSED SOLELY OF INDEPENDENT TRUSTEES OR DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER PARTY TO THE TRANSACTION, AND THAT THEY WERE REPRESENTED BY SEPARATE COUNSEL. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE PURCHASE PRICES AND OTHER TERMS OF THESE TRANSACTIONS ARE AS FAVORABLE TO US AS THOSE WE COULD OBTAIN IN SIMILAR TRANSACTIONS WITH UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, CWH AND FIVE STAR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

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

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS, NATURAL DISASTERS OR CHANGES IN OUR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ARE AVAILABLE ON ITS WEBSITE AT WWW.SEC.GOV.

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

SENIOR HOUSING PROPERTIES TRUST
2011 FORM 10-K ANNUAL REPORT

v

PART I

Item 1.    Business.

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998. As of December 31, 2011, we owned 369 properties located in 38 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $4.7 billion. Our portfolio includes: 249 senior living communities with 29,678 living units / beds and two rehabilitation hospitals with 364 licensed beds, with an undepreciated carrying value of $3.1 billion; 108 properties leased to medical providers or medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 7.6 million square feet of space and an undepreciated carrying value of $1.4 billion; and, 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $0.2 billion.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.

        We believe that the aging of the U.S. population will increase demand for existing independent living communities, assisted living communities, nursing homes, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by purchasing additional properties and entering into leases and management agreements with qualified operators which generate returns to us that exceed our operating and capital costs and by structuring leases that provide or permit for periodic rental increases.

        Our business plan contemplates investments in independent living communities, assisted living communities, nursing homes, rehabilitation hospitals, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our Board of Trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

Short and Long Term Residential Care Facilities.

        Independent Living Communities.    Independent living communities, or congregate care communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some independent living communities, separate parts of the property are dedicated to assisted living or nursing services.

        Assisted Living Communities.    Assisted living communities typically have one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times.

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

Properties Leased to Medical Providers or Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

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

Lease Terms.

        Our leases of senior living communities and wellness centers are so-called "triple-net" leases which generally require the tenants to pay rent, to pay all operating expenses of the properties, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay any positive difference in the amount of proceeds and our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

        Our leases of MOBs include both triple-net leases, as described above, and some net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

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

Management Contracts.

        Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our communities. For certain of our communities, which we refer to as the Managed Communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act, or RIDEA. Under this structure, we lease certain of our communities to our TRSs and the TRSs enter into long term management contracts, or the Management Contracts, for the operation of such communities. The Management Contracts for the communities managed for our account provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager's direct costs and expenses related to the communities and an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual return equal to a percentage of our invested capital.

        Although we have various rights as owner under the Management Contracts, we rely on the manager's personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our Managed Communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate those properties in compliance with our Management Contracts.

Investment Policies.

        Acquisitions.    Our present investment goals are to acquire additional properties primarily for income and secondarily for appreciation potential. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including:

  •
  use and size of the property;

  •
  proposed acquisition price;

  •
  existing or proposed lease or management terms;

  •
  availability and reputation of a financially qualified lessee(s), operator(s) or guarantor(s);

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

  •
  our tenant's or manager's desire to purchase the affected property;

  •
  our tenant's or manager's desire to cease operating at the affected property;

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

Manager.

        Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Government Properties Income Trust, or GOV, and Hospitality Properties Trust, or HPT, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey, Jr., Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Vern D. Larkin, Senior Vice President; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David J. Hegarty and Richard A. Doyle are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 17, 2012, RMR had approximately 740 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

Government Regulation and Reimbursement.

        The regulatory environment of the senior living and healthcare industries is extensive. Most of these laws and regulations affect the manner in which our tenants and managers operate our properties, but these laws and regulations can also impact the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws, laws protecting consumers against deceptive practices and laws generally affecting the operation of our properties and how our tenants and managers otherwise conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and skilled nursing facilities, or SNFs, hospitals, clinics and other healthcare facilities that participate in both Medicaid and Medicare, mandating allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, hospitals, clinics and other healthcare facilities typically cover facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the abilities of our tenants to pay our rents, the profitability of our Managed Communities and the values of our properties.

        State and local health and social service agencies or other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license hospitals, clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain levels of service without first obtaining the appropriate licenses. In addition, most states require a certificate of need before opening a SNF or hospital or expanding the services at an existing facility. In some states, certificate of need requirements also apply to assisted living communities and some other healthcare facilities. Senior living facilities, hospitals and other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare/Medicaid certification may be granted. These laws and regulatory requirements could affect our ability and the ability of our tenants and managers to expand into new markets or to expand facilities in existing markets. In addition, the operation of our properties outside of the scope of applicable licensed authority can result in us, our tenants or managers being subject to penalties, including closure of facilities.

        Governmental authorities seem to be subjecting healthcare facilities like those that we own to increasing numbers of inspections or surveys and potential enforcement actions. Unannounced surveys or inspections may occur annually or biannually, or following a state's receipt of a complaint about the facility. From time to time in the ordinary course of business, we or our tenants and managers may receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. We or our tenants and managers resolve most inspection deficiencies through an agreed plan of corrective action relating to the affected facility's operations, but the governmental agency typically has the authority to take or seek further action against a licensed or certified facility, which could result in the imposition of civil money penalties or fines, suspension, modification, or revocation of a license or Medicare/Medicaid participation, suspension or denial of admissions, partial or full denial of payments, state oversight, temporary management or receivership or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license or certification or other sanctions or penalties could adversely affect the ability of a tenant to pay its rents, the profitability of a Managed Community and the values of our properties. We and our tenants and managers may also expend considerable resources to respond to federal and state inspections, surveys, investigations, audits or other enforcement actions under applicable laws or regulations. We or our tenants and managers may receive notices of potential sanctions and enforcement remedies from time to time, and authorities may impose such sanctions and penalties from time to time on us or our tenants or managers. If we or any of our tenants or managers fails to comply with any applicable legal requirements, or is unable to cure deficiencies that have been identified or are identified in the future, such sanctions may be imposed and if imposed, may adversely affect the affected tenants' abilities to pay their rents, the profitability of affected Managed Communities and the values of our properties. The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing survey and enforcement efforts on nursing homes with findings of substandard care or continuing deficiencies, seeking to identify chain operated facilities with patterns of noncompliance, and providing more information about nursing homes to consumers. State Attorneys General typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. Also, state Medicaid fraud control agencies sometimes may investigate and prosecute assisted living communities and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive federal or state funds.

        Certain current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by our tenants or managers at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license might result in the immediate discharge and transfer of residents, which could adversely affect the ability of a tenant to pay rent to us, the profitability of a Managed Community and the values of a property. Furthermore, certain states and the federal government may allow citations in one facility to impact other facilities operated by the same entity or a related entity in the state or, in certain circumstances, in another state. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us or our profitability. In addition, an adverse finding by survey officials may serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility or a related individual or entity.

        As of December 31, 2011, approximately 92% of our current net operating income, or NOI, as defined in Item 7 of this Annual Report on Form 10-K, from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 8% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Our tenants operate facilities in many states and participate in federal and state health care payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state health care payment programs. With the background of the current federal budget deficit and other federal priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples include:

  •
  The Patient Protection and Affordable Care Act, or PPACA, enacted in March 2010, contains insurance changes, payment changes and healthcare delivery systems changes with a stated intent of expanding access to health insurance coverage and reducing the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Under PPACA, beginning in federal fiscal year 2012, a productivity adjustment will reduce the Medicare SNF and IRF market basket updates for inflation, which may result in payment rates for a fiscal year being less than for the preceding fiscal year. PPACA also reduced the Medicare IRF adjustment for inflation and will reduce future IRF Medicare market basket updates for inflation by specified percentages in each federal fiscal year through 2019. PPACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The U.S. House of Representative has voted to repeal PPACA, and members of Congress have proposed legislation to deny funding to implement PPACA or parts of PPACA and to make substantial changes to PPACA. Members of Congress and the Obama Administration have also proposed various reforms to Medicare and Medicaid, such as substantial structural changes to the programs and long-term reductions in federal funding, reducing Medicare rates of payment to some providers including SNFs, IRFs and pharmaceutical companies, changing Medicare to a system of premium support payments, and changing the formula for federal payments to states for Medicaid programs. In addition, the constitutionality of provisions of PPACA have been challenged in various lawsuits, and petitions for Supreme Court reviews of resulting U.S. Circuit Courts of Appeals decisions have been filed and accepted. We anticipate that the U.S. Supreme Court may rule on the constitutionality of PPACA in 2012.

  •
  Medicare reimburses SNFs under a prospective payment system, or PPS, providing a fixed payment for each day of care provided to a Medicare beneficiary, in accordance with the Resource Utilization Group, or RUG, to which the beneficiary is assigned based on individual medical characteristics and service needs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar Medicaid PPSs. CMS implemented the PPS pursuant to the Balanced Budget Act of 1997, or the BBA, and subsequent federal legislation. CMS updates PPS payments for SNFs each year by a market basket update to account for inflation, and periodically implements changes to the RUG categories and payment rates. Effective on

    October 1, 2011, CMS adopted rules that it estimates will, on a net basis, reduce aggregate Medicaid payments for SNFs by approximately 11.1% in federal fiscal year 2012. The rules include a reduction in rates of approximately 12.6% as a result of a recalibration of the case mix indexes under the RUG IV system. This reduction is partially offset by an annual increase of approximately 1.7% due to an inflation increase of 2.7% reduced by a productivity adjustment of 1.0% pursuant to PPACA.

  •
  The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs pursuant to the Deficit Reduction Act of 2005, or the DRA. The DRA reduced Medicare bad debt reimbursement from 100% to 70% for uncollected cost sharing payments from Medicare beneficiaries who are not eligible for Medicaid. In addition, the DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. Also, the DRA effectuated limits on Medicare Part B payments for outpatient therapies subject to an exemption if Medicare found additional services to be medically necessary for an individual. The federal government has temporarily extended the Medicare outpatient therapy exemption process through February 29, 2012.

  •
  Pursuant to the Budget Control Act of 2011, the federal budget will include automatic reductions in discretionary and mandatory spending starting in 2013, including reductions of not more than 2% to payments to Medicare providers. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the financial impact on us of the automatic payment cuts beginning in 2013; however such impact may be adverse and material to some of our tenants' abilities to pay rents to us and on the value of our properties.

  •
  The DRA and PPACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities, including increased federal Medicaid spending for some states. PPACA extended and expanded eligibility for a program to award competitive grants to states for demonstration projects to provide home and community based long term care services to qualified individuals relocated from SNFs, providing certain increased federal medical assistance for each qualifying beneficiary. States are also permitted to include home and community based services as optional services under their Medicaid state plans. States must establish needs based criteria for the services, and more stringent needs based criteria for nursing home services. PPACA expanded the services that states may provide and limited their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services.

  •
  Under the CMS rule known as the "60% Rule," many rehabilitation hospitals have needed to reduce the number of non-qualifying patients treated and replace them with qualifying patients, establish other sources of revenue or both. The Obama Administration has proposed raising the 60% requirement to 75% beginning in federal fiscal year 2013. If Congress enacts such an increase, it will be more difficult for a tenant to maintain compliance with this rule. If a tenant is unable to maintain compliance with this rule, or if it were determined by retroactive audit not to have complied, the tenant's Medicare rates at these hospitals could be materially adversely affected.

  •
  Medicare reimburses IRFs under a per discharge PPS implemented pursuant to the BBA. The PPS classifies patients into case mix groups based on their clinical characteristics and expected resource needs, and CMS calculates separate payment rates for each group. Payments under the PPS cover substantially all costs of furnishing covered inpatient rehabilitation services, and capital costs are not facility-specific. CMS updates PPS payments for IRFs each year by a market basket update to account for inflation, and periodically implements changes to the case mix groups and payment rates. For certain recent years, CMS has frozen Medicare inflation related rate increases at zero percent, and taken other actions resulting in decreases in Medicare payments to IRFs. Effective on October 1, 2011, CMS adopted rules that it estimates will, on a net basis, increase aggregate Medicare payment rates for IRFs by approximately 2.2% in federal fiscal year 2012, as the result of various increases and reductions. Also effective as of October 1, 2011, CMS has adopted rules that establish a new quality reporting program that provides for a 2% reduction in the annual payment update beginning in 2014 for failure to report required quality data to the federal Secretary of HHS.

  •
  Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced such rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. We expect the ending of these temporary payments, combined with continued difficult state fiscal conditions, may result in those or other states freezing or reducing Medicaid payments to healthcare service providers like some of our tenants as a part of an effort to balance their budgets.

  •
  The Medicare Physician Fee Schedule is scheduled to be reduced by approximately 27% on February 29, 2012. Congress is scheduled to vote on legislation that would delay the reduction until the end of 2012, but the scheduled reduction in 2013 would be greater than 27%. Any such material reduction could materially and adversely affect our tenants who receive Medicare payments for physicians' services and certain other outpatient services such as rehabilitation therapies.

        We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on those of our tenants or managers that derive a material portion of their revenues from Medicare, Medicaid or other governmental programs. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in reductions in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of affected Managed Communities and the values of our properties.

        Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by Medicare and Medicaid providers and providers under other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and PPACA, provides significant civil money penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages, and program exclusions administratively for false claims or violations of the federal Anti-Kickback statute. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits.

        Federal and state laws designed to protect the confidentiality and security of individual patient health and financial information apply to us, our tenants and our managers. HHS has issued rules pursuant to the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act that govern our and our tenants' and managers' use and disclosure of health information and security rules for electronic personal health information, with civil monetary penalties and criminal sanctions for noncompliance.

        We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. While we do not believe that the costs to comply with these laws will have a material adverse effect on us, those costs may adversely affect the profitability of our Managed Communities and the abilities of our tenants to pay their rent to us. It is impossible to predict how our properties or our tenants or managers could be affected if we or any of our tenants or managers were subject to an action alleging violations of such laws, and any adverse determination concerning any of our or our tenants' or managers' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions may adversely affect the profitability of our Managed Communities and the ability of our tenants to pay rent to us. If any of our tenants or managers becomes unable to operate our properties or if any of our tenants becomes unable to pay our rents because it has violated government regulations or payment laws, we may have great difficulty finding a substitute tenant or manager or selling the affected property for a fair price and the value of an affected property may decline materially.

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

        The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants who seek to develop, manufacture or market and distribute new drugs, biologicals or medical devices for human use. The FDA and such other agencies regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of such products. Before a new pharmaceutical or device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA has continuing oversight authority, including over manufacturing practices and facilities, and can withdraw approval, recall products, suspend production, impose or seek to impose civil or criminal penalties or take other governmental actions for failure to comply with regulatory requirements or with anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting such tenants include the potential for later discovery of safety concerns and related litigation, whether the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of such programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product and eventual expiration of product patents. Costs of compliance with such regulations and the risks described in this paragraph, among others, could adversely affect the ability of an affected tenant to pay rent to us.

Competition.

        Investing in senior living facilities, wellness centers, MOBs and other real estate is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. We do not believe we have a dominant position in any of the geographic or property markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, our affiliation with RMR, the quality of our assets and the financial strength of many of our tenants and operators affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

        The tenants and managers that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for residents and patients based on quality of care, reputation, physical appearance of properties, services offered, family preferences, physicians, staff, price and location. We and our tenants and managers also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

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

        The current political debate about world climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition.

Internet Website.

        Our internet website address is www.snhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Reporting.

        As of December 31, 2011, we have three operating segments. The first operating segment provides short term and long term residential care communities that offer dining for residents. Properties in this segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants of our leased communities and we earn fees and services revenues from the residents of our Managed Communities. We acquired our Managed Communities beginning in June 2011. The second operating segment provides properties where medical related activities occur but where residential overnight stays or dining services are not provided. Properties in this segment include those leased to medical providers or medical related businesses, clinics and biotech laboratory tenants. The third operating segment includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment. See our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company, regulated investment company, REIT or other financial institution;

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

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make. Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2011 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we have net income from prohibited transactions—that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor—we will be subject to tax on this income at a 100% rate.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a TRS. A TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of TRSs as discussed below, Section 856 (i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate both through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs. (For our 2001 through 2008 taxable years, no more than 20% of the total value of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our TRSs; before the introduction of TRSs in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a TRS of ours must:

  (1)
  be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a TRS election;

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

        In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which we intend for the subsidiary's TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

        We have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This intended TRS manages and operates an independent living facility for us, and in the future may operate additional independent facilities for us. In that role, the intended TRS provides amenities and services to our tenants, the independent living residents; for the duration of our ownership of these independent facilities, there have not been, and are not expected to be, assisted living or skilled nursing residents at these facilities, and neither we nor the intended TRS have provided or expect to provide health care services at these facilities or elsewhere. Although the law is unclear on this point, and in fact a close read of the statute and legislative history might suggest otherwise, IRS private letter rulings conclude and imply that the management and operation of independent living facilities do not constitute operating or managing a health care facility such that TRS status is precluded, provided that there are no assisted living or skilled nursing residents in the facilities and provided further that neither the REIT nor the intended TRS provide health care services. Although IRS private letter rulings do not generally constitute binding precedent, they do represent the reasoned, considered judgment of the IRS and thus provide insight into how the IRS applies and interprets the federal income tax laws. Based on these IRS private letter rulings, our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates pure independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.

        Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS for taxable years beginning after July 30, 2008 if an eligible independent contractor operates the facility, as discussed more fully below.

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

  •
  Commencing with our 2009 taxable year, there is an additional exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a "qualified health care property" must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an "eligible independent contractor," all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

        As discussed above, we currently own an independent living facility that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facility's residents, who are our tenants. We may from time to time in the future acquire additional properties to be managed and operated in this manner. Our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services. Accordingly, we expect that the rents we receive from these facilities' independent living residents will qualify as rents from real property because services and amenities to them are provided through a TRS. If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our TRS or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  Our stock and securities in a TRS are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2008 taxable year and earlier, 20%) of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        Our Relationships with Five Star.    On December 31, 2001, we and CWH spun off substantially all of our Five Star common shares. In August 2009, we closed a mortgage financing with the Federal National Mortgage Association, or FNMA, and in connection with the FNMA transaction, we realigned our leases with Five Star. Pursuant to the terms of the realignment agreement, we also purchased 3,200,000 common shares from Five Star, which, when aggregated with our prior ownership of Five Star common shares, then represented approximately 9% of the total common shares of Five Star outstanding (approximately 8.8% as of December 31, 2011, including the 1,000,000 shares of Five Star common stock we purchased from the underwriters in Five Star's public equity offering it completed in June 2011), determined after this new issuance. Our leases with Five Star, Five Star's charter, the transaction agreement governing the 2001 spin off, and the realignment agreement collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

        In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that this intended TRS will so qualify. Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.

        Our Relationship with Our Taxable REIT Subsidiaries.    In addition to the TRS described above that manages and operates independent living facilities for us, we also have wholly-owned TRSs that lease properties from us. We may from time to time in the future acquire additional properties to be leased in this manner. In addition, in response to a lease default or expiration, we may choose to lease a reclaimed qualified health care property to a TRS.

        In lease transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be "qualified health care property" within the meaning of Section 856(e)(6)(D)(i) of the IRC. Qualified health care property is defined as health care facilities and other properties necessary or incidental to the use of a health care facility.

        For these purposes, a contractor qualifies as an "eligible independent contractor" if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified health care property, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified health care properties for persons unrelated to the TRS or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses of the operation of the qualified health care property, the TRS receiving the revenues from the operation of the qualified health care property, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

        We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified health care properties for third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date all of the properties leased to our TRSs are managed for the TRSs by this contractor.

        As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid by our TRS to us exceed an arm's length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs' management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as "rents from real property," and that the 100% tax on excessive rents from a TRS will not apply.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally, ten years) could be subject to tax under these rules. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, the maximum federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

  (1)
  your long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from non-REIT corporations such as TRSs; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

        Non-U.S. stockholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. stockholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. stockholder may file for a refund from the IRS for the amount that the non-U.S. stockholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, future regulations will provide that such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2015. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

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

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.

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

        As of December 31, 2011, Five Star pays approximately 44.6% of our total annualized rental income and operates approximately 57.4% of our assets, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to a revolving line of credit from a financial institution for $35.0 million maturing in March 2013, Five Star has limited resources and has substantial lease obligations to us and others. Five Star's business is subject to a number of risks, including the following:

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

  •
  Current general economic conditions may adversely affect Five Star's operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, the recent slowness of the housing market may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star facilities and reducing Five Star's occupancies, revenues and operating income;

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

        Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by communities leased to our TRSs. Five Star, our manager of these communities, competes with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of each of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require Five Star to increase the wages and benefits offered to employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, Five Star may have to compete with numerous other employers for lesser skilled workers. As we lease additional communities to our TRSs, our manager of these communities may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. Increasing employee health and workers' compensation insurance costs may materially negatively affect our earnings at our Managed Communities. We can give no assurance that labor costs at our Managed Communities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by Five Star to control labor costs or to pass on any increased labor costs to residents through rate increases at our managed senior living communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our Managed Communities.

        State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our Managed Communities allow residents to terminate their agreements on 30 days' notice. Thus, Five Star may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our Managed Communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our Managed Communities mean that the resident turnover rate in these senior living communities, and as a result the occupancy, is difficult to predict.

Five Star may not be able to profitably operate the two rehabilitation hospitals we own.

        We lease two rehabilitation hospitals to Five Star. Medicare pays a significant amount of the revenues at these rehabilitation hospitals and these hospitals may be subject to prospective or retroactive rate adjustments. For example, during Medicare cost periods, 60% of a facility's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions, and if the hospitals' operations do not remain in compliance with this 60% rule, CMS may reclassify these facilities as a different type of Medicare provider that would lower their reimbursement rates. If Congress enacts the Obama Administration's proposal to raise the 60% rule to 75% beginning in federal fiscal year 2013, Five Star's compliance with this rule will become more difficult. Also, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. Five Star may be required to make substantial repayments to Medicare if the auditors make such findings. Unprofitable operations at these hospitals could jeopardize Five Star's ability to pay rent to us.

Sunrise's operation of our properties may adversely affect us.

        In March 2003, Marriott International, Inc., or Marriott, sold its subsidiary, Marriott Senior Living Services, Inc., to Sunrise Senior Living, Inc., or Sunrise. As of December 31, 2011, Sunrise's annual rent to us for the 14 communities it leases was $32.9 million, or 7.3% of our total annualized rental income. Sunrise has recently reported significant losses and Sunrise may become unable to pay rent due to us. In December 2011, Sunrise provided notice to us that leases for 10 of the 14 communities will be terminated effective December 31, 2013. The rent under our current leases with Sunrise is guaranteed by Marriott, which formerly owned the communities now operated by Sunrise; however, Marriott is no longer in the senior living business. Marriott may be unwilling or unable to assume these operations and may have declined to permit Sunrise to extend Marriott's guarantee obligations for 10 of the 14 communities, resulting in Sunrise's termination of such leases. We and Sunrise may continue to discuss leasing the 10 communities before the scheduled lease expirations at year end 2013. If the leases with Sunrise expire and the income from such rental income is not replaced, the reduction in overall income will have an adverse effect on us. In addition, if, pursuant to its guarantee, Marriott assumes the operations of any or all of the 14 communities Sunrise leases or if some other operator assumes these operations after a Sunrise default or after the Sunrise leases terminate, these operations may deteriorate and the value of our investment in these communities may decline materially.

Some of our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

        In some states, advocacy groups monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigations by skilled nursing facility patients, assisted and independent living facility residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our tenants to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants to become unable to pay rents due to us.

The operations of some of our facilities are dependent upon payments from the Medicare and Medicaid programs.

        As of December 31, 2011, approximately 92% of our current NOI from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 8% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Operations at most Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents, but operations at certain of these properties do not. Even at properties where less than a majority of the revenues come from Medicare or Medicaid payments, a reduction in such payments can materially adversely impact profits or result in losses by our tenants. With the background of the current federal budget deficit and other federal priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. These actions have included, among others: the enactment and implementation of PPACA, which includes provisions that reduce annual Medicare rate updates during the next several years; recently adopted Medicare rules that CMS estimates will result in a net reduction of approximately 11.1% in aggregate Medicare payment rates for SNFs in federal fiscal year 2012; rules that update Medicare prospective payment rates for IRFs; efforts by the Obama Administration and members of Congress to reduce or slow the growth of Medicare and Medicaid expenditures; federal budget savings measures pursuant to the BCA; reduced federal payments to states for Medicaid programs; limitations on increases of, or reductions of, state Medicaid rates; and proposals to make substantial structural changes in the Medicare and Medicaid programs. Some of these actions are expected to result in increases in rates that are insufficient to offset increasing costs or in reductions in payments to us and our tenants. We are unable to estimate how recent or future Medicare and Medicaid policy changes or rate changes will affect us or certain of our tenants. If and to the extent Medicare or Medicaid rates are reduced from current levels or if rate increases are less than increases in operating costs, it could have a material adverse effect on the ability of some of our tenants to pay rent to us.

Provisions of the Patient Protection and Affordable Care Act could adversely affect us or our tenants and managers.

        PPACA contains insurance changes, payment changes and healthcare delivery systems changes that will affect us, our tenants and managers. PPACA includes provisions that took effect in federal fiscal year 2012 that may result in SNF and IRF Medicare payment rates for a fiscal year being less than for the preceding fiscal year and also reduced various updates for inflation affecting the current and future federal fiscal years. PPACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. We are unable to predict the impact on our tenants of the productivity adjustments or other PPACA provisions on future Medicare rates for SNFs and IRFs and other providers, or of the insurance, payment, and healthcare delivery systems changes contained in and to be developed pursuant to PPACA on us or our tenants and managers. Changes to be implemented under PPACA resulting in reduced payments for services or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs could adversely and materially affected the ability of our tenants to pay rents to us or the value of our properties.

Financial markets are still recovering from a period of disruption and recession, and we are unable to predict if and when the economy will stabilize or improve.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to pay rent to us.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating senior living communities, we do not manage our senior living communities. Instead, we lease our communities to operating companies or to our subsidiaries that qualify as a TRS under applicable REIT tax laws. We have retained Five Star to manage communities that are leased to our TRSs. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our tenants' and managers' performances, we have limited recourse under our leases and management agreements if we believe that the tenants or managers are not performing adequately. Failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our tenants or tenants have, in the past made, and may in the future make, decisions regarding competing properties that are not or would not be in our best interests.

Risks Related to Our Business

If the ongoing weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living facilities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. From 2008 through 2011, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior housing properties specifically, experienced declines in occupancy, revenues and profitability in 2011 that are expected to continue into 2012 and potentially beyond 2012. For example, the continuing inability for seniors to sell their houses has likely caused some not to relocate to our senior living properties, discretionary medical expenditures are often deferred during weak economic periods causing some of our MOB tenants to reduce their space needs and the operations at our wellness centers may be adversely impacted by the deteriorating economic conditions if consumers reduce discretionary spending for wellness activities. If the ongoing economic weakness in the United States continues or gets worse, our operating and financial results likely will decline.

We may be unable to access the capital necessary to repay debts or fund required distributions to remain a REIT.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we are generally not able to retain sufficient cash from operations to repay debts, invest in our properties and fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Because of the significant reduction in the past three years in the amount of capital available to businesses on a global basis, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

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

  •
  An increase in interest rates likely could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Our properties and their operations are subject to complex regulations.

        Various governmental authorities mandate certain physical characteristics of senior housing properties, hospitals, clinics, other health care facilities and biotech laboratories. Changes in these regulations may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws, and we try to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants or managers may be insufficient to fund expenditures required to keep our properties operating in accordance with regulations, and if we fund these expenditures, our tenants' financial resources may be insufficient to meet increased rental obligations to us.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare facilities to comply with extensive standards governing operations. Various laws administered by the FDA and other agencies extensively regulate the operations of our tenants who operate biotech laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Various laws prohibit fraud by senior living operators, hospitals and other healthcare facilities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil or criminal penalties, treble damages and other governmental sanctions. Healthcare facilities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. The FDA may also withdraw approvals or limit approvals held by biotech laboratories, recall products, or suspend production by biotech laboratories. When quality of care deficiencies or improper billing are identified, various laws may authorize sanctions, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight, temporary management, receivership or loss of licensure. We, our tenants and managers receive notices of potential sanctions and remedies from time to time, and authorities impose such sanctions from time to time on our facilities which they operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare facilities, including, as applicable, approvals of the proposed operator for licensure, certificate of need, and Medicare and Medicaid participation, may also limit or delay our ability to identify substitute tenants or managers. If any of our tenants becomes unable to operate our properties or to pay our rents or if any of our managers becomes unable to operate our properties because it has violated government regulations or payment laws, we may have difficulty finding a substitute tenant or manager and the value of an affected property may decline materially.

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

We face significant competition and we may be unable to profit from our Managed Communities.

        We face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded and private REITs, numerous financial institutions, private equity funds, individuals and public and private companies who are actively engaged in our business; and

  •
  competition from other real estate investors, which may increase if access to credit becomes more readily available and lending terms become more lenient, may significantly increase the purchase price we must pay to acquire properties.

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

        Furthermore, as the owner and manager of our Managed Communities, our TRSs and Five Star compete with numerous other companies that provide senior living, rehabilitation hospital and pharmacy services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new skilled nursing facilities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. We cannot provide any assurances that our TRSs and Five Star will be able to attract a sufficient number of residents to our Managed Communities or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our Managed Communities to compete successfully or to operate profitably.

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

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental investigation and clean up at, or near, our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

We have substantial debt obligations and may incur additional debt.

        As of February 17, 2012, we have $1.9 billion in debt outstanding, which was 43.1% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, and five other companies to which RMR provides management services each own approximately 14.29% of AIC and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationships with RMR and Five Star

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR, and as a result our expenses may increase.

Our management structure, our manager's other activities and our transaction agreements with certain other entities managed by RMR may restrict our investing activities, create conflicts of interest or create the perception of conflicts of interest.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as making our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our individual operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including three other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment or leasing opportunities to present to us or to other businesses it manages. We also have agreed with RMR to first offer any property within the principal investment focus of another REIT to which RMR provides management services to such REIT prior to entering into any sale or other disposition arrangement with respect to such property. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR.

        RMR also acts as the manager for three other publicly traded REITs: CWH, which primarily owns and operates commercial office and industrial buildings and leased industrial land; HPT, which owns hotels and travel centers; and GOV, which owns properties that are majority leased to government tenants. RMR also provides management services to other public and private companies, including Five Star, our largest tenant, TA, which operates and franchises travel centers, and Sonesta, which operates, manages and franchises hotels. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us, Five Star and CWH may create potential conflicts of interest, or the appearance of such conflicts of interest. Our transaction agreements with Five Star and CWH have restrictions on our right to make investments in properties that are within the investment focus of those other businesses. In addition, we participate with RMR, GOV, HPT, CWH, Five Star and TA in a combined insurance program through AIC. RMR, GOV, HPT, CWH, Five Star and TA have each invested in AIC and all of our Trustees are directors of this company.

        Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy serves as President and Chief Executive Officer and as a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also executive officers of RMR, and David J. Hegarty, our President and Chief Operating Officer, is also a director of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our funds from operations, or FFO, per share, as defined in our business management agreement with RMR. We also pay RMR property management fees for the properties in our MOB portfolio based in part upon the gross rents we collect from tenants and the cost of construction we incur, as defined in our property management agreement with RMR. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. RMR can terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for your shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with RMR, with the other businesses and entities to which RMR provides management services, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the allegations are not substantiated.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a managing director of Five Star. RMR provides management services to both us and Five Star. As of December 31, 2011, our leases with Five Star accounted for 44.6% of our annual rents. As of December 31, 2011, Five Star also managed 21 senior living communities which are leased to our TRS and managed one independent living community for our account. In the future, we expect to do additional business with Five Star. We believe that our current leases, management contracts and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to both us and Five Star. Our transactions with Five Star have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our declaration of trust prohibits any shareholder other than CWH, RMR and their affiliates from owning more than 9.8% of the number or value of our outstanding shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, and, in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees";

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies.

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

        Our declaration of trust and indemnity contracts require us to indemnify any present or former trustee or officer to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with Five Star, CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with Five Star, CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against Five Star, CWH, RMR or our Trustees and officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs under the IRC.

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Securities

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our note indenture; and

  •
  any distributions are made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our cash available for distribution, our financial condition, our results from operations, our capital requirements, our FFO, economic conditions and restrictions under Maryland law and maintenance of our REIT status. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our cash distribution rate may decline or we may cease making distributions.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Most of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, as of February 17, 2012, our subsidiaries had $847.1 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

We may be required to prepay our debts upon a change of control.

        In certain change of control circumstances, our current and future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own or repay our debt owing to them at their principal amount plus accrued interest and a premium.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2011, we had real estate investments totaling $4.7 billion, at undepreciated cost, after impairment write downs, in 369 properties. At December 31, 2011, 81 properties with an aggregate cost of $1.3 billion were mortgaged or subject to capital lease obligations totaling $861.6 million.

        The following table summarizes some information about our properties as of December 31, 2011. All dollar amounts are in thousands.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Net Book Value
Alabama	5	$29,483	$25,696
Arizona	10	122,888	93,014
California	25	622,613	562,617
Colorado	9	44,531	28,705
Connecticut	2	9,440	9,229
Delaware	6	89,413	70,868
Florida	29	585,277	496,558
Georgia	18	180,682	165,901
Illinois	7	112,351	94,697
Indiana	12	126,337	112,720
Iowa	6	14,223	8,510
Kansas	4	56,552	46,317
Kentucky	9	94,439	67,564
Maryland	14	289,795	255,009
Massachusetts	22	245,308	211,053
Michigan	5	16,836	13,061
Minnesota	7	89,843	82,879
Mississippi	2	13,041	11,412
Missouri	1	2,455	1,513
Nebraska	13	61,617	51,489
Nevada	1	52,122	52,067
New Hampshire	1	23,659	23,152
New Jersey	4	108,582	95,572
New Mexico	10	106,661	95,704
New York	6	102,468	97,557
North Carolina	13	146,085	138,954
Ohio	4	47,496	36,630
Oklahoma	4	28,338	26,791
Pennsylvania	22	190,668	159,854
Rhode Island	1	10,598	9,706
South Carolina	19	116,367	105,711
South Dakota	3	7,589	3,912
Tennessee	10	49,391	40,859
Texas	20	365,988	311,100
Virginia	19	219,059	180,699
Washington	1	5,193	2,676
Washington, D.C.	2	62,716	60,270
Wisconsin	21	263,230	236,952
Wyoming	2	8,257	4,352

Total	369	$4,721,591	$4,091,330

        Of the properties listed above, 249 are senior living communities, two are rehabilitation hospitals, 108 are MOBs and 10 are wellness centers.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2010
First Quarter	$22.57	$19.59
Second Quarter	23.36	19.25
Third Quarter	24.57	19.31
Fourth Quarter	25.28	20.42
2011
First Quarter	$24.66	$21.28
Second Quarter	24.50	22.55
Third Quarter	24.64	19.09
Fourth Quarter	23.22	20.17

        The closing price of our common shares on the NYSE on February 16, 2012 was $21.99 per share.

        As of February 15, 2012, there were approximately 2,130 shareholders of record, and we estimate that as of such date there were in excess of 76,500 beneficial owners of our common shares.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2011	2010
First Quarter	$0.37	$0.36
Second Quarter	0.37	0.36
Third Quarter	0.38	0.37
Fourth Quarter	0.38	0.37

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our Board of Trustees and depend on our earnings, Normalized FFO, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our Board of Trustees deems relevant.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Dollars are in thousands, except per share information.

	2011	2010	2009	2008	2007
Income Statement Data:
Rental income	$422,166	$340,113	$297,399	$233,436	$186,162
Residents fees and services(1)	27,851	—	—	—	—
Net income(2)(3)	151,419	116,485	109,715	106,511	85,303
Common distributions declared(4)	232,849	191,387	177,238	153,462	117,215
Weighted average shares outstanding	149,577	128,092	121,863	105,153	83,168
Per Common Share Data:
Net income(2)(3)	$1.01	$0.91	$0.90	$1.01	$1.03
Cash distributions declared to common shareholders(4)	1.50	1.46	1.43	1.40	1.38
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$4,721,591	$3,761,712	$3,317,983	$2,807,256	$1,940,347
Total assets	4,383,048	3,392,656	2,987,926	2,496,874	1,701,894
Total indebtedness	1,827,385	1,204,890	1,042,219	730,433	426,852
Total shareholders' equity	2,472,606	2,127,977	1,900,650	1,731,358	1,249,410

(1)
We earn our residents fees and services primarily by providing housing and services to our residents. We recognize residents fees and services as services are provided. Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days' notice.

(2)
Includes an impairment of assets charge of $2.0 million ($0.01 per share) and loss on early extinguishment of debt of $427,000 (less than $0.01 per share) in 2011. Includes an impairment of assets charge of $6.0 million ($0.05 per share) and loss on early extinguishment of debt of $2.4 million ($0.02 per share) in 2010. Includes an impairment of assets charge of $15.5 million ($0.13 per share) in 2009. Includes an impairment of assets charge of $8.4 million ($0.08 per share) in 2008. Includes an impairment of assets charge of $1.4 million ($0.02 per share) and loss on early extinguishment of debt of $2.0 million ($0.02 per share) in 2007.

(3)
Includes a gain on sale of properties of $21.3 million ($0.14 per share), $109,000 (less than $0.01 per share), $397,000 (less than $0.01 per share) and $266,000 (less than $0.01 per share) in 2011, 2010, 2009 and 2008, respectively.

(4)
On January 4, 2012, we declared a distribution of $0.38 per share, or $61.8 million, to be paid to common shareholders of record on January 17, 2012. This distribution was paid on February 9, 2012.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

        The following tables present an overview of our portfolio (dollars in thousands except per living unit/bed or square foot data):

(As of December 31, 2011)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Investment	Investment per Unit/Bed or Square Foot(2)	2011 NOI(3)	% of 2011 NOI
Facility Type
Independent living communities(4)	56	14,163		$1,638,263	34.7%	$115,672	$117,402	30.9%
Assisted living communities(4)	145	10,491		1,217,449	25.8%	$116,047	101,956	26.8%
Skilled nursing facilities(4)	48	5,024		205,155	4.3%	$40,835	19,184	5.0%
Rehabilitation hospitals	2	364		70,792	1.5%	$194,484	10,362	2.7%
Wellness centers	10	812,000	sq. ft.	180,017	3.8%	$222	17,705	4.6%
MOBs	108	7,630,000	sq. ft.	1,409,915	29.9%	$185	114,441	30.0%

Total	369			$4,721,591	100.0%		$381,050	100.0%

Tenant/Operator/Managed Properties
Five Star (Lease No. 1)	89	6,539		$672,904	14.2%	$102,906	$55,731	14.7%
Five Star (Lease No. 2)	48	6,140		556,609	11.8%	$90,653	52,354	13.7%
Five Star (Lease No. 3)	28	5,618		650,218	13.8%	$115,738	63,714	16.8%
Five Star (Lease No. 4)	25	2,614		270,991	5.7%	$103,669	23,611	6.2%
Sunrise/Marriott(5)	14	4,091		325,165	6.9%	$79,483	32,871	8.6%
Brookdale	18	894		61,122	1.3%	$68,369	8,643	2.3%
5 private companies (combined)	7	959		36,087	0.8%	$37,630	5,730	1.5%
TRS Managed(6)	22	3,187		558,563	11.8%	$175,263	6,250	1.6%
Wellness centers	10	812,000	sq. ft.	180,017	3.8%	$222	17,705	4.6%
Multi-tenant MOBs	108	7,630,000	sq. ft.	1,409,915	29.9%	$185	114,441	30.0%

Total	369			$4,721,591	100.0%		$381,050	100.0%

Tenant/Managed Properties Operating Statistics(7)

	Rent Coverage		Occupancy
	2011	2010	2011	2010
Five Star (Lease No. 1)	1.23x	1.28x	84.3%	87.3%
Five Star (Lease No. 2)	1.42x	1.34x	82.2%	81.7%
Five Star (Lease No. 3)	1.48x	1.51x	86.2%	87.9%
Five Star (Lease No. 4)	1.13x	1.09x	84.2%	83.4%
Sunrise/Marriott(5)	1.60x	1.35x	89.6%	89.6%
Brookdale	2.23x	2.18x	92.1%	92.8%
5 private companies (combined)	2.75x	2.21x	84.0%	83.6%
TRS Managed(6)	NA	NA	84.2%	NA
Wellness centers	2.14x	2.18x	100.0%	100.0%
Multi-tenant MOBs(8)	NA	NA	95.9%	97.0%

(1)
Amounts are before depreciation, but after impairment write downs, if any.

(2)
Represents investment carrying value divided by the number of living units, beds or leased square feet at December 31, 2011.

(3)
NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 7.

(4)
Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(5)
Marriott guarantees this lease.

(6)
These 22 senior living communities acquired since June 2011 are leased to our TRSs and managed by Five Star.

(7)
Operating data for TRS managed properties are presented from the date of acquisitions through December 31, 2011 and operating data for multi-tenant MOBs are presented as of December 31, 2011 and 2010; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended September 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(8)
Our MOB leases include both triple-net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

        We have two reportable operating segments: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs. Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants of our leased communities and we earn fees and services revenues from the residents of our Managed Communities. We acquired our Managed Communities beginning in June 2011. Properties in the MOB segment include those leased to medical providers or medical related businesses, clinics and biotech laboratory tenants. The "All Other Operations" category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

Short and Long Term Residential Care Communities.

        The following chart presents a summary of our triple-net senior living property leases as of December 31, 2011 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Units/Beds	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	89	6,539	$672,904	$587,068	$57,219	12/31/24	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	48	6,140	556,609	431,348	54,159	6/30/26	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	28	5,618	650,218	505,214	64,613	12/31/28	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)(4)	25	2,614	270,991	229,336	24,104	4/30/17	2 for 15 years each.
Sunrise Senior Living, Inc./Marriott International, Inc.(5)	14	4,091	325,165	196,972	32,859	12/31/13	4 for 5 years each.
Brookdale Senior Living, Inc.	18	894	61,122	47,150	8,638	12/31/17	2 for 15 years each.
ABE Briarwood Corp	1	140	15,598	5,369	937	12/31/15	None.
HealthQuest, Inc.	3	361	7,589	3,912	1,314	6/30/21	1 for 10 years.
Covenant Care, LLC	1	180	3,503	1,954	1,167	9/30/15	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,676	930	12/31/15	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,623	599	6/30/19	1 for 10 years.

Totals	229	26,855	$2,573,096	$2,013,622	$246,539

(1)
Annualized rental income is rents pursuant to signed leases as of December 31, 2011. Includes percentage rent totaling $11.3 million based on increases in gross revenues at certain properties.

(2)
Lease No. 1 is comprised of five separate leases. Four of these five leases exist to accommodate our mortgage obligations in effect at the time we acquired the properties; we have agreed with the tenants to combine all five of these leases into one lease when these mortgage financings are paid.

(3)
Lease No. 3 exists to accommodate certain mortgage financing by us.

(4)
Lease No. 4 is comprised of three separate leases. Two of these three leases exist to accommodate our mortgage obligations in effect at the time we acquired the properties; we have agreed with the tenants to combine all three of these leases into one lease when these mortgage financings are paid.

(5)
These properties are leased to Sunrise; this lease is guaranteed by Marriott.

        Five Star Quality Care, Inc.    We lease 188 senior living communities and two rehabilitation hospitals to Five Star for annual rent of $200.1 million, including percentage rent based on increases in gross revenues at certain properties ($4.9 million in 2011). Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. Five Star pays percentage rent equal to 4% of the increase in gross revenues at 181 of the 188 senior living communities over base year gross revenues as specified in the lease terms and pays no percentage rent at the two rehabilitation hospitals.

        Lease No. 1 (comprised of five separate leases) expires in 2024 and includes 89 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which 29 secure mortgage debt payable to third parties. At December 31, 2011, the annual rent for Lease No. 1 was $57.2 million, including percentage rent of $1.2 million.

        Lease No. 2 expires in 2026 and includes 48 communities including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. At December 31, 2011, the annual rent for Lease No. 2 was $54.2 million, including percentage rent of $1.6 million.

        Lease No. 3 expires in 2028 and includes 28 communities, including independent living and assisted living communities, all of which secure mortgage debt payable to FNMA. At December 31, 2011, the annual rent for Lease No. 3 was $64.6 million, including percentage rent of $1.7 million.

        Lease No. 4 (comprised of three separate leases) expires in 2017 and includes 25 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which one secures mortgage debt payable to two third parties. At December 31, 2011, the annual rent for Lease No. 4 was $24.1 million, including percentage rent of $384,000.

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

        Sunrise Senior Living, Inc.    We lease 14 communities to Sunrise Senior Living Services, Inc., or SLS, a subsidiary of Sunrise that until 2003 was owned by Marriott. These communities are leased through 2013. At December 31, 2011, the annual rent for this lease was $32.9 million, including percentage rent of $4.8 million based on increases in gross revenues at these communities. Marriott continues to guarantee the rent due to us for these 14 communities leased to SLS. In December 2011, SLS notified us that it will extend the leases on four of these communities for the first extension term, that Marriott will continue to guarantee these four communities in the extension term and that they will terminate the leases for the other 10 communities effective December 31, 2013.

        Brookdale Senior Living, Inc.    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, until 2017. At December 31, 2011, the annual rent for this lease was $8.6 million per year, including percentage rent of $1.6 million based on increases in gross revenues at these communities. Residents pay a large majority of the revenues at these communities from their private resources. Brookdale guarantees this rent to us.

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

        HealthQuest, Inc.    We lease two skilled nursing facilities and one independent living community located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2021. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is approximately $1.3 million per year and will increase at agreed times during the lease term.

        Covenant Care, LLC.    We lease one skilled nursing facility in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.2 million of annual rent until 2015. The rent is scheduled to increase at agreed times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

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

        We also lease 22 senior living communities with 3,187 living units that we have acquired since June 2011 to our TRSs. These 22 communities are all managed by Five Star under long term contracts. These communities had an undepreciated carrying value of $558.6 million and a net book value of $556.0 million at December 31, 2011. We derive our revenues at these Managed Communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our Managed Communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2011. Under the Management Contracts for the Managed Communities, Five Star will be paid a management fee equal to 3% of the Gross Revenues, as defined in the Management Contracts, realized at the Managed Communities, plus an incentive fee equal to 35% of the Net Operating Income, as defined in the Management Contracts, after payment to us of an agreed upon minimum return equal to 8% of Invested Capital, as defined in the Management Contracts. The Management Contracts have an initial term of 20 years, and Five Star has options of two consecutive renewal terms of 15 years each to extend all, but not less than all, of the Management Contracts. All of our Management Contracts with Five Star have been made subject to a pooling agreement we entered with Five Star in connection with the communities we agreed to acquire in March 2011 referred to above, except for a community Five Star manages for our account that only includes independent living apartments. Communities with only independent living apartments will be subject to a separate pooling agreement. Under the pooling agreement currently in effect, determinations of fees and expenses of the various communities that are subject to the applicable pooled Management Contracts are aggregated, including determination of our return of our invested capital and Five Star's incentive fees. Under the pooling agreements, Five Star has a limited right to require underperforming facilities subject to the Management Contracts to be sold, and after December 31, 2017, we have the right under the pooling agreements to terminate all, but not less than all, the Management Contracts if we do not receive our minimum return in each of three consecutive years, subject to certain cure rights. We may also terminate the Management Contracts after January 15, 2015 in our discretion, upon payment of a specified termination fee and either party may terminate the Management Contracts upon the occurrence of certain change of control events.

Properties Leased to Medical Providers or Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

        At December 31, 2011, we owned 108 multi-tenant MOBs located in 22 states and Washington, D.C. These properties range in size from 1,700 to 256,000 square feet and have a total of 7.6 million square feet. These leases have current terms expiring between 2012 and 2034, plus renewal options in some cases. The annual rent payable to us by tenants of these 108 MOBs is $184.7 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

        During the year ended December 31, 2011, we signed MOB lease renewals for 534,062 square feet and new leases for 41,047 square feet, at weighted average rental rates that were 3.3% below rents previously charged for the same space (excluding one lease renewal with 95,010 square feet that converted from a gross lease to a triple-net lease during 2011, the weighted average rental rates would have been 6.7% above rents previously charged for the same space). These leases have average rent of $22.48 per square foot (excluding the property that converted from a gross lease to a triple-net lease, the average rent would have been $24.28 per square foot). Average lease terms for leases signed during 2011 were 6.1 years. Commitments for tenant improvement and leasing costs for leases signed during 2011 totaled $6.1 million, or $10.66 per square foot on average (approximately $1.74 per square foot per year of the lease term).

        The following chart presents a summary of our MOB properties by state as of December 31, 2011 (dollars in thousands).

State	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)
Arizona	2	222,771	$18,220	$18,013	$3,317	1.8%
California	9	820,779	387,181	375,576	43,573	23.7%
Colorado	1	14,695	3,843	3,696	737	0.4%
Connecticut	2	96,962	9,440	9,229	1,268	0.7%
Florida	7	204,789	35,737	34,798	3,771	2.0%
Georgia	3	184,899	32,659	31,730	3,766	2.0%
Illinois	3	262,836	39,347	38,871	6,436	3.5%
Indiana	1	94,238	6,036	6,025	2,474	1.3%
Maryland	1	41,796	7,044	6,661	753	0.4%
Massachusetts	19	849,412	143,226	135,814	20,100	11.0%
Minnesota	4	298,860	34,012	33,379	4,996	2.7%
New Hampshire	1	210,879	23,659	23,152	2,857	1.5%
New Mexico	6	615,584	43,480	42,635	8,573	4.6%
New York	6	597,174	102,468	97,557	17,318	9.4%
Ohio	2	232,016	5,566	5,492	967	0.5%
Oklahoma	4	210,348	28,338	26,791	2,814	1.5%
Pennsylvania	9	833,898	74,903	72,183	11,442	6.2%
Rhode Island	1	62,000	10,598	9,706	1,438	0.8%
South Carolina	3	218,693	15,542	15,302	3,658	2.0%
Texas	7	476,775	105,200	98,732	12,901	7.0%
Virginia	5	226,933	51,700	49,645	5,200	2.8%
Washington, D.C	2	210,565	62,716	60,270	9,447	5.1%
Wisconsin	10	643,499	169,000	160,136	16,896	9.1%

Totals	108	7,630,401	$1,409,915	$1,355,393	$184,702	100.0%

(1)
Annualized rental income is rents pursuant to signed leases as of December 31, 2011, including expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

        The following chart presents a summary of our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2011 (dollars in thousands).

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total MOB Annualized Rental Income(1)	Lease Expiration
Aurora Health Care, Inc.	643,499	8.8%	$16,896	9.1%	2024
The Scripps Research Institute	164,091	2.2%	10,258	5.6%	2019
Cedars-Sinai Medical Center	111,282	1.5%	9,562	5.2%	2012 - 2017
Reliant Medical Group, Inc.	381,283	5.2%	7,594	4.1%	2019
Covidien PLC	315,203	4.3%	5,721	3.1%	2017
Abbott Laboratories	197,976	2.7%	4,447	2.4%	2017
Presbyterian Healthcare	316,871	4.3%	4,315	2.3%	2014 - 2015
Columbia/HCA/St. David's Health	117,359	1.6%	4,311	2.3%	2015 - 2020
Health Insurance Plan of GNY	121,500	1.7%	4,076	2.2%	2015 & 2034
Children's Hospital	83,021	1.1%	3,655	2.0%	2028
Boston Scientific Corporation	169,668	2.3%	3,640	2.0%	2013
WellPoint, Inc.	210,879	2.9%	2,857	1.5%	2014
Oklahoma City Clinics	210,348	2.9%	2,814	1.5%	2016
Hematology-Oncology Association of NY	65,853	0.9%	2,276	1.2%	2023
Stryker Corporation	122,092	1.7%	2,248	1.2%	2020
Quest Diagnostics Incorporated	125,959	1.7%	2,068	1.1%	2013 - 2016
Boeing Company	94,521	1.3%	1,953	1.1%	2012
Emory Healthcare, Inc.	109,031	1.5%	1,937	1.0%	2017 - 2020
WuXi PharmaTech (Cayman) Inc.	82,854	1.1%	1,896	1.0%	2019
Winthrop University Hospital	47,591	0.7%	1,834	1.0%	2015 - 2021
All other MOB tenants	3,629,541	49.6%	90,344	49.1%	2012 - 2034

Totals	7,320,422	100.0%	$184,702	100.0%

(1)
Annualized rental income is rents pursuant to signed leases as of December 31, 2011, including expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in our "All Other Operations" segment).

        The following chart presents a summary of our wellness center leases as of December 31, 2011 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Starmark Holdings, LLC (Wellbridge)(2)	3	129,500	$32,438	$29,368	$3,015	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1	38,500	11,206	10,538	832	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2	186,000	36,364	33,702	3,139	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	92,734	10,550	8/31/28	6 for 5 years each.

Totals	10	812,000	$180,017	$166,342	$17,536

(1)
Annualized rental income is rents pursuant to signed leases as of December 31, 2011, excluding lease value amortization.

(2)
These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC, or Starmark, under three separate leases.

(3)
These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc, or Life Time Fitness.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark, a private company. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have a current term expiring in 2023 and require aggregate annual rent of $7.0 million, plus consumer price index based increases.

        Life Time Fitness, Inc.    We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness. This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The aggregate annual rent payable to us is $10.5 million per year during the lease term.

        The following tables set forth information regarding our lease expirations as of December 31, 2011 (dollars in thousands):

						Cumulative Percentage of Annualized Rental Income Expiring
	Annualized Rental Income(1)				Percent of Total Annualized Rental Income Expiring
Year	Short and Long Term Residential Care Communities(2)	MOBs	Wellness Centers	Total
2012	$—	$17,363	$—	$17,363	3.9%	3.9%
2013	32,859	15,395	—	48,254	10.8%	14.7%
2014	—	21,198	—	21,198	4.7%	19.4%
2015	3,034	17,100	—	20,134	4.5%	23.9%
2016	1,314	16,723	—	18,037	4.0%	27.9%
2017	32,742	19,914	—	52,656	11.7%	39.6%
2018	—	6,833	—	6,833	1.5%	41.1%
2019	599	26,965	—	27,564	6.1%	47.2%
2020	—	9,819	—	9,819	2.2%	49.4%
2021 and thereafter	175,991	33,392	17,536	226,919	50.6%	100.0%

Total	$246,539	$184,702	$17,536	$448,777	100.0%

        Average remaining lease term for all properties (weighted by rent): 9.5 years

(1)
Annualized rental income is rents pursuant to signed leases as of December 31, 2011, including expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)
Excludes rent received from our TRSs.

	Number of Tenants
						Cumulative Percentage of Number of Tenants Expiring
Year	Short and Long Term Residential Care Communities(1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenants Expiring
2012	—	132	—	132	24.1%	24.1%
2013	1	67	—	68	12.4%	36.5%
2014	—	82	—	82	15.0%	51.5%
2015	3	63	—	66	12.1%	63.6%
2016	1	62	—	63	11.5%	75.1%
2017	2	40	—	42	7.7%	82.8%
2018	—	24	—	24	4.4%	87.2%
2019	1	21	—	22	4.0%	91.2%
2020	—	17	—	17	3.1%	94.3%
2021 and thereafter	3	26	2	31	5.7%	100.0%

Total	11	534	2	547	100.0%

(1)
Excludes our TRSs as tenants.

 Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)(1)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Total Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2012	—	0.0%	0.0%	752,006	—	752,006	9.2%	9.2%
2013	4,091	15.2%	15.2%	547,044	—	547,044	6.7%	15.9%
2014	—	0.0%	15.2%	982,845	—	982,845	12.1%	28.0%
2015	423	1.6%	16.8%	758,663	—	758,663	9.3%	37.3%
2016	361	1.3%	18.1%	764,506	—	764,506	9.4%	46.7%
2017	3,508	13.1%	31.2%	829,917	—	829,917	10.2%	56.9%
2018	—	0.0%	31.2%	210,905	—	210,905	2.6%	59.5%
2019	175	0.7%	31.9%	888,623	—	888,623	11.0%	70.5%
2020	—	0.0%	31.9%	454,610	—	454,610	5.6%	76.1%
2021 and thereafter	18,297	68.1%	100.0%	1,131,303	812,000	1,943,303	23.9%	100.0%

Total	26,855	100.0%		7,320,422	812,000	8,132,422	100.0%

(1)
Excludes 3,187 living units leased to our TRSs.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

        The following table summarizes the results of operations of each of our segments for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Short and long term residential care communities	$270,503	$237,578	$226,247
MOBs	161,809	85,152	53,862
All other operations	17,705	17,383	17,290

Total revenues	$450,017	$340,113	$297,399

Net income (loss):
Short and long term residential care communities	$154,190	$129,344	$140,441
MOBs	74,149	38,806	12,803
All other operations	(76,920)	(51,665)	(43,529)

Net income	$151,419	$116,485	$109,715

        The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2011	2010	2011	2010
Total properties	251	228	223	223
# of units / beds	30,042	26,744	26,176	26,176
Occupancy:
Leased communities(2)	85.2%	86.2%	85.3%	86.2%
TRS managed communities(3)	84.2%	—	—	—
Rent coverage(2)	1.44x	1.40x	1.46x	1.40x
Rental income(2)	$242,652	$237,578	$237,515	$234,884
Residents fees and services(3)	$27,851	$—	$—	$—

(1)
Consists of short and long term residential care communities we have owned continuously since January 1, 2010.

(2)
Excludes rents from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net tenants' operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(3)
Represents the average occupancy for our 22 Managed Communities from the date of acquisitions through December 31, 2011 and our revenues for the year ended December 31, 2011.

Short and long term residential care communities, all properties:

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$242,652	$237,578	$5,074	2.1%
Residents fees and services(1)	27,851	—	27,851	—
Property operating expenses(1)	(21,639)	—	(21,639)	—

Net operating income (NOI)	248,864	237,578	11,286	4.8%
Depreciation expense	(71,020)	(66,172)	(4,848)	(7.3)%
Impairment of assets	(1,028)	(1,095)	67	6.1%

Operating income	176,816	170,311	6,505	3.8%
Interest expense	(43,862)	(41,076)	(2,786)	(6.8)%
Gain on sale of properties	21,236	109	21,127	19,382.6%

Net income	$154,190	$129,344	$24,846	19.2%

(1)
Includes data for our Managed Communities.

        Rental income.    Rental income increased because of rents from the purchase of approximately $65.2 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of five communities during the second quarter of 2011 and one community during the third quarter of 2011 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 and four properties in August 2010. Rental income includes non-cash straight line rent adjustments (reductions) totaling $2.0 million and $(1.0) million for the years ended December 31, 2011 and 2010, respectively. Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since January 1, 2010.

        Residents fees and services.    Residents fees and services are the revenues earned on our 22 senior living communities which we acquired since June 2011 that are leased to our TRSs. We recognize these revenues as services are provided. Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days' notice.

        Property operating expenses.    Property operating expenses include expenses incurred on our 22 senior living communities that are leased to our TRSs.

        Net operating income.    NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our short and long term residential care communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased as a result of our purchase of approximately $65.2 million of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of 28 communities acquired since January 1, 2010, offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

        Impairment of assets.    During the year ended December 31, 2011 and 2010, we recorded an impairment of assets charge of $1.0 million and $1.1 million, respectively related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

        Interest expense.    Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of the assumption of $204.0 million of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter, offset by the amortization of our mortgage debt and the reduction in a variable rate of interest applicable to one mortgage debt.

        Gain on sale of properties.    Gain on sale of properties is a result of the sale of five senior living communities during the second quarter of 2011 and the sale of four senior living communities during the third quarter of 2010.

MOBs:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2011	2010	2011	2010
Total properties	108	82	54	54
Total square feet(2)	7,630	5,163	2,852	2,852
Occupancy(3)	95.9%	97.0%	98.6%	98.8%
Rental income	$161,809	$85,152	$79,435	$78,900
Property operating expenses	$47,328	$20,169	$18,204	$18,234

(1)
Consists of MOBs we have owned continuously since January 1, 2010.

(2)
Prior periods exclude space remeasurements made during the current period.

(3)
MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$161,809	$85,152	$76,657	90.0%
Property operating expenses	(47,328)	(20,169)	(27,159)	(134.7)%

Net operating income (NOI)	114,481	64,983	49,498	76.2%
Depreciation expense	(38,453)	(20,445)	(18,008)	(88.1)%
Impairment of assets	(962)	(4,870)	3,908	80.2%

Operating income	75,066	39,668	35,398	89.2%
Interest expense	(996)	(862)	(134)	(15.5)%
Gain on sale of properties	79	—	79	—

Net income	$74,149	$38,806	$35,343	91.1%

        Rental income.    Rental income increased because of rents from 54 MOBs we acquired since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011. Rental income includes non-cash straight line rent adjustments totaling $8.0 million and $5.6 million and amortization of $(128,046) and $(1.1) million of acquired real estate leases and obligations for the years ended December 31, 2011 and 2010, respectively.

        Property operating expenses.    Property operating expenses increased because of our MOB acquisitions since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased because of our MOB acquisitions since January 1, 2010, offset by the sale of two MOBs during the second quarter of 2011.

        Impairment of assets.    During the year ended December 31, 2011, we recorded an impairment of assets charge of $1.0 million related to three properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell. During the year ended December 31, 2010, we recorded an impairment of assets charge of $4.9 million related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The change in interest expense is the result of the assumption of $13.3 million of mortgage debt in connection with the acquisition of one MOB in July 2011 and one MOB in November 2011, offset by the amortization of our mortgage debt.

        Gain on sale of properties.    Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2010):

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$79,435	$78,900	$535	0.7%
Property operating expenses	(18,204)	(18,234)	30	0.1%

Net operating income (NOI)	61,231	60,666	565	0.9%
Depreciation expense	(19,558)	(19,440)	(118)	(0.6)%

Operating income	41,673	41,226	447	1.1%
Interest expense	(662)	(731)	69	9.4%

Net income	$41,011	$40,495	$516	1.3%

        Rental income.    Rental income includes non-cash straight line rent adjustments totaling $4.6 million and $5.3 million and amortization of $(1.0) million and $(1.2) million of acquired real estate leases and obligations for the years ended December 31, 2011 and 2010, respectively.

        Property operating expenses.    Property operating expenses decreased slightly due to better control of expenses.

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

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

All other operations:(1)

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$17,705	$17,383	$322	1.9%
Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	26,041	21,677	4,364	20.1%
Acquisition related costs	12,239	3,610	8,629	239.0%

Total expenses	42,072	29,079	12,993	44.7%

Operating loss	(24,367)	(11,696)	(12,671)	(108.3)%
Interest and other income	1,451	844	607	71.9%
Interest expense	(53,404)	(38,079)	(15,325)	(40.2)%
Loss on early extinguishment of debt	(427)	(2,433)	2,006	82.4%
Equity in earnings (losses) of an investee	139	(1)	140	14,000.0%

Loss before income tax expense	(76,608)	(51,365)	(25,243)	(49.1)%
Income tax expense	(312)	(300)	(12)	(4.0)%

Net loss	$(76,920)	$(51,665)	$(25,255)	(48.9)%

(1)
All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

        Rental income.    Rental income for our wellness centers increased because of consumer price index based increases since January 1, 2010 at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling $1.5 million and amortization of $220,746 of acquired real estate leases and obligations in both the years ended December 31, 2011 and 2010.

        Total expenses.    Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the years ended December 31, 2011 and 2010. General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since January 1, 2010, offset by the sale of seven properties during the second quarter of 2011 and four properties in August 2010. Acquisition related costs increased because of a higher number and value of acquisitions during the year ended December 31, 2011 than the prior year.

        Interest and other income.    The increase in interest and other income is mainly due to $593,000 of interest received from our Bridge Loan, as defined below, with Five Star. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of our issuance of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250.0 million of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300.0 million of unsecured senior notes with an interest rate of 6.75% in December 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, offset by reduced interest because of the redemption in May 2010 of all $97.5 million of our 7.875% unsecured senior notes due 2015. Our weighted average balance outstanding and interest rate under our revolving credit facility was $40.5 million and 1.7%, and $39.5 million and 1.1%, for the years ended December 31, 2011 and 2010, respectively.

        Loss on early extinguishment of debt.    In June 2011, we entered into a new $750.0 million unsecured revolving credit facility. The new facility replaced our previous $550.0 million unsecured revolving credit facility which had a maturity date of December 31, 2011. As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427,000 consisting of the write off of unamortized deferred financing fees. In May 2010, we redeemed all $97.5 million of our outstanding 7.875% senior notes due 2015; as a result of this redemption, we recorded a loss on early extinguishment of debt of $2.4 million consisting of the debt prepayment premium of approximately $1.3 million and the write off of unamortized deferred financing fees of approximately $1.1 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

Short and long term residential care communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2010	2009	2010	2009
Total properties	228	232	217	217
# of units / beds	26,744	26,937	25,874	25,874
Occupancy(2)	86.2%	86.7%	86.2%	86.9%
Rent coverage(2)	1.40x	1.40x	1.41x	1.40x
Rental income(2)	$237,578	$226,247	$216,678	$215,288

(1)
Consists of short and long term residential care communities we have owned continuously since January 1, 2009.

(2)
Excludes rents from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2010 and 2009, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net tenants' operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

Short and long term residential care communities, all properties:

	Year Ended December 31,
	2010	2009	Change	% Change
Rental income	$237,578	$226,247	$11,331	5.0%
Depreciation expense	(66,172)	(61,122)	(5,050)	(8.3)%
Impairment of assets	(1,095)	(3,784)	2,689	71.1%

Operating income	170,311	161,341	8,970	5.6%
Interest expense	(41,076)	(21,297)	(19,779)	(92.9)%
Gain on sale of properties	109	397	(288)	(72.5)%

Net income	$129,344	$140,441	$(11,097)	(7.9)%

        Rental income.    Rental income increased because of rents from the purchase of approximately $68.6 million of improvements made to our properties which are leased by Five Star since January 1, 2009 and the acquisition of 11 communities during the fourth quarter of 2009 which are leased by Five Star, offset by a reduction in rental income resulting from the sale of four properties in August 2010 and two properties in the fourth quarter of 2009. Rental income includes non-cash straight line rent reductions totaling $1.0 million and $832,845 for the years ended December 31, 2010 and 2009, respectively. Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 217 communities we have owned continuously since January 1, 2009.

        Depreciation expense.    Depreciation expense increased as a result of our purchase of approximately $68.6 million of improvements made to our properties which are leased by Five Star since January 1, 2009 and the acquisition of 11 communities acquired since January 1, 2009, offset by the sale of four properties in August 2010 and two properties in the fourth quarter of 2009.

        Impairment of assets.    During the year ended December 31, 2010, we recorded an impairment of assets charge of $1.1 million related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell. During the year ended December 31, 2009, we recorded an impairment of assets charge of $3.8 million related to seven properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties. The increase in interest expense is due to interest on our $512.9 million FNMA mortgage financing entered in August 2009 and the amortization of $13.6 million of deferred financing fees incurred in connection with this mortgage financing.

        Gain on sale of properties.    Gain on sale of properties is a result of the sale of four senior living communities during the third quarter of 2010 and the sale of two senior living communities during the fourth quarter of 2009.

MOBs:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2010	2009	2010	2009
Total properties	82	56	36	36
Total square feet(2)	5,163	2,868	1,604	1,604
Occupancy(3)	97.0%	96.4%	98.4%	94.9%
Rental income	$85,152	$53,862	$40,752	$39,043
Property operating expenses	$20,169	$14,901	$12,603	$12,003

(1)
Consists of MOBs we have owned continuously since January 1, 2009.

(2)
Prior periods exclude space remeasurements made during the current period.

(3)
MOB occupancy includes (i) space being fitted out for occupancy pursuant to signed leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2010	2009	Change	% Change
Rental income	$85,152	$53,862	$31,290	58.1%
Property operating expenses	(20,169)	(14,901)	(5,268)	(35.4)%

Net operating income (NOI)	64,983	38,961	26,022	66.8%
Depreciation expense	(20,445)	(13,669)	(6,776)	(49.6)%
Impairment of assets	(4,870)	(11,746)	6,876	58.5%

Operating income	39,668	13,546	26,122	192.8%
Interest expense	(862)	(743)	(119)	(16.0)%

Net income	$38,806	$12,803	$26,003	203.1%

        Rental income.    Rental income increased because of rents from 46 MOBs we acquired since January 1, 2009, offset by the sale of two MOBs during 2009. Rental income includes non-cash straight line rent adjustments totaling $5.6 million and $4.0 million and amortization of $(1.1) million and $(1.2) million of acquired real estate leases and obligations for the years ended December 31, 2010 and 2009, respectively.

        Property operating expenses.    Property operating expenses increased because of our MOB acquisitions since January 1, 2009, offset by the sale of two MOBs during 2009.

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased because of our MOB acquisitions since January 1, 2009, offset by the sale of two MOBs during 2009.

        Impairment of assets.    During the year ended December 31, 2010, we recorded an impairment of assets charge of $4.9 million related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell. During the year ended December 31, 2009, we recorded an impairment of assets charge of approximately $11.7 million related to four properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The change in interest expense is the result of the assumption of $2.5 million of mortgage debt in connection with the acquisition of one MOB in April 2010, offset by the amortization of our mortgage debt.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2009):

	Year Ended December 31,
	2010	2009	Change	% Change
Rental income	$40,752	$39,043	$1,709	4.4%
Property operating expenses	(12,603)	(12,003)	(600)	(5.0)%

Net operating income (NOI)	28,149	27,040	1,109	4.1%
Depreciation expense	(9,705)	(9,927)	222	2.2%

Operating income	18,444	17,113	1,331	7.8%
Interest expense	(731)	(743)	12	1.6%

Net income	$17,713	$16,370	$1,343	8.2%

        Rental income.    Rental income includes non-cash straight line rent adjustments totaling $1.8 million and $2.7 million and amortization of $(773,564) and $(877,688) of acquired real estate leases and obligations for the years ended December 31, 2010 and 2009, respectively.

        Property operating expenses.    The 5.0% increase in property operating expenses at the properties we have owned continuously since January 1, 2009 was mainly due to increases in real estate taxes .

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense decreased primarily because of reductions in the amortization of leasing costs and amortization of above and below market lease adjustments that we amortize over the respective lease terms.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The change in interest expense is the result of the amortization of our mortgage debt.

All other operations:(1)

	Year Ended December 31,
	2010	2009	Change	% Change
Rental income	$17,383	$17,290	$93	0.5%
Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	21,677	19,825	1,852	9.3%
Acquisition related costs	3,610	3,327	283	8.5%

Total expenses	29,079	26,944	2,135	7.9%

Operating loss	(11,696)	(9,654)	(2,042)	(21.2)%
Interest and other income	844	935	(91)	(9.7)%
Interest expense	(38,079)	(34,364)	(3,715)	(10.8)%
Loss on early extinguishment of debt	(2,433)	—	(2,433)	—
Equity in losses of an investee	(1)	(134)	133	99.3%

Loss before income tax expense	(51,365)	(43,217)	(8,148)	(18.9)%
Income tax expense	(300)	(312)	12	3.8%

Net loss	$(51,665)	$(43,529)	$(8,136)	(15.7)%

(1)
All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

        Rental income.    Rental income for our wellness centers increased because of consumer price index based increases since January 1, 2009 at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling $1.5 and amortization of $220,746 of acquired real estate leases and obligations in both the years ended December 31, 2010 and 2009.

        Total expenses.    Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the years ended December 31, 2010 and 2009. General and administrative expenses increased principally as a result of senior living community and MOB acquisitions since January 1, 2009, offset by the sale of four properties in August 2010 and four properties in 2009. The increase in acquisition related costs was a function of higher volume of acquisitions in 2010.

        Interest and other income.    Interest and other income decreased primarily as a result of lesser amounts of investable cash and lower yields realized on our investments. Interest and other income also includes dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of the sale of $200.0 million of unsecured senior notes with an interest rate of 6.75% in April 2010 offset by reduced interest because of the redemption of all $97.5 million of our 7.875% unsecured senior notes due 2015 in May 2010 and lesser amounts outstanding under our revolving credit facility at lower interest rates. Our weighted average balance outstanding and interest rate under our revolving credit facility was $39.5 million and 1.1%, and $134.5 million and 1.3%, for the years ended December 31, 2010 and 2009, respectively.

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

Non-GAAP Financial Measures

        We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2011, 2010 and 2009. We believe that this data may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our consolidated statements of income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization. Our calculation of Normalized FFO differs from the NAREIT definition of FFO because we include percentage rent and exclude loss on early extinguishment of debt and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provides useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of equity and debt capital to us and our expectation of our future capital requirements and operating performance.

        Our calculations of FFO and Normalized FFO for the years ended December 31, 2011, 2010 and 2009 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	For the Year Ended December 31,
	2011	2010	2009
Net income	$151,419	$116,485	$109,715
Depreciation expense	113,265	90,409	78,583
Impairment of assets	1,990	5,965	15,530
Gain on sale of properties	(21,315)	(109)	(397)

FFO	245,359	212,750	203,431
Acquisition related costs	12,239	3,610	3,327
Loss on early extinguishment of debt	427	2,433	—

Normalized FFO	$258,025	$218,793	$206,758

Weighted average shares outstanding	149,577	128,092	121,863

FFO per share	$1.64	$1.66	$1.67

Normalized FFO per share	$1.73	$1.71	$1.70

Net income per share	$1.01	$0.91	$0.90

Distributions declared per share	$1.50	$1.46	$1.43

Property Net Operating Income (NOI)

        We calculate NOI as shown below. We define NOI as income from real estate less our property operating expenses. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes depreciation and amortization, acquisition related costs, and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties' results of operations.

        The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under

GAAP reported in our consolidated financial statements, for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
Reconciliation of NOI to Net Income:	2011	2010	2009
Short and long term residential care communities NOI	$248,864	$237,578	$226,247
MOB NOI	114,481	64,983	38,961
All other operations NOI	17,705	17,383	17,290

Total NOI	381,050	319,944	282,498
Depreciation	(113,265)	(90,409)	(78,583)
General and administrative	(26,041)	(21,677)	(19,825)
Acquisition related costs	(12,239)	(3,610)	(3,327)
Impairment of assets	(1,990)	(5,965)	(15,530)

Operating income	227,515	198,283	165,233
Interest and other income	1,451	844	935
Interest expense	(98,262)	(80,017)	(56,404)
Loss on early extinguishment of debt	(427)	(2,433)	—
Gain on sale of properties	21,315	109	397
Equity in earnings (losses) of an investee	139	(1)	(134)

Income before income tax expense	151,731	116,785	110,027
Income tax expense	(312)	(300)	(312)

Net income	$151,419	$116,485	$109,715

LIQUIDITY AND CAPITAL RESOURCES

        Rental income revenues and residents fees and services revenues from our leased and managed properties is our principal source of funds to pay operating expenses, debt service and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or improve the occupancy of, and the current rental rates at, our properties;

  •
  control operating cost increases at our MOB properties and our managed senior living communities; and

  •
  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

        We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our residential community tenants monthly, quarterly or annually and we receive residents fees and services revenues from our Managed Communities monthly. During the years ended December 31, 2011, 2010 and 2009, we generated $255.6 million, $215.3 million and $209.4 million, respectively, of cash from operations. The increase in our cash from operations over the prior year is primarily attributable to increases in net income, excluding non-cash items. Net income increased primarily as a result of our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

        At December 31, 2011, we had $23.6 million of cash and cash equivalents and $750.0 million available under our unsecured revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders. This facility replaced our previous $550.0 million revolving credit facility which had a maturity date of December 31, 2011. The maturity date of the new facility is June 24, 2015 and includes an option, subject to certain conditions and the payment of a fee, for us to extend the facility for one year as well as includes a feature under which maximum borrowings may be increased up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may borrow, repay and reborrow funds until maturity, and no principal repayment is due until maturity. We pay interest on borrowings under the revolving credit facility at LIBOR plus a spread. At December 31, 2011, the weighted average interest rate payable on our revolving credit facility was 1.9%. As of December 31, 2011 and February 17, 2012, we had no amounts and $276.0 million outstanding, respectively, outstanding under our revolving credit facility.

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

        During the year ended December 31, 2011, we acquired 56 properties located in 19 states for combined purchase prices totaling $991.6 million, excluding closing costs. Our weighted average capitalization rate for these acquisitions was 8.1% based on estimated annual NOI. Capitalization rate is the ratio of the estimated GAAP revenues less property operating expenses, if any, to the purchase price on the date of acquisition. Details of these acquisitions are as follows:

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

        In January 2011, we acquired one MOB with 84,474 square feet located in Mendota Heights, Minnesota for approximately $14.2 million, excluding closing costs. Upon acquisition, this property was 100% leased to WuXi AppTec, a medical biotech research company, for 8.2 years. We funded this acquisition using cash on hand and proceeds from a debt offering.

        In May 2011, we acquired one MOB with 49,809 square feet located in Shoreview, Minnesota for approximately $7.2 million, excluding closing costs. Upon acquisition, this property was 100% leased to four tenants for weighted (by rents) average lease terms of 7.7 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In June 2011, we acquired three MOBs with 125,990 square feet located in Alachua, Florida for approximately $14.5 million, excluding closing costs. In July 2011, we acquired one additional MOB located in Alachua, Florida, with 32,476 square feet for approximately $5.2 million, excluding closing costs. Upon acquisition, these properties were 87% leased to 14 tenants for weighted (by rents) average lease terms of 2.8 years. In August 2011, we acquired 47 acres of land adjacent to these four MOBs for future development for $4.0 million, excluding closing costs. We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and by assuming a mortgage loan for approximately $3.7 million in July 2011.

        In September 2011, we acquired 13 MOBs located in eight states with 1.3 million square feet from CWH for an aggregate purchase price of approximately $167.0 million, excluding closing costs. Upon acquisition, these properties were 95% leased to 105 tenants for weighted (by rents) average lease terms of 5.0 years. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility.

        In November 2011, we acquired two MOBs with 45,645 square feet located in Richmond, Virginia for approximately $11.4 million, excluding closing costs. Upon acquisition, these properties were 100% leased to three tenants for weighted (by rents) average lease terms of 6.5 years. We funded this acquisition using cash on hand and by assuming a mortgage loan for approximately $9.6 million.

        In December 2011, we acquired one MOB with 94,238 square feet located in Greenwood, Indiana for approximately $21.0 million, excluding closing costs. Upon acquisition, this property was 94.8% leased to eight tenants for weighted (by rents) average lease terms of 9.8 years. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States with an aggregate 2,111 living units (814 independent living units, 939 assisted living units, 311 Alzheimer's care units and 47 skilled nursing beds) for approximately $304.0 million, excluding closing costs. Substantially all the residents at these communities pay for services with private resources. In June 2011, we acquired 14 of these 20 communities for approximately $196.6 million, excluding closing costs; in July 2011, we acquired three of these communities for approximately $44.7 million, excluding closing costs; and in August 2011 we acquired one of these communities for approximately $17.2 million, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from an equity offering, borrowings under our revolving credit facility and by assuming approximately $48.1 million of mortgage loans in June 2011, $12.8 million of mortgage loans in July 2011 and $12.5 million of mortgage loans in August 2011. We currently expect to acquire the remaining two of these 20 communities for an aggregate purchase price of approximately $45.3 million, including the assumption of approximately $4.9 million of mortgage debt and excluding closing costs, in 2012, subject to various closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

        In May 2011, we acquired one senior living community located in Rockford, Illinois with 73 assisted living units for approximately $7.5 million, excluding closing costs. All the residents at this community pay for services with private resources. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        Between May and June 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39.5 million, excluding closing costs. We recognized a gain on sale of these properties of approximately $21.3 million.

        In July 2011, we agreed to acquire nine senior living communities located in six states with an aggregate 2,226 living units (1,708 independent living units, 471 assisted living units and 47 Alzheimer's care units) for approximately $478.0 million, excluding closing costs. All the residents at these communities pay for services with private resources. In December 2011, we acquired eight of these nine communities for approximately $379.0 million, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from a debt offering and by assuming approximately $130.8 million of mortgage loans. We currently expect to acquire the remaining community in 2012, subject to various closing conditions; accordingly, we can provide no assurance that we will purchase this property.

        In December 2011, we acquired one senior living community located in Walnut Creek, California with 57 assisted living units for approximately $11.3 million, excluding closing costs. All the residents at this community pay for services with private resources. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

        In February 2012, we acquired one senior living community located in Priceville, Alabama with 92 assisted living units for approximately $11.3 million, excluding closing costs. All the residents at this community pay for services with private resources. We funded this acquisition using cash on hand.

        In December 2011 and January and February 2012, we entered five separate agreements to acquire one senior living community and four MOBs for an aggregate purchase price of $144.8 million, excluding closing costs. The senior living community is located in Missouri and includes 87 independent living units, and all the residents at this community pay for services with private resources. The four MOBs are located in Connecticut, Georgia and Hawaii and include an aggregate of 514,409 square feet. The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

        In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80.0 million to fund Five Star's purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122.8 million. Since June 2011, Five Star has completed its acquisition of these six communities and had borrowed all $80.0 million of this Bridge Loan and has repaid $42.0 million. As of December 31, 2011, $38.0 million in aggregate principal amount was outstanding and no additional borrowings were available under this Bridge Loan. The Bridge Loan is secured by mortgages on three of these senior living communities that Five Star acquired and on four other senior living communities owned by Five Star. The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%. As of December 31, 2011, the interest rate was 2.9% under the Bridge Loan. We recognized interest income from this Bridge Loan of $593,000 for the year ended December 31, 2011, which is included in interest and other income in our consolidated statements of income.

        During 2011, pursuant to the terms of our existing leases with Five Star, we purchased $33.3 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.7 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

        During the years ended December 31, 2011 and 2010, cash expenditures made and capitalized for tenant improvements, leasing costs, building improvements and development and redevelopment activities at our MOBs were as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010
Tenant improvements	$4,256	$3,467
Leasing costs(1)	2,600	1,004
Building improvements(2)	1,221	490
Development and redevelopment activities(3)	1,087	343

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

        We have made commitments for expenditures in connection with our MOB leasing activities during the year ended December 31, 2011, as follows:

	New Leases	Renewals	Total
Square feet leased during the year (000s)	41	534	575
Total commitments for tenant improvements and leasing costs ($000s)	$947	$5,186	$6,133
Leasing costs per square foot	$23.09	$9.71	$10.66
Average lease term (years)	6.2	6.1	6.1
Leasing costs per square foot per year	$3.74	$1.59	$1.74

        As of December 31, 2011, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$1,822,213	$285,700	$89,455	$408,251	$1,038,807
Capital Lease Obligations	14,211	419	1,022	1,304	11,466
Ground Lease Obligations	2,480	170	346	346	1,618
Interest Expense Obligations(2)	688,017	99,391	187,992	165,809	234,825
Tenant Related Obligations(3)	6,912	5,709	373	—	830
Acquisitions(4)	178,732	178,732	—	—	—

Total	$2,712,565	$570,121	$279,188	$575,710	$1,287,546

(1)
At December 31, 2011, our term debt maturities were as follows: $273.5 million in 2012; $29.2 million in 2013; $37.6 million in 2014; $37.9 million in 2015; $362.4 million in 2016; $47.7 million in 2017; $500.8 million in 2019; $200.0 million in 2020; $300.0 million in 2021; $5.2 million in 2022; $14.7 million in 2027; $3.6 million in 2033; and $9.6 million in 2038. In January 2012, we repaid, at maturity, all $225.0 million of our outstanding 8.625% unsecured senior notes.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. In January 2012, we repaid, at maturity, all $225.0 million of our outstanding 8.625% unsecured senior notes.

(3)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2011.

(4)
At December 31, 2011, there were four pending senior living acquisitions and one pending MOB acquisition under agreement to purchase for an aggregate purchase price of $178.7 million, excluding closing costs. We acquired one of these properties in February 2012 for a purchase price of $11.3 million. We funded this acquisition using cash on hand.

        In January 2011, we issued $250.0 million of unsecured senior notes. The notes require interest at a fixed rate of 4.30% per annum and are due in 2016. Net proceeds from the sale of the notes, after underwriting discounts, fees and other expenses, were approximately $245.4 million. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

        In June 2011, we acquired 1.0 million shares of Five Star common stock in Five Star's public offering of 11.5 million shares of common stock for an aggregate purchase price of $5.0 million.

        In July 2011, we issued 11.5 million common shares in a public offering, raising net proceeds of approximately $247.5 million. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

        In October 2011, we issued 9.2 million common shares in a public offering, raising net proceeds of approximately $184.7 million. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

        In December 2011, we issued $300.0 million of unsecured senior notes. The notes require interest at a fixed rate of 6.75% per annum and are due in 2021. Net proceeds from the sale of the notes, after underwriting discounts, fees and other expenses, were approximately $292.2 million. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

        We believe we will have access to various types of financings, including equity or debt offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. The completion and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings, to space our debt maturities and to balance our use of equity and debt capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance that we will be able to complete any equity or debt offerings or that our cost of any future public or private financings will not increase.

        On January 4, 2012, we declared a quarterly distribution of $0.38 per common share, or $61.8 million, to our common shareholders of record on January 27, 2012 for the quarter ended December 31, 2011. This distribution was paid to shareholders on February 9, 2012, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our principal debt obligations at December 31, 2011 were: four public issuances of unsecured senior notes of $225.0 million due 2012 at an annual interest rate of 8.625% (repaid on January 2012 maturity date), $250.0 million due 2016 at an annual interest rate of 4.30%, $200.0 million due 2020 at an annual interest rate of 6.75% and $300.0 million due 2021 at an interest rate of 6.75%; and $847.4 of mortgages secured by 79 of our properties. We also have two properties encumbered by capital leases totaling $14.2 million at December 31, 2011. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of December 31, 2011, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

        We have relationships among us, our Trustees, our executive officers, RMR, Five Star, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have no employees; personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including Five Star, which is our former subsidiary and our largest tenant, and we are Five Star's largest stockholder; CWH, which was our former parent and with which we have engaged in transactions from time to time, including our acquiring MOB properties from CWH; and AIC, an Indiana insurance company, of which we, RMR, Five Star, CWH, HPT, GOV and TA each currently own approximately 14.29%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of these and other related person transactions and relationships, please see Note 5 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this report, including "Warning Concerning Forward Looking Statements" and the "Risk Factors" section for a description of risks which may arise from these transactions and relationships. Descriptions of our agreements with RMR, Five Star, CWH and AIC in this Annual Report on Form 10-K are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, Five Star, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, Five Star, CWH, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

Impact of Government Reimbursement

        As of December 31, 2011, approximately 92% of our current NOI from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 8% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Our tenants operate facilities in many states and participate in many federal and state health care payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state health care payment programs. With the background of the current federal budget deficit and other federal priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, is discussed under the caption, "Business—Government Regulation and Reimbursement". We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on those of our tenants or managers that derive a material portion of their revenues from Medicare, Medicaid or other governmental programs. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in reductions in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of affected Managed Communities and the values of our properties.

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

        At December 31, 2011, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$300,000	6.75%	$20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes(2)	225,000	8.625%	19,406	2012	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages(3)	300,669	6.71%	20,175	2019	Monthly
Mortgages	93,133	5.924%	5,517	2016	Monthly
Mortgages	47,688	6.54%	3,119	2017	Monthly
Mortgages	37,619	5.83%	2,193	2014	Monthly
Mortgages	30,580	6.97%	2,131	2012	Monthly
Mortgage	14,009	6.91%	968	2013	Monthly
Mortgages	13,310	5.66%	753	2015	Monthly
Mortgage	12,695	6.25%	793	2016	Monthly
Mortgage(4)	12,400	6.03%	748	2012	Monthly
Mortgage	11,747	6.365%	748	2015	Monthly
Mortgages	10,920	6.11%	667	2013	Monthly
Mortgage	9,623	5.95%	573	2038	Monthly
Mortgage	6,581	5.97%	393	2016	Monthly
Mortgage	5,215	5.65%	295	2015	Monthly
Mortgage	4,684	5.81%	272	2015	Monthly
Mortgage	4,224	6.50%	275	2013	Monthly
Mortgage	3,619	6.25%	226	2033	Monthly
Mortgage	3,515	7.31%	257	2022	Monthly
Mortgage	3,177	6.07%	193	2012	Monthly
Mortgage	2,946	5.88%	173	2015	Monthly
Mortgage	2,356	6.73%	159	2012	Monthly
Mortgage	1,725	7.85%	135	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually

	$1,622,135		$105,533

(1)
The principal balances and interest rates are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)
In January 2012, we repaid, at maturity, all $225.0 million of our outstanding 8.625% unsecured senior notes.

(3)
Consists of fixed rate portion of our FNMA loan.

(4)
In February 2012 we repaid this debt.

        No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $10.6 million.

        Changes in market interest rates affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2011, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $45.5 million.

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

        Our unsecured revolving credit facility accrues interest at floating rates and matures in June 2015. At December 31, 2011, we had no amounts outstanding and $750.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, we are vulnerable to increases in credit spreads due to market conditions. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. For example, the interest rate payable on our revolving credit facility at December 31, 2011 was 1.90%. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2011 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	1.90%	$750,000	$14,250
10% reduction	1.71%	$750,000	$12,825
10% increase	2.09%	$750,000	$15,675

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

        In 2009, we closed a FNMA mortgage financing for approximately $512.9 million. A part of this borrowing is at a fixed interest rate, with a balance of $300.7 million at December 31, 2011, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $200.1 million at December 31, 2011. Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan. For example, at December 31, 2011, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.39%. If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	6.39%	$200,078	$12,785
10% reduction	6.36%	$200,078	$12,725
10% increase	6.42%	$200,078	$12,845

(1)
Our variable rate at December 31, 2011 consists of the one month LIBOR rate of 0.295% at December 31, 2011 plus a fixed premium. This table assumes a 10% interest rate change on the one month LIBOR rate.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.    Other Information.

        On February 14, 2012, our Board of Trustees adopted amended and restated bylaws of the Company, effective that same day. The amended and restated bylaws now provide that in an uncontested election for Trustees, a plurality of all the votes cast at a meeting of shareholders duly called and at which a quorum is present shall be sufficient to elect a Trustee. Prior to this amendment, the bylaws required a majority of all the votes cast at a meeting of shareholders duly called and at which a quorum is present to elect a Trustee in an uncontested election.

        A copy of the amendment and restated bylaws is attached as Exhibit 3.5 and which amended and restated bylaws are incorporated herein by reference. In addition, a marked copy of the Company's amended and restated bylaws indicating changes made to the Company's bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.6.

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

(b)
Exhibits

Exhibit Number	Description
2.1	Purchase Agreement, dated as of July 29, 2011, among CC-Boca, Inc., CR Chevy Chase Partnership, CC-Dallas, Inc., HBC Associates, LLC, CC-Plantation, Inc., CC-Pompano, Inc., CC-Reno, Inc., CR Teaneck Limited Partnership, CR Riverdale Limited Partnership and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 1, 2011.)
2.2	First Amendment to Purchase Agreement, dated as of August 29, 2011, among CC-Boca, Inc., CR Chevy Chase Partnership, CC-Dallas, Inc., HBC Associates, LLC, CC-Plantation, Inc., CC-Pompano, Inc., CC-Reno, Inc., CR Teaneck Limited Partnership, CR Riverdale Limited Partnership and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 2011.)
2.3	Second Amendment to Purchase Agreement, dated as of August 31, 2011, among CC-Boca, Inc., CR Chevy Chase Partnership, CC-Dallas, Inc., HBC Associates, LLC, CC-Plantation, Inc., CC-Pompano, Inc., CC-Reno, Inc., CR Teaneck Limited Partnership, CR Riverdale Limited Partnership and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 12, 2011.)
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

Exhibit Number	Description
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.5	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Filed herewith.)
3.6	Amended and Restated Bylaws of the Company, adopted February 14, 2012 (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)
4.3	Supplemental Indenture No. 1, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.4	Supplemental Indenture No. 2, dated as of December 28, 2001, between the Company and State Street Bank and Trust Company, relating to 8 5/8% Senior Notes due 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 13, 2002.)
4.5	Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)
4.6	Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, related to 4.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
4.7	Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2021, including form thereof. (Filed herewith.)
4.8	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004.)
4.9	Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Amended and Restated Business Management Agreement, dated as of October 26, 2011, among Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerald M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

Exhibit Number	Description
10.2	Amendment to Amended and Restated Business Management Agreement, dated as of November 21, 2011, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2011.)
10.3	Amended and Restated Property Management Agreement, dated as of January 7, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.4	First Amendment to Amended and Restated Property Management Agreement, dated as of January 14, 2011, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
10.5	1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.6	Amendment to the 1999 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.7	2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.9	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 3, 2009.)
10.10	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2011.)
10.11	Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust and the Company. (Incorporated by reference to the Current Report on Form 8-K dated October 12, 1999 by HRPT Properties Trust (now known as CommonWealth REIT).)
10.12	First Amendment to Transaction Agreement, dated as of May 5, 2008, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.13	Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2001.)
10.14	Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.15	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

Exhibit Number	Description
10.16	Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.17	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.18	Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.19	Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.20	Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.21	Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.22	Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.23	Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.24	Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.25	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

Exhibit Number	Description
10.26	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.27	Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.28	Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.29	Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.30	First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.31	Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.32	Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.33	Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain affiliates of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.34	Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.35	Master Credit Facility Agreement, dated as of August 4, 2009, between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.36	Amendment No. 1 to Master Credit Facility Agreement, dated as of February 1, 2010 and executed on or about May 27, 2010, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.37	Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.38	Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.39	Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.40	Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.41	Amended and Restated Credit Agreement, dated as of July 29, 2005, among the Company, Wachovia Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 29, 2005.)
10.42	First Amendment to Amended and Restated Credit Agreement, dated as of November 15, 2006, among the Company, Wachovia Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 15, 2006.)
10.43	Second Amendment to Amended and Restated Credit Agreement, dated as of December 7, 2010, among the Company and Wells Fargo Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 8, 2010.)
10.44	Credit Agreement dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.45	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 5 Hampshire, 15 Hampshire and 100 Hampshire, Mansfield, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)

Exhibit Number	Description
10.46	Purchase and Sale Agreement, dated as of November 12, 2010, between Lakewood Property Trust, as Seller, and the Company, as Purchaser (with respect to 7600 Capital of Texas Highway, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.47	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to One Southern Court, West Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.48	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 6937 IH 35 North-AM Founders, Austin, Texas). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.49	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 201 Executive Center Drive, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.50	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to One Stuart Plaza, George Station Road, Greensburg, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.51	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 730 Holiday Drive, Pittsburgh, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.52	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 723 Dresher Road, Horsham, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.53	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 216 Mall Boulevard, King of Prussia, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.54	Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM L.P., as Seller, and the Company, as Purchaser (with respect to 5260 Naiman Parkway, Solon, Ohio). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.55	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to AOC-Buena Vista Building, Buena Vista, SE, AOC-LAB Building, 1801A Randolph, SE, AOC-Randolph Building, 1801 Randolph, SE, and AOC-Sandia Vista Building, Buena Vista, SE, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.56	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 4411 The 25 Way and 4420 The 25 Way, Albuquerque, New Mexico). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)

Exhibit Number	Description
10.57	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 3000 Goffs Falls Road, Manchester, New Hampshire). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.58	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 1305 Corporate Center Drive, Eagan, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.59	Purchase and Sale Agreement, dated as of November 12, 2010, between HRP NOM 2 L.P., as Seller, and the Company, as Purchaser (with respect to 59 Executive Park South, Atlanta, Georgia). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.60	Purchase and Sale Agreement, dated as of November 12, 2010, between Blue Dog Properties Trust, as Seller, and the Company, as Purchaser (with respect to 866 North Main Street, Wallingford, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.61	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 40 Sebethe Drive, Cromwell, Connecticut). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.62	Purchase and Sale Agreement, dated as of November 12, 2010, between Cedars LA LLC, as Seller, and the Company, as Purchaser (with respect to Cedars Sinai I, 8631 West Third Street, East Tower and Cedars Sinai II, 8635 West Third Street, West Tower, Los Angeles, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.63	Purchase and Sale Agreement, dated as of November 12, 2010, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to 2444 West Las Palmaritas Drive, Phoenix, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.64	Purchase and Sale Agreement, dated as of November 12, 2010, between HRPT Medical Buildings Realty Trust, as Seller, and the Company, as Purchaser (with respect to 1295 Boylston Street, Boston, Massachusetts). (Incorporated by reference to the Company's Current Report on Form 8-K dated November 18, 2010.)
10.65	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.66	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.67	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)

Exhibit Number	Description
10.68	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.69	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, Illinois). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.70	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, Illinois). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.71	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.72	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.73	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.74	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.75	Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, Ohio). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.76	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.77	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 475 Virginia Drive, Ft Washington, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.78	Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, the Company, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)

Exhibit Number	Description
10.79	$80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between the Company, as lender, and Five Star Quality Care, Inc., together with certain affiliates thereof, collectively as borrower. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.80	Representative form of Management Contract for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as manager, and SNH SE Burlington Tenant LLC, as owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.81	Pooling Agreement, dated as of May 12, 2011, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.82	Representative form of Accession Agreement. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Lease Agreement, dated as of November 19, 2004, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant (with respect to 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.2	Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. in favor of the Beneficiaries named therein (with respect to the Lease Agreement for 16 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.3	Lease Agreement, dated as of November 19, 2004, among certain affiliates of the Company, as Landlord, and certain affiliates of Five Star Quality Care, Inc., as Tenant (with respect to 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.4	Guaranty Agreement, dated as of November 19, 2004, made by Five Star Quality Care, Inc. in favor of the Beneficiaries named therein (with respect to the Lease Agreement for 4 properties subject to GMAC financing). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.5	Master Lease Agreement, dated as of September 1, 2008, among certain affiliates of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)

Exhibit Number	Description
99.6	Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
99.7	Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
99.8	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE Home Place New Bern LLC, as Landlord, and FVE SE Home Place New Bern LLC, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.9	Guaranty Agreement, dated as of June 20, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE Home Place New Bern LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.10	Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.11	Guaranty Agreement, dated as of June 20, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.12	Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.13	Guaranty Agreement, dated as of June 23, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.14	Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as manager, and SNH IL Properties Trust, as owner. (Filed herewith.)
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Senior Housing Properties Trust and our report dated February 17, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 17, 2012

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2011	2010
ASSETS
Real estate properties, at cost:
Land	$564,628	$446,622
Buildings, improvements and equipment	4,156,963	3,315,090

	4,721,591	3,761,712
Less accumulated depreciation	630,261	538,872

	4,091,330	3,222,840
Cash and cash equivalents	23,560	10,866
Restricted cash	7,128	4,994
Investments in available for sale securities	16,865	29,249
Deferred financing fees, net	25,434	16,262
Due from affiliate	18,450	17,587
Acquired real estate leases, net	100,235	63,593
Loan receivable	38,000	—
Other assets	62,046	27,265

Total assets	$4,383,048	$3,392,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$—	$128,000
Senior unsecured notes, net of discount	965,770	422,880
Secured debt and capital leases	861,615	654,010
Accrued interest	22,281	14,993
Due to affiliate	3,553	2,301
Acquired real estate lease obligations, net	17,778	18,239
Other liabilities	39,445	24,256

Total liabilities	1,910,442	1,264,679

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 174,700,000 shares authorized, 162,646,046 and 141,854,657 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,626	1,418
Additional paid-in capital	2,944,212	2,510,373
Cumulative net income	907,937	756,518
Cumulative other comprehensive income	(3,772)	13,536
Cumulative distributions	(1,377,397)	(1,153,868)

Total shareholders' equity	2,472,606	2,127,977

Total liabilities and shareholders' equity	$4,383,048	$3,392,656

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$422,166	$340,113	$297,399
Residents fees	27,851	—	—

Total revenues	450,017	340,113	297,399
Expenses:
Depreciation	113,265	90,409	78,583
Property operating expenses	68,967	20,169	14,901
General and administrative	26,041	21,677	19,825
Acquisition related costs	12,239	3,610	3,327
Impairment of assets	1,990	5,965	15,530

Total expenses	222,502	141,830	132,166

Operating income	227,515	198,283	165,233
Interest and other income	1,451	844	935
Interest expense	(98,262)	(80,017)	(56,404)
Loss on early extinguishment of debt	(427)	(2,433)	—
Gain on sale of properties	21,315	109	397
Equity in earnings (losses) of an investee	139	(1)	(134)

Income before income tax expense	151,731	116,785	110,027
Income tax expense	(312)	(300)	(312)

Net income	$151,419	$116,485	$109,715

Weighted average shares outstanding	149,577	128,092	121,863

Basic and diluted earnings per share:
Net income	$1.01	$0.91	$0.90

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2008:	114,542,584	$1,145	$2,000,865	$530,318	$(797,639)	$(3,331)	$1,731,358
Comprehensive income	—	—	—	109,715	—	5,312	115,027
Distributions	—	—	—	—	(171,472)	—	(171,472)
Issuance of shares	12,703,817	127	223,846	—	—	—	223,973
Share grants	131,264	1	1,763	—	—	—	1,764

Balance at December 31, 2009:	127,377,665	$1,273	$2,226,474	$640,033	$(969,111)	$1,981	$1,900,650
Comprehensive income	—	—	—	116,485	—	11,555	128,040
Distributions	—	—	—	—	(184,757)	—	(184,757)
Issuance of shares	14,375,000	144	281,842	—	—	—	281,986
Share grants	101,992	1	2,057	—	—	—	2,058

Balance at December 31, 2010:	141,854,657	$1,418	$2,510,373	$756,518	$(1,153,868)	$13,536	$2,127,977
Comprehensive income	—	—	—	151,419	—	(17,308)	134,111
Distributions	—	—	—	—	(223,529)	—	(223,529)
Issuance of shares	20,700,000	207	432,026	—	—	—	432,233
Share grants	91,389	1	1,813	—	—	—	1,814

Balance at December 31, 2011:	162,646,046	$1,626	$2,944,212	$907,937	$(1,377,397)	$(3,772)	$2,472,606

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,419	$116,485	$109,715
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	113,265	90,409	78,583
Amortization of deferred financing fees and debt discounts	5,067	2,496	2,563
Amortization of acquired real estate leases	(93)	891	1,006
Loss on early extinguishment of debt	427	2,433	—
Impairment of assets	1,990	5,965	15,530
Gain on sale of properties	(21,315)	(109)	(397)
Equity in (earnings) losses of an investee	(139)	1	134
Changes in assets and liabilities:
Restricted cash	(2,134)	(772)	122
Other assets	(18,798)	(10,733)	(7,842)
Accrued interest	7,288	1,300	2,572
Other liabilities	18,582	6,939	7,406

Cash provided by operating activities	255,559	215,305	209,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(837,745)	(467,441)	(547,603)
Loan receivable from Five Star Quality Care, Inc.	(80,000)	—	—
Principal repayments on loan receivable	42,000	—	—
Investment in Five Star Quality Care, Inc.	(5,000)	—	(8,960)
Investment in Affiliates Insurance Company	—	(76)	(5,134)
Proceeds from sale of properties	38,663	1,450	4,898

Cash used for investing activities	(842,082)	(466,067)	(556,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	432,233	281,986	223,973
Proceeds from issuance of unsecured senior notes, net	541,984	197,852	—
Proceeds from issuance of mortgage debt	—	—	512,934
Proceeds from borrowings on revolving credit facility	690,000	461,000	204,000
Repayments of borrowings on revolving credit facility	(818,000)	(393,000)	(401,000)
Redemption of senior notes	—	(98,780)	—
Repayment of other debt	(9,711)	(8,506)	(4,291)
Payment of deferred financing fees	(13,760)	(4,661)	(12,233)
Distributions to shareholders	(223,529)	(184,757)	(171,472)

Cash provided by financing activities	599,217	251,134	351,911

Increase in cash and cash equivalents	12,694	372	4,504
Cash and cash equivalents at beginning of year	10,866	10,494	5,990

Cash and cash equivalents at end of year	$23,560	$10,866	$10,494

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$85,907	$76,221	$51,267
Income taxes paid	264	259	230
NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	(217,317)	(2,458)	—
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	217,317	2,458	—
Issuance of common shares pursuant to our equity compensation plans	1,814	2,058	1,764

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2011, we owned 369 properties located in 38 states and Washington, D.C.

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

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.    We own 250,000 common shares, or 0.30% at December 31, 2011, of CommonWealth REIT, or CWH. We also own 4,235,000 common shares, or 8.84% at December 31, 2011, of Five Star Quality Care, Inc., or Five Star. In June 2011, we acquired 1,000,000 shares of Five Star common stock in Five Star's public offering of 11,500,000 shares of common stock for an aggregate purchase price of $5,000. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The unrealized (loss) gain on investments shown on the consolidated balance sheets represents the difference between the market value of these shares of CWH and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($26.00 and $3.36 per share, respectively) and on December 31, 2011 ($16.64 and $3.00 per share, respectively). At December 31, 2011 and 2010, our investment in CWH had a fair value of $4,160 and $6,378, respectively, including an unrealized loss of $2,340 and $122, respectively. At December 31, 2011 and 2010, our investment in Five Star had a fair value of $12,705 and $22,871, respectively, including an unrealized (loss) gain of $(1,509) and $13,656, respectively. Our investments in CWH and Five Star have been in unrealized loss positions for less than one year.

EQUITY METHOD INVESTMENTS.    We and the other six current shareholders each currently own approximately 14.29% of Affiliates Insurance Company, or AIC's, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. If we determine there is an "other than temporary impairment" in the fair value

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. See Note 5 for a further discussion of our investment in AIC.

DEFERRED FINANCING FEES.    We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2011, we capitalized $13,760 of issuance costs, including $6,723 related to refinancing our revolving credit facility in June 2011, $2,540 related to our assumption of mortgage loans during 2011, $2,487 related to our $300,000 senior notes issued in December 2011, $1,973 related to our $250,000 senior notes issued in January 2011 and $37 related to our $512,934 mortgage financing we closed in August 2009. During 2010, we capitalized $4,661 of issuance costs, including $2,907 related to our $200,000 senior notes issued in April 2010, $903 related to our $512,934 mortgage financing we closed in August 2009, $826 related to our one year extension to December 31, 2011 on our $550,000 revolving credit facility and $25 related to our assumption of a mortgage loan in April 2010. During 2011, we wrote off $427 of unamortized deferred financing fees in connection with the refinancing of our revolving credit facility. During 2010, we wrote off $1,153 of deferred financing fees and unamortized discounts in connection with the retirement of all of our 7.875% senior notes. The unamortized gross balance of deferred financing fees and related accumulated amortization was $36,144 and $10,710, and $28,159 and $11,897 at December 31, 2011 and 2010, respectively. The weighted average amortization period is approximately 6.5 years. We expect that the amortization expense for the five years subsequent to December 31, 2011 will be $4,695 in 2012, $4,603 in 2013, $4,543 in 2014, $3,574 in 2015, $2,189 in 2016 and $5,830, thereafter.

LOANS RECEIVABLE.    Loans receivable are stated at the unpaid principal balance. We recognize interest income based on the contractual terms in the loan agreement, which is included in interest and other income on our consolidated statements of income.

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

REVENUE RECOGNITION.    We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2011, 2010 and 2009, percentage rents earned aggregated $11,313, $10,315, and $9,120, respectively.

We acquired 22 senior living communities during 2011 that are managed by Five Star. We refer to these 22 communities as the Managed Communities. We derive our revenues at these Managed Communities primarily from services to residents and we record revenues when services are provided. Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days' notice. Our share of the net operating results of our Managed Communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2011.

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

INCOME TAXES.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our Managed Communities to our wholly owned taxable REIT subsidiaries, or TRSs, that, unlike most of our subsidiaries, files a separate tax return and is subject to federal and state income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.

The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

SEGMENT REPORTING.    As of December 31, 2011, we have three operating segments. The first operating segment includes short term and long term residential care facilities that offer dining for residents. Properties in this segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants of our leased communities and we earn fees and services revenues from the residents of our Managed Communities. Our Managed Communities commenced operations in June 2011. The second operating segment includes facilities for medical related services where residential overnight stays or dining services are not provided. Properties in this segment include those leased to medical providers or medical related businesses, clinics and biotech laboratory tenants, or MOBs. The third operating segment includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment.

RECLASSIFICATIONS.    We have made reclassifications to the prior years' financial statements to conform to the current year's presentation. These reclassifications were made to conform the prior periods' rental income, property operating expenses, general and administrative expenses, interest and other income and impairment of assets to the current classification. These reclassifications had no effect on net income or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS.    In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

value measurements. The update clarifies the application of existing fair value measurement requirements. The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. The update is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this update to cause any material changes to the disclosures in our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update requiring additional disclosure regarding comprehensive income. The update requires reporting entities to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement of comprehensive income or in two separate consecutive statements. The update also requires reporting entities to present the components of other comprehensive income in their interim and annual financial statements. The update is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this update to cause any material changes to the disclosures in our consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, at cost, consisted of land of $564,628, buildings and improvements of $3,969,086 and furniture, fixtures and equipment of $187,877 as of December 31, 2011; and land of $446,622, buildings and improvements of $3,153,466 and furniture, fixtures and equipment of $161,624 as of December 31, 2010. Accumulated depreciation was $543,064 and $87,197 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2011; and $465,216 and $73,656 for buildings and improvements and furniture, fixtures and equipment, respectively, as of December 31, 2010.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2011, are $395,571 in 2012, $386,123 in 2013, $344,834 in 2014, $330,356 in 2015, $313,619 in 2016 and $2,628,386, thereafter.

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

In January 2011, we acquired one MOB with 84,474 square feet located in Mendota Heights, Minnesota for approximately $14,150, excluding closing costs. We recorded intangible lease assets of approximately $2,722 related to this acquisition. We funded this acquisition using cash on hand and proceeds from a debt offering.

In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304,000, excluding closing costs. In June 2011, we acquired 14 of these 20 communities for approximately $196,594, excluding closing costs; in July 2011, we acquired three of these communities for approximately $44,671, excluding closing costs; and in August 2011, we acquired one of these communities for approximately $17,158, excluding closing costs. We funded these acquisitions using cash on hand, proceeds from an equity offering, borrowings under our revolving credit facility and by assuming approximately $48,062 of mortgage loans in June 2011, $12,757 of mortgage loans in July 2011 and $12,459 of mortgage loans in August 2011.

In May 2011, Five Star agreed to manage 15 of these 20 communities, or the Managed Communities, under long term contracts. Ten of the 14 communities acquired in June 2011, two of the three communities acquired in July 2011 and the one community acquired in August are Managed Communities, and Five Star began managing each of these Managed Communities at those respective times. We use the taxable REIT subsidiary structure authorized by the REIT Investment Diversification and Empowerment Act, or RIDEA, for the Managed Communities. The results of operations for the Managed Communities are included in our consolidated results of operations in our short and long term residential care communities segment beginning as of June 2011. In June 2011, Five Star began leasing four of the five remaining communities, or the Leased Communities, and in July 2011, Five Star began leasing the remaining Leased Community. Our acquisition of the two remaining Managed

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

Communities is contingent upon various closing conditions, including certain third party approvals; accordingly, we can provide no assurance that we will purchase these properties.

For further information regarding our leases and management agreements with Five Star, see Note 5. Related Person Transactions.

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

In May and June 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39,460, excluding closing costs. We recognized a gain on sale of these properties of approximately $21,315.

In May 2011, we acquired one MOB with 49,809 square feet located in Shoreview, Minnesota for approximately $7,200, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $1,403 and $51, respectively, related to this acquisition. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In June 2011, we acquired three MOBs with 125,990 square feet located in Alachua, Florida for approximately $14,550, excluding closing costs. In July 2011, we acquired one additional MOB located in Alachua, Florida, with 32,476 square feet for approximately $5,200, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $953 and $200, respectively, related to these acquisitions. In August 2011, we acquired 47 acres of land adjacent to these four MOBs for future development for $4,000, excluding closing costs. We funded these acquisitions with cash on hand, borrowings under our revolving credit facility and by assuming a mortgage loan for approximately $3,653 in July 2011.

In July 2011, we agreed to acquire nine senior living communities located in six states with an aggregate 2,226 living units for approximately $478,000, excluding closing costs. In December 2011, we acquired eight of these nine communities for approximately $379,000, excluding closing costs. Five Star manages these eight communities under long term contracts. We funded these acquisitions using cash on hand, proceeds from a debt offering and by assuming approximately $130,752 of mortgage loans. We currently expect to acquire the one remaining community in 2012, but such acquisition is contingent upon various closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In September 2011, we acquired 13 MOBs located in eight states with 1.3 million square feet from CWH for an aggregate purchase price of approximately $167,000, excluding closing costs. We recorded intangible lease assets and liabilities of approximately $31,150 and $1,919, respectively, related to these acquisitions. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility. For further information regarding our transaction with CWH, see Note 5. Related Person Transactions.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

In November 2011, we acquired two MOBs with 45,645 square feet located in Richmond, Virginia for approximately $11,425, excluding closing costs. We recorded intangible lease assets of approximately $1,898 related to this acquisition. We funded this acquisition using cash on hand and by assuming a mortgage loan for approximately $9,633.

In December 2011, we acquired one MOB with 94,238 square feet located in Greenwood, Indiana for approximately $21,000, excluding closing costs. We recorded intangible lease assets of $4,867 related to this acquisition. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In December 2011, we acquired one senior living community located in Walnut Creek, California with 57 living units for approximately $11,300, excluding closing costs. Five Star manages this community under a long term contract. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In February 2012, we acquired one senior living community located in Priceville, Alabama with 92 living units for approximately $11,300, excluding closing costs. Five Star manages this community under a long term contract. We funded this acquisition using cash on hand.

In December 2011 and January and February 2012, we entered five separate agreements to acquire one senior living community and four MOBs for an aggregate purchase price of $144,750, excluding closing costs. The senior living community is located in Missouri and includes 87 living units, and the four MOBs are located in Connecticut, Georgia and Hawaii and include an aggregate of 514,409 square feet. The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in an increase in rental income of $93 during the year ended December 31, 2011, and reductions in rental income of $891 and $1,006 during the years ended December 31, 2010 and 2009, respectively. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $11,318, $4,468 and $3,669 during the years ended December 31, 2011, 2010 and 2009, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

At December 31, 2011 and 2010, we had recorded intangible lease assets of $130,153, including $39,075 of capitalized above market lease values and $91,078 of the value of in place leases, and $78,117, including $24,499 of capitalized above market lease values and $53,618 of the value of in place leases, and intangible lease liabilities of $25,487 and $21,735, respectively. We recorded intangible lease assets of $52,210 and $27,837 and intangible lease liabilities of $3,770 and $10,206 for properties acquired in 2011 and 2010, respectively. Accumulated amortization of capitalized above market lease values was $9,612 and $5,494 at December 31, 2011 and 2010, respectively. The weighted average amortization

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

period of capitalized above market lease values is approximately 6.9 years. Accumulated amortization of capitalized below market lease values was $7,709 and $3,496 at December 31, 2011 and 2010, respectively. The weighted average amortization period of capitalized below market lease values is approximately 8.1 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $20,306 and $9,030 at December 31, 2011 and 2010, respectively. The weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 6.9 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $16,710 in 2012, $15,243 in 2013, $11,885 in 2014, $10,400 in 2015, $8,979 in 2016 and $19,240, thereafter.

We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. During 2011, we recorded impairment of assets charges of $1,990 to reduce the carrying value of four of our properties to their estimated fair value or sales prices less costs to sell. During 2010, we recorded impairment of assets charges of $5,965 to reduce the carrying value of seven of our properties to their estimated fair value or sales prices less costs to sell. During 2009, we recorded impairment charges of $15,530 related to 11 properties, including one of the properties classified as held for sale and one property sold in November 2009, to reduce the carrying value of these assets to their estimated sales prices less costs to sell.

At December 31, 2011, two of our properties, including one senior living community and one MOB, are classified as held for sale. These two properties are included in real estate properties on our consolidated balance sheets and have a net book value of approximately $1,715 and $3,603 at December 31, 2011 and 2010, respectively.

During 2011 and 2010, pursuant to the terms of our leases with Five Star, we purchased approximately $33,269 and $31,894, respectively, of improvements made to our properties which are leased by Five Star and the annual rent payable to us by Five Star was increased by approximately $2,665 and $2,555, respectively.

We committed $6,133 for expenditures related to 575,000 square feet of leases executed during 2011. Committed but unspent tenant related obligations based on executed leases as of December 31, 2011, were $6,912.

The allocation of the purchase price of our 2011 acquisitions is based upon preliminary estimates of the fair value of assets acquired. Consequently, amounts preliminarily allocated to assets acquired could change significantly from those used in these consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our 1999 Share Award Plan, as amended, and our 2003 Share Award Plan, collectively referred to as the Share Award Plans. We awarded 72,450 common shares with an aggregate market value of $1,732, 66,850 common shares with an aggregate market value of $1,625 and 63,450 common shares with an aggregate market value of $1,228 to our officers and certain employees of Reit Management & Research LLC, or RMR, pursuant to the Share Award Plans during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we awarded each of our Trustees 2,000 common shares in each of 2011, 2010 and 2009 with an aggregate market value of $234 ($47 to each Trustee), $222 ($44 to each Trustee) and $155 ($31 to each Trustee), respectively, pursuant to the Share Award Plans as part of their annual fees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses on our consolidated income statement at the time the awards vest.

A summary of shares granted and vested under the terms of our Share Award Plans from January 1, 2009 to December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2008	77,485	$20.79
Shares granted in 2009	73,450	$18.83
Shares vested in 2009	(48,415)	$18.61

Unvested shares at December 31, 2009	102,520	$20.04
Shares granted in 2010	76,850	$24.04
Shares vested in 2010	(60,700)	$23.85

Unvested shares at December 31, 2010	118,670	$21.83
Shares granted in 2011	82,450	$23.84
Shares vested in 2011	(68,500)	$23.36

Unvested shares at December 31, 2011	132,620	$22.86

The 132,620 unvested shares as of December 31, 2011 are scheduled to vest as follows: 50,440 shares in 2012, 39,970 shares in 2013, 27,720 shares in 2014 and 14,490 shares in 2015. As of December 31, 2011, the estimated future compensation for the unvested shares was $2,976 based on the closing share price of $22.44 on December 31, 2011. The weighted average period over which the compensation expense will be recorded is approximately 1.8 years. We recorded share based compensation expense of $1,659 in 2011, $1,445 in 2010 and $1,127 in 2009. At December 31, 2011, 2,411,065 of our common shares remain available for issuance under the Share Award Plans. All share awards are fully expensed as the grants vest.

Our cash distributions to our common shareholders for the years ended December 31, 2011, 2010 and 2009, were $1.49 per share, $1.45 per share, and $1.42 per share, respectively. The characterization of the distributions made in 2011, 2010 and 2009 was 65.64%, 68.33%, and 76.14% ordinary income, respectively; 27.48%, 31.67%, and 23.86% return of capital, respectively; 2.59%, 0%, and 0% capital gain, respectively; and 4.29%, 0%, and 0% unrecaptured Section 1250 gain, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity (Continued)

On January 4, 2012, we declared a quarterly distribution of $0.38 per common share, or $61,805, to our common shareholders for the quarter ended December 31, 2011. This distribution was paid to shareholders on February 9, 2012, using cash on hand and borrowings under our revolving credit facility.

In July and October 2011, we issued 11,500,000 and 9,200,000 common shares in two public offerings, raising net proceeds of approximately $247,498 and $184,735, respectively. In December 2010, we issued 14.4 million common shares in a public offering, raising net proceeds of approximately $282,000. We used the net proceeds from these offerings to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

Note 5. Related Person Transactions

We have adopted written Governance Guidelines that address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR. Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer is a Director of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. RMR has approximately 740 employees and provides management services to other companies in addition to us.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

On October 26, 2011, we and RMR entered into an amended and restated business management agreement, or the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the average book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the average historical cost of our other real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a diluted basis during a fiscal year and (ii) the excess if any of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share of the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average of our common shares outstanding during such year. The property management agreement provides for management fees for our MOB properties equal to 3.0% of gross rents and construction supervision fees on those properties equal to 5.0% of construction costs.

In determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, will be equal to the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition.

The aggregate business management and property management fees for 2011, 2010 and 2009 were $25,269, including $449 as an incentive fee that we expect to pay in our common shares in March 2012, $19,519, including $192 as an incentive fee which we paid in our common shares in March 2011, and $17,177, including $550 as an incentive fee which we paid in our common shares in March 2010, respectively. Business management fees are included in general and administrative expenses and property management fees are included in property operating expenses in our consolidated income statements.

RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $240, $211 and $220 for 2011, 2010 and 2009, respectively. These allocated costs are in addition to the business and property management fees we

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, which includes CWH, Hospitality Properties Trust, or HPT, Government Properties Income Trust, or GOV, Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has also agreed not to provide business management services to any other REIT that is principally engaged in the business of owning senior apartments, congregate communities, assisted living facilities, nursing homes or MOBs, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

RMR also leases from us approximately 4,100 square feet of office space for one of its regional offices. We earned approximately $180, $169 and $101 in rental income from RMR in 2011, 2010 and 2009, respectively, which we believe is commercially reasonable rent for such office space.

Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

As part of our annual restricted share grants under our 1999 Share Award Plan, or the 1999 Plan, as amended, or our 2003 Share Award Plan, or the 2003 Plan, collectively referred to as the Share Award Plans, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2011, 2010 and 2009, respectively, we granted a total of 72,450, 66,850 and 63,450 restricted shares with an aggregate value of $1,732, $1,625 and $1,228 to such persons, based upon the closing price of our common shares on the New York Stock Exchange on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Five Star is our former subsidiary and our largest tenant, and we are Five Star's largest stockholder. As of February 17, 2012, we owned 4,235,000 shares of common stock of Five Star (which includes the 1,000,000 shares of Five Star common stock we purchased from the underwriters in Five Star's public equity offering it completed in June 2011), which represented approximately 8.8% of Five Star's outstanding shares of common stock. On December 31, 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. At the time of this spin off, all of the persons serving as Five Star's directors were also our Trustees. In order to effect this spin off of Five Star and to govern relations after the spin off, Five Star entered into agreements with us and others, including RMR, CWH and HPT. Since then Five Star has entered into various leases with us and other agreements that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  we have the option to cancel all of Five Star's rights under the leases it has with us upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock and upon other change in control events affecting Five Star, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of disputes, claims and controversies arising from Five Star's leases with us may be referred to binding arbitration proceedings; and

  •
  so long as Five Star is a tenant of ours or so long as Five Star has a business management agreement with RMR, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR without first giving us or such company managed by RMR, as applicable, the opportunity to acquire or finance real estate investments of the type in which we or such company invests.

RMR provides management services to both us and Five Star; Mr. Barry Portnoy is one of our Managing Trustees and is a managing director of Five Star; all of our officers and certain officers of Five Star (including Five Star's President and Chief Executive Officer, its Chief Financial Officer and Treasurer and its Executive Vice President and General Counsel) are officers of RMR. Accordingly, the transactions between us and Five Star that we entered into after Five Star became a separate public company and that are described herein were approved by our Independent Trustees and Five Star's independent directors who are not trustees or directors of the other company.

As of December 31, 2011, we leased 188 senior living communities and two rehabilitation hospitals to Five Star. Under Five Star's leases with us, Five Star pays us rent based on minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

total minimum annual rent payable to us under those leases as of December 31, 2011 was $195,228, excluding percentage rent based on increases in gross revenues at certain properties. The total rent we recognized from Five Star for the years ended December 31, 2011, 2010 and 2009 was $195,400, $189,682 and $178,909, respectively.

In 2009 and 2010 there were additional transactions between us and Five Star, including a Lease Realignment Agreement Five Star entered into with us to assist us in obtaining mortgage refinancing from the Federal National Mortgage Association, or FNMA, that was secured by 28 properties owned by us and leased to Five Star. A further description of the terms of certain of those transactions is included in our annual reports to shareholders and our Annual Reports on Form 10-K filed with the Securities and Exchange Commission, or the SEC, in each case for the years ended December 31, 2010 and December 31, 2009. Since January 2011, we engaged in additional transactions with Five Star, including:

  •
  In November 2010, at Five Star's request, we agreed to sell three skilled nursing facilities in Georgia with an aggregate 329 licensed beds that were leased to Five Star for an aggregate sales price of approximately $18,000. We consummated the sale of two of these communities in May 2011 and one community in June 2011, and Five Star's annual rent to us decreased by approximately $1,792.

  •
  In January 2011, at Five Star's request, we agreed to sell one assisted living community in Pennsylvania with 70 licensed units that was leased to Five Star for a sales price of approximately $800. We sold this community in May 2011, and Five Star's annual rent to us decreased by approximately $72.

  •
  In March 2011, we agreed to acquire 20 senior living communities located in five states in the southeastern United States for approximately $304,000 excluding closing costs. In May 2011, we entered into long term contracts with Five Star to manage 15 of these 20 communities for our 100% owned TRSs. As of December 31, 2011, we had acquired 18 of these 20 communities; and Five Star is managing 13 of these acquired communities for our account and leasing the remaining five from us. If we acquire the two remaining communities, we expect that Five Star will manage them for our account. Our acquisitions of the two remaining communities are subject to conditions and may not occur. The five leased communities were added to our combination leases with Five Star, which have current terms expiring at various dates ranging from April 2017 to June 2026, and the rent under those leases increased by approximately $6,923 per year plus percentage rent commencing in 2013.

  •
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

  •
  In July 2011, we agreed to acquire nine senior living communities located in six states for approximately $478,000, excluding closing costs. We completed the acquisition of eight of these communities in December 2011. We are leasing seven of these communities to our 100% owned

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

    TRSs, and Five Star is managing all eight of these communities for our account under long term management contracts. Following the acquisition of the ninth community, we expect we will lease that community to a TRS and that Five Star will manage that community for our account under a long term management contract; however, the acquisition of the community is subject to conditions and may not occur.

  •
  In August 2011, we agreed with Five Star that we should sell one assisted living community located in Pennsylvania with 103 living units, which Five Star leases from us. We and Five Star are in the process of selling this assisted living community and, if sold, Five Star's annual minimum rent payable to us will decrease by 9.0% of the net proceeds of the sale to us, in accordance with the terms of our lease with Five Star.

  •
  In December 2011, we acquired a senior living community with 57 living units and entered into a long term management contract with Five Star to manage this community on terms substantially consistent with those that we have previously entered into with Five Star for communities that include assisted living units.

  •
  In February 2012, we acquired a senior living community with 92 living units and entered into a long term management contract with Five Star to manage this community on terms substantially consistent with those that we have previously entered into with Five Star for communities that include assisted living units.

The management contracts for the communities Five Star manages for our account, or the Management Contracts, provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The Management Contracts have an initial term of 20 years and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The Management Contracts provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual. As of December 31, 2011, all of our Management Contracts with Five Star have been made subject to a pooling agreement we entered with Five Star in connection with the communities we agreed to acquire in March 2011 referred to above, except for a community Five Star manages for our account that only includes independent living apartments. Communities with only independent living apartments will be subject to a separate pooling agreement. Under the pooling agreement currently in effect, determinations of fees and expenses of the various communities that are subject to the applicable pooled Management Contracts are aggregated, including determination of our return of our invested capital and Five Star's incentive fees. Under the pooling agreement, after December 31, 2017, we have the right, subject to Five Star's cure rights, to terminate all, but not less than all, the Management Contracts that are subject to the pooling agreement if we do not receive our minimum return in each of three consecutive years. In addition, under the pooling

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

agreement, Five Star has a limited right to require the sale of underperforming communities. Also, under the pooling agreement, any nonrenewal notice given by Five Star with respect to a community that is subject to the pooling agreement would be deemed a nonrenewal with respect to all the communities (and related Management Contracts) that are the subject of the pooling agreement. Special committees of each of our Board of Trustees and Five Star's board of directors composed solely of our Independent Trustees and Five Star's independent directors who are not also trustees or directors of the other party and who were represented by separate counsel reviewed and approved the terms of the initial Management Contracts and pooling agreement. We expect the terms of the pooling agreement for communities with only independent living apartments will be on substantially the same terms. The terms of the subsequent Management Contracts and pooling agreement were approved by our Independent Trustees and Board of Trustees and by the independent directors and board of directors of Five Star. For the year ended December 31, 2011, we incurred $835 in management fees and reimbursed $19,762 of costs to Five Star related to the communities Five Star manages for our account.

We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star, although there can be no assurances that we will do so. For example, in February 2012, we agreed to acquire an independent living community located in Missouri, which we expect to acquire in the first half of 2012 and which we expect Five Star would manage for our account pursuant to a long term management contract on terms similar to those management arrangements we currently have with Five Star and which we expect would be included in a separate pooling agreement that would include Management Contracts for communities consisting of only independent living apartments. However, this acquisition is subject to conditions and may not close.

During the year ended December 31, 2011, pursuant to the terms of our existing leases with Five Star, we purchased $33,269 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,665.

Simultaneously with the negotiation of the management contract terms described above, in May 2011, we and Five Star entered into a bridge loan, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of the purchase price payable by Five Star for six senior living communities. The Bridge Loan is secured by mortgages on three of the six communities acquired by Five Star and on four other senior living communities owned by Five Star, in each case including related furniture, fixtures and equipment. The Bridge Loan matures on July 1, 2012, and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%, or 2.90% as of December 31, 2011. As of December 31, 2011, $38,000 aggregate principal amount was outstanding and no additional amounts remain available for borrowing under the Bridge Loan. We recognized interest income from this Bridge Loan of $593 in the year ended December 31, 2011.

The terms of the leases and Bridge Loan between us and Five Star were reviewed and approved by special committees of each of our Board of Trustees and Five Star's board of directors composed solely of Independent Trustees or independent directors who are not also trustees or directors of the other party and who were represented by separate counsel. Our leases, management agreements and Bridge

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Loan with Five Star include arbitration provisions for the resolution of certain disputes, claims and controversies.

CWH was formerly our parent. We were spun off to CWH's shareholders in 1999. At the time of our spin off from CWH, we and CWH entered into a transaction agreement pursuant to which, among other things, we and CWH agreed that so long as CWH owns 10% or more of our common shares, we and CWH engage the same manager or we and CWH have any common managing trustees: (1) CWH will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding medical office properties, medical clinics and clinical laboratory buildings, without the prior approval of a majority of our Independent Trustees, and (2) we will not make any investment in office buildings, warehouses or malls, including medical office properties and clinical laboratory buildings without the prior approval of a majority of CWH's independent trustees.

In May 2008, concurrently with our agreements to purchase 47 MOBs from CWH for $562,000, we and CWH entered into an amendment to the transaction agreement to permit us, rather than CWH, to invest in MOBs. At the same time, CWH granted us a right of first refusal to purchase up to 45 additional identified properties that CWH owned and that were leased to tenants in medical related businesses in the event CWH determined to sell such properties, including an indirect sale as a result of a change of control of CWH or subsidiaries which owned those properties.

Between November 2010 and January 2011, we purchased from CWH 27 properties (approximately 2.8 million square feet), which were majority leased as MOBs, for an aggregate purchase price of $470,000, excluding closing costs. On September 30, 2011, we acquired from CWH 13 additional properties (approximately 1.3 million square feet), which were majority leased as MOBs, for an aggregate purchase price of $167,000, excluding closing costs. Certain of the properties included in these purchases were subject to our right of first refusal referred to above. In connection with our September 2011 purchases of the additional 13 MOBs, we and CWH terminated the existing right of first refusal, as substantially all of the properties that were subject to that right of first refusal had been purchased by us. Our purchase agreements with CWH include arbitration provisions for the resolution of certain disputes, claims and controversies.

As of February 17, 2012, we owned 250,000 of CWH's common shares. Both we and CWH are managed by RMR; Messrs. Barry Portnoy and Adam Portnoy are Managing Trustees of both us and CWH; Mr. Frederick Zeytoonjian is an Independent Trustee of both us and CWH. Also, all of our and CWH's officers are officers of RMR. Accordingly, the purchase and amendment agreements between us and CWH described above were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also independent trustees of the other company.

Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star, CWH, HPT, GOV and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and GOV, but not Five Star or TA. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. We

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

We, RMR, Five Star, CWH, HPT, GOV and TA each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement that we, the other shareholders of AIC and AIC are parties to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

As of February 17, 2012, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Our investment had a carrying value of $5,291 and $5,076 as of December 31, 2011 and 2010, respectively, which are included in other assets on our consolidated balance sheets. For 2011, we recognized income of $139 and for 2010 and 2009, we recognized losses of $1 and $134, respectively, related to our investment in AIC. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our annual premium for this property insurance of approximately $1,600 and $275 was paid in 2011 and 2010, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6. Loan Receivable

In May 2011, we and Five Star entered into a loan agreement under which we agreed to lend Five Star up to $80,000 to fund Five Star's purchase of six senior living communities that Five Star had agreed to acquire for an aggregate purchase price of approximately $122,800. Since June 2011, Five Star has completed its acquisition of these six communities and had borrowed all $80,000 of this Bridge Loan and has repaid $42,000. As of December 31, 2011, $38,000 in aggregate principal amount was outstanding and no additional borrowings were available under this Bridge Loan. The Bridge Loan is secured by mortgages on three of these senior living communities that Five Star acquired and on four other senior living communities owned by Five Star. The Bridge Loan matures on July 1, 2012 and bears interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%; as of December 31, 2011, the interest rate was 2.9% under the Bridge Loan. We recognized interest income from this Bridge Loan of $593 for the year ended December 31, 2011, which is included in interest and other income in our consolidated statements of income.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness

Our principal debt obligations at December 31, 2011 were: our $750,000 unsecured revolving credit facility; four public issuances of unsecured senior notes, including: $225,000 principal amount due 2012 at an annual interest rate of 8.625% (we repaid, at maturity, all $225,000 of these senior notes in January 2012), $250,000 principal amount due 2016 at an annual interest rate of 4.30%, $200,000 principal amount due 2020 at an annual interest rate of 6.75% and $300,000 principal amount due 2021 at an annual interest rate of 6.75%; and $847,404 aggregate principal amount of mortgages secured by 79 of our properties. The 79 mortgaged properties had a carrying value of $1,126,006 at December 31, 2011. We also have two properties subject to capital leases totaling $14,211 at December 31, 2011; these two properties had a carrying value of $16,027 at December 31, 2011.

In connection with the acquisitions discussed in Note 3 above, during the year ended December 31, 2011, we assumed $217,317 of mortgage debt with a weighted average interest rate of 5.94% and a weighted average maturity of 5.3 years. We recorded the assumed mortgages at their fair value which approximated their outstanding principal balances. We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

In June 2011, we entered into a new $750,000 unsecured revolving credit facility with a group of 26 institutional lenders that we use for acquisitions, working capital and general business purposes. The new facility replaces our previous $550,000 unsecured revolving credit facility which had been scheduled to mature on December 31, 2011. In connection with this refinancing, we recorded a loss on early extinguishment of debt of $427 from the write off of unamortized deferred financing fees related to our previous $550,000 revolving credit facility. The maturity date of the new facility is June 24, 2015 and includes an option for us to extend the facility for one year to June 24, 2016 as well as includes a feature under which maximum borrowings may be increased up to $1,500,000 in certain circumstances. Interest paid under the new facility is set at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings. We can borrow, repay and reborrow until maturity, and no principal repayment is due until maturity. The interest rate payable on borrowings under this revolving credit facility was 1.90% at December 31, 2011. In addition to interest, we pay certain fees to maintain this revolving credit facility and we amortize certain set up costs. Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of December 31, 2011, we had no amounts outstanding and $750,000 available under this revolving credit facility. Our revolving credit facility contains financial covenants that require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants and with the comparable covenants of our prior credit facility during the periods presented.

In January 2011, we sold $250,000 of senior unsecured notes. The notes require interest at a fixed rate of 4.30% per annum and are due in 2016. Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses, were approximately $245,354. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $120,000 in borrowings under our revolving credit facility and for general business purposes, including funding in part the acquisitions described in Note 3 above.

In December 2011, we sold $300,000 of senior unsecured notes. The notes require interest at a fixed rate of 6.75% per annum and are due in 2021. Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses, were approximately $292,170. Interest on the notes is

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $70,000 in borrowings under our revolving credit facility and for general business purposes, including funding in part the acquisitions described in Note 3 above.

In April 2010, we sold $200,000 of senior unsecured notes. The notes require interest at a fixed rate of 6.75% per annum and are due in 2020. Net proceeds from the sale of the notes, after underwriting discounts, fees and other expenses, were approximately $194,945. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $58,000 in borrowings under our revolving credit facility, to fund the redemption of all $97,500 of our outstanding 7.875% senior notes due 2015 and for general business purposes, including funding in part the acquisitions described in Note 3 above.

As described above, in April 2010 we called all of our outstanding 7.875% senior notes due 2015 for redemption on May 17, 2010. As a result of this redemption, we recorded a loss on early extinguishment of debt of $2,433 consisting of the debt prepayment premium of approximately $1,280 and the write off of unamortized deferred financing fees and debt discount of approximately $1,153.

At December 31, 2011 and 2010, our additional outstanding debt consisted of the following:

			December 31, 2011		December 31, 2010
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$225,000	$—	$225,000	$128
Senior notes	4.300%	2016	250,000	2,154	—	—
Senior notes	6.750%	2020	200,000	1,777	200,000	1,992
Senior notes	6.750%	2021	300,000	5,299	—	—

Total unsecured debt			$975,000	$9,230	$425,000	$2,120

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

	Principal Balance as of December 31,						Net Book Value of Collateral
			Interest Rate		Number of Properties as Collateral	Initial Cost of Collateral
Secured and Other Debt	2011(1)	2010(1)		Maturity			2011	2010
Mortgage(2)	$12,400	$—	6.03%	Mar 2012	1	$17,158	$17,076	$—
Mortgage	2,356	2,419	6.73%	June 2012	1	4,450	3,696	3,780
Mortgages	30,580	31,552	6.97%	July 2012	16	70,114	61,542	63,300
Mortgage(3)	3,177	—	6.07%	Sept 2012	1	22,143	21,838	—
Mortgage	4,224	4,307	6.50%	Jan 2013	1	7,560	7,406	7,450
Mortgages	10,920	11,255	6.11%	Dec 2013	4	17,034	14,814	15,225
Mortgages	14,009	14,245	6.91%	Dec 2013	2	36,359	33,702	34,347
Mortgages	37,619	—	5.83%	June 2014	2	79,000	79,108	—
Mortgage(3)	5,215	—	5.65%	June 2015	—	—	—	—
Mortgage	11,747	—	6.37%	July 2015	1	14,849	14,697	—
Mortgages	13,310	—	5.66%	July 2015	3	26,606	26,377	—
Mortgage	2,946	—	5.88%	July 2015	1	15,397	15,173	—
Mortgage	4,684	—	5.81%	Oct 2015	1	8,600	8,532	—
Mortgage	6,581	—	5.97%	Apr 2016	1	10,272	10,194	—
Mortgage	93,133	—	5.924%	Nov 2016	2	157,500	157,640	—
Mortgage	12,695	—	6.25%	Nov 2016	1	22,102	21,984	—
Mortgages	47,688	48,565	6.54%	May 2017	8	62,500	57,873	59,067
Mortgage(4)	300,669	303,948	6.71%	Sept 2019	28	617,161	505,214	506,805
Mortgage(4)	200,078	202,449	6.39%	Sept 2019	—	—	—	—
Mortgage(5)	3,515	3,742	7.31%	Jan 2022	1	18,827	17,243	17,703
Mortgage(5)	1,725	1,833	7.85%	Jan 2022	—	—	—	—
Mortgage	3,619	—	6.25%	Jan 2033	1	5,200	4,807	—
Mortgage	9,623	—	5.95%	Sept 2038	2	11,425	19,589	—
Bonds	14,700	14,700	5.875%	Dec 2027	1	34,307	27,503	28,409
Capital leases	14,211	14,575	7.7%	Apr 2026	2	28,601	16,027	17,983

Total secured	$861,424	$653,590				$1,287,165	$1,142,035	$754,069

(1)
The principle balances are the amounts stated in the contracts. In accordance with generally accepted accounting principles, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2011 and 2010, the unamortized net premiums on certain of these mortgages were $191 and $420, respectively.

(2)
In February 2012 we repaid this debt.

(3)
These two mortgages are collateralized by one property acquired in June 2011.

(4)
These two mortgages were closed in August 2009 and are collateralized by 28 properties. A part of the loan requires interest at a fixed rate of 6.71% and a part of the loan requires interest at a variable rate which was partially protected by an interest rate hedge provided by the lender, FNMA, and was effectively at 6.39% on December 31, 2011.

(5)
These two mortgages are collateralized by one MOB property acquired in July 2008.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

We include amortization of capital lease assets in depreciation expense. Assets encumbered by capital leases had a net book value of $14,211 and $14,575 at December 31, 2011 and 2010, respectively.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2011, are as follows:

2012	$286,119
2013	41,316
2014	49,161
2015	48,967
2016	360,587
Thereafter	1,050,274

Note 8. Fair Value of Assets and Liabilities

The table below presents the fair value of certain of our assets and liabilities at December 31, 2011 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets held for sale(1)	$1,715	$—	$1,715
Investments in available for sale securities(2)	$16,865	$16,865	$—
Unsecured senior notes(3)	$991,889	$991,889	$—

(1)
Assets held for sale consist of two of our properties that we expect to sell that are reported at fair value. We used offers to purchase the properties made by third parties or comparable sales transactions (Level 2 inputs) to determine fair value of these properties and, during the year ended December 31, 2011, we recorded an impairment of assets charge of $1,824 to reduce their values to the amount stated. We have recorded cumulative impairments of approximately $8,621 to these properties in order to reduce their book values to fair value. In addition, during 2011 we recorded an impairment of assets charge of $166 related to two properties that we sold in May and June 2011.

(2)
Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2011 in active markets (Level 1 inputs).

(3)
We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our three issuances of senior notes (Level 1 inputs) on or about December 31, 2011. The fair values of these senior note obligations exceed their book values of $965,770 by $26,119 because these notes were trading at a premium to their face amounts.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Fair Value of Assets and Liabilities (Continued)

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, loan receivable, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2011 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessee as of and for the years ended December 31, 2011 and 2010:

	At December 31, 2011		At December 31, 2010
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,150,722	46%	$2,032,155	54%
All others	2,570,869	54%	1,729,557	46%

	$4,721,591	100%	$3,761,712	100%

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Rental income	% of Total	Rental income	% of Total
Five Star	$195,409	46%	$189,682	56%
All others	226,757	54%	150,431	44%

	$422,166	100%	$340,113	100%

(1)
Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation.

As discussed above, Five Star is our former subsidiary and both we and Five Star have management contracts with RMR. Five Star is the lessee of 46% of our investments, at cost, as of December 31, 2011. Five Star is included in our short and long term residential care communities segment. Five Star also manages a portfolio of 22 senior living communities for our account. The foregoing table does not include the revenues we realize from these Managed Communities as a Five Star obligation because Five Star is not obligated to pay the rent for the Managed Communities. The following tables present summary financial information for Five Star for the years ended December 31, 2011, 2010 and 2009, as reported in its Annual Report on Form 10-K.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Concentration of Credit Risk (Continued)

Summary Financial Information of Five Star Quality Care, Inc.

	For the Year Ended December 31,
	2011	2010	2009
Operations
Total revenues	$1,281,764	$1,213,261	$1,142,740
Operating income	21,348	26,124	10,532
Income from continuing operations	68,277	25,562	40,420
Net income	64,201	23,492	38,330

	For the Year Ended December 31,
	2011	2010	2009
Cash Flows
Cash provided by operating activities	$44,414	$109,779	$28,836
Net cash used in discontinued operations	(156)	(1,823)	(1,393)
Cash used in investing activities	(127,302)	(37,665)	(24,709)
Cash provided by (used in) financing activities	90,648	(54,538)	(13,855)
Change in cash and cash equivalents	7,604	15,753	(11,121)
Cash and cash equivalents at the beginning of the period	20,770	5,017	16,138
Cash and cash equivalents at the end of the period	28,374	20,770	5,017

	As of December 31,
	2011	2010
Financial Position
Current assets	$141,516	$135,965
Non-current assets	441,961	243,829
Total indebtedness	122,713	45,729
Current liabilities	189,331	137,911
Non-current liabilities	113,952	77,116
Total shareholders' equity	280,194	164,767

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC. References in these financial statements to the Annual Report on Form 10-K for Five Star are included as textual references only, and the information in Five Star's Annual Report on Form 10-K is not incorporated by reference into these financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting

We have three operating segments, of which two are reportable operating segments. The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs. Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants of our leased communities and we earn fees and services revenues from the residents of our Managed Communities. Our Managed Communities commenced operations in June 2011. Properties in the MOB segment include those leased to medical providers or medical related businesses, clinics and biotech laboratory tenants. The "All Other Operations" category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Year Ended December 31, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$242,652	$161,809	$17,705	$422,166
Residents fees and services	27,851	—	—	27,851

Total revenues	270,503	161,809	17,705	450,017
Expenses:
Depreciation expense	71,020	38,453	3,792	113,265
Property operating expenses	21,639	47,328	—	68,967
General and administrative	—	—	26,041	26,041
Acquisition related costs	—	—	12,239	12,239
Impairment of assets	1,028	962	—	1,990

Total expenses	93,687	86,743	42,072	222,502

Operating income (loss)	176,816	75,066	(24,367)	227,515
Interest and other income	—	—	1,451	1,451
Interest expense	(43,862)	(996)	(53,404)	(98,262)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	139	139

Income (loss) before income tax expense	154,190	74,149	(76,608)	151,731
Income tax expense	—	—	(312)	(312)

Net income (loss)	$154,190	$74,149	$(76,920)	$151,419

Total assets	$2,461,532	$1,487,364	$434,152	$4,383,048

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2010
	Short and Long Term Residential Care Facilities	MOBs	All Other	Consolidated
Rental income	$237,578	$85,152	$17,383	$340,113
Expenses:
Depreciation expense	66,172	20,445	3,792	90,409
Property operating expenses	—	20,169	—	20,169
General and administrative	—	—	21,677	21,677
Acquisition related costs	—	—	3,610	3,610
Impairment of assets	1,095	4,870	—	5,965

Total expenses	67,267	45,484	29,079	141,830

Operating income (loss)	170,311	39,668	(11,696)	198,283
Interest and other income	—	—	844	844
Interest expense	(41,076)	(862)	(38,079)	(80,017)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Gain on sale of properties	109	—	—	109
Equity in losses of an investee	—	—	(1)	(1)

Income (loss) before income tax expense	129,344	38,806	(51,365)	116,785
Income tax expense	—	—	(300)	(300)

Net income (loss)	$129,344	$38,806	$(51,665)	$116,485

Total assets	$1,905,938	$1,167,994	$318,724	$3,392,656

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2009
	Short and Long Term Residential Care Facilities	MOBs	All Other	Consolidated
Rental income	$226,247	$53,862	$17,290	$297,399
Expenses:
Depreciation expense	61,122	13,669	3,792	78,583
Property operating expenses	—	14,901	—	14,901
General and administrative	—	—	19,825	19,825
Acquisition related costs	—	—	3,327	3,327
Impairment of assets	3,784	11,746	—	15,530

Total expenses	64,906	40,316	26,944	132,166

Operating income (loss)	161,341	13,546	(9,654)	165,233
Interest and other income	—	—	935	935
Interest expense	(21,297)	(743)	(34,364)	(56,404)
Gain on sale of properties	397	—	—	397
Equity in losses of an investee	—	—	(134)	(134)

Income (loss) before income tax expense	140,441	12,803	(43,217)	110,027
Income tax expense	—	—	(312)	(312)

Net income (loss)	$140,441	$12,803	$(43,529)	$109,715

Total assets	$1,972,435	$738,093	$277,398	$2,987,926

Note 11. Income Taxes

Our provision for income taxes consists of the following:

	For the year ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	312	300	312

	312	300	312

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax provision	$312	$300	$312

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Income Taxes (Continued)

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2011	2010	2009
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.2%	0.3%	0.3%
Change in valuation allowance	0.4%	—	—
Other differences, net	(0.4)%	—	—

Effective tax rate	0.2%	0.3%	0.3%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2011	2010
Deferred tax assets:
Reserves	$489	$—
Tax loss carry forwards	241	—
Other	—	—

	730	—
Valuation allowance	(617)	—

	113	—

Deferred tax liabilities:
Depreciable assets	(113)	—

	—	—

Net deferred tax liabilities	$—	$—

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheet.

Because of our TRSs' short operating history and the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2011. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations. As of December 31, 2011, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $620, which if unused, begin to expire in 2031.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12. Selected Quarterly Financial Data (unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2011 and 2010. Reclassifications have been made to the prior quarters and prior years results to conform rental income, property operating expenses, general and administrative expenses, interest and other income and impairment of assets to the current classification. These reclassifications had no effect on net income or shareholders' equity.

	2011
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Revenues	$98,077	$100,748	$113,277	$136,603
Net income	31,776	51,048	29,996	38,599
Per share data:
Net income	$0.22	$0.36	$0.20	$0.24
Common distributions declared(2)	$0.37	$0.37	$0.38	$0.38

	2010
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
Revenues	$80,704	$81,008	$81,164	$97,295
Net income	29,984	24,559	28,078	33,864
Per share data:
Net income	$0.24	$0.19	$0.22	$0.26
Common distributions declared(2)	$0.36	$0.36	$0.37	$0.37

(1)
Amounts previously reported have been adjusted as follows:

	2011
	First Quarter	Second Quarter	Third Quarter
Total revenues as previously reported in 2011	$98,077	$100,748	$113,277
Total reclassifications	475	414	423

Total revenues restated	$98,552	$101,162	$113,700

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues as previously reported in 2010	$80,704	$81,008	$81,164	$97,295
Total reclassifications	54	(30)	(150)	68

Total revenues restated	$80,758	$80,978	$81,014	$97,363

(2)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 13. Pro Forma Information (unaudited)

        During 2011, we purchased 28 senior living communities and 28 MOBs for $991,618, sold four skilled nursing facilities, one assisted living community and two MOBs for $39,460, recording a gain on sale of approximately $21,315 and, pursuant to the terms of our existing leases with Five Star, we purchased $33,269 of improvements made to our properties leased to Five Star. During 2011, we recognized an impairment of assets charge of $1,990 related to four properties. We assumed $217,317 of mortgage debt at a weighted average interest rate of 5.94% and incurred $2,540 of deferred financing fees related to certain of our 2011 acquisitions. In January 2011, we sold $250,000 unsecured senior notes due 2016 at a fixed rate of 4.30% per annum and incurred $1,973 of deferred financing fees related to this debt financing. In June 2011, we refinanced our $550,000 revolving credit facility with a $750,000 revolving credit facility maturing in June 2015 and incurred $6,723 of deferred financing fees related to this refinancing. We recorded a loss on early extinguishment of debt of $427 related to this revolving credit facility refinancing. In December 2011, we sold $300,000 unsecured senior notes due 2021 at a fixed rate of 6.75% per annum and incurred $2,487 of deferred financing fees related to this debt financing.

        During 2010, we purchased 26 MOBs for $433,955, sold four skilled nursing facilities for $1,450, recording a gain on sale of approximately $109 and, pursuant to the terms of our existing leases with Five Star, we purchased $31,894 of improvements made to our properties leased to Five Star. During 2010, we recognized an impairment of assets charge of $5,965 related to seven properties. In April 2010, we sold $200,000 unsecured senior notes due 2020 at a fixed rate of 6.75% per annum and incurred $2,907 of deferred financing fees related to this debt financing. In May 2010, we redeemed all $97,500 of our outstanding 7.875% senior notes due 2015 and recorded a loss on early extinguishment of debt of $2,433.

        The following table presents our pro forma results of operations as if all of these 2010 and 2011 activities were completed on January 1, 2010. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our equity or debt structure.

	For the Yea Ended December 31,
	2011	2010
Total revenues	$589,898	$586,577
Net income	$150,575	$137,198
Per common share data:
Net income	$0.93	$0.84

        During the year ended December 31, 2011, we recognized revenues of $60,395, operating expenses of $29,604 and interest expense of $2,915, arising from our acquisitions completed in 2011.

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Birmingham	AL	$580	$5,980	$122	$—	$580	$6,102	$6,682	$513	8/1/2008	2001
Birmingham	AL	600	7,574	360	—	600	7,934	8,534	664	8/1/2008	2000
Cullman(4)	AL	287	3,415	289	—	287	3,704	3,991	755	11/19/2004	1998
Madison(4)	AL	334	3,981	429	—	334	4,410	4,744	866	11/19/2004	1998
Sheffield(4)	AL	394	4,684	454	—	394	5,138	5,532	988	11/19/2004	1998
Peoria(4)	AZ	2,687	15,843	1,913	—	2,687	17,756	20,443	5,221	1/11/2002	1990
Phoenix	AZ	3,820	6,711	(45)	—	3,820	6,666	10,486	167	12/22/2010	1982
Phoenix	AZ	1,380	6,349	5	—	1,380	6,354	7,734	40	9/30/2011	1987
Scottsdale	AZ	941	8,807	129	—	941	8,936	9,877	3,937	5/16/1994	1990
Scottsdale	AZ	2,315	13,650	3,651	—	2,315	17,301	19,616	4,575	1/11/2002	1984
Sun City	AZ	1,189	10,569	158	—	1,189	10,727	11,916	4,704	6/17/1994	1990
Sun City West	AZ	395	3,307	—	—	395	3,307	3,702	833	2/28/2003	1998
Tuscon(4)	AZ	4,429	26,119	3,212	—	4,429	29,331	33,760	8,450	1/11/2002	1989
Yuma	AZ	223	2,100	2,129	—	223	4,229	4,452	1,562	6/30/1992	1984
Yuma	AZ	103	604	193	—	103	797	900	385	6/30/1992	1984
Anaheim	CA	2,850	6,964	186	—	2,850	7,150	10,000	610	7/9/2008	1992
Encinitas	CA	1,510	18,042	304	—	1,510	18,346	19,856	1,745	3/31/2008	1999
Fremont	CA	3,200	10,177	—	—	3,200	10,177	13,377	64	9/30/2011	1990
Fremont	CA	3,750	12,656	—	—	3,750	12,656	16,406	79	9/30/2011	1985
Fremont	CA	4,580	10,370	416	—	4,580	10,786	15,366	65	9/30/2011	1991
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,549	12/28/1990	1963
Fresno	CA	880	12,751	243	—	880	12,994	13,874	1,226	3/31/2008	1996
Laguna Hills	CA	3,172	28,184	435	—	3,172	28,619	31,791	12,373	9/9/1994	1975
Lancaster	CA	601	1,859	2,735	—	601	4,594	5,195	1,860	12/28/1990	1969
Los Angeles	CA	24,640	88,277	198	—	24,640	88,475	113,115	2,394	11/22/2010	1978
Los Angeles	CA	24,640	90,352	422	—	24,640	90,774	115,414	2,453	11/22/2010	1978
Redlands	CA	1,770	9,982	173	—	1,770	10,155	11,925	959	3/31/2008	1999
Roseville	CA	1,620	10,262	216	—	1,620	10,478	12,098	989	3/31/2008	1998
San Bernardino	CA	1,250	9,069	653	—	1,250	9,722	10,972	1,451	8/31/2006	1988

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
San Diego	CA	$2,466	$46,473	$—	$—	$2,466	$46,473	$48,939	$2,808	8/6/2009	1986
San Diego	CA	1,225	23,077	—	—	1,225	23,077	24,302	1,394	8/6/2009	1986
San Diego	CA	1,508	28,753	—	—	1,508	28,753	30,261	1,737	8/6/2009	1986
San Diego(4)	CA	9,142	53,904	8,176	—	9,142	62,080	71,222	17,230	1/11/2002	1987
Stockton	CA	382	2,750	500	—	382	3,250	3,632	1,694	6/30/1992	1968
Stockton	CA	670	14,419	289	—	670	14,708	15,378	1,385	3/31/2008	1999
Stockton(4)	CA	1,176	11,171	5,109	—	1,176	16,280	17,456	3,449	9/30/2003	1988
Thousand Oaks	CA	622	2,522	2,286	—	622	4,808	5,430	1,959	12/28/1990	1965
Van Nuys	CA	718	378	673	—	718	1,051	1,769	511	12/28/1990	1969
Walnut Creek	CA	2,010	9,290	32	—	2,010	9,322	11,332	11	12/1/2011	1996
Canon City	CO	292	6,228	1,015	(3,512)	292	3,731	4,023	1,200	9/26/1997	1970
Colorado Springs	CO	245	5,236	1,238	(3,031)	245	3,443	3,688	1,141	9/26/1997	1972
Delta	CO	167	3,570	763	—	167	4,333	4,500	1,601	9/26/1997	1963
Grand Junction	CO	204	3,875	1,419	—	204	5,294	5,498	2,417	12/30/1993	1968
Grand Junction	CO	173	2,583	2,079	—	173	4,662	4,835	2,142	12/30/1993	1978
Lakewood	CO	232	3,766	2,787	—	232	6,553	6,785	2,857	12/28/1990	1972
Littleton	CO	185	5,043	2,223	—	185	7,266	7,451	3,437	12/28/1990	1965
Littleton	CO	400	3,507	—	—	400	3,507	3,907	883	2/28/2003	1998
Wheat Ridge(4)	CO	470	3,373	—	—	470	3,373	3,843	148	4/1/2010	2005
Cromwell	CT	570	5,304	—	—	570	5,304	5,874	133	12/22/2010	1998
Wallingford	CT	430	3,136	—	—	430	3,136	3,566	78	12/22/2010	1984
Washington	DC	13,700	8,400	514	—	13,700	8,914	22,614	697	12/22/2008	1966
Washington	DC	13,600	24,880	1,622	—	13,600	26,502	40,102	1,749	5/20/2009	1976
Newark	DE	2,010	11,852	2,770	—	2,010	14,622	16,632	3,934	1/11/2002	1982
Newark	DE	1,500	19,447	307	—	1,500	19,754	21,254	1,871	3/31/2008	1998
Wilmington	DE	4,365	25,739	1,570	—	4,365	27,309	31,674	7,746	1/11/2002	1988
Wilmington	DE	38	227	1,055	—	38	1,282	1,320	297	1/11/2002	1965
Wilmington	DE	869	5,126	3,133	—	869	8,259	9,128	2,241	1/11/2002	1989
Wilmington(4)	DE	1,179	6,950	1,275	—	1,179	8,225	9,404	2,455	1/11/2002	1974
Alachua	FL	1,080	1,675	9	—	1,080	1,684	2,764	24	6/6/2011	1985

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Alachua	FL	$165	$—	$—	$—	$165	$—	$165	$—	6/6/2011	—
Alachua	FL	331	—	—	—	331	—	331	—	6/6/2011	—
Alachua	FL	512	4,935	1	—	512	4,936	5,448	72	6/6/2011	2009
Alachua	FL	512	4,941	2	—	512	4,943	5,455	72	6/6/2011	2009
Alachua(4)	FL	570	4,276	5	—	570	4,281	4,851	45	7/26/2011	2007
Alachua	FL	4,000	—	—	—	4,000	—	4,000	—	8/30/2011	—
Boca Raton	FL	4,166	39,633	729	—	4,166	40,362	44,528	17,782	5/20/1994	1994
Boca Raton(4)	FL	3,200	46,800	71	—	3,200	46,871	50,071	54	12/15/2011	1990
Boynton Beach(4)	FL	2,390	14,768	78	—	2,390	14,846	17,236	160	8/9/2011	1994
Cape Coral	FL	400	2,907	—	—	400	2,907	3,307	734	2/28/2003	1998
Coral Springs(4)	FL	3,410	20,104	21,029	—	3,410	41,133	44,543	7,428	1/11/2002	1984
Deerfield Beach	FL	1,690	14,972	273	—	1,690	15,245	16,935	6,716	5/16/1994	1986
Deerfield Beach	FL	3,196	18,848	13,865	—	3,196	32,713	35,909	7,057	1/11/2002	1990
Fort Myers	FL	2,385	21,137	383	—	2,385	21,520	23,905	9,348	8/16/1994	1984
Fort Myers	FL	369	2,174	2,256	—	369	4,430	4,799	927	1/11/2002	1990
Holly Hill(4)	FL	900	21,202	156	—	900	21,358	22,258	274	7/22/2011	1926
Hollywood	FL	4,500	40,500	251	—	4,500	40,751	45,251	48	12/15/2011	1986
Naples	FL	3,200	2,898	12,365	—	3,200	15,263	18,463	1,748	8/31/2006	1984
Orlando	FL	519	1,799	566	—	519	2,365	2,884	137	12/22/2008	1997
Orlando	FL	1,946	7,197	—	—	1,946	7,197	9,143	548	12/22/2008	1997
Orlando	FL	135	532	29	—	135	561	696	41	12/22/2008	1997
Palm Harbor	FL	3,449	20,336	3,680	—	3,449	24,016	27,465	6,752	1/11/2002	1989
Palm Harbor(4)	FL	3,379	29,945	539	—	3,379	30,484	33,863	13,430	5/16/1994	1992
Plantation(4)	FL	4,700	24,300	123	—	4,700	24,423	29,123	31	12/15/2011	1989
Pompano Beach	FL	7,700	2,127	34,164	—	7,700	36,291	43,991	4,357	8/31/2006	1985
Pompano Beach	FL	2,500	15,500	81	—	2,500	15,581	18,081	20	12/15/2011	1991
Port Charlotte	FL	400	11,934	94	—	400	12,028	12,428	160	7/22/2011	1996
Port St. Lucie	FL	1,242	11,009	200	—	1,242	11,209	12,451	4,938	5/20/1994	1993
Port St. Lucie	FL	890	9,345	185	—	890	9,530	10,420	127	7/22/2011	2007
Tampa	FL	4,850	6,349	7	—	4,850	6,356	11,206	669	10/30/2007	1986

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
West Palm Beach	FL	$2,061	$12,153	$9,094	$—	$2,061	$21,247	$23,308	$5,019	1/11/2002	1988
Alpharetta	GA	5,390	26,712	—	—	5,390	26,712	32,102	2,254	8/21/2008	2006
Athens	GA	337	4,006	397	—	337	4,403	4,740	849	11/19/2004	1998
Atlanta	GA	4,980	11,266	41	—	4,980	11,307	16,287	258	1/26/2011	2002
Atlanta(4)	GA	5,800	9,305	3	—	5,800	9,308	15,108	960	11/30/2007	1978
Columbus	GA	294	3,505	132	—	294	3,637	3,931	718	11/19/2004	1999
Conyers	GA	750	7,786	2	—	750	7,788	8,538	243	9/30/2010	2008
Conyers(4)	GA	342	4,068	802	—	342	4,870	5,212	888	11/19/2004	1997
Dalton	GA	262	3,119	343	—	262	3,462	3,724	650	11/19/2004	1997
Decatur(4)	GA	3,100	4,436	297	—	3,100	4,733	7,833	427	7/9/2008	1986
Evans	GA	230	2,663	347	—	230	3,010	3,240	595	11/19/2004	1998
Gainesville(4)	GA	268	3,186	191	—	268	3,377	3,645	671	11/19/2004	1998
Jonesboro	GA	1,800	20,664	169	—	1,800	20,833	22,633	321	6/20/2011	2007
Macon(4)	GA	183	2,179	284	—	183	2,463	2,646	487	11/19/2004	1998
Savannah	GA	400	5,670	794	—	400	6,464	6,864	954	11/1/2006	1989
Savannah(4)	GA	1,200	19,090	2,610	—	1,200	21,700	22,900	2,910	10/1/2006	1987
Savannah(4)	GA	800	7,800	55	—	800	7,855	8,655	124	6/23/2011	2005
Snellville	GA	870	4,030	111	—	870	4,141	5,011	237	12/10/2009	1997
Tucker	GA	690	6,210	711	—	690	6,921	7,611	1,235	6/3/2005	1997
Clarinda	IA	77	1,453	873	—	77	2,326	2,403	1,155	12/30/1993	1968
Des Moines	IA	123	627	871	—	123	1,498	1,621	502	7/1/2000	1965
Glenwood	IA	322	2,098	1,572	—	322	3,670	3,992	1,134	7/1/2000	1964
Mediapolis	IA	94	1,776	708	—	94	2,484	2,578	1,233	12/30/1993	1973
Pacific Junction	IA	32	306	90	—	32	396	428	167	4/1/1995	1978
Winterset	IA	111	2,099	1,305	(314)	111	3,090	3,201	1,522	12/30/1993	1973
Arlington Heights	IL	3,665	32,587	490	—	3,665	33,077	36,742	14,301	9/9/1994	1986
Buffalo Grove	IL	3,800	11,456	—	—	3,800	11,456	15,256	358	9/16/2010	2009
Rockford	IL	200	7,300	—	—	200	7,300	7,500	128	5/1/2011	1999
Romeoville	IL	1,120	19,582	—	—	1,120	19,582	20,702	1,652	8/21/2008	2005
Springfield	IL	300	6,744	1,014	—	300	7,758	8,058	1,097	8/31/2006	1990

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Waukegan	IL	$2,420	$9,382	$—	$—	$2,420	$9,382	$11,802	$58	9/30/2011	1998
Waukegan	IL	2,700	9,590	—	—	2,700	9,590	12,290	60	9/30/2011	1990
Auburn(4)	IN	380	8,246	40	—	380	8,286	8,666	729	9/1/2008	1999
Avon(4)	IN	850	11,888	80	—	850	11,968	12,818	1,049	9/1/2008	1999
Bloomington	IN	5,400	25,129	1,535	—	5,400	26,664	32,064	2,025	11/1/2008	1983
Greenwood	IN	1,830	14,303	—	—	1,830	14,303	16,133	11	12/1/2011	2007
Indianapolis(4)	IN	2,785	16,396	2,330	—	2,785	18,726	21,511	5,451	1/11/2002	1986
Kokomo(4)	IN	220	5,899	163	—	220	6,062	6,282	538	9/1/2008	1998
La Porte(4)	IN	770	5,550	35	—	770	5,585	6,355	514	9/1/2008	1998
Marion(4)	IN	410	5,409	203	—	410	5,612	6,022	501	9/1/2008	2000
Shelbyville(4)	IN	190	5,328	46	—	190	5,374	5,564	486	9/1/2008	1999
South Bend	IN	400	3,107	—	—	400	3,107	3,507	784	2/28/2003	1998
Terra Haute(4)	IN	300	13,115	45	—	300	13,160	13,460	1,177	9/1/2008	2005
Vincennes(4)	IN	110	3,603	339	—	110	3,942	4,052	352	9/1/2008	1985
Ellinwood	KS	130	1,137	490	—	130	1,627	1,757	684	4/1/1995	1972
Lawrence	KS	1,600	18,565	92	—	1,600	18,657	20,257	1,186	10/1/2009	1988
Overland Park	KS	2,568	15,140	2,287	—	2,568	17,427	19,995	4,974	1/11/2002	1985
Overland Park(4)	KS	1,274	11,426	1,844	—	1,274	13,270	14,544	3,392	10/25/2002	1989
Bowling Green(4)	KY	365	4,345	437	—	365	4,782	5,147	912	11/19/2004	1999
Frankfort	KY	560	8,282	1,178	—	560	9,460	10,020	1,307	8/31/2006	1989
Hopkinsville(4)	KY	316	3,761	185	—	316	3,946	4,262	770	11/19/2004	1999
Lafayette(5)	KY	—	10,848	10,943	—	—	21,791	21,791	9,261	1/11/2002	1985
Lexington(5)	KY	—	6,394	2,048	—	—	8,442	8,442	4,945	1/11/2002	1980
Louisville(4)	KY	3,524	20,779	5,077	—	3,524	25,856	29,380	7,225	1/11/2002	1984
Mayfield	KY	268	2,730	644	—	268	3,374	3,642	668	11/19/2004	1999
Paducah(4)	KY	450	5,358	588	—	450	5,946	6,396	1,136	11/19/2004	2000
Somerset	KY	200	4,919	240	—	200	5,159	5,359	652	11/6/2006	2000
Auburn	MA	1,510	7,000	310	—	1,510	7,310	8,820	621	8/8/2008	1977
Boston	MA	7,600	18,140	—	—	7,600	18,140	25,740	416	1/26/2011	1993
Braintree	MA	3,193	16,652	13,759	—	3,193	30,411	33,604	9,703	1/1/2002	1975

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Charlton	MA	$137	$3,651	$(59)	$(2,883)	$80	$766	$846	$(19)	8/8/2008	1988
Fitchburg	MA	330	3,361	32	—	330	3,393	3,723	287	8/8/2008	1994
Leominster	MA	1,520	8,703	465	—	1,520	9,168	10,688	745	8/8/2008	1966
Lexington	MA	3,600	15,555	1,914	(7,255)	3,600	10,214	13,814	713	12/22/2008	1994
Mansfield	MA	2,090	8,215	—	—	2,090	8,215	10,305	205	12/22/2010	2002
Mansfield	MA	1,360	7,326	108	—	1,360	7,434	8,794	186	12/22/2010	1988
Mansfield	MA	1,190	5,737	—	—	1,190	5,737	6,927	143	12/22/2010	1988
Milford	MA	510	3,039	595	—	510	3,634	4,144	341	8/8/2008	1989
Millbury	MA	160	767	—	—	160	767	927	66	8/8/2008	1950
Spencer	MA	270	2,607	134	—	270	2,741	3,011	239	8/8/2008	1992
Westborough	MA	920	6,956	128	—	920	7,084	8,004	595	8/8/2008	1986
Westborough	MA	230	135	—	—	230	135	365	13	8/8/2008	1900
Winchester(4)	MA	3,218	18,988	9,084	—	3,218	28,072	31,290	6,263	1/11/2002	1991
Woburn	MA	3,809	19,862	13,516	—	3,809	33,378	37,187	10,877	1/1/2002	1969
Worcester	MA	865	10,912	257	—	865	11,169	12,034	946	8/8/2008	1989
Worcester	MA	730	3,634	42	—	730	3,676	4,406	311	8/8/2008	1986
Worcester	MA	191	2,133	113	(889)	191	1,357	1,548	141	8/8/2008	1992
Worcester	MA	1,200	6,176	101	—	1,200	6,277	7,477	531	8/8/2008	1985
Worcester	MA	770	10,408	475	—	770	10,883	11,653	933	8/8/2008	1990
Annapolis	MD	1,290	12,373	515	—	1,290	12,888	14,178	1,194	3/31/2008	2001
Bel Air(4)	MD	4,750	16,504	2	—	4,750	16,506	21,256	1,702	11/30/2007	1980
Bowie	MD	408	3,421	394	—	408	3,815	4,223	1,015	10/25/2002	2000
Chevy Chase(4)	MD	15,170	92,830	122	—	15,170	92,952	108,122	102	12/15/2011	1990
Columbia	MD	1,390	10,303	153	—	1,390	10,456	11,846	993	3/31/2008	2001
Easton(4)	MD	383	4,555	2,956	—	383	7,511	7,894	1,408	10/25/2002	2000
Ellicott City(4)	MD	1,409	22,691	6,114	—	1,409	28,805	30,214	5,961	3/1/2004	1997
Frederick	MD	385	3,444	426	—	385	3,870	4,255	1,033	10/25/2002	1998
Frederick	MD	1,260	9,464	162	—	1,260	9,626	10,886	913	3/31/2008	1999
Hagerstown	MD	1,040	7,471	167	—	1,040	7,638	8,678	722	3/31/2008	1999
Pikesville	MD	2,000	4,974	70	—	2,000	5,044	7,044	382	12/22/2008	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Severna Park(4)	MD	$229	$9,798	$1,629	$—	$229	$11,427	$11,656	$2,847	10/25/2002	1998
Silver Spring	MD	3,301	29,065	714	—	3,301	29,779	33,080	12,997	7/25/1994	1992
Silver Spring(4)	MD	1,200	9,288	5,976	—	1,200	15,264	16,464	3,516	10/25/2002	1996
Hampton	MI	300	2,406	—	—	300	2,406	2,706	607	2/28/2003	1998
Monroe	MI	400	2,606	—	—	400	2,606	3,006	662	2/28/2003	1998
Portage	MI	300	2,206	—	—	300	2,206	2,506	558	2/28/2003	1998
Portage	MI	600	5,212	—	—	600	5,212	5,812	1,314	2/28/2003	1998
Saginaw	MI	300	2,506	—	—	300	2,506	2,806	635	2/28/2003	1998
Eagan	MN	400	2,506	—	—	400	2,506	2,906	707	2/28/2003	1998
Eagan	MN	2,300	13,105	40	—	2,300	13,145	15,445	329	12/22/2010	1986
Mendota Heights	MN	1,220	10,208	—	—	1,220	10,208	11,428	234	1/25/2011	1989
Rogers	MN	2,760	45,789	268	—	2,760	46,057	48,817	4,593	3/1/2008	1999
Roseville	MN	590	702	—	—	590	702	1,292	4	9/30/2011	1991
Shoreview	MN	1,300	4,547	—	—	1,300	4,547	5,847	66	5/20/2011	1988
West St. Paul	MN	400	3,608	100	—	400	3,708	4,108	1,031	2/28/2003	1998
St. Joseph	MO	111	1,027	1,317	—	111	2,344	2,455	942	6/4/1993	1976
Oxford	MS	450	5,791	270	—	450	6,061	6,511	813	10/1/2006	2000
Southaven	MS	450	5,795	285	—	450	6,080	6,530	816	10/1/2006	2000
Burlington(4)	NC	575	9,697	66	—	575	9,763	10,338	144	6/23/2011	1998
Cary(4)	NC	713	4,628	1,737	—	713	6,365	7,078	1,705	10/25/2002	1999
Chapel Hill	NC	800	6,414	—	—	800	6,414	7,214	1,617	2/28/2003	1996
Charlotte	NC	820	7,790	36	—	820	7,826	8,646	467	11/17/2009	2001
Charlotte	NC	500	13,960	36	—	500	13,996	14,496	828	11/17/2009	1999
Charlotte	NC	2,475	11,451	57	—	2,475	11,508	13,983	176	6/20/2011	1999
Durham	NC	595	5,200	55	—	595	5,255	5,850	80	6/20/2011	1988
Kings Mountain(4)	NC	655	8,283	91	—	655	8,374	9,029	134	6/23/2011	1998
Mooresville(4)	NC	595	7,305	86	—	595	7,391	7,986	108	6/23/2011	1999
New Bern(4)	NC	1,245	20,898	—	—	1,245	20,898	22,143	305	6/20/2011	2001
Pineville	NC	550	7,570	7	—	550	7,577	8,127	450	11/17/2009	1998
Pineville	NC	630	15,230	7	—	630	15,237	15,867	902	11/17/2009	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Wilson(4)	NC	$610	$14,787	$—	$—	$610	$14,787	$15,397	$224	6/20/2011	2004
Ashland	NE	28	1,823	1,233	—	28	3,056	3,084	1,035	7/1/2000	1965
Blue Hill	NE	56	1,064	807	—	56	1,871	1,927	606	7/1/2000	1967
Central City	NE	21	919	650	—	21	1,569	1,590	589	7/1/2000	1969
Columbus	NE	88	561	456	—	88	1,017	1,105	381	7/1/2000	1955
Grand Island	NE	119	1,446	1,404	—	119	2,850	2,969	1,081	4/1/1995	1963
Gretna	NE	237	673	890	—	237	1,563	1,800	519	7/1/2000	1972
Milford	NE	24	880	648	—	24	1,528	1,552	575	7/1/2000	1967
North Platte	NE	370	8,968	168	—	370	9,136	9,506	885	2/17/2008	1988
Omaha	NE	650	5,850	306	—	650	6,156	6,806	1,130	6/3/2005	1992
Omaha	NE	4,680	22,022	—	—	4,680	22,022	26,702	1,858	8/21/2008	2007
Sutherland	NE	19	1,251	459	—	19	1,710	1,729	593	7/1/2000	1970
Utica	NE	21	569	432	—	21	1,001	1,022	338	7/1/2000	1966
Waverly	NE	529	686	609	—	529	1,295	1,824	538	7/1/2000	1989
Manchester	NH	1,540	22,119	—	—	1,540	22,119	23,659	507	1/26/2011	1979
Cherry Hill	NJ	1,001	8,175	287	—	1,001	8,462	9,463	1,773	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	2,534	—	4,885	31,337	36,222	8,719	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	617	—	1,375	11,849	13,224	2,466	12/29/2003	2001
Teaneck(4)	NJ	4,950	44,550	173	—	4,950	44,723	49,673	52	12/15/2011	1989
Albuquerque	NM	1,060	9,875	8	—	1,060	9,883	10,943	1,040	10/30/2007	1973
Albuquerque	NM	540	10,105	8	—	540	10,113	10,653	1,064	10/30/2007	1977
Albuquerque	NM	1,660	9,173	8	—	1,660	9,181	10,841	966	10/30/2007	1983
Albuquerque	NM	3,480	25,245	850	—	3,480	26,095	29,575	656	12/22/2010	1975
Albuquerque	NM	1,430	2,609	—	—	1,430	2,609	4,039	65	12/22/2010	1975
Albuquerque	NM	959	2,065	—	—	959	2,065	3,024	52	12/22/2010	1984
Albuquerque	NM	363	266	46	—	363	312	675	6	12/22/2010	1984
Albuquerque	NM	1,470	1,587	41	—	1,470	1,628	3,098	40	12/22/2010	1984
Albuquerque	NM	1,998	1,071	—	—	1,998	1,071	3,069	27	12/22/2010	1984
Albuquerque(4)	NM	3,828	22,572	4,343	—	3,828	26,915	30,743	7,042	1/11/2002	1986
Reno	NV	2,420	49,580	122	—	2,420	49,702	52,122	56	12/15/2011	1989

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Brooklyn	NY	$3,870	$8,545	$6	$—	$3,870	$8,551	$12,421	$721	8/8/2008	1971
Dewitt	NY	600	5,004	7	—	600	5,011	5,611	31	9/30/2011	1991
East Syracuse	NY	720	17,084	84	—	720	17,168	17,888	1,409	9/30/2008	2001
East Syracuse(4)	NY	420	18,407	8	—	420	18,415	18,835	1,592	7/9/2008	1999
Mineola	NY	4,920	24,056	243	—	4,920	24,299	29,219	150	9/30/2011	1971
White Plains	NY	4,900	13,594	—	—	4,900	13,594	18,494	1,006	1/26/2009	1952
Columbus(4)	OH	3,623	27,778	6,325	—	3,623	34,103	37,726	9,211	1/11/2002	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	1,581	6/4/1993	1965
Solon	OH	450	2,305	114	—	450	2,419	2,869	60	12/22/2010	1974
Solon	OH	550	2,147	—	—	550	2,147	2,697	13	9/30/2011	1975
Midwest City	OK	410	2,970	—	—	410	2,970	3,380	173	9/1/2009	1985
Oklahoma City	OK	430	2,955	—	—	430	2,955	3,385	172	9/1/2009	1992
Oklahoma City	OK	500	19,046	—	—	500	19,046	19,546	1,111	9/1/2009	1978
Oklahoma City	OK	480	1,546	—	—	480	1,546	2,026	90	9/1/2009	1991
Beaver Falls	PA	1,500	13,500	382	—	1,500	13,882	15,382	2,445	10/31/2005	1997
Canonsburg	PA	1,518	13,493	587	—	1,518	14,080	15,598	10,229	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	296	—	1,001	8,529	9,530	1,793	12/29/2003	2001
Elizabeth	PA	696	6,304	346	—	696	6,650	7,346	1,214	10/31/2005	1986
Exton	PA	1,001	8,233	1,014	—	1,001	9,247	10,248	1,825	12/29/2003	2000
Fort Washington	PA	3,100	6,829	18	(4,370)	1,673	3,904	5,577	511	6/25/2008	1997
Fort Washington	PA	1,010	4,837	—	—	1,010	4,837	5,847	30	9/30/2011	1996
Glen Mills	PA	1,001	8,233	441	—	1,001	8,674	9,675	1,856	12/29/2003	2001
Greensburg	PA	450	12,478	6	—	450	12,484	12,934	286	1/26/2011	1997
Horsham	PA	1,010	4,456	—	—	1,010	4,456	5,466	111	12/22/2010	1983
King of Prussia	PA	1,540	4,732	—	—	1,540	4,732	6,272	400	8/8/2008	1997
King of Prussia	PA	880	2,871	—	—	880	2,871	3,751	66	1/26/2011	1996
Murrysville	PA	300	2,506	—	—	300	2,506	2,806	697	2/28/2003	1998
New Britain (Chalfont)	PA	979	8,052	468	—	979	8,520	9,499	1,814	12/29/2003	1998
Penn Hills	PA	200	904	—	—	200	904	1,104	253	2/28/2003	1997
Pittsburgh	PA	644	5,856	497	(5,739)	644	614	1,258	408	10/31/2005	1987

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Pittsburgh	PA	$3,000	$11,828	$455	$—	$3,000	$12,283	$15,283	$1,096	6/11/2008	1991
Pittsburgh	PA	2,480	6,395	39	—	2,480	6,434	8,914	160	12/22/2010	1996
Plymouth Meeting	PA	1,680	9,187	—	—	1,680	9,187	10,867	57	9/30/2011	1996
South Park	PA	898	8,102	228	—	898	8,330	9,228	1,487	10/31/2005	1995
Tiffany Court (Kingston)	PA	—	5,682	1,411	—	—	7,093	7,093	1,350	12/29/2003	1997
Whitehall	PA	1,599	14,401	1,000	—	1,599	15,401	17,000	2,720	10/31/2005	1987
Lincoln	RI	520	10,077	1	—	520	10,078	10,598	892	6/25/2008	1997
Anderson	SC	295	3,509	211	—	295	3,720	4,015	729	11/19/2004	1999
Beaufort	SC	1,200	10,810	106	—	1,200	10,916	12,116	166	6/20/2011	2005
Beaufort(4)	SC	188	2,234	581	—	188	2,815	3,003	636	11/19/2004	1999
Camden(4)	SC	322	3,697	832	—	322	4,529	4,851	903	11/19/2004	1999
Charleston(4)	SC	848	14,000	55	—	848	14,055	14,903	206	6/20/2011	1999
Columbia	SC	300	1,905	—	—	300	1,905	2,205	481	2/28/2003	1998
Columbia	SC	610	7,900	14	—	610	7,914	8,524	470	11/17/2009	2002
Columbia	SC	390	4,659	40	—	390	4,699	5,089	116	12/22/2010	1988
Columbia	SC	1,580	4,520	2	—	1,580	4,522	6,102	28	9/30/2011	1990
Greenville	SC	700	7,240	75	—	700	7,315	8,015	435	11/17/2009	2002
Greenwood	SC	310	2,790	188	—	310	2,978	3,288	552	6/3/2005	1999
Hartsville(4)	SC	401	4,775	544	—	401	5,319	5,720	1,029	11/19/2004	1999
Lexington(4)	SC	363	4,322	402	—	363	4,724	5,087	941	11/19/2004	1999
Little River(4)	SC	750	9,018	30	—	750	9,048	9,798	133	6/23/2011	2000
Myrtle Beach	SC	543	3,202	3,321	—	543	6,523	7,066	1,439	1/11/2002	1980
Orangeburg(4)	SC	303	3,607	679	—	303	4,286	4,589	841	11/19/2004	1999
Rock Hill	SC	300	1,705	—	—	300	1,705	2,005	462	2/28/2003	1998
Seneca(4)	SC	396	4,714	460	—	396	5,174	5,570	986	11/19/2004	2000
West Columbia	SC	520	3,831	—	—	520	3,831	4,351	96	12/22/2010	2000
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,600	6/30/1992	1968
Huron	SD	45	968	1	—	45	969	1,014	498	6/30/1992	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,579	6/30/1992	1960
Clarksville	TN	320	2,994	531	—	320	3,525	3,845	466	12/31/2006	1997

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Cleveland(4)	TN	$305	$3,627	$537	$—	$305	$4,164	$4,469	$812	11/19/2004	1998
Cookeville(4)	TN	322	3,828	449	—	322	4,277	4,599	808	11/19/2004	1998
Franklin(4)	TN	322	3,833	357	—	322	4,190	4,512	808	11/19/2004	1997
Gallatin	TN	280	3,327	244	—	280	3,571	3,851	698	11/19/2004	1998
Goodlettsville	TN	300	3,207	100	—	300	3,307	3,607	833	2/28/2003	1998
Jackson(4)	TN	295	3,506	306	—	295	3,812	4,107	755	11/19/2004	1999
Knoxville(4)	TN	304	3,618	1,258	—	304	4,876	5,180	913	11/19/2004	1998
Maryville	TN	400	3,507	—	—	400	3,507	3,907	883	2/28/2003	1998
Nashville	TN	750	6,750	3,815	—	750	10,565	11,315	1,557	6/3/2005	1979
Allen	TX	2,590	17,912	—	—	2,590	17,912	20,502	1,511	8/21/2008	2006
Austin	TX	400	21,021	225	—	400	21,246	21,646	1,865	6/25/2008	1975
Austin	TX	1,540	27,467	218	—	1,540	27,685	29,225	2,240	10/31/2008	1993
Austin	TX	300	4,557	—	—	300	4,557	4,857	114	12/22/2010	1996
Austin	TX	760	5,186	3	—	760	5,189	5,949	119	1/26/2011	1980
Bellaire	TX	1,238	11,010	162	—	1,238	11,172	12,410	4,922	5/16/1994	1991
Boerne	TX	220	4,926	87	—	220	5,013	5,233	488	2/7/2008	1990
Conroe	TX	620	14,074	—	—	620	14,074	14,694	407	10/26/2010	2009
Dallas	TX	4,709	27,768	4,641	—	4,709	32,409	37,118	8,852	1/11/2002	1987
Dallas	TX	2,300	25,200	72	—	2,300	25,272	27,572	30	12/15/2011	1989
El Paso	TX	2,301	13,567	1,206	—	2,301	14,773	17,074	4,240	1/11/2002	1989
Fredericksburg	TX	280	4,866	93	—	280	4,959	5,239	485	2/7/2008	1999
Houston(4)	TX	5,537	32,647	6,219	—	5,537	38,866	44,403	10,803	1/11/2002	1989
Irving	TX	2,830	15,082	10	—	2,830	15,092	17,922	1,336	6/25/2008	1995
Kerrville	TX	250	5,300	18	—	250	5,318	5,568	314	11/17/2009	2001
Lubbock	TX	1,110	9,789	9	—	1,110	9,798	10,908	388	6/4/2010	2009
San Antonio	TX	1,200	6,500	10	—	1,200	6,510	7,710	391	11/17/2009	2003
San Antonio	TX	1,100	13,900	51	—	1,100	13,951	15,051	828	11/17/2009	2003
San Antonio(4)	TX	4,283	25,256	4,208	—	4,283	29,464	33,747	8,139	1/11/2002	1989
Woodlands(4)	TX	3,694	21,782	3,685	—	3,694	25,467	29,161	7,418	1/11/2002	1988
Arlington	VA	1,885	16,734	270	—	1,885	17,004	18,889	7,421	7/25/1994	1992

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Charlottesville(4)	VA	$2,976	$26,422	$431	$—	$2,976	$26,853	$29,829	$11,775	6/17/1994	1998
Charlottsville	VA	641	7,633	762	—	641	8,395	9,036	1,646	11/19/2004	1991
Chesapeake	VA	160	1,498	740	—	160	2,238	2,398	521	5/30/2003	1987
Chesepeake	VA	2,370	23,705	—	—	2,370	23,705	26,075	350	6/20/2011	2006
Fairfax	VA	2,500	7,147	449	—	2,500	7,596	10,096	639	12/22/2008	1990
Fredericksburg(4)	VA	287	8,480	946	—	287	9,426	9,713	2,460	10/25/2002	1998
Midlothian(4)	VA	1,103	13,126	1,318	—	1,103	14,444	15,547	2,752	11/19/2004	1996
Newport News(4)	VA	581	6,921	385	—	581	7,306	7,887	1,424	11/19/2004	1998
Norfolk	VA	1,530	9,531	146	—	1,530	9,677	11,207	788	12/22/2008	1999
Norfolk	VA	1,780	8,354	638	—	1,780	8,992	10,772	593	5/20/2009	1981
Norfolk	VA	1,920	16,538	—	—	1,920	16,538	18,458	251	6/20/2011	2005
Poquoson	VA	220	2,041	656	—	220	2,697	2,917	621	5/30/2003	1987
Richmond	VA	134	3,191	524	—	134	3,715	3,849	1,010	10/25/2002	1998
Richmond	VA	732	8,717	686	—	732	9,403	10,135	1,790	11/19/2004	1999
Richmond	VA	604	5,432	—	—	604	5,432	6,036	7	11/22/2011	2005
Richmond(4)	VA	326	3,166	—	—	326	3,166	3,492	30	11/22/2011	2005
Virginia Beach	VA	893	7,926	129	—	893	8,055	8,948	3,549	5/16/1994	1990
Williamsburg	VA	270	2,468	940	—	270	3,408	3,678	736	5/30/2003	1987
Seattle	WA	256	4,869	67	—	256	4,936	5,192	2,517	11/1/1993	1964
Brookfield	WI	832	3,849	3,522	—	832	7,371	8,203	2,856	12/28/1990	1964
Clintonville	WI	30	1,625	360	—	30	1,985	2,015	1,079	12/28/1990	1965
Clintonville	WI	14	1,695	644	—	14	2,339	2,353	1,175	12/28/1990	1960
Glendale	WI	1,500	33,747	—	—	1,500	33,747	35,247	1,898	9/30/2009	1963
Glendale	WI	250	3,797	—	—	250	3,797	4,047	214	9/30/2009	1964
Grafton	WI	500	10,058	—	—	500	10,058	10,558	566	9/30/2009	2009
Kenosha	WI	750	7,669	47	—	750	7,716	8,466	765	1/1/2008	2000
Madison	WI	144	1,633	1,662	(751)	144	2,544	2,688	1,251	12/28/1990	1920
Madison	WI	700	7,461	33	—	700	7,494	8,194	742	1/1/2008	2000
Mequon(4)	WI	800	8,388	395	—	800	8,783	9,583	863	1/1/2008	1999
Oak Creek	WI	650	18,396	217	—	650	18,613	19,263	1,851	1/1/2008	2001

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost to Company				Cost at December 31, 2011
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Pewaukee	WI	$984	$2,432	$1,141	$—	$984	$3,573	$4,557	$1,654	9/10/1998	1963
Pewaukee	WI	3,900	41,140	—	—	3,900	41,140	45,040	2,314	9/30/2009	1994
Racine	WI	1,150	22,436	—	—	1,150	22,436	23,586	1,262	9/30/2009	1986
Sheboygan	WI	300	975	—	—	300	975	1,275	55	9/30/2009	1987
Sheboygan	WI	1,400	35,168	—	—	1,400	35,168	36,568	1,978	9/30/2009	1986
Sheboygan	WI	120	4,014	—	—	120	4,014	4,134	226	9/30/2009	1987
Waukesha	WI	68	3,452	2,922	—	68	6,374	6,442	3,100	12/28/1990	1958
Wauwatosa	WI	2,300	6,245	—	—	2,300	6,245	8,545	351	9/30/2009	1964
West Allis	WI	1,600	20,377	487	—	1,600	20,864	22,464	2,078	1/1/2008	2001
Laramie	WY	191	3,632	786	—	191	4,418	4,609	2,195	12/30/1993	1964
Worland	WY	132	2,507	1,009	—	132	3,516	3,648	1,711	12/30/1993	1970

Total		$566,112	$3,823,831	$360,392	$(28,744)	$564,628	$4,156,963	$4,721,591	$630,261

(1)
Aggregate cost for federal income tax purposes is approximately $4.7 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
For assets transferred to us upon our spin off from CommonWealth REIT, or CWH, indicates the dates acquired by CWH, our predecessor.

(4)
These properties are collateral for our $832.7 million of mortgage notes.

(5)
These properties are subject to our $14.2 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(Dollars in thousands)

        Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2008	$2,807,256	$381,339
Additions	533,124	74,712
Disposals	(6,867)	(1,734)
Impairment	(15,530)	—

Balance at December 31, 2009	3,317,983	454,317
Additions	452,381	85,788
Disposals	(2,687)	(1,233)
Impairment	(5,965)	—

Balance at December 31, 2010	3,761,712	538,872
Additions	989,637	101,272
Disposals	(27,540)	(9,655)
Impairment	(2,218)	(228)

Balance at December 31, 2011	$4,721,591	$630,261

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ DAVID J. HEGARTY
David J. Hegarty President and Chief Operating Officer
Dated: February 17, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. HEGARTY David J. Hegarty	President and Chief Operating Officer	February 17, 2012
/s/ RICHARD A. DOYLE Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 17, 2012
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 17, 2012
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 17, 2012
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 17, 2012
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 17, 2012
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 17, 2012