Form 10-Q
period 2012-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2012-05-01
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of registrant’s common shares outstanding as of May 1, 2012:  162,666,508.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2012

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.   Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$564,911	$564,628
Buildings and improvements	4,172,776	4,156,963
	4,737,687	4,721,591
Less accumulated depreciation	658,991	630,261
	4,078,696	4,091,330
Cash and cash equivalents	25,302	23,560
Restricted cash	10,296	7,128
Deferred financing fees, net	24,402	25,434
Acquired real estate leases and other intangible assets, net	95,337	100,235
Loan receivable	38,000	38,000
Other assets	111,788	97,361
Total assets	$4,383,821	$4,383,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$265,000	$—
Senior unsecured notes, net of discount	741,091	965,770
Secured debt and capital leases	845,708	861,615
Accrued interest	19,604	22,281
Assumed real estate lease obligations, net	16,756	17,778
Other liabilities	49,827	42,998
Total liabilities	1,937,986	1,910,442

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 174,700,000 shares authorized, 162,666,508 and 162,646,046 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,627	1,626
Additional paid in capital	2,944,664	2,944,212
Cumulative net income	940,289	907,937
Cumulative other comprehensive income	(1,542)	(3,772)
Cumulative distributions	(1,439,203)	(1,377,397)
Total shareholders’ equity	2,445,835	2,472,606
Total liabilities and shareholders’ equity	$4,383,821	$4,383,048

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$109,505	$98,552
Residents fees and services	35,568	—
Total revenues	145,073	98,552

Expenses:
Depreciation	33,377	26,361
Property operating expenses	39,334	10,433
General and administrative	7,685	6,156
Acquisition related costs	688	1,113
Impairment of assets	3,071	166
Total expenses	84,155	44,229

Operating income	60,918	54,323

Interest and other income	482	232
Interest expense	(28,889)	(22,746)
Equity in earnings of an investee	45	37
Income before income tax expense	32,556	31,846
Income tax expense	(204)	(71)
Net income	32,352	31,775

Other comprehensive income:
Increase in net unrealized gain on investments	2,231	3,544
Share of comprehensive (loss) income of an investee	(1)	4
Comprehensive income	$34,582	$35,323

Weighted average shares outstanding	162,647	141,855

Net income per share	$0.20	$0.22

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$32,352	$31,775
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33,377	26,361
Amortization of deferred financing fees and debt discounts	1,555	1,071
Straight line rental income	(2,858)	(2,869)
Amortization of acquired real estate leases and other intangible assets	546	(216)
Impairment of assets	3,071	166
Equity in earnings of an investee	(45)	(37)
Change in assets and liabilities:
Restricted cash	(3,168)	(164)
Other assets	2,987	1,699
Accrued interest	(2,677)	1,070
Other liabilities	7,234	5,918
Cash provided by operating activities	72,374	64,774

Cash flows from investing activities:
Real estate acquisitions and deposits	(30,273)	(147,357)
Real estate improvements	(2,577)	(881)
Cash used for investing activities	(32,850)	(148,238)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	(103)
Proceeds from issuance of unsecured senior notes, net of discount	—	247,327
Proceeds from borrowings on revolving credit facility	284,000	45,000
Repayments of borrowings on revolving credit facility	(19,000)	(148,000)
Redemption of senior notes	(225,000)	—
Repayment of other debt	(15,907)	(2,353)
Payment of deferred financing fees	(69)	(1,977)
Distributions to shareholders	(61,806)	(52,486)
Cash (used for) provided by financing activities	(37,782)	87,408

Increase in cash and cash equivalents	1,742	3,944
Cash and cash equivalents at beginning of period	23,560	10,866
Cash and cash equivalents at end of period	$25,302	$14,810

Supplemental cash flow information:
Interest paid	$30,011	$20,605
Income taxes paid	—	102

Non-cash financing activities:
Issuance of common shares	453	207

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances among us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In January 2012, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  This update clarified the application of existing fair value measurement requirements.  This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy.  This update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2012, we owned 370 properties located in 38 states and Washington, D.C.

In March and April 2012, we entered three separate agreements to acquire four senior living communities and two properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, for total purchase prices of $71,425, including the assumption of approximately $25,000 of mortgage debt and excluding closing costs.  The senior living communities are located in Colorado, Idaho and Washington and include a total of 511 living units, and the MOBs are located in Maryland and Massachusetts and include a total of 127,180 square feet.  The closings of these acquisitions are contingent upon

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In February 2012, we acquired a previously disclosed senior living community located in Priceville, Alabama with 92 living units for approximately $11,300, excluding closing costs.  We recorded intangible assets of approximately $583 related to this acquisition.  A subsidiary of Five Star Quality Care, Inc., which, together with its subsidiaries, we refer to in this report as Five Star, manages this community under a long term contract.  We funded this acquisition using cash on hand.  As of March 31, 2012, we own 23 communities that are managed by Five Star, or the Managed Communities.  We use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act, or RIDEA, for our Managed Communities, which we began acquiring in June 2011.  The results of operations for the Managed Communities are included in our consolidated results of operations in our short and long term residential care communities segment.  See Note 11 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities.

We have previously disclosed agreements to acquire seven properties which have not yet closed, including four senior living communities and three MOBs for total purchase prices of $257,828, including the assumption of approximately $88,900 of mortgage debt and excluding closing costs.  The four senior living communities are located in Missouri, New York and South Carolina and include a total of 688 living units, and the three MOBs are located in Georgia and Hawaii and include a total of 343,198 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

We have entered an agreement to sell one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1,200.  The sale of this property is contingent upon completion of the buyer’s diligence and other customary closing conditions; accordingly, we can provide no assurance that we will sell this property.   At March 31, 2012, two of our properties, including one senior living community and this MOB, are classified as held for sale.  These two properties are included in real estate properties on our condensed consolidated balance sheets and have an aggregate net book value of approximately $1,715 at both March 31, 2012 and December 31, 2011.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three months ended March 31, 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell.  During the three months ended March 31, 2011, we recorded impairment of assets charges of $166 to reduce the carrying value of two of our properties to their estimated sales prices less costs to sell.

During the three months ended March 31, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $6,318 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $512.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Unrealized Gain / Loss on Investments

As of March 31, 2012, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares on March 31, 2012 ($18.62 and $3.41 per share, respectively) and our weighted average costs on the dates we acquired these shares ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we lent Five Star $80,000 to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for total purchase prices of approximately $122,800.  By September 30, 2011, Five Star had completed its acquisition of these six communities and had borrowed all $80,000 of this Bridge Loan and had repaid $42,000 of those borrowings by December 31, 2011.  As of March 31, 2012, $38,000 was outstanding under the Bridge Loan.  In April 2012, Five Star repaid us $38,000 in aggregate principal amount, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%; as of March 31, 2012, the interest rate was 2.8% under the Bridge Loan.  We recognized interest income from this Bridge Loan of $275 for the three months ended March 31, 2012, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.

Note 6.  Indebtedness

Our principal debt obligations at March 31, 2012 were: our $750,000 unsecured revolving credit facility; three public issuances of unsecured senior notes, including: $250,000 principal amount due 2016 at an annual interest rate of 4.30%, $200,000 principal amount due 2020 at an annual interest rate of 6.75% and $300,000 principal amount due 2021 at an annual interest rate of 6.75%; and $831,599 aggregate principal amount of mortgages secured by 78 of our properties with maturity dates from 2012 to 2038.  The 78 mortgaged properties had a carrying value of $1,093,242 at March 31, 2012.  We also have two properties subject to capital leases totaling $14,109 at March 31, 2012; these two properties had a carrying value of $15,835 at March 31, 2012.

In January 2012, we repaid all $225,000 of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.

In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12,400, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we paid in full 17 mortgage loans with a weighted average interest rate of 6.95% encumbering 17 of our properties for $32,765, including accrued interest, that had maturity dates in June and July 2012.

The interest rate payable for amounts drawn under our $750,000 revolving credit facility is LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  We can borrow, repay and reborrow under the credit facility until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under our revolving credit facility was 1.80% at March 31, 2012.  In addition to

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

interest, we pay certain fees to maintain this revolving credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of March 31, 2012, we had $265,000 outstanding and $485,000 available under this revolving credit facility.  Our revolving credit facility contains financial covenants that require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.  Our revolving credit facility matures in June 2015 and includes an option for us to extend the facility for one year to June 2016 upon payment of a fee, and includes a feature under which maximum borrowings may be increased up to $1,500,000, subject to certain conditions.

Note 7.  Shareholders’ Equity

On February 9, 2012, we paid a $0.38 per share, or $61,806, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2011.  On April 3, 2012, we declared a quarterly distribution of $0.38 per share, or $61,813, to our common shareholders of record on April 13, 2012, with respect to our operating results for the quarter ended March 31, 2012; we expect to pay this distribution on or about May 10, 2012.  On February 10, 2011, we paid a $0.37 per share, or $52,486, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2010.  On May 11, 2011, we paid a $0.37 per share, or $52,490, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2011.

Under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012, we issued 20,462 common shares in payment of an incentive fee of approximately $453 for services rendered to us by RMR during 2011.

Note 8.  Fair Value of Assets and Liabilities

The table below presents certain of the assets and liabilities that are measured at fair value on a recurring and non recurring basis at March 31, 2012 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)

Assets held for sale(1)	$1,715	$—	$1,715
Long-lived assets held and used(2)	$1,986	$—	$1,986
Investments in available for sale securities(3)	$19,096	$19,096	$—
Unsecured senior notes(4)	$787,077	$787,077	$—

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

(2)         Long-lived assets held and used consist of one of our properties.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property and recognized an impairment of assets charge of $3,071 to reduce its carrying value to the amount stated.

(3)         Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at March 31, 2012 in active markets (Level 1 inputs).

(4)         We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our three issuances of senior notes (Level 1 inputs) on or about March 31, 2012.  The fair values of these senior note obligations exceed their book values of $741,091 by $45,986 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, a loan receivable, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at March 31, 2012 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9.  Segment Reporting

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities.  Five Star began managing our Managed Communities for our account in June 2011.  Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  We earn rental income revenues from tenants of our MOBs.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$58,824	$46,261	$4,420	$109,505
Residents fees and services	35,568	—	—	35,568
Total revenues	94,392	46,261	4,420	145,073

Expenses:
Depreciation	20,897	11,532	948	33,377
Property operating expenses	25,499	13,835	—	39,334
General and administrative	—	—	7,685	7,685
Acquisition related costs	—	—	688	688
Impairment of assets	—	3,071	—	3,071
Total expenses	46,396	28,438	9,321	84,155

Operating income (loss)	47,996	17,823	(4,901)	60,918

Interest and other income	—	—	482	482
Interest expense	(13,178)	(412)	(15,299)	(28,889)
Equity in earnings of an investee	—	—	45	45
Income (loss) before income tax expense	34,818	17,411	(19,673)	32,556
Income tax expense	—	—	(204)	(204)
Net income (loss)	$34,818	$17,411	$(19,877)	$32,352

Total assets	$2,449,750	$1,479,244	$454,827	$4,383,821

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated

Rental income	$57,109	$37,090	$4,353	$98,552

Expenses:
Depreciation	16,730	8,683	948	26,361
Property operating expenses	—	10,433	—	10,433
General and administrative	—	—	6,156	6,156
Acquisition related costs	—	—	1,113	1,113
Impairment of assets	—	166	—	166
Total expenses	16,730	19,282	8,217	44,229

Operating income (loss)	40,379	17,808	(3,864)	54,323

Interest and other income	—	—	232	232
Interest expense	(10,274)	(217)	(12,255)	(22,746)
Equity in earnings of an investee	—	—	37	37
Income (loss) before income tax expense	30,105	17,591	(15,850)	31,846
Income tax expense	—	—	(71)	(71)
Net income (loss)	$30,105	$17,591	$(15,921)	$31,775

Total assets	$1,881,550	$1,276,755	$367,103	$3,525,408

Note 10. Significant Tenant

Five Star is our former subsidiary and RMR provides management services to both us and Five Star.  Rental income from Five Star represented 44.7% of our annualized rental income and the properties Five Star leases from us represent 45.5% of our investments, at cost, as of March 31, 2012.  As of March 31, 2012, Five Star also manages a portfolio of 23 senior living communities for our account.  These properties leased and managed by Five Star are included in our short and long term residential care communities segment.  The following tables present summary financial information for Five Star for the three months ended March 31, 2012 and 2011, as reported in its Quarterly Report on Form 10-Q.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31,
Operations	2012	2011
Total revenues	$346,121	$307,616
Operating income	2,513	6,457
Income from continuing operations	746	5,907
Net income	369	4,133

	For the Three Months Ended March 31,
Cash Flows	2012	2011
Cash provided by operating activities	$7,329	$20,834
Net cash provided by (used in) discontinued operations	269	(1,395)
Cash used in investing activities	(9,041)	(18,564)
Cash (used in) provided by financing activities	(286)	4,363
Change in cash and cash equivalents	(1,729)	5,238
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	26,645	26,008

	As of March 31,
Financial Position	2012	2011
Current assets	$141,082	$156,741
Non-current assets	444,185	244,954
Total indebtedness	122,426	50,073
Current liabilities	189,067	155,334
Non-current liabilities	115,233	76,863
Total shareholders’ equity	280,967	169,498

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

Note 11.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include Five Star and CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR.  Certain of Five Star’s executive officers and CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $6,360 and $4,818 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2012, we issued 20,462 common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,346 and $1,024 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Five Star is our former 100% owned subsidiary.  In 2001, we distributed substantially all of Five Star’s then outstanding shares of common stock to our shareholders.  We are Five Star’s largest stockholder and, as of the date of this report, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.8% of Five Star’s outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.

Five Star is our largest tenant and manages several senior living communities for us.  As of March 31, 2012, we leased 188 senior living communities and two rehabilitation hospitals to Five Star and Five Star managed 23 senior living communities for our account.

Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of March 31, 2012 was $195,746, excluding percentage rent.  The total rent we recognized from Five Star for the three months ended March 31, 2012 and 2011 was $48,811 and $46,694, respectively, and as of March 31, 2012 and December 31, 2011, our rents receivable from Five Star were $17,483 and $17,313, respectively, and are included in other assets on our condensed consolidated balance sheets.  During the three months ended March 31, 2012 and 2011, pursuant to the terms of our existing leases with Five Star, we purchased $6,318 and $10,837, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $512 and $869, respectively, pursuant to the terms of the leases.

Five Star manages certain of our senior living communities pursuant to management agreements.  We and Five Star have entered into a pooling agreement, which pools our managed assisted living communities, and pursuant to which the determinations of fees and expenses of the various communities that are subject to the pooled management contracts are aggregated, including determination of our return of our invested capital and Five Star’s incentive fees.  We expect communities with only independent living apartments will be subject to a future separate pooling agreement, which would similarly aggregate the managed independent living apartments.  Five Star began managing communities for our account in June 2011 in connection with our acquisition of certain senior living communities at that time.  Since that time, we have acquired additional communities that are being managed by Five Star, including a senior living community with 92 living units that we acquired in February 2012.  For the three months ended March 31, 2012, we incurred $1,068 in management fees and reimbursed $22,962 of costs to Five Star related to the communities it manages for our account.  We expect that we may enter into additional

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star, although there can be no assurances that we will do so.

As discussed above in Note 5—Loan Receivable, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  As of March 31, 2012, there was $38,000 aggregate principal amount outstanding under the Bridge Loan.  We recognized interest income from this Bridge Loan of $275 for the three months ended March 31, 2012, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.  In April 2012, Five Star repaid in full the outstanding principal amount under the Bridge Loan, resulting in the termination of the Bridge Loan.

CWH was formerly our parent.  We were spun off to CWH’s shareholders in 1999.  As of the date of this report, we owned 250,000 common shares of CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  In addition, one of our Independent Trustees, Mr. Frederick Zeytoonjian, is also an independent trustee of CWH.  RMR provides management services to both us and CWH.

As previously reported, CWH previously granted us a right of first refusal to purchase certain of CWH’s properties if CWH sought to sell them.  Between November 2010 and January 2011, we purchased 27 properties (approximately 2,803,000 square feet of rental space), which were majority leased as MOBs from CWH for total sale prices of $470,000, excluding closing costs.  In September 2011, we acquired 13 additional properties (approximately 1,310,000 square feet), which were located in eight states and majority leased as MOBs for total sale prices of $167,000, excluding closing costs.  Certain of the properties included in these purchases were subject to the right of first refusal granted to us by CWH referred to above.  In connection with our September 2011 purchase of 13 properties from CWH, we and CWH terminated our existing right of first refusal, as we have purchased substantially all of the properties that were subject to that right of first refusal.

We, RMR, Five Star, CWH and three other companies to which RMR provides management services each currently own approximately 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment in AIC had a carrying value of $5,335 and $5,291 as of March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, we recognized income of $45 and $37, respectively, related to this investment.  In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of approximately $1,600 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in this program.  We currently expect that we will renew this program, as it may be modified, in June 2012.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 21, 2012, or our Proxy Statement, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned  “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreement and Bridge Loan with Five Star, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three months ended March 31, 2012 and 2011, we recognized current tax expense of $204 and $71, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per living unit / bed or square foot data):

(As of March 31, 2012)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Investment	Investment per Unit / Bed or Square Foot(2)	Q1 2012 NOI(3)	% of Q1 2012 NOI

Facility Type
Independent living communities(4)	56	14,163		$1,640,559	34.6%	$115,834	$35,323	33.4%
Assisted living facilities(4)	146	10,583		1,230,303	26.0%	$116,253	26,694	25.2%
Skilled nursing facilities(4)	48	5,024		206,091	4.4%	$41,021	4,260	4.0%
Rehabilitation hospitals	2	364		72,830	1.5%	$200,082	2,616	2.5%
Wellness centers	10	812,000	sq. ft.	180,017	3.8%	$222	4,420	4.2%
MOBs	108	7,630,000	sq. ft.	1,407,887	29.7%	$185	32,426	30.7%
Total	370			$4,737,687	100.0%		$105,739	100.0%

Tenant / Operator / Managed Properties
Five Star (Lease No. 1)	89	6,539		$674,040	14.2%	$103,080	$13,986	13.2%
Five Star (Lease No. 2)	48	6,140		559,527	11.8%	$91,128	13,136	12.4%
Five Star (Lease No. 3)	28	5,618		652,212	13.8%	$116,093	15,743	14.9%
Five Star (Lease No. 4)	25	2,614		271,262	5.7%	$103,773	5,930	5.6%
Sunrise / Marriott(5)	14	4,091		325,165	6.9%	$79,483	7,013	6.6%
Brookdale	18	894		61,122	1.3%	$68,369	1,754	1.7%
5 private companies (combined)	7	959		36,087	0.8%	$37,630	1,262	1.2%
TRS Managed(6)	23	3,279		570,368	12.0%	$173,946	10,069	9.5%
Wellness centers	10	812,000	sq. ft.	180,017	3.8%	$222	4,420	4.2%
Multi-tenant MOBs	108	7,630,000	sq. ft.	1,407,887	29.7%	$185	32,426	30.7%
Total	370			$4,737,687	100%		$105,739	100%

Tenant / Managed Property Operating Statistics(7)

	Rent Coverage		Occupancy
	2011	2010	2011	2010

Five Star (Lease No. 1)	1.20x	1.31x	84.1%	86.9%
Five Star (Lease No. 2)	1.39x	1.37x	82.5%	81.9%
Five Star (Lease No. 3)	1.44x	1.53x	86.0%	87.7%
Five Star (Lease No. 4)	1.14x	1.11x	85.4%	83.4%
Sunrise / Marriott(5)	1.58x	1.40x	89.5%	89.8%
Brookdale	2.23x	2.21x	92.1%	92.9%
5 private companies (combined)	2.80x	2.42x	84.0%	84.0%
TRS Managed(6)	NA	NA	84.2%	NA
Wellness centers	2.15x	2.18x	100.0%	100.0%
Multi-tenant MOBs (8)	NA	NA	95.9%	97.0%

(1)         Amounts are before depreciation, but after impairment write downs, if any.

(2)         Represents investment carrying value divided by the number of living units, beds or leased square feet at March 31, 2012.

(3)        Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(4)         Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(5)         Marriott International, Inc. guarantees the lessee’s obligations under this lease.

(6)         These 23 senior living communities acquired since June 2011 are leased to our TRSs and managed by Five Star.

(7)         Operating data for TRS managed properties are presented from the date of acquisitions through March 31, 2012 and operating data for multi-tenant MOBs are presented as of March 31, 2012 and 2011; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended December 31, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

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

The following tables set forth information regarding our lease expirations as of March 31, 2012 (dollars in thousands):

	Annualized Rental Income(1)				Percent of	Cumulative
Year	Short and Long Term Residential Care Communities(2)	MOBs	Wellness Centers	Total	Total Annualized Rental Income Expiring	Percentage of Annualized Rental Income Expiring

2012	$—	$15,606	$—	$15,606	3.5%	3.5%
2013	18,254	15,223	—	33,477	7.5%	11.0%
2014	—	21,919	—	21,919	4.9%	15.9%
2015	3,034	17,590	—	20,624	4.6%	20.5%
2016	—	17,022	—	17,022	3.8%	24.3%
2017	32,954	18,945	—	51,899	11.6%	35.9%
2018	14,454	6,871	—	21,325	4.7%	40.6%
2019	599	27,036	—	27,635	6.2%	46.8%
2020	—	9,603	—	9,603	2.1%	48.9%
2021 and thereafter	177,891	34,552	17,536	229,979	51.1%	100.0%
Total	$247,186	$184,367	$17,536	$449,089	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  9.5 years

(1)               Annualized rental income is rents pursuant to existing leases as of March 31, 2012, including expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)               Excludes rent received from our TRSs.

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Communities(1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenancies Expiring	Percentage of Number of Tenancies Expiring

2012	—	112	—	112	20.9%	20.9%
2013	1	70	—	71	13.2%	34.1%
2014	—	82	—	82	15.3%	49.4%
2015	3	65	—	68	12.7%	62.1%
2016	—	61	—	61	11.4%	73.5%
2017	2	41	—	43	8.0%	81.5%
2018	1	24	—	25	4.7%	86.2%
2019	1	22	—	23	4.3%	90.5%
2020	—	17	—	17	3.2%	93.7%
2021 and thereafter	4	29	2	35	6.3%	100.0%
Total	12	523	2	537	100.0%

(1)               Excludes our TRSs as tenants.

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)(1)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2012	—	0.0%	0.0%	594,358	—	594,358	7.4%	7.4%
2013	2,472	9.2%	9.2%	536,515	—	536,515	6.7%	14.1%
2014	—	0.0%	9.2%	985,598	—	985,598	12.3%	26.4%
2015	423	1.6%	10.8%	766,135	—	766,135	9.6%	36.0%
2016	—	0.0%	10.8%	763,477	—	763,477	9.5%	45.5%
2017	3,508	13.1%	23.9%	833,561	—	833,561	10.4%	55.9%
2018	1,619	6.0%	29.9%	210,905	—	210,905	2.6%	58.5%
2019	175	0.7%	30.6%	893,402	—	893,402	11.3%	69.8%
2020	—	0.0%	30.6%	454,610	—	454,610	5.7%	75.5%
2021 and thereafter	18,658	69.4%	100.0%	1,150,608	812,000	1,962,608	24.5%	100.0%
Total	26,855	100.0%		7,189,169	812,000	8,001,169	100.0%

(1)          Excludes 3,279 living units leased to our TRSs.

During the three months ended March 31, 2012, we entered into MOB lease renewals for 22,287 square feet and new leases for 23,926 square feet, at weighted average rental rates that were 17.2% above rents previously charged for the same space.  These leases have average net rent of $36.96 per square foot.  Average lease terms for leases entered into during the first quarter of 2012 were 9.7 years.  Commitments for tenant improvement and leasing costs for leases we entered into during the first quarter of 2012 totaled $1.3 million, or $28.96 per square foot on average (approximately $2.99 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays or dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities.  Five Star began managing our Managed Communities for our account in June 2011.  Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  We earn rental income revenues from tenants of our MOBs.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended March 31,
	2012	2011

Revenues:
Short term and long term residential care communities	$94,392	$57,109
MOBs	46,261	37,090
All other operations	4,420	4,353
Total revenues	$145,073	$98,552

Net income:
Short term and long term residential care communities	$34,818	$30,105
MOBs	17,411	17,591
All other operations	(19,877)	(15,921)
Net income	$32,352	$31,775

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011:

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2012	2011	2012	2011
Total properties	252	228	223	223
# of units / beds	30,134	26,744	26,176	26,176
Occupancy:
Leased communities(2)	85.3%	86.2%	85.3%	86.1%
TRS managed communities(3)	85.8%	—	—	—
Rent coverage(2)	1.42x	1.43x	1.43x	1.43x
Rental income(2)	$58,824	$57,109	$56,930	$57,097
Residents fees and services(3)	$35,568	$—	$—	$—

(1)         Consists of short and long term residential care communities we have owned continuously since January 1, 2011.

(2)         Excludes rents from our Managed Communities.  All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net tenants’ operations of our properties, before subordinated charges, divided by triple-net minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)         Represents the average occupancy for our 23 Managed Communities from the date of acquisitions through March 31, 2012 and our revenues for the three months ended March 31, 2012.

Short and long term residential care communities, all properties:

	Three Months Ended March 31,
	2012	2011	Change	% Change

Rental income	$58,824	$57,109	$1,715	3.0%
Residents fees and services(1)	35,568	—	35,568	—
Property operating expenses(1)	(25,499)	—	(25,499)	—
Net operating income (NOI)	68,893	57,109	11,784	20.6%

Depreciation expense	(20,897)	(16,730)	(4,167)	(24.9)%
Operating income	47,996	40,379	7,617	18.9%

Interest expense	(13,178)	(10,274)	(2,904)	(28.3)%
Net income	$34,818	$30,105	$4,713	15.7%

(1)         Includes data for our Managed Communities.

Rental income.  Rental income increased because of rents from our acquisition of five communities during the second quarter of 2011 for approximately $89,600 and one community during the third quarter of 2011 for approximately $10,235 which are leased by Five Star and our purchase of approximately $39,600 of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 for approximately $38,625.  Rental income includes non-cash straight line rent adjustments totaling approximately $505 and $508 for the three months ended March 31, 2012 and 2011, respectively.  Rental income decreased year over year on a comparable basis related to a rent reduction from the sale of five communities during the second quarter of 2011 partially offset by improvement purchases at certain of the 223 communities we have owned continuously since January 1, 2011.

Residents fees and services.  Residents fees and services are the revenues earned at our 23 senior living communities that we acquired for approximately $567,715 since June 2011 that are leased to our TRSs.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred at our 23 senior living communities that are leased to our TRSs acquired since June 2011.  Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

Net operating income.  NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our short and long term residential care communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of our acquisition of 29 communities acquired since January 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by the sale of five properties during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of the assumption of $204,000 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03%, the amortization of the principal balance of our mortgage debt and the reduction in a variable rate of interest applicable to one mortgage debt.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended March 31,		As of the Three Months Ended March 31,
	2012	2011	2012	2011
Total properties	108	89	80	80
Total square feet(2)	7,630	5,984	5,150	5,150
Occupancy(3)	94.2%	97.8%	94.2%	97.2%
Rental income	$46,261	$37,090	$35,256	$34,432

(1)         Consists of MOBs we have owned continuously since January 1, 2011.

(2)         Prior periods exclude space remeasurements made during the periods presented.

(3)         MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2012	2011	Change	% Change

Rental income	$46,261	$37,090	$9,171	24.7%
Property operating expenses	(13,835)	(10,433)	(3,402)	(32.6)%
Net operating income (NOI)	32,426	26,657	5,769	21.6%

Depreciation expense	(11,532)	(8,683)	(2,849)	(32.8)%
Impairment of assets	(3,071)	(166)	(2,905)	(1750.0)%
Operating income	17,823	17,808	15	0.1%

Interest expense	(412)	(217)	(195)	(89.9)%
Net income	$17,411	$17,591	$(180)	(1.0)%

Rental income.  Rental income increased because of rents from 28 MOBs we acquired for approximately $336,400 since January 1, 2011, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $2,000 and amortization of approximately $(602) and $161 of acquired real estate leases and obligations for the three months ended March 31, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011.

Impairment of assets.  During the three months ended March 31, 2012, we recorded an impairment of assets charge of $ 3,071 related to one property to reduce the carrying value of this property to its estimated fair value.  During the three months ended March 31, 2011, we recorded an impairment of assets charge of $166 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $13,300 of mortgage debt in connection with our acquisition of one MOB in July 2011 and one MOB in November 2011, partially offset by the amortization of our mortgage debt.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2011):

	Three Months Ended March 31,
	2012	2011	Change	% Change

Rental income	$35,256	$34,432	$824	2.4%
Property operating expenses	(9,412)	(9,540)	128	1.3%
Net operating income (NOI)	25,844	24,892	952	3.8%

Depreciation expense	(8,243)	(8,120)	(123)	(1.5)%
Operating income	17,601	16,772	829	4.9%

Interest expense	(210)	(217)	7	3.2%
Net income	$17,391	$16,555	$836	5.0%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $1,300 and $1,800 and amortization of approximately $164 and $239 of acquired real estate leases and obligations for the three months ended March 31, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased slightly due to our more effective control of expenses.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of improvements we made on certain of these properties since January 1, 2011, and the amortization of leasing costs partially offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended March 31,
	2012	2011	Change	% Change

Rental income	$4,420	$4,353	$67	1.5%

Expenses:
Depreciation	948	948	—	—
General and administrative	7,685	6,156	1,529	24.8%
Acquisition related costs	688	1,113	(425)	(38.2)%
Total expenses	9,321	8,217	1,104	13.4%
Operating loss	(4,901)	(3,864)	(1,037)	26.8%

Interest and other income	482	232	250	107.8%
Interest expense	(15,299)	(12,255)	(3,044)	(24.8)%
Equity in earnings of an investee	45	37	8	21.6%
Loss before income tax expense	(19,673)	(15,850)	(3,823)	24.1%
Income tax expense	(204)	(71)	(133)	-187.3%
Net loss	$(19,877)	$(15,921)	$(3,956)	(24.8)%

(1)         All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

Rental income.  Rental income for our wellness centers increased because of consumer price index based rent increases since January 1, 2011 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling approximately $365 and amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended March 31, 2012 and 2011.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended March 31, 2012 and 2011 as we generally depreciate our long-lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,004,000 since January 1, 2011, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460.

Acquisition related costs.  Acquisition related costs represent legal and other due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2012 and 2011.  Acquisition related costs decreased because of a lower number and value of senior living and MOB acquisitions during the three months ended March 31, 2012 than the prior year period.

Interest and other income.  The increase in interest and other income is mainly due to $275 of interest received from our Bridge Loan with Five Star during the three months ended March 31, 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $221,600 and 1.8%, and $29,600 and 1.1%, for the three months ended March 31, 2012 and 2011, respectively.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Non-GAAP Financial Measures

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three months ended March 31, 2012 and 2011.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from the NAREIT definition of FFO because we include percentage rent and exclude acquisition related costs and loss on early extinguishment of debt, if any. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provides useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of equity and debt capital to us and our expectation of our future capital requirements and operating performance.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Three Months Ended March 31,
	2012	2011

Net income	$32,352	$31,775
Depreciation expense	33,377	26,361
Impairment of assets	3,071	166
FFO	68,800	58,302
Acquisition related costs	688	1,113
Percentage rent adjustment(1)	2,900	2,700
Normalized FFO	$72,388	$62,115

Weighted average shares outstanding	162,647	141,855

FFO per share	$0.42	$0.41
Normalized FFO per share	$0.45	$0.44
Net income per share	$0.20	$0.22
Distributions declared per share	$0.38	$0.37

(1)         Our percentage rents are generally determined on an annual basis. We defer recognition of percentage rental income we receive during the first, second and third quarters until the fourth quarter when all contingencies related to percentage rents are satisfied.  Although recognition of this revenue is deferred until the fourth quarter, our Normalized FFO calculation for the first three quarters includes estimated amounts of percentage rents with respect to those periods.  When we calculate our Normalized FFO for the fourth quarter, we exclude percentage rents we presented for the first three quarters.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Reconciliation of NOI to Net Income:
Short and long term residential care communities NOI	$68,893	$57,109
MOB NOI	32,426	26,657
All other operations NOI	4,420	4,353
Total NOI	105,739	88,119
Depreciation expense	(33,377)	(26,361)
General and administrative expense	(7,685)	(6,156)
Acquisition related costs	(688)	(1,113)
Impairment of assets	(3,071)	(166)
Operating income	60,918	54,323

Interest and other income	482	232
Interest expense	(28,889)	(22,746)
Equity in earnings of an investee	45	37
Income before income tax expense	32,556	31,846
Income tax expense	(204)	(71)
Net income	$32,352	$31,775

LIQUIDITY AND CAPITAL RESOURCES

Rental income revenues and residents fees and services revenues from our leased and managed properties are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our residential community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our Managed Communities monthly.  During the three months ended March 31, 2012 and 2011, we generated $72.4 million and $64.8 million, respectively, of cash from operations.

The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At March 31, 2012, we had $25.3 million of cash and cash equivalents and $485.0 million available under our unsecured revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders.  The maturity date of this facility is June 24, 2015 and we have an option, subject to certain conditions and the payment of a fee, to extend the facility for one year.  This revolving credit facility also includes a feature under which maximum borrowings may be increased up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds under the credit facility until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  At March 31, 2012, the weighted average interest rate payable on our revolving credit facility was 1.80%.  As of March 31, 2012 and May 1, 2012, we had $265.0 million and $235.0 million, respectively, outstanding under our revolving credit facility.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we intend to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

In January 2012, we repaid all $225.0 million of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.  In February 2012, we repaid a mortgage loan encumbering one of our properties that had a principal balance of approximately $12.4 million, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we repaid 17 mortgage loans with a weighted average interest rate of 6.95% encumbering 17 of our properties for $32.8 million, including accrued interest, that had maturity dates in June and July 2012.

In March and April 2012, we entered three separate agreements to acquire four senior living communities and two MOBs for total purchase prices of $71.4 million, including the assumption of approximately $25.0 million of mortgage debt and excluding closing costs.  The senior living communities are located in Colorado, Idaho and Washington and include a total of 511 living units, and the MOBs are located in Maryland and Massachusetts and include a total of 127,180 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In February 2012, we acquired a previously disclosed senior living community located in Priceville, Alabama with 92 assisted living units for approximately $11.3 million, excluding closing costs.  All the residents at this community currently pay for occupancy and services with private resources.  We funded this acquisition using cash on hand.  Our weighted average capitalization rate for this acquisition was 7.7% based on estimated annual NOI.  Capitalization rate is the ratio of the estimated annual GAAP revenues less property operating expenses, if any, to the purchase price on the date of acquisition.

We have previously disclosed agreements to acquire seven properties which have not yet closed, including four senior living communities and three MOBs for total purchase prices of $257.8 million, including the assumption of approximately $88.9 million of mortgage debt and excluding closing costs.  The four senior living communities are located in Missouri, New York and South Carolina and include a total of 688 living units, and the three MOBs are located in Georgia and Hawaii and include a total of 343,198 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

We have entered an agreement to sell one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1.2 million.  The sale of this property is contingent upon completion of the buyer’s diligence and other customary closing conditions; accordingly, we can provide no assurance that we will sell this property.

In May 2011, we and Five Star entered into a loan agreement under which we lent Five Star $80.0 million to fund Five Star’s purchase of six senior living communities that Five Star had agreed to acquire for a total purchase price of approximately $122.8 million.  By March 31, 2012, Five Star had completed its acquisition of these six communities and had repaid $42.0 million.  In April 2012, Five Star repaid the remaining $38.0 million and this Bridge Loan was terminated.  The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  As of March 31, 2012, the interest rate was 2.8% under the Bridge Loan.  We recognized interest income from this Bridge Loan of $275,000 for the three months ended March 31, 2012, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.

During the three months ended March 31, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $6.3 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $512,000.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three months ended March 31, 2012 and 2011, cash expenditures made and capitalized for leasing costs, building improvements and Managed Communities capital expenditures were as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
MOB leasing capital(1)	$1,498	$2,310
MOB building improvements(2)	794	224
Managed Communities capital improvements(3)	1,058	—
Total capital expenditures	$3,350	$2,534

(1)          MOB leasing capital includes tenant improvements (TI) and leasing costs (LC).

(2)          MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

(3)          Includes capital improvements on the senior living communities we have acquired since June 2011 that are leased to our TRSs and managed by Five Star for our account.

We have made commitments for expenditures in connection with our MOB leasing activities during the three months ended March 31, 2012, as follows:

	New Leases	Renewals	Total
Square feet leased during the quarter (000s)	24	22	46
Total commitments for tenant improvements and leasing costs ($000s)	$1,173	$159	$1,332
Leasing costs per square foot	$49.02	$7.16	$28.96
Average lease term (years)	13.4	3.9	9.7
Leasing costs per square foot per year	$3.65	$1.85	$2.99

We believe we will have access to various types of financings, including equity or debt offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due.  Our ability to complete and the costs of our future debt transactions are expected to depend primarily upon market conditions and our credit ratings.  We have no control over market conditions.  Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings and service our debt funding obligations, to space our debt maturities and to balance our use of equity and debt capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes.  We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities.  However, there can be no assurance that we will be able to complete any equity or debt offerings or that our cost of any future public or private financings will not increase.

On April 3, 2012, we declared a quarterly distribution of $0.38 per common share, or $61.8 million, to our common shareholders of record on April 13, 2012 for the quarter ended March 31, 2012.  This distribution will be paid to shareholders on or about May 10, 2012, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that we expect would have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2012 were: $265.0 million outstanding under our $750.0 million unsecured revolving credit facility; three public issuances of unsecured senior notes of $250.0 million due 2016 at an annual interest rate of 4.30%, $200.0 million due 2020 at an annual interest rate of 6.75% and $300.0 million due 2021 at an annual interest rate of 6.75%; and $831.6 million of mortgages secured by 78 of our properties with maturity dates from 2012 to 2038.  We also have two properties encumbered by capital leases totaling $14.1 million at March 31, 2012.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2012, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable for the facility.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts.  Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.  Termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, CWH and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; CWH, which was our former parent and with which we have engaged in transactions from time to time, including our acquiring MOBs from CWH; and AIC, an Indiana insurance company, which we, RMR, Five Star, CWH and three other companies to which RMR provides management services each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreement and Bridge Loan with Five Star, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, CWH and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of March 31, 2012, approximately 94% of our NOI from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI from our properties came from properties where a majority of the NOI were derived from Medicare and Medicaid reimbursements.  We and our tenants operate facilities in many states and participate in many federal and state health care payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state health care payment programs.  Because of the current federal budget deficit and other federal priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs.  Examples of these, and other information regarding such programs, is discussed under the caption, “Business — Government Regulation and Reimbursement” in our Annual Report.  Congress recently adopted the legislation described under that caption delaying the approximately 27% reduction in the Medicare Physician Fee Schedule, which had been scheduled to occur on February 29, 2012, until the end of 2012.  However, as noted therein, the scheduled reduction in 2013 would be greater than 27%.  Also, Congress recently extended the exemption process for limits on Medicare payments for outpatient therapies described under that caption from February 20, 2012 until the end of 2012.  We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on us or our tenants.  The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover costs, in reductions in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of certain of our communities which are leased to our TRSs and the values of our properties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2011. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2012, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$300,000	6.75%	$20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages(2)	299,800	6.71%	20,117	2019	Monthly
Mortgages	92,516	5.924%	5,481	2016	Monthly
Mortgages	47,460	6.54%	3,104	2017	Monthly
Mortgages	37,441	5.83%	2,183	2014	Monthly
Mortgages(3)	30,323	6.97%	2,114	2012	Monthly
Mortgage	13,947	6.91%	964	2013	Monthly
Mortgages	13,245	5.66%	750	2015	Monthly
Mortgage	12,655	6.25%	791	2016	Monthly
Mortgage	11,713	6.365%	746	2015	Monthly
Mortgages	10,832	6.11%	662	2013	Monthly
Mortgage	9,590	5.95%	571	2038	Monthly
Mortgage	6,555	5.97%	391	2016	Monthly
Mortgage	5,192	5.65%	293	2015	Monthly
Mortgage	4,662	5.81%	271	2015	Monthly
Mortgage	4,202	6.50%	273	2013	Monthly
Mortgage	3,599	6.25%	225	2033	Monthly
Mortgage	3,455	7.31%	253	2022	Monthly
Mortgage	3,155	6.07%	192	2012	Monthly
Mortgage	2,929	5.88%	172	2015	Monthly
Mortgage(3)	2,340	6.73%	157	2012	Monthly
Mortgage	1,697	7.85%	133	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,382,008		$85,207

(1)          The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)          Consists of fixed rate portion of our Federal National Mortgage Association, or FNMA, loan.

(3)          In April 2012 we repaid these mortgage loans.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  However, if these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $8.5 million.

Changes in market interest rates do affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2012, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $43.9 million.

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

Our unsecured revolving credit facility accrues interest at floating rates and matures in June 2015.  At March 31, 2012, we had $265.0 million outstanding and $485.0 million available for borrowing under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $265.0  million at March 31, 2012 was 1.80%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2012	1.80%	$265,000	$4,770
10% reduction	1.62%	$265,000	$4,293
10% increase	1.98%	$265,000	$5,247

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2012 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2012	1.80%	$750,000	$13,500
10% reduction	1.62%	$750,000	$12,150
10% increase	1.98%	$750,000	$14,850

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed the FNMA loan financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $299.8 million at March 31, 2012, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $199.5 million at March 31, 2012.  Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at March 31, 2012, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.39%.  If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2012	6.39%	$199,456	$12,737
10% reduction	6.36%	$199,456	$12,689
10% increase	6.41%	$199,456	$12,785

(1)       Our variable rate at March 31, 2012 consists of the one month LIBOR rate of 0.24% at March 31, 2012 plus a fixed premium.  This table assumes a 10% interest rate change on the one month LIBOR rate.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ACQUISITIONS AND SALES OF PROPERTIES,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR ABILITY TO PAY INTEREST AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH, AS OF MARCH 31, 2012, IS RESPONSIBLE FOR 44.7% OF OUR CURRENT ANNUALIZED RENTS, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, OR PPACA, AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US AND ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENTS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, CWH, AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE RESULTING FROM PPACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO MATCH FIVE STAR’S COSTS,

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

•                  OUR PENDING ACQUISITIONS AND SALES OF SENIOR LIVING COMMUNITIES AND MOBS, AND CERTAIN RELATED MANAGEMENT ARRANGEMENTS, ARE CONTINGENT UPON VARIOUS CONDITIONS, INCLUDING IN SOME CASES, COMPLETION OF DILIGENCE AND / OR REGULATORY, LENDER OR OTHER THIRD PARTY APPROVALS. ACCORDINGLY, SOME OR ALL OF THESE PURCHASES AND SALES, AND ANY RELATED MANAGEMENT ARRANGEMENTS, MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE TWO PROPERTIES CLASSIFIED AS HELD FOR SALE.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS WHICH SUFFICIENTLY EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  THIS QUARTERLY REPORT STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012.  IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS, NATURAL DISASTERS OR CHANGES IN OUR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON ITS WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As further described in our Annual Report, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on March 29, 2012, we issued 20,462 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2011. We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.      Exhibits.

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.5	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

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

4.5

Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

4.6

Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, related to 4.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.7

Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

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

10.1	Representative form of Indemnification Agreement. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

31.1	Rule 13a-14(a) Certification. (Filed herewith)

31.2	Rule 13a-14(a) Certification. (Filed herewith)

31.3	Rule 13a-14(a) Certification. (Filed herewith)

31.4	Rule 13a-14(a) Certification. (Filed herewith)

32.1	Section 1350 Certification. (Furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 1, 2012

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 1, 2012