Form 10-Q
period 2012-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2012-08-01
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Number of registrant’s common shares outstanding as of August 1, 2012:  176,475,108.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2012

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.   Financial Information

Item 1.                   Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$583,683	$564,628
Buildings and improvements	4,282,707	4,156,963
	4,866,390	4,721,591
Less accumulated depreciation	688,407	630,261
	4,177,983	4,091,330
Cash and cash equivalents	20,405	23,560
Restricted cash	10,044	7,128
Deferred financing fees, net	23,479	25,434
Acquired real estate leases and other intangible assets, net	100,619	100,235
Loan receivable	—	38,000
Other assets	134,022	97,361
Total assets	$4,466,552	$4,383,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$360,000	$—
Senior unsecured notes, net of discount	741,412	965,770
Secured debt and capital leases	863,516	861,615
Accrued interest	13,315	22,281
Assumed real estate lease obligations, net	15,091	17,778
Other liabilities	57,059	42,998
Total liabilities	2,050,393	1,910,442

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 174,700,000 shares authorized, 162,675,108 and 162,646,046 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,627	1,626
Additional paid in capital	2,944,868	2,944,212
Cumulative net income	973,540	907,937
Cumulative other comprehensive income	(2,860)	(3,772)
Cumulative distributions	(1,501,016)	(1,377,397)
Total shareholders’ equity	2,416,159	2,472,606
Total liabilities and shareholders’ equity	$4,466,552	$4,383,048

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$110,986	$100,318	$220,491	$198,870
Residents fees and services	35,986	844	71,554	844
Total revenues	146,972	101,162	292,045	199,714

Expenses:
Depreciation	35,230	26,935	68,607	53,296
Property operating expenses	40,734	11,302	80,068	21,735
General and administrative	8,068	6,793	15,753	12,949
Acquisition related costs	1,829	2,814	2,517	3,927
Impairment of assets	—	—	3,071	166
Total expenses	85,861	47,844	170,016	92,073

Operating income	61,111	53,318	122,029	107,641

Interest and other income	227	244	709	476
Interest expense	(28,120)	(23,361)	(57,009)	(46,107)
Loss on early extinguishment of debt	—	(427)	—	(427)
Gain on sale of properties	—	21,315	—	21,315
Equity in earnings of an investee	76	46	121	83
Income before income tax expense	33,294	51,135	65,850	82,981
Income tax expense	(43)	(87)	(247)	(158)
Net income	33,251	51,048	65,603	82,823

Other comprehensive income:
Change in net unrealized loss on investments	(1,315)	(6,727)	916	(3,183)
Share of comprehensive (loss) income of an investee	(3)	39	(4)	43
Comprehensive income	$31,933	$44,360	$66,515	$79,683

Weighted average shares outstanding	162,670	141,869	162,659	141,862

Net income per share	$0.20	$0.36	$0.40	$0.58

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$65,603	$82,823
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68,607	53,296
Amortization of deferred financing fees and debt discounts	3,024	2,144
Straight line rental income	(6,062)	(5,725)
Amortization of acquired real estate leases and other intangible assets	(170)	(371)
Loss on early extinguishment of debt	—	427
Impairment of assets	3,071	166
Gain on sale of properties	—	(21,315)
Equity in earnings of an investee	(121)	(83)
Change in assets and liabilities:
Restricted cash	(2,916)	(718)
Other assets	10,719	3,120
Accrued interest	(8,966)	5,100
Other liabilities	13,740	12,867
Cash provided by operating activities	146,529	131,731

Cash flows from investing activities:
Real estate acquisitions and deposits	(123,867)	(306,819)
Real estate improvements	(20,015)	(16,462)
Loan receivable	—	(41,000)
Principal payments on loan receivable	38,000	32,000
Investment in Five Star Quality Care, Inc.	—	(5,000)
Proceeds from sale of properties	—	38,663
Cash used for investing activities	(105,882)	(298,618)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	(103)
Proceeds from issuance of unsecured senior notes, net of discount	—	247,327
Proceeds from borrowings on revolving credit facility	434,000	365,000
Repayments of borrowings on revolving credit facility	(74,000)	(309,000)
Redemption of senior notes	(225,000)	—
Repayment of other debt	(54,889)	(4,541)
Payment of deferred financing fees	(294)	(9,604)
Distributions to shareholders	(123,619)	(104,976)
Cash (used for) provided by financing activities	(43,802)	184,103

(Decrease) increase in cash and cash equivalents	(3,155)	17,216
Cash and cash equivalents at beginning of period	23,560	10,866
Cash and cash equivalents at end of period	$20,405	$28,082

SENIOR HOUSING PROPERTIES TRUST

Supplemental cash flow information:
Interest paid	$62,951	$38,863
Income taxes paid	378	256

Non-cash investing activities:
Acquisitions funded by assumed debt	(56,789)	(48,062)

Non-cash financing activities:
Assumption of mortgage notes payable	56,789	48,062
Issuance of common shares	657	441

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances among us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

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

Note 3.  Real Estate Properties

At June 30, 2012, we owned 375 properties located in 39 states and Washington, D.C.

In February 2012, we acquired a previously disclosed senior living community located in Priceville, Alabama with 92 living units for approximately $11,300, excluding closing costs.  We recorded intangible assets of approximately $583 related to this acquisition.  A subsidiary of Five Star Quality Care, Inc., which, together with its subsidiaries, we refer to in this report as Five Star, manages this community for our account under a long term contract.  We funded this acquisition using cash on hand.  As of June 30, 2012, we own 24 communities that are managed by Five Star, or the Managed Communities.  We use the taxable REIT subsidiary, or TRS, structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act, or RIDEA, for our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Managed Communities, which we began acquiring in June 2011.  The results of operations for the Managed Communities are included in our short and long term residential care communities segment.  See Note 11 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities and see Note 9 for further information regarding our reportable operating segments.

In May 2012, we acquired a previously disclosed senior living community located in Charleston, South Carolina with 59 assisted living units for approximately $8,059, excluding closing costs.  We recorded intangible assets of approximately $362 related to this acquisition.  A subsidiary of Five Star manages this community for our account under a long term contract.  We funded this acquisition using cash on hand and by assuming approximately $4,789 of mortgage debt.

In May 2012, we acquired a previously disclosed property leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or an MOB, with 28,440 square feet located in Georgia for approximately $8,600, excluding closing costs.  We recorded intangible lease assets and liabilities of $1,392 and $10, respectively, related to this acquisition.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2012, we acquired another previously disclosed MOB with 111,538 square feet located in Georgia for approximately $23,100, excluding closing costs.  We recorded intangible lease assets of $6,421 related to this acquisition.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In June 2012, we acquired a previously disclosed MOB with 204,429 square feet located in Hawaii for approximately $70,495, excluding closing costs.  We recorded intangible lease assets and liabilities of $4,306 and $629, respectively, related to this acquisition.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $52,000 of mortgage debt.

In June 2012, we acquired another previously disclosed MOB with 92,180 square feet located in Maryland for approximately $18,250, excluding closing costs.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In July 2012, we acquired a previously disclosed senior living community located in Mount Pleasant, South Carolina with 232 living units for approximately $37,273, excluding closing costs.  A subsidiary of Five Star manages this community for our TRS under a long term contract.  We funded this acquisition in escrow in June 2012 prior to and pending closing using cash on hand and borrowings under our revolving credit facility, and as of June 30, 2012, the amount funded is included in other assets on our condensed consolidated balance sheet.

In July 2012, we acquired one MOB with 63,082 square feet located in Houston, Texas for approximately $16,850, excluding closing costs.  We funded this acquisition using cash on hand.

In July 2012, we acquired another MOB with 52,858 square feet located in Boynton Beach, Florida for approximately $7,750, excluding closing costs.  We funded this acquisition using cash on hand.

On July 31, 2012, we acquired four previously disclosed senior living communities located in Colorado, Idaho and Washington with a total of 511 living units for total purchase prices of approximately $36,500, excluding closing costs.  We leased these properties to Stellar Senior Living, LLC, a third party operator, with a current term expiring in 2027 for initial rent of approximately $2,920 per year.  Percentage rent,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

based on increases in gross revenues at these properties, will commence in 2014.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $6,876 of mortgage debt.

We have previously disclosed agreements to acquire three properties which have not yet closed, including two senior living communities and one MOB for total purchase prices of approximately $126,700, including the assumption of approximately $49,447 of mortgage debt and excluding closing costs.  The two senior living communities are located in Missouri and New York and include a total of 397 living units, and the MOB is located in Massachusetts and includes 35,000 square feet.  The closings of these acquisitions are contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In July 2012, we entered an agreement to acquire one MOB for approximately $15,275, including the assumption of approximately $9,676 of mortgage debt and excluding closing costs.  The MOB is located in Minnesota and includes a total of 76,637 square feet.  This acquisition has not yet closed.  The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In May 2012, we entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise Senior Living, Inc., or Sunrise, and Five Star related to 10 senior living communities, or the 10 Communities, that we currently lease to Sunrise.  The Operations Transfer Agreement provides that we and Sunrise will accelerate the December 31, 2013 termination date of these Sunrise leases, that we will lease the 10 Communities to our TRSs and that Five Star will manage the 10 Communities pursuant to long term contracts.  The Operations Transfer Agreement provides that these transactions will occur when we and Five Star have obtained required regulatory approvals to operate the 10 Communities.  Because of the required regulatory approval processes, we expect the transition of the 10 Communities’ operations to occur on various dates during the remainder of 2012.  Pursuant to the Operations Transfer Agreement, we paid Sunrise $1,000 to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities, which will be transferred to our applicable TRSs when the leases of the 10 Communities commence.

In July 2012, we sold one MOB located in Massachusetts for a sale price of approximately $1,100.  At June 30, 2012, two of our properties, including one senior living community located in Pennsylvania and this MOB, are classified as held for sale.  These two properties are included in real estate properties on our condensed consolidated balance sheets and have an aggregate net book value of approximately $1,715 at both June 30, 2012 and December 31, 2011.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the six months ended June 30, 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell.  During the six months ended June 30, 2011, we recorded impairment of assets charges of $166 to reduce the carrying value of two of our properties to their estimated sales prices less costs to sell.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

During the three and six months ended June 30, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $7,775 and $14,093, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $625 and $1,137, respectively.

The allocation of the purchase price of certain of our acquisitions described above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these condensed consolidated financial statements.

Note 4.  Unrealized Gain / Loss on Investments

As of June 30, 2012, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares on June 30, 2012 ($19.12 and $3.07 per share, respectively) and our weighted average costs on the dates we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan.  By December 31, 2011, Five Star had repaid $42,000 of those borrowings.  In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively, and $58 for the three and six months ended June 30, 2011, which are included in interest and other income in our condensed consolidated statements of income and comprehensive income.

Note 6.  Indebtedness

Our principal debt obligations at June 30, 2012 were: our $750,000 unsecured revolving credit facility; three public issuances of unsecured senior notes, including: $250,000 principal amount due 2016 at an annual interest rate of 4.30%, $200,000 principal amount due 2020 at an annual interest rate of 6.75% and $300,000 principal amount due 2021 at an annual interest rate of 6.75%; and $849,511 aggregate principal amount of mortgages secured by 63 of our properties with maturity dates from 2013 to 2043.  The 63 mortgaged properties had a carrying value of $1,100,704 at June 30, 2012.  We also have two properties subject to capital leases totaling $14,005 at June 30, 2012; these two properties had a carrying value of $15,760 at June 30, 2012.

In connection with the acquisitions discussed in Note 3 above, during the six months ended June 30, 2012, we assumed $56,789 of mortgage debt with a weighted average interest rate of 5.54% and a weighted average maturity of 5.9 years.  We recorded the assumed mortgages at their fair value which

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

approximated their outstanding principal balances.  We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

In January 2012, we repaid all $225,000 of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.

In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12,400, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we paid in full 17 mortgage loans encumbering 17 of our properties that had an aggregate principal balance of $32,576, weighted average interest rate of 6.95% and maturity dates in June and July 2012.  In June 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $3,140, an interest rate of 6.07% and a maturity date in September 2012.

In July 2012, we sold $350,000 of senior unsecured notes.  The notes require interest at a fixed rate of 5.625% per annum and are due in 2042.  Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses were approximately $338,800.  Interest on the notes is payable quarterly in arrears.  We used a part of the net proceeds of this offering to repay borrowings under our revolving credit facility and we expect to apply the remaining net proceeds to prepay the variable portion of our Federal National Mortgage Association, or FNMA, secured term loan and for general business purposes, which may include funding future acquisitions of properties.

The interest rate payable for amounts drawn under our $750,000 revolving credit facility is LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  We can borrow, repay and reborrow under the credit facility until maturity, and no principal repayment is due until maturity.  The interest rate payable on borrowings under our revolving credit facility was 1.80% at June 30, 2012.  In addition to interest, we pay certain fees to maintain this revolving credit facility and we amortize certain set up costs.  Our revolving credit facility is available for acquisitions, working capital and general business purposes. As of June 30, 2012, we had $360,000 outstanding and $390,000 available under this revolving credit facility.  Our revolving credit facility contains financial covenants that require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with these covenants during the periods presented.  Our revolving credit facility matures in June 2015 and includes an option for us to extend the facility for one year to June 2016 upon payment of a fee, and includes a feature under which maximum borrowings may be increased up to $1,500,000, subject to certain conditions.

Note 7.  Shareholders’ Equity

On May 9, 2012, we paid a $0.38 per share, or $61,813, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2012.  On July 9, 2012, we declared a quarterly distribution of $0.38 per share, or $67,061, to our common shareholders of record on July 26, 2012, with respect to our operating results for the quarter ended June 30, 2012; we expect to pay this distribution on or about August 24, 2012.

On May 12, 2011, we paid a $0.37 per share, or $52,490, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2011.  On August 11, 2011, we paid a $0.37 per share, or $56,748, distribution to our common shareholders with respect to our operating results for the quarter ended June 30, 2011.

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

On May 17, 2012, we granted 2,000 common shares of beneficial interest, par value $.01 per share, valued at $20.48 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees.

In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,100.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

Note 8.  Fair Value of Assets and Liabilities

The following table presents certain of the assets and liabilities that are measured at fair value on a recurring and non recurring basis at June 30, 2012 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)

Assets held for sale(1)	$1,715	$—	$1,715
Long-lived assets held and used(2)	$1,982	$—	$1,982
Investments in available for sale securities(3)	$17,781	$17,781	$—
Unsecured senior notes(4)	$823,480	$823,480	$—

(1)

Assets held for sale consist of two of our properties that we expect to sell that are reported at fair value. We used offers to purchase the properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties. We have previously recorded cumulative impairments of approximately $8,621 to these properties in order to reduce their book values to fair value.

(2)

Long-lived assets held and used consist of one of our properties. We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property and recognized an impairment of assets charge of $3,071 during the six months ended June 30, 2012 to reduce its carrying value to the amount stated.

(3)

Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at June 30, 2012 in active markets (Level 1 inputs).

(4)

We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding three issuances of senior notes (Level 1 inputs) on or about June 30, 2012. The fair values of these senior note obligations exceed their book values of $741,412 by $82,068 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

liabilities. The fair values of these additional financial instruments approximate their carrying values at June 30, 2012 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9.  Segment Reporting

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays and dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities.  Five Star began managing our Managed Communities for our account in June 2011.  Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  We earn rental income revenues from tenants of our MOBs.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$59,643	$46,885	$4,458	$110,986
Residents fees and services	35,986	—	—	35,986
Total revenues	95,629	46,885	4,458	146,972

Expenses:
Depreciation	21,065	13,217	948	35,230
Property operating expenses	26,244	14,490	—	40,734
General and administrative	—	—	8,068	8,068
Acquisition related costs	—	—	1,829	1,829
Total expenses	47,309	27,707	10,845	85,861

Operating income (loss)	48,320	19,178	(6,387)	61,111

Interest and other income	—	—	227	227
Interest expense	(12,976)	(381)	(14,763)	(28,120)
Equity in earnings of an investee	—	—	76	76
Income (loss) before income tax expense	35,344	18,797	(20,847)	33,294
Income tax expense	—	—	(43)	(43)
Net income (loss)	$35,344	$18,797	$(20,890)	$33,251

Total assets	$2,449,845	$1,587,430	$429,277	$4,466,552

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated

Rental income	$57,186	$38,658	$4,474	$100,318
Residents fees and services	844	—	—	844
Total revenues	58,030	38,658	4,474	101,162

Expenses:
Depreciation	17,014	8,973	948	26,935
Property operating expenses	609	10,693	—	11,302
General and administrative	—	—	6,793	6,793
Acquisition related costs	—	—	2,814	2,814
Total expenses	17,623	19,666	10,555	47,844

Operating income (loss)	40,407	18,992	(6,081)	53,318

Interest and other income	—	—	244	244
Interest expense	(10,326)	(215)	(12,820)	(23,361)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	46	46
Income (loss) before income tax expense	51,317	18,856	(19,038)	51,135
Income tax expense	—	—	(87)	(87)
Net income (loss)	$51,317	$18,856	$(19,125)	$51,048

Total assets	$2,060,845	$1,288,412	$384,161	$3,733,418

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$118,467	$93,146	$8,878	$220,491
Residents fees and services	71,554	—	—	71,554
Total revenues	190,021	93,146	8,878	292,045

Expenses:
Depreciation	41,962	24,749	1,896	68,607
Property operating expenses	51,743	28,325	—	80,068
General and administrative	—	—	15,753	15,753
Acquisition related costs	—	—	2,517	2,517
Impairment of assets	—	3,071	—	3,071
Total expenses	93,705	56,145	20,166	170,016

Operating income (loss)	96,316	37,001	(11,288)	122,029

Interest and other income	—	—	709	709
Interest expense	(26,153)	(793)	(30,063)	(57,009)
Equity in earnings of an investee	—	—	121	121
Income (loss) before income tax expense	70,163	36,208	(40,521)	65,850
Income tax expense	—	—	(247)	(247)
Net income (loss)	$70,163	$36,208	$(40,768)	$65,603

Total assets	$2,449,845	$1,587,430	$429,277	$4,466,552

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated

Rental income	$114,296	$75,748	$8,826	$198,870
Residents fees and services	844	—	—	844
Total revenues	115,140	75,748	8,826	199,714

Expenses:
Depreciation	33,743	17,657	1,896	53,296
Property operating expenses	609	21,126	—	21,735
General and administrative	—	—	12,949	12,949
Acquisition related costs	—	—	3,927	3,927
Impairment of assets	—	166	—	166
Total expenses	34,352	38,949	18,772	92,073

Operating income (loss)	80,788	36,799	(9,946)	107,641

Interest and other income	—	—	476	476
Interest expense	(20,599)	(432)	(25,076)	(46,107)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	83	83
Income (loss) before income tax expense	81,425	36,446	(34,890)	82,981
Income tax expense	—	—	(158)	(158)
Net income (loss)	$81,425	$36,446	$(35,048)	$82,823

Total assets	$2,060,845	$1,288,412	$384,161	$3,733,418

Note 10. Significant Tenant

Five Star is our former subsidiary and RMR provides management services to both us and Five Star.  Rental income from Five Star represented 40.3% of our annualized rental income and the properties Five Star leases from us represent 44.5% of our investments, at cost, as of June 30, 2012.  As of June 30, 2012, Five Star also manages a portfolio of 24 senior living communities for our account.  These properties leased and managed by Five Star are included in our short and long term residential care communities segment.  The following tables present summary financial information for Five Star for the three and six months ended June 30, 2012 and 2011, as reported in its Quarterly Report on Form 10-Q.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30,
Operations	2012	2011
Total revenues	$349,094	$311,884
Operating income	6,611	8,072
Income from continuing operations	4,931	5,987
Net income	4,638	5,196

	For the Six Months Ended June 30,
	2012	2011
Total revenues	$695,215	$619,500
Operating income	9,124	14,531
Income from continuing operations	5,677	11,896
Net income	5,007	9,329

	For the Six Months Ended June 30,
Cash Flows	2012	2011
Cash provided by operating activities	$30,748	$31,445
Net cash used in discontinued operations	(316)	(2,365)
Cash used in investing activities	(22,057)	(69,354)
Cash (used in) provided by financing activities	(13,114)	62,662
Change in cash and cash equivalents	(4,739)	22,388
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	23,635	43,158

	As of June 30,
Financial Position	2012	2011
Current assets	$138,739	$160,156
Non-current assets	442,946	321,395
Total indebtedness	109,226	73,975
Current liabilities	195,735	160,174
Non-current liabilities	99,981	91,748
Total shareholders’ equity	285,969	229,629

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included to show the source of the information only, and the information in Five Star’s Quarterly Report on Form 10-Q is not incorporated by reference into these financial statements.  See Note 11 for further information regarding our leases with Five Star.

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

Pursuant to our business management agreement with RMR, we incurred expenses of $6,367 and $5,572 for the three months ended June 30, 2012 and 2011, respectively, and $12,727 and $10,390 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2012, we issued 20,462 common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,424 and $1,057 for the three months ended June 30, 2012 and 2011, respectively, and $2,770 and $2,081 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

Five Star is our largest tenant and manages several senior living communities for us.  As of June 30, 2012, we leased 188 senior living communities and two rehabilitation hospitals to Five Star and Five Star managed 24 senior living communities for our account.

Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us under those leases as of June 30, 2012 was $196,371, excluding percentage rent.  We recognized total rent from Five Star of $48,942 and $46,789 for the three months ended June 30, 2012 and 2011, respectively, and $97,753 and $93,488 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and December 31, 2011, our rents receivable from Five Star were $17,518 and $17,313, respectively, and are included in other assets on our condensed consolidated balance sheets.  During the six months ended June 30, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $14,093 of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,137.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Five Star began managing communities for our account in June 2011 in connection with our acquisition of certain senior living communities at that time.  Since that time, we have acquired additional communities that are being managed by Five Star.  Five Star manages our managed communities pursuant to long term management agreements.  We and Five Star have entered into a pooling agreement that combines our management agreements with Five Star.  The pooling agreement aggregates the determination of fees and expenses of the various communities that are subject to that pooling agreement, including determination of our return of our invested capital and Five Star’s incentive fees.  We incurred management fees of $1,080 and $2,148 for the three and six months ended June 30, 2012, respectively, and $25 for the three and six months ended June 30, 2011, with respect to the communities Five Star manages for our account.  We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star, including, as further disclosed in Note 3—Real Estate Properties and below, with respect to the 10 Communities we currently lease to Sunrise.  Five Star’s management of the 10 Communities we currently lease to Sunrise is subject to conditions and may not occur; there can be no assurances that Five Star will manage additional senior living communities for our account.

We currently lease 14 senior living communities to a subsidiary of Sunrise.  As previously reported, in May 2012, we and Five Star entered into the Operations Transfer Agreement with Sunrise.  Pursuant to the Operations Transfer Agreement, we and Sunrise agreed to accelerate the December 31, 2013 termination date of 10 of our leases with Sunrise, which leases relate to the 10 Communities.  The Operations Transfer Agreement also contemplates that we will lease the 10 Communities to our TRSs and Five Star will begin to operate the 10 Communities as a manager for our account, pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and Five Star have obtained regulatory approvals to operate the applicable 10 Communities.  We expect the long term management agreement with Five Star for each of the 10 Communities will be on terms substantially similar to the management agreements previously entered into between us and Five Star for communities that include assisted living units and which are owned by our TRSs and managed by Five Star, and may be included in our pooling agreement with Five Star for our managed communities.

In May 2012, we acquired a senior living community in South Carolina that we previously disclosed we had agreed to acquire, with 59 assisted living units, for approximately $8,059, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community for our account on terms substantially consistent with the terms of our other management agreements that we have previously entered into with Five Star for communities that include assisted living units.  Also, in July 2012, we acquired a senior living community in South Carolina that we previously disclosed we had agreed to acquire, with 232 assisted living units, for approximately $37,273, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community for our account on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units and these management agreements were added to our pooling agreement with Five Star for our managed communities.

As discussed above in Note 5—Loan Receivable, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan.  We recognized interest income from the Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively, and we recognized interest income of $58 for the three and six months ended June 30, 2011.

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

As previously reported, CWH previously granted us a right of first refusal to purchase certain of CWH’s properties if CWH sought to sell them.  Between November 2010 and January 2011, we purchased 27 properties (approximately 2,803,000 square feet of rental space), which were majority leased as MOBs from CWH for total sale prices of $470,000, excluding closing costs.  In September 2011, we acquired from CWH 13 additional properties (approximately 1,310,000 square feet), which were located in eight states and majority leased as MOBs for total sale prices of $167,000, excluding closing costs.  Certain of the properties included in these purchases were subject to the right of first refusal granted to us by CWH referred to above.  In connection with our September 2011 purchase of 13 properties from CWH, we and CWH terminated our existing right of first refusal, as we have purchased substantially all of the properties that were subject to that right of first refusal.

We, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  One of those four other companies became a shareholder of AIC during the quarter ended June 30, 2012.  All of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,408 and $5,291 as of June 30, 2012 and December 31, 2011, respectively.  We recognized income of $76 and $46 for the three months ended June 30, 2012 and 2011, respectively, and $121 and $83 for the six months ended June 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $4,438 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

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

Note 12.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and six months ended June 30, 2012, we recognized current tax expense of $43 and $247, respectively.  During the three and six months ended June 30, 2011, we recognized current tax expense of $87 and $158, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands except per living unit / bed or square foot data):

(As of June 30, 2012)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Total Investment	Investment per Unit / Bed or Square Foot(2)	Q2 2012 NOI(3)	% of Q2 2012 Total NOI

Facility Type
Independent living communities(4)	56	14,163		$1,647,313	33.9%	$116,311	$35,493	33.4%
Assisted living facilities(4)	147	10,642		1,239,770	25.5%	$116,498	26,962	25.4%
Skilled nursing facilities(4)	48	5,024		206,735	4.2%	$41,149	4,274	4.0%
Rehabilitation hospitals	2	364		73,692	1.5%	$202,451	2,656	2.5%
Wellness centers	10	812,000	sq. ft.	180,017	3.7%	$222	4,458	4.2%
MOBs	112	8,066,000	sq. ft.	1,518,863	31.2%	$188	32,395	30.5%
Total	375			$4,866,390	100.0%		$106,238	100.0%

Tenant / Operator / Managed Properties
Five Star (Lease No. 1)	89	6,539		$674,880	13.9%	$103,208	$14,026	13.2%
Five Star (Lease No. 2)	48	6,140		561,645	11.5%	$91,473	13,186	12.4%
Five Star (Lease No. 3)	28	5,618		656,871	13.5%	$116,923	15,794	14.9%
Five Star (Lease No. 4)	25	2,614		271,419	5.6%	$103,833	5,936	5.6%
Sunrise / Marriott(5)	14	4,091		325,165	6.7%	$79,483	7,681	7.2%
Brookdale	18	894		61,122	1.3%	$68,369	1,754	1.6%
5 private companies (combined)	7	959		36,087	0.7%	$37,630	1,266	1.2%
TRS Managed(6)	24	3,338		580,321	11.9%	$173,853	9,742	9.2%
Wellness centers	10	812,000	sq. ft.	180,017	3.7%	$222	4,458	4.2%
Multi-tenant MOBs	112	8,066,000	sq. ft.	1,518,863	31.2%	$188	32,395	30.5%
Total	375			$4,866,390	100%		$106,238	100%

Tenant / Managed Property Operating Statistics(7)

	Rent Coverage		Occupancy
	2012	2011	2012	2011

Five Star (Lease No. 1)	1.17x	1.31x	84.1%	86.5%
Five Star (Lease No. 2)	1.38x	1.39x	82.6%	82.1%
Five Star (Lease No. 3)	1.40x	1.52x	85.7%	87.2%
Five Star (Lease No. 4)	1.20x	1.12x	86.5%	83.4%
Sunrise / Marriott(5)	1.53x	1.46x	89.6%	89.8%
Brookdale	2.25x	2.22x	92.7%	92.6%
5 private companies (combined)	2.78x	2.50x	83.8%	84.1%
TRS Managed(6)	NA	NA	86.5%	80.8%
Wellness centers	2.16x	2.16x	100.0%	100.0%
Multi-tenant MOBs (8)	NA	NA	94.5%	96.6%

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Represents investment carrying value divided by the number of living units, beds or leased square feet at June 30, 2012.
(3)	Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(4)	Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.
(5)

Marriott International, Inc. guarantees the lessee’s obligations under this lease. In December 2011, Sunrise extended the leases to December 31, 2018 for four of these senior living communities. In May 2012, we entered agreements with Sunrise for early terminations of leases for the remaining 10 senior living communities currently leased to Sunrise and which were scheduled to terminate at the end of their current term of December 31, 2013; we expect the lease terminations and the transfer of these 10 senior living communities’ operations to our TRS and Five Star management to occur on various dates during the remainder of 2012.

(6)	These 24 senior living communities acquired since June 2011 are leased to our TRSs and managed by Five Star.
(7)

Operating data for TRS managed properties are presented for the 12 month period ended or, if shorter, from the date of acquisitions through June 30, 2012 and operating data for multi-tenant MOBs are presented as of June 30, 2012 and 2011; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended March 31, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

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

The following tables set forth information regarding our lease expirations as of June 30, 2012 (dollars in thousands):

	Annualized Rental Income(1)				Percent of	Cumulative
Year	Short and Long Term Residential Care Communities(2)	MOBs	Wellness Centers	Total	Total Annualized Rental Income Expiring	Percentage of Annualized Rental Income Expiring

2012	$—	$18,766	$—	$18,766	4.1%	4.1%
2013	18,303	15,844	—	34,147	7.4%	11.5%
2014	—	22,433	—	22,433	4.9%	16.4%
2015	3,034	18,023	—	21,057	4.6%	21.0%
2016	—	15,539	—	15,539	3.4%	24.4%
2017	33,034	25,308	—	58,342	12.7%	37.1%
2018	14,445	6,913	—	21,358	4.6%	41.7%
2019	599	27,983	—	28,582	6.2%	47.9%
2020	—	7,659	—	7,659	1.7%	49.6%
Thereafter	178,493	36,709	17,536	232,738	50.4%	100.0%
Total	$247,908	$195,177	$17,536	$460,621	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  9.2 years

(1)

Annualized rental income is rents pursuant to existing leases as of June 30, 2012, including estimated percentage rent adjustments, straight line rent adjustments, recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended June 30, 2012, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2012 – 3.8%; 2013 – 6.8%; 2014 – 4.5%; 2015 – 4.2%, 2016 – 3.1%; 2017 – 11.7%; 2018 – 4.3%; 2019 – 5.7%; 2020 – 1.5%; and thereafter – 54.4%.

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Communities(1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenancies Expiring	Percentage of Number of Tenancies Expiring

2012	—	65	—	65	12.3%	12.3%
2013	1	70	—	71	13.4%	25.7%
2014	—	88	—	88	16.6%	42.3%
2015	3	76	—	79	14.9%	57.2%
2016	—	63	—	63	11.9%	69.1%
2017	2	48	—	50	9.5%	78.6%
2018	1	31	—	32	6.0%	84.6%
2019	1	26	—	27	5.1%	89.7%
2020	—	16	—	16	3.0%	92.7%
Thereafter	4	32	2	38	7.3%	100.0%
Total	12	515	2	529	100.0%

(1)                   Excludes our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2012	—	0.0%	0.0%	427,278	—	427,278	5.1%	5.1%
2013	2,472	9.2%	9.2%	601,220	—	601,220	7.1%	12.2%
2014	—	0.0%	9.2%	995,083	—	995,083	11.8%	24.0%
2015	423	1.6%	10.8%	799,482	—	799,482	9.5%	33.5%
2016	—	0.0%	10.8%	880,401	—	880,401	10.4%	43.9%
2017	3,508	13.1%	23.9%	861,903	—	861,903	10.2%	54.1%
2018	1,619	6.0%	29.9%	343,859	—	343,859	4.1%	58.2%
2019	175	0.7%	30.6%	904,037	—	904,037	10.8%	69.0%
2020	—	0.0%	30.6%	465,440	—	465,440	5.5%	74.5%
Thereafter	18,658	69.4%	100.0%	1,342,067	812,000	2,154,067	25.5%	100.0%
Total	26,855	100.0%		7,620,770	812,000	8,432,770	100.0%

(1)

Excludes 3,338 living units leased to our TRSs. If the number of living units / beds included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2012 – 0.0%; 2013 – 8.2%; 2014 – 0.0%; 2015 – 1.4%; 2016 – 0.0%; 2017 – 11.6%; 2018 – 5.4%; 2019 – 0.6%; 2020 – 0.0%; and thereafter – 72.8%.

During the three months ended June 30, 2012, we entered into MOB lease renewals for 185,000 square feet and new leases for 26,000 square feet, at weighted average rental rates that were 3.0% below rents previously charged for the same space.  These leases have average net rent of $29.34 per square foot.  Average lease terms for leases entered into during the second quarter of 2012 were 5.2 years.  Commitments for tenant improvement and leasing costs for leases we entered into during the second quarter of 2012 totaled $2.2 million, or $10.64 per square foot on average (approximately $2.05 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) properties where medical related activities occur but where residential overnight stays and dining services are not provided, or MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities.  Five Star began managing our Managed Communities for our account in June 2011.  Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  We earn rental income revenues from tenants of our MOBs.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Short term and long term residential care communities	$95,629	$58,030	$190,021	$115,140
MOBs	46,885	38,658	93,146	75,748
All other operations	4,458	4,474	8,878	8,826
Total revenues	$146,972	$101,162	$292,045	$199,714

Net income:
Short term and long term residential care communities	$35,344	$51,317	$70,163	$81,425
MOBs	18,797	18,856	36,208	36,446
All other operations	(20,890)	(19,125)	(40,768)	(35,048)
Net income	$33,251	$51,048	$65,603	$82,823

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 (dollars in thousands):

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended June 30,		As of the Three Months Ended June 30,
	2012	2011	2012	2011
Total properties	253	238	223	223
# of units / beds	30,193	27,596	26,176	26,176
Occupancy:
Leased communities(2)	85.4%	86.0%	85.3%	85.7%
TRS managed communities(3)	87.7%	80.8%	—	—
Rent coverage(2)	1.39x	1.44x	1.41x	1.45x
Rental income(2)	$59,643	$57,186	$57,730	$56,419
Residents fees and services(3)	$35,986	$844	$—	$—

(1)	Consists of short and long term residential care communities we have owned continuously since April 1, 2011.
(2)

Excludes rents and occupancy, as applicable, from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, divided by triple-net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.
(3)

Represents the average occupancy for our 24 Managed Communities for the three month period ended or, if shorter, from the date of acquisitions through June 30, 2012 and our revenues for the three months ended June 30, 2012.

Short and long term residential care communities, all properties:

	Three Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$59,643	$57,186	$2,457	4.3%
Residents fees and services(1)	35,986	844	35,142	4163.7%
Property operating expenses(1)	(26,244)	(609)	(25,635)	(4209.4)%
Net operating income (NOI)	69,385	57,421	11,964	20.8%

Depreciation expense	(21,065)	(17,014)	(4,051)	(23.8)%
Operating income	48,320	40,407	7,913	19.6%

Interest expense	(12,976)	(10,326)	(2,650)	(25.7)%
Gain on sale of properties	—	21,236	(21,236)	—
Net income	$35,344	$51,317	$(15,973)	(31.1)%

(1)             Includes data for our Managed Communities.

Rental income.  Rental income increased because of rents from our acquisition of five communities during the second quarter of 2011 for approximately $89,600 and one community during the third quarter of 2011 for approximately $10,235 which are leased by Five Star and our purchase of approximately $36,500 of improvements made to our properties which are leased by Five Star since April 1, 2011, partially offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 for approximately $38,625.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,176 and $508 for the three months ended June 30, 2012 and 2011, respectively.  Rental income increased year over year on a comparable basis because of improvement purchases from Five Star at certain of the 223 communities we have owned continuously since April 1, 2011.

Residents fees and services.  Residents fees and services are the revenues earned at our 24 Managed Communities that we acquired for approximately $587,074 since June 2011, which are leased to our TRSs and managed for our account by Five Star.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred at our 24 Managed Communities, which are leased to our TRSs and which we acquired since June 2011.  Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense increased as a result of our acquisition of 30 communities since April 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since April 1, 2011, partially offset by the sale of five properties during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of the assumption of $204,000 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, and the assumption of $4,789 of mortgage debt in connection with a May 2012 acquisition, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03%, the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of approximately $33,400 and a weighted average interest rate of 6.89%, the amortization of the principal balance of our mortgage debt and the reduction in the variable rate of interest applicable to one mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living communities during the second quarter of 2011.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Three Months Ended June 30,		As of the Three Months Ended June 30,
	2012	2011	2012	2011
Total properties	112	91	87	87
Total square feet(2)	8,066	6,147	5,972	5,972
Occupancy(3)	94.5%	96.6%	94.2%	96.8%
Rental income	$46,885	$38,658	$38,283	$38,405
Property operating expenses	$14,490	$10,693	$10,584	$10,527

(1)	Consists of MOBs we have owned continuously since April 1, 2011.
(2)	Prior periods exclude space remeasurements made during the periods presented.
(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$46,885	$38,658	$8,227	21.3%
Property operating expenses	(14,490)	(10,693)	(3,797)	(35.5)%
Net operating income (NOI)	32,395	27,965	4,430	15.8%

Depreciation expense	(13,217)	(8,973)	(4,244)	(47.3)%
Operating income	19,178	18,992	186	1.0%

Interest expense	(381)	(215)	(166)	(77.2)%
Gain on sale of properties	—	79	(79)	—
Net income	$18,797	$18,856	$(59)	(0.3)%

Rental income.  Rental income increased because of rents from 25 MOBs we acquired for approximately $346,820 since April 1, 2011, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $1,663 and $1,982 and amortization of approximately $661 and $99 of acquired real estate leases and obligations for the three months ended June 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since April 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since April 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $13,300 of mortgage debt in connection with our acquisition of two MOBs in July and November 2011 and our assumption of $52,000 of mortgage debt in connection with our acquisition of one MOB in June 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2011):

	Three Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$38,283	$38,405	$(122)	(0.3)%
Property operating expenses	(10,584)	(10,527)	(57)	(0.5)%
Net operating income (NOI)	27,699	27,878	(179)	(0.6)%

Depreciation expense	(10,734)	(8,953)	(1,781)	(19.9)%
Operating income	16,965	18,925	(1,960)	(10.4)%

Interest expense	(179)	(215)	36	16.7%
Net income	$16,786	$18,710	$(1,924)	(10.3)%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $1,197 and $1,975 and amortization of approximately $1,328 and $103 of acquired real estate leases and obligations for the three months ended June 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased slightly due to an increase in real estate taxes, partially offset by lower utility expenses.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of improvements we made on certain of these properties since April 1, 2011, the amortization of leasing costs and an increase in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$4,458	$4,474	$(16)	(0.4)%

Expenses:
Depreciation	948	948	—	—
General and administrative	8,068	6,793	1,275	18.8%
Acquisition related costs	1,829	2,814	(985)	(35.0)%
Total expenses	10,845	10,555	290	2.7%
Operating loss	(6,387)	(6,081)	(306)	(5.0)%

Interest and other income	227	244	(17)	(7.0)%
Interest expense	(14,763)	(12,820)	(1,943)	(15.2)%
Loss on early extinguishment of debt	—	(427)	427	—
Equity in earnings of an investee	76	46	30	65.2%
Loss before income tax expense	(20,847)	(19,038)	(1,809)	(9.5)%
Income tax expense	(43)	(71)	28	39.4%
Net loss	$(20,890)	$(19,109)	$(1,781)	(9.3)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $365 and amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended June 30, 2012 and 2011.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended June 30, 2012 and 2011 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,022,400 since April 1, 2011, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended June 30, 2012 and 2011.  Acquisition related costs decreased because of a lower number and value of senior living and MOB acquisitions during the three months ended June 30, 2012 than the prior year period.

Interest and other income.  The decrease in interest and other income is mainly due to a reduction in interest received from our Bridge Loan with Five Star that was terminated in April 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011 and greater amounts outstanding under our revolving credit facility, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $273,835 and 1.8%, and $62,313 and 1.8%, for the three months ended June 30, 2012 and 2011, respectively.

Loss on early extinguishment of debt.  In June 2011, we entered into a new $750,000 unsecured revolving credit facility that replaced our previous $550,000 unsecured revolving credit facility.  As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427 consisting of the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 (dollars in thousands):

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of the Six Months Ended June 30,		As of the Six Months Ended June 30,
	2012	2011	2012	2011
Total properties	253	238	223	223
# of units / beds	30,193	27,596	26,176	26,176
Occupancy:
Leased communities(2)	85.4%	86.0%	85.3%	85.7%
TRS managed communities(3)	86.5%	80.8%	—	—
Rent coverage(2)	1.39x	1.44x	1.41x	1.45x
Rental income(2)	$118,467	$114,296	$114,661	$112,904
Residents fees and services(3)	$71,554	$844	$—	$—

(1)	Consists of short and long term residential care communities we have owned continuously since January 1, 2011.
(2)

Excludes rents and occupancy, as applicable, from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, divided by triple-net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.
(3)

Represents the average occupancy for our 24 Managed Communities for the 12 month period ended or, if shorter, from the date of acquisitions through June 30, 2012 and our revenues for the six months ended June 30, 2012.

Short and long term residential care communities, all properties:

	Six Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$118,467	$114,296	$4,171	3.6%
Residents fees and services(1)	71,554	844	70,710	8378.0%
Property operating expenses(1)	(51,743)	(609)	(51,134)	(8396.4)%
Net operating income (NOI)	138,278	114,531	23,747	20.7%

Depreciation expense	(41,962)	(33,743)	(8,219)	(24.4)%
Operating income	96,316	80,788	15,528	19.2%

Interest expense	(26,153)	(20,599)	(5,554)	(27.0)%
Gain on sale of properties	—	21,236	(21,236)	—
Net income	$70,163	$81,425	$(11,262)	(13.8)%

(1)                       Includes data for our Managed Communities.

Rental income.  Rental income increased because of rents from our acquisition of five communities during the second quarter of 2011 for approximately $89,600 and one community during the third quarter of 2011 for approximately $10,235 which are leased by Five Star and our purchase of approximately $47,360 of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 for approximately $38,625.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,681 and $1,016 for the six months ended June 30, 2012 and 2011, respectively.  Rental income increased year over year on a comparable basis related to the improvement purchases from Five Star at certain of the 223 communities we have owned continuously since January 1, 2011.

Residents fees and services.  Residents fees and services are the revenues earned at our 24 Managed Communities that we acquired for approximately $587,074 since June 2011, which are leased to our TRSs and managed for our account by Five Star.  We recognize these revenues as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the residents with 30 days’ notice.

Property operating expenses.  Property operating expenses include expenses incurred at our 24 Managed Communities, which are leased to our TRSs and which we acquired since June 2011.  Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense increased as a result of our acquisition of 30 communities since January 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by the sale of five properties during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of the assumption of $204,000 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, and the assumption of $4,789 of mortgage debt in connection with a May 2012 acquisition, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03%, the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of approximately $33,400 and a weighted average interest rate of 6.89%, the amortization of the principal balance of our mortgage debt and the reduction in the variable rate of interest applicable to one mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living communities during the second quarter of 2011.

MOBs:

	All Properties		Comparable Properties (1)
	As of the Six Months Ended June 30,		As of the Six Months Ended June 30,
	2012	2011	2012	2011
Total properties	112	91	80	80
Total square feet(2)	8,066	6,147	5,150	5,150
Occupancy(3)	94.5%	96.6%	94.0%	97.1%
Rental income	$93,146	$75,748	$70,315	$69,294
Property operating expenses	$28,325	$21,126	$18,988	$18,862

(1)	Consists of MOBs we have owned continuously since January 1, 2011.
(2)	Prior periods exclude space remeasurements made during the periods presented.
(3)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$93,146	$75,748	$17,398	23.0%
Property operating expenses	(28,325)	(21,126)	(7,199)	(34.1)%
Net operating income (NOI)	64,821	54,622	10,199	18.7%

Depreciation expense	(24,749)	(17,657)	(7,092)	(40.2)%
Impairment of assets	(3,071)	(166)	(2,905)	(1750.0)%
Operating income	37,001	36,799	202	0.5%

Interest expense	(793)	(432)	(361)	(83.6)%
Gain on sale of properties	—	79	(79)	—
Net income	$36,208	$36,446	$(238)	(0.7)%

Rental income.  Rental income increased because of rents from 32 MOBs we acquired for approximately $456,840 since January 1, 2011, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011.  Rental income includes non-cash straight line rent adjustments totaling $3,652 and $3,979 and amortization of approximately $59 and $260 of acquired real estate leases and obligations for the six months ended June 30, 2012 and 2011, respectively.

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

Impairment of assets.  During the six months ended June 30, 2012, we recorded an impairment of assets charge of $ 3,071 related to one property to reduce the carrying value of this property to its estimated fair value.  During the six months ended June 30, 2011, we recorded an impairment of assets charge of $166 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $13,300 of mortgage debt in connection with our acquisition of two MOBs in July and November 2011 and our assumption of $52,000 of mortgage debt in connection with our acquisition of one MOB in June 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2011):

	Six Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$70,315	$69,294	$1,021	1.5%
Property operating expenses	(18,988)	(18,862)	(126)	(0.7)%
Net operating income (NOI)	51,327	50,432	895	1.8%

Depreciation expense	(18,099)	(16,252)	(1,847)	(11.4)%
Operating income	33,228	34,180	(952)	(2.8)%

Interest expense	(389)	(432)	43	10.0%
Net income	$32,839	$33,748	$(909)	(2.7)%

Rental income.  Rental income includes non-cash straight line rent adjustments totaling $2,333 and $3,572 and amortization of approximately $1,609 and $462 of acquired real estate leases and obligations for the six months ended June 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since April 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of improvements we made on certain of these properties since January 1, 2011, the amortization of leasing costs and an increase in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the amortization of our mortgage debt.

All other operations: (1)

	Six Months Ended June 30,
	2012	2011	Change	% Change

Rental income	$8,878	$8,826	$52	0.6%

Expenses:
Depreciation	1,896	1,896	—	—
General and administrative	15,753	12,949	2,804	21.7%
Acquisition related costs	2,517	3,927	(1,410)	(35.9)%
Total expenses	20,166	18,772	1,394	7.4%
Operating loss	(11,288)	(9,946)	(1,342)	(13.5)%

Interest and other income	709	476	233	48.9%
Interest expense	(30,063)	(25,076)	(4,987)	(19.9)%
Loss on early extinguishment of debt	—	(427)	427	—
Equity in earnings of an investee	121	83	38	45.8%
Loss before income tax expense	(40,521)	(34,890)	(5,631)	(16.1)%
Income tax expense	(247)	(158)	(89)	(56.3)%
Net loss	$(40,768)	$(35,048)	$(5,720)	(16.3)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a reportable specific segment.

Rental income.  Rental income for our wellness centers increased because of scheduled consumer price index based rent increases since January 1, 2011 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling approximately $730 and amortization of approximately $110 of acquired real estate leases and obligations in both the six months ended June 30, 2012 and 2011.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the six months ended June 30, 2012 and 2011 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,132,400 since January 1, 2011, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the six months ended June 30, 2012 and 2011.  Acquisition related costs decreased because of a lower number and value of senior living and MOB acquisitions during the six months ended June 30, 2012 than the prior year period.

Interest and other income.  The increase in interest and other income is mainly due to $314 of interest received from our Bridge Loan with Five Star during the six months ended June 30, 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011 and greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $247,951 and 1.8%, and $74,004 and 1.0%, for the six months ended June 30, 2012 and 2011, respectively.

Loss on early extinguishment of debt.  In June 2011, we entered into a new $750,000 unsecured revolving credit facility that replaced our previous $550,000 unsecured revolving credit facility.  As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427 consisting of the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and six months ended June 30, 2012 and 2011.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than us.

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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$33,251	$51,048	$65,603	$82,823
Depreciation expense	35,230	26,935	68,607	53,296
Gain on sale of properties	—	(21,315)	—	(21,315)
Impairment of assets	—	—	3,071	166
FFO	68,481	56,668	137,281	114,970
Acquisition related costs	1,829	2,814	2,517	3,927
Loss on early extinguishment of debt	—	427	—	427
Percentage rent adjustment(1)	2,900	2,700	5,800	5,400
Normalized FFO	$73,210	$62,609	$145,598	$124,724

Weighted average shares outstanding	162,670	141,869	162,659	141,862

FFO per share	$0.42	$0.40	$0.84	$0.81
Normalized FFO per share	$0.45	$0.44	$0.90	$0.88
Net income per share	$0.20	$0.36	$0.40	$0.58
Distributions declared per share	$0.38	$0.37	$0.76	$0.74

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

Property Net Operating Income (NOI)

We calculate NOI as shown below.  We define NOI as income from real estate less our property operating expenses.  We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes depreciation and amortization, acquisition related costs, and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of NOI to Net Income:
Short and long term residential care communities NOI	$69,385	$57,421	$138,278	$114,531
MOB NOI	32,395	27,965	64,821	54,622
All other operations NOI	4,458	4,474	8,878	8,826
Total NOI	106,238	89,860	211,977	177,979
Depreciation expense	(35,230)	(26,935)	(68,607)	(53,296)
General and administrative expense	(8,068)	(6,793)	(15,753)	(12,949)
Acquisition related costs	(1,829)	(2,814)	(2,517)	(3,927)
Impairment of assets	—	—	(3,071)	(166)
Operating income	61,111	53,318	122,029	107,641

Interest and other income	227	244	709	476
Interest expense	(28,120)	(23,361)	(57,009)	(46,107)
Loss on early extinguishment of debt	—	(427)	—	(427)
Gain on sale of properties	—	21,315	—	21,315
Equity in earnings of an investee	76	46	121	83
Income before income tax expense	33,294	51,135	65,850	82,981
Income tax expense	(43)	(87)	(247)	(158)
Net income	$33,251	$51,048	$65,603	$82,823

LIQUIDITY AND CAPITAL RESOURCES

Rental income revenues and residents fees and services revenues from our leased and managed properties and borrowings under our revolving credit facility are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our residential community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our Managed Communities monthly.  During the six months ended June 30, 2012 and 2011, we generated $146.5 million and $131.7 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At June 30, 2012, we had $20.4 million of cash and cash equivalents and $390.0 million available under our unsecured revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders.  The maturity date of this facility is June 24, 2015 and we have an option, subject to certain conditions and the payment of a fee, to extend the facility for one year.  This revolving credit facility also includes a feature under which maximum borrowings may be increased up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds under the credit facility until maturity, and no principal repayment is due until maturity.  We pay interest on borrowings under the revolving credit facility at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  At June 30, 2012, the weighted average interest rate payable on our revolving credit facility was 1.80%.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the general effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility.  As of June 30, 2012 and August 1, 2012, we had $360.0 million and zero amounts, respectively, outstanding under our revolving credit facility.

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

In January 2012, we repaid all $225.0 million of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.  In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12.4 million, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we paid in full 17 mortgage loans encumbering 17 of our properties that had an aggregate principal balance of $32.6 million, weighted average interest rate of 6.95% and maturity dates in June and July 2012.  In June 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $3.1 million, an interest rate of 6.07% and a maturity date in September 2012.

During the six months ended June 30, 2012, we acquired six properties located in five states for total purchase prices of approximately $139.8 million, excluding closing costs.  Our weighted average capitalization rate for these acquisitions was 8.2% based on estimated annual NOI.  Capitalization rate is the ratio of the estimated annual GAAP revenues less property operating expenses, if any, to the purchase price on the date of acquisition.  For more information about these acquisitions, see Note 3 to our Condensed Consolidated Financial Statements (unaudited) appearing in Item 1 above.

In July 2012, we acquired a previously disclosed senior living community located in Mount Pleasant, South Carolina with 232 living units for approximately $37.3 million, excluding closing costs.  Substantially all the residents at this community currently pay for occupancy and services with private resources.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In July 2012, we acquired one MOB with 63,082 square feet located in Houston, Texas for approximately $16.8 million, excluding closing costs.  Upon acquisition, this property was 100% leased to 11 tenants for weighted (by rents) average lease terms of 6.9 years.  We funded this acquisition using cash on hand.

In July 2012, we acquired another MOB with 52,858 square feet located in Florida for approximately $7.7 million, excluding closing costs.  Upon acquisition, this property was 80% leased to 18 tenants for weighted (by rents) average lease terms of 2.8 years.  We funded this acquisition using cash on hand.

On July 31, 2012, we acquired four previously disclosed senior living communities located in Colorado, Idaho and Washington with a total of 511 living units for total purchase prices of approximately $36.5 million, including the assumption of approximately $6.9 million of mortgage debt and excluding closing costs.  We leased these properties to Stellar Senior Living, LLC, a third party operator, for initial rent of approximately $2.9 million per year.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2014.

We have previously disclosed agreements to acquire three properties which have not yet closed, including two senior living communities and one MOB for total purchase prices of approximately $126.7 million, including the assumption of approximately $49.4 million of mortgage debt and excluding closing costs.  The two senior living communities are located in Missouri and New York and include a total of 397 living units, and the MOB is located in Massachusetts and includes 35,000 square feet.  The closings of these acquisitions are contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In July 2012, we entered an agreement to acquire one MOB for approximately $15.3 million, including the assumption of approximately $9.7 million of mortgage debt and excluding closing costs.  The MOB is located in Minnesota and includes a total of 76,637 square feet.  This acquisition has not yet closed.  The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In May 2012, we entered into the Operations Transfer Agreement with Sunrise and Five Star related to 10 Communities that we currently lease to Sunrise.  The Operations Transfer Agreement provides that we and Sunrise will accelerate the December 31, 2013 termination date of these Sunrise leases, that we will lease the 10 Communities to our TRSs and that Five Star will manage the 10 Communities pursuant to long term contracts.  Pursuant to the Operations Transfer Agreement, we paid Sunrise $1.0 million to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities.

In July 2012, we sold one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1.1 million.

In May 2011, we and Five Star entered into a loan agreement under which we agreed to lend Five Star up to $80.0 million to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  In April 2012, Five Star repaid the then remaining $38.0 million and this Bridge Loan was terminated.

During the three and six months ended June 30, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $7.8 million and $14.1 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $625,000 and $1.1 million, respectively.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three and six months ended June 30, 2012 and 2011, cash expenditures made and capitalized for leasing costs, building improvements and Managed Communities capital expenditures were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
MOB leasing capital(1)	$1,826	$1,898	$3,324	$4,208
MOB building improvements(2)	1,061	230	1,855	454
Managed Communities capital improvements(3)	2,267	237	3,325	237
Total capital expenditures	$5,154	$2,365	$8,504	$4,899

(1)	MOB leasing capital includes tenant improvements and leasing costs.
(2)

MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

(3)	Includes capital improvements to the senior living communities we have acquired since June 2011 that are leased to our TRSs and managed by Five Star for our account.

We have made commitments for expenditures in connection with our MOB leasing activities during the three months ended June 30, 2012, as follows:

	New Leases	Renewals	Total
Square feet leased during the quarter (000s)	26	185	211
Total commitments for tenant improvements and leasing costs ($000s)	$933	$1,313	$2,246
Leasing costs per square foot	$35.88	$7.10	$10.64
Average lease term (years)	8.2	4.7	5.2
Leasing costs per square foot per year	$4.38	$1.51	$2.05

In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287.1 million.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

In July 2012, we sold $350.0 million of senior unsecured notes.  The notes require interest at a fixed rate of 5.625% per annum and are due in 2042.  Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses were approximately $338.8 million.  Interest on the notes is payable quarterly in arrears.  We used a part of the net proceeds of this offering to repay borrowings under our revolving credit facility and we expect to apply the remaining net proceeds to prepay the variable portion of our FNMA secured term loan and for general business purposes, which may include funding possible future acquisitions of properties.

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

On July 9, 2012, we declared a quarterly distribution of $0.38 per common share, or $67.1 million, to our common shareholders of record on July 26, 2012 for the quarter ended June 30, 2012.  This distribution will be paid to shareholders on or about August 24, 2012, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2012 were: $360.0 million outstanding under our $750.0 million unsecured revolving credit facility; three public issuances of unsecured senior notes of $250.0 million due 2016 at an annual interest rate of 4.30%, $200.0 million due 2020 at an annual interest rate of 6.75% and $300.0 million due 2021 at an annual interest rate of 6.75%; and $849.5 million of mortgages secured by 63 of our properties with maturity dates from 2013 to 2043.  We also have two properties encumbered by capital leases totaling $14.0 million at June 30, 2012.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2012, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable by us.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts.  Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.  Termination of our business management and property management agreements with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, CWH and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors or officers who are also trustees, directors or officers of ours or RMR, including: Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; CWH, which was our former parent and with which we have engaged in transactions from time to time, including our acquiring MOBs from CWH; and AIC, of which we, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own approximately 12.5%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreement and Bridge Loan with Five Star, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, CWH and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of June 30, 2012, approximately 94% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements.  We and our tenants operate facilities in many states and participate in many federal and state health care payment programs, including the federal Medicare and state Medicaid programs for services in skilled nursing facilities, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state health care payment programs.  Because of the current federal budget deficit and other federal spending priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs.  Examples of these, and other information regarding such programs, is discussed under the caption, “Business — Government Regulation and Reimbursement” in our Annual Report and under the caption “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.  Recently CMS issued updated Medicare prospective payment rates for SNFs and IRFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs and 2.1% in aggregate Medicare payments for IRFs in federal fiscal year 2013.  The U.S. Supreme Court recently upheld two major provisions of the Patient Protection and Affordable Care Act, or PPACA, which is discussed under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.  These two provisions are the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty guideline.  In upholding the Medicaid expansion, the Supreme Court found that it violated the U.S. Constitution as drafted, but remedied the violation by modifying the expansion to preclude the Secretary of the U.S. Department of Health and Human Services from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding.  As a result of the Court’s ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation.  We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on us or our tenants.  The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover our or our tenants’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of certain of our communities which are leased to our TRSs and the values of our properties.

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

At June 30, 2012, our outstanding fixed rate debt included the following (dollars in thousands):

Debt(1)	Principal Balance(2)	Annual Interest Rate(2)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$300,000	6.75%	$20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages(3)	298,973	6.71%	20,061	2019	Monthly
Mortgages	91,889	5.924%	5,444	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	47,228	6.54%	3,089	2017	Monthly
Mortgages	37,268	5.83%	2,173	2014	Monthly
Mortgages	13,886	6.91%	960	2013	Monthly
Mortgages	13,182	5.66%	746	2015	Monthly
Mortgages	12,617	6.25%	789	2016	Monthly
Mortgages	11,680	6.365%	743	2015	Monthly
Mortgages	10,745	6.11%	657	2013	Monthly
Mortgages	9,559	5.95%	569	2038	Monthly
Mortgages	6,529	5.97%	390	2016	Monthly
Mortgages	5,169	5.65%	292	2015	Monthly
Mortgages	4,783	4.375%	209	2043	Monthly
Mortgages	4,641	5.81%	270	2015	Monthly
Mortgages	4,181	6.50%	272	2013	Monthly
Mortgages	3,578	6.25%	224	2033	Monthly
Mortgages	3,394	7.31%	248	2022	Monthly
Mortgages	2,912	5.88%	171	2015	Monthly
Mortgages	1,668	7.85%	131	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,400,582		$85,735

(1)	Excludes $350.0 million principal balance of our 5.625% senior notes due 2042 issued by us in July 2012.
(2)

The principal balances and interest rates are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(3)	Consists of fixed rate portion of our FNMA loan.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  However, if these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $8.6 million.

Changes in market interest rates do affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2012, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $43.7 million.

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

Our unsecured revolving credit facility accrues interest at floating rates and matures in June 2015.  At June 30, 2012, we had $360.0 million outstanding and $390.0 million available for borrowing under our revolving credit facility. In July 2012, we repaid all $360.0 million outstanding under our revolving credit facility with proceeds from our July 2012 equity and debt offerings.  We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility accrue interest at LIBOR plus 160 basis points, subject to adjustments based on our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding revolving indebtedness of $360.0 million at June 30, 2012 was 1.80%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2012	1.80%	$360,000	$6,480
10% reduction	1.62%	$360,000	$5,832
10% increase	1.98%	$360,000	$7,128

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2012	1.80%	$750,000	$13,500
10% reduction	1.62%	$750,000	$12,150
10% increase	1.98%	$750,000	$14,850

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed the FNMA loan financing for approximately $512.9 million.  A part of this borrowing is at a fixed interest rate, with a balance of $299.0 million at June 30, 2012, and a part is at a floating rate calculated as a spread above LIBOR, with a balance of $198.9 million at June 30, 2012.  We expect to apply a part of the net proceeds from our July 2012 debt offering to prepay the variable portion of this loan.

Generally, a change in market interest rates will not change the value of the floating rate part of this loan but will change the interest expense on the floating rate part of this loan.  For example, at June 30, 2012, our effective weighted average annual interest rate payable on the outstanding variable amount of this loan was 6.38%.  If interest rates change by 10% of current rates, the impact upon us would be to change our interest expense as shown in the following table (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2012	6.38%	$198,854	$12,687
10% reduction	6.36%	$198,854	$12,647
10% increase	6.40%	$198,854	$12,727

(1)	Our variable rate at June 30, 2012 consists of the one month LIBOR rate of 0.20% at June 30, 2012 plus a fixed premium. This table assumes a 10% interest rate change on the one month LIBOR rate.

Also, we have arranged with FNMA to cap, or limit, the interest rate increases which will impact the interest expense we will pay on the floating rate part of this loan.  The net effect of this arrangement is that the maximum effective interest rate we may be required to pay on the full amount of this loan is 7.79% per annum.

We also have the option to prepay our FNMA obligations in order to mitigate the risks of refinancing or for other reasons.  The fixed rate portion of this loan may be prepaid during the first 96 months of the loan term subject to our paying a standard make whole premium and thereafter for a declining fixed percent premium of the amount prepaid which is reduced to zero in the last six months of this ten year loan.  The floating rate portion may be prepaid after one year for a fixed premium percent of the amount prepaid which is also reduced to zero in the last six months of this ten year loan.  We may exercise these prepayment options to mitigate the risks inherent in this FNMA loan arising from changes in interest rates.  As described above, we expect to apply a part of the net proceeds from our July 2012 debt offering to prepay the variable portion of this loan.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR MANAGED COMMUNITIES SUCCESSFULLY,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF THE PPACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US AND ON OUR TENANTS AND THEIR ABILITY TO PAY OUR RENTS,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•                  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE THAT MAY RESULT FROM PPACA AND OTHER RECENTLY ENACTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS,

•                  CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,

•                  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR CONTRACTED RETURN ON OUR INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  ACTUAL ANNUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO USE A PART OF THE NET PROCEEDS OF OUR RECENT DEBT OFFERING TO PREPAY THE VARIABLE PORTION OF OUR FNMA SECURED TERM LOAN.  WE MAY ELECT TO DELAY THE PREPAYMENT OF, OR ELECT NOT TO PREPAY, ANY OR ALL OF SUCH MORTGAGE LOAN.  ACCORDINGLY, THIS MORTGAGE LOAN MAY NOT BE PAID PRIOR TO ITS MATURITY DATE IN SEPTEMBER 2019,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THE SUNRISE LEASE TERMINATIONS, THE NEW TRS LEASES AND THE FIVE STAR MANAGEMENT AGREEMENTS REGARDING THE 10 COMMUNITIES TO BE COMPLETED DURING THE REMAINDER OF 2012.  ALL OF THE 10 COMMUNITIES AFFECTED BY THE EXPECTED SUNRISE LEASE TERMINATIONS ARE OWNED BY US FREE AND CLEAR OF MORTGAGE DEBTS, AND NO LENDER APPROVALS WILL BE REQUIRED FOR THE LEASE TERMINATIONS, THE NEW TRS LEASES OR THE NEW MANAGEMENT AGREEMENTS.  HOWEVER, THE TRANSFERS OF OPERATING CONTROL OF THESE 10 COMMUNITIES ARE SUBJECT TO HEALTH REGULATORY APPROVALS IN THE STATES WHERE THESE COMMUNITIES ARE LOCATED AS WELL AS SOME APPROVALS FROM CERTAIN THIRD PARTY PAYORS FOR RESIDENT SERVICES.  WE CANNOT CONTROL THE RESULTS OR TIMING OF THESE APPROVAL PROCESSES.  ACCORDINGLY, SOME OF THESE APPROVALS MAY BE DELAYED OR MAY NOT OCCUR AND THE CANCELLATION OF THE SUNRISE LEASES AND TRANSFER OF OPERATIONS TO OUR TRSs MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE CERTAIN PROPERTIES CLASSIFIED AS HELD FOR SALE.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR

PROFITABLE OPERATION OR LEASE THEM FOR RENTS THAT EXCEED OUR CAPITAL COSTS.  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE, AND

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2011 AS FILED WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on May 17, 2012, we granted 2,000 common shares of beneficial interest, par value $.01 per share, valued at $20.48 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits.

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Filed herewith)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date (marked copy). (Filed herewith)

3.3	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.4	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.5	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.6	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2012.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

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

4.6	Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, relating to 4.30% Senior Notes due 2016, including form thereof.

(Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.7

Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.8	Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, relating to 5.625% Senior Notes due 2042, including form thereof. (Filed herewith)

4.9	Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 10, 2004.)

4.10

Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2004.)

10.1	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)

10.2	Senior Housing Properties Trust 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)

10.3	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)

10.4	Representative Form of Accession Agreement. (Filed herewith)

10.5

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Filed herewith)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith)

31.1	Rule 13a-14(a) Certification. (Filed herewith)

31.2	Rule 13a-14(a) Certification. (Filed herewith)

31.3	Rule 13a-14(a) Certification. (Filed herewith)

31.4	Rule 13a-14(a) Certification. (Filed herewith)

32.1	Section 1350 Certification. (Furnished herewith)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash

Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: August 1, 2012

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated:  August 1, 2012