Form 10-Q
period 2012-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2012-10-30
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares outstanding as of October 30, 2012:  176,553,600.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2012

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.     Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$604,352	$564,628
Buildings and improvements	4,487,313	4,156,963
	5,091,665	4,721,591
Less accumulated depreciation	719,224	630,261
	4,372,441	4,091,330
Cash and cash equivalents	20,985	23,560
Restricted cash	11,377	7,128
Deferred financing fees, net	30,328	25,434
Acquired real estate leases and other intangible assets, net	106,943	100,235
Loan receivable	—	38,000
Other assets	104,221	97,361
Total assets	$4,646,295	$4,383,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$55,000	$—
Senior unsecured notes, net of discount	1,091,732	965,770
Secured debt and capital leases	721,579	861,615
Accrued interest	22,018	22,281
Assumed real estate lease obligations, net	14,304	17,778
Other liabilities	70,851	42,998
Total liabilities	1,975,484	1,910,442

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 176,553,600 and 162,646,046 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,766	1,626
Additional paid in capital	3,233,262	2,944,212
Cumulative net income	999,185	907,937
Cumulative other comprehensive income	4,675	(3,772)
Cumulative distributions	(1,568,077)	(1,377,397)
Total shareholders’ equity	2,670,811	2,472,606
Total liabilities and shareholders’ equity	$4,646,295	$4,383,048

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$116,281	$102,969	$336,772	$301,839
Residents fees and services	42,352	10,731	113,906	11,575
Total revenues	158,633	113,700	450,678	313,414

Expenses:
Depreciation	35,880	28,824	104,487	82,120
Property operating expenses	47,807	20,153	127,875	41,888
General and administrative	8,352	6,564	24,106	19,513
Acquisition related costs	4,297	2,620	6,814	6,547
Impairment of assets	—	1,028	3,071	1,194
Total expenses	96,336	59,189	266,353	151,262

Operating income	62,297	54,511	184,325	162,152

Interest and other income	248	394	957	870
Interest expense	(30,417)	(24,730)	(87,426)	(70,837)
Loss on early extinguishment of debt	(6,349)	—	(6,349)	(427)
Loss on lease terminations	(104)	—	(104)	—
(Loss) gain on sale of properties	(101)	—	(101)	21,315
Equity in earnings of an investee	115	28	236	111
Income before income tax expense	25,689	30,203	91,538	113,184
Income tax expense	(43)	(207)	(290)	(365)
Net income	25,646	29,996	91,248	112,819

Other comprehensive income:
Change in net unrealized gain / loss on investments	7,499	(15,735)	8,416	(18,919)
Share of comprehensive income of an investee	35	15	31	58
Comprehensive income	$33,180	$14,276	$99,695	$93,958

Weighted average shares outstanding	174,690	153,385	166,698	145,745

Net income per share	$0.15	$0.20	$0.55	$0.77

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$91,248	$112,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	104,487	82,120
Amortization of deferred financing fees and debt discounts	4,494	3,506
Straight line rental income	(10,248)	(8,376)
Amortization of acquired real estate leases and other intangible assets	746	(574)
Loss on early extinguishment of debt	6,349	427
Impairment of assets	3,071	1,194
Loss on lease terminations	104	—
Loss (gain) on sale of properties	101	(21,315)
Equity in earnings of an investee	(236)	(111)
Change in assets and liabilities:
Restricted cash	(4,249)	(2,175)
Other assets	13,978	(26,294)
Accrued interest	(263)	940
Other liabilities	29,430	25,682
Cash provided by operating activities	239,012	167,843

Cash flows from investing activities:
Real estate acquisitions and deposits	(255,769)	(510,416)
Real estate improvements	(29,645)	(25,327)
Loan receivable	—	(80,000)
Principal payments on loan receivable	38,000	32,000
Investment in Five Star Quality Care, Inc.	—	(5,000)
Proceeds from sale of properties	1,041	38,663
Cash used for investing activities	(246,373)	(550,080)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	287,052	247,499
Proceeds from issuance of unsecured senior notes, net of discount	350,000	247,327
Proceeds from borrowings on revolving credit facility	509,000	590,000
Repayments of borrowings on revolving credit facility	(454,000)	(508,000)
Redemption of senior notes	(225,000)	—
Repayment of other debt	(259,400)	(7,013)
Payment of deferred financing fees	(12,186)	(9,873)
Distributions to shareholders	(190,680)	(161,724)
Cash provided by financing activities	4,786	398,216

(Decrease) increase in cash and cash equivalents	(2,575)	15,979
Cash and cash equivalents at beginning of period	23,560	10,866
Cash and cash equivalents at end of period	$20,985	$26,845

SENIOR HOUSING PROPERTIES TRUST

Supplemental cash flow information:
Interest paid	$83,195	$66,391
Income taxes paid	389	264

Non-cash investing activities:
Acquisitions funded by assumed debt	(112,153)	(76,931)

Non-cash financing activities:
Assumption of mortgage notes payable	112,153	76,931
Issuance of common shares	2,138	1,814

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

Note 3.  Real Estate Properties

At September 30, 2012, we owned 384 properties located in 40 states and Washington, D.C.

In February 2012, we acquired a senior living community located in Alabama with 92 living units for approximately $11,300, excluding closing costs.  We recorded intangible assets of approximately $583 related to this acquisition.  A subsidiary of Five Star Quality Care, Inc., which, together with its subsidiaries, we refer to in this report as Five Star, manages this community for our account pursuant to a long term management agreement.  We funded this acquisition using cash on hand.  As of September 30, 2012, we own 30 communities that are managed by Five Star, or the Managed Communities.  We use the taxable REIT subsidiary, or TRS, structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act, or RIDEA, for our Managed

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Communities, which we began acquiring in June 2011.  The results of operations for the Managed Communities are included in our short and long term residential care communities segment.  See Note 11 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities and see Note 9 for further information regarding our reportable operating segments.

In May 2012, we acquired a senior living community located in South Carolina with 59 assisted living units for approximately $8,059, excluding closing costs.  We recorded intangible assets of approximately $362 related to this acquisition.  Five Star manages this community for our account pursuant to a long term management agreement.  We funded this acquisition using cash on hand and by assuming approximately $4,789 of mortgage debt, which approximated its fair value.

In May 2012, we acquired a property leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or an MOB, with 28,440 square feet located in Georgia for approximately $8,600, excluding closing costs.  We recorded intangible lease assets and liabilities of $1,392 and $10, respectively, related to this acquisition.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2012, we acquired another MOB with 111,538 square feet located in Georgia for approximately $23,100, excluding closing costs.  We recorded intangible lease assets of $6,421 related to this acquisition.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In June 2012, we acquired a MOB with 204,429 square feet located in Hawaii for approximately $70,495, excluding closing costs.  We recorded intangible lease assets and liabilities of $4,306 and $629, respectively, related to this acquisition.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $52,000 of mortgage debt, which approximated its fair value.

In June 2012, we acquired another MOB with 92,180 square feet located in Maryland for approximately $18,250, excluding closing costs.  We recorded intangible lease assets and liabilities of $3,570 and $78, respectively, related to this acquisition.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In July 2012, we acquired a senior living community located in South Carolina with 232 living units for approximately $37,273, excluding closing costs.  We recorded intangible assets of approximately $1,762 related to this acquisition.  Five Star manages this community for our TRS pursuant to a long term management agreement.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In July 2012, we acquired a MOB with 63,082 square feet located in Texas for approximately $16,850, excluding closing costs.  We recorded intangible lease assets of $1,973 related to this acquisition.  We funded this acquisition using cash on hand.

In July 2012, we acquired another MOB with 52,858 square feet located in Florida for approximately $7,750, excluding closing costs.  We recorded intangible lease assets of $789 related to this acquisition.  We funded this acquisition using cash on hand.

In July 2012, we acquired four senior living communities located in Colorado, Idaho and Washington State with a total of 511 living units for total purchase prices of approximately $36,500, excluding closing

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

costs.  We recorded intangible assets of approximately $1,900 related to this acquisition.  We leased these properties to Stellar Senior Living, LLC, or Stellar, for an initial term expiring in 2027 at initial rent of approximately $2,920 per year.  Percentage rent, based on increases in gross revenues at these properties, will commence in 2014.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $6,876 of mortgage debt, which was recorded at a fair value of $7,488.

In August 2012, we acquired a senior living community located in New York with 310 living units for approximately $99,000, excluding closing costs.  We recorded intangible assets of approximately $2,726 related to this acquisition.  Five Star manages this community for our account pursuant to a long term management agreement.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $31,187 of mortgage debt, which was recorded at a fair value of $33,934.

In August 2012, we acquired another senior living community located in Missouri with 87 living units for approximately $11,280, excluding closing costs.  We recorded intangible assets of approximately $330 related to this acquisition.  Five Star manages this community for our account pursuant to a long term management agreement.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $5,838 of mortgage debt, which was recorded at a fair value of $6,530.

In September 2012, we acquired a MOB with 33,600 square feet located in Massachusetts for approximately $16,400, excluding closing costs.  We funded this acquisition using cash on hand and by assuming approximately $11,462 of mortgage debt, which was recorded at a fair value of $12,529.

We have previously disclosed an agreement to acquire one MOB, which has not yet closed, for approximately $15,275, including the assumption of approximately $9,700 of mortgage debt and excluding closing costs.  The MOB is located in Minnesota and includes 76,637 square feet.  The closing of this acquisition is contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In August and October 2012, we entered into four separate agreements to acquire three senior living communities and one MOB for total purchase prices of approximately $68,300, including the assumption of approximately $12,300 of mortgage debt and excluding closing costs.  The three senior living communities are located in Mississippi, Tennessee and Washington State and include a total of 437 living units and the MOB is located in Tennessee and includes 33,796 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In May 2012, we entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise Senior Living, Inc., or Sunrise, and Five Star related to 10 senior living communities, or the 10 Communities, that we were then leasing to Sunrise.  The Operations Transfer Agreement provides that we and Sunrise will accelerate the December 31, 2013 termination date of these Sunrise leases, that we will lease the 10 Communities to our TRS and that Five Star will manage the 10 Communities pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and Five Star have obtained required regulatory approvals to operate the 10 Communities.  In September and October 2012, we and Sunrise terminated Sunrise’s leases for three and five of the 10 Communities, respectively, and we entered into management agreements with Five Star with respect to these eight communities.  We currently expect the termination of the leases for, and the

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

transition of the operations of, the remaining two communities to occur before December 31, 2012.  As a result of these lease terminations, we recorded a loss on lease terminations of approximately $104 during the three and nine months ended September 30, 2012.  Also, as a result of the three lease terminations in September 2012, during the three and nine months ended September 30, 2012, we recognized approximately $350 of percentage rent that is included in rental income in our condensed consolidated statements of income and comprehensive income as the contingencies for recognizing that income were then met.  Pursuant to the Operations Transfer Agreement, we paid Sunrise $1,000 to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities, which were or will be transferred to our TRS.  The termination of the leases for those remaining two communities and Five Star’s management of those communities on our behalf are subject to conditions, including receipt of regulatory approvals.

In July 2012, we sold one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1,100 and recorded a loss on the sale of this property of approximately $101.  At September 30, 2012, one of our senior living communities located in Pennsylvania is classified as held for sale.  This property is included in real estate properties in our condensed consolidated balance sheets and has a net book value of approximately $850 at both September 30, 2012 and December 31, 2011.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the nine months ended September 30, 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell.  During the three and nine months ended September 30, 2011, we recorded impairment of assets charges of $1,028 and $1,194, respectively, to reduce the carrying value of one and three of our properties, respectively, to their estimated sales prices less costs to sell.

During the three and nine months ended September 30, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $4,156 and $18,249, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $335 and $1,472, respectively.

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

Note 4.  Unrealized Gain / Loss on Investments

As of September 30, 2012, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares as of September 30, 2012 ($14.56 and $5.11 per share, respectively) and our weighted average costs at the time we

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan.  By December 31, 2011, Five Star had repaid $42,000 of those borrowings.  In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $314 for the nine months ended September 30, 2012 and $187 and $245 for the three and nine months ended September 30, 2011, which are included in interest and other income in our condensed consolidated statements of income and comprehensive income.

Note 6.  Indebtedness

Our principal debt obligations at September 30, 2012 were: our $750,000 unsecured revolving credit facility; four public issuances of unsecured senior notes, including: $250,000 principal amount due 2016 at an annual interest rate of 4.30%, $200,000 principal amount due 2020 at an annual interest rate of 6.75%, $300,000 principal amount due 2021 at an annual interest rate of 6.75% and $350,000 principal amount due 2042 at an annual interest rate of 5.625%; and $702,636 aggregate principal amount of mortgages secured by 56 of our properties with maturity dates from 2013 to 2043.  The 56 mortgaged properties had a carrying value of $975,116 at September 30, 2012.  We also have two properties subject to capital leases totaling $13,900 at September 30, 2012; these two properties had a carrying value of $15,667 at September 30, 2012.

In connection with the acquisitions discussed in Note 3 above, during the nine months ended September 30, 2012, we assumed $112,153 of mortgage debt, which was recorded at an aggregate fair value of $117,271.  These mortgages have a weighted average interest rate of 5.77% and a weighted average maturity of 4.6 years.  We recorded the assumed mortgages at their fair value, which exceeded their outstanding principal balances by $5,118.  We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

In January 2012, we repaid all $225,000 of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.

In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12,400, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we paid in full 17 mortgage loans encumbering 17 of our properties that had an aggregate principal balance of $32,576, weighted average interest rate of 6.95% and maturity dates in June and July 2012.  In June 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $3,140, an interest rate of 6.07% and a maturity date in September 2012.  In October 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $4,159, an interest rate of 6.50% and a maturity date in January 2013.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In July 2012, we sold $350,000 of unsecured senior notes.  The notes require interest at a fixed rate of 5.625% per annum and are due in 2042.  Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses were approximately $338,566.  Interest on the notes is payable quarterly in arrears.  We used a part of the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and we used the remaining net proceeds from this offering to prepay a part of our Federal National Mortgage Association, or FNMA, secured term loan and for general business purposes, which included funding a part of our recent acquisitions of properties discussed in Note 3 above.

In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan that had an interest rate of 6.4% at August 31, 2012 and a maturity date in September 2019, using, among other funds, net proceeds from our July 2012 debt offering.  As a result of this prepayment, 11 of the 28 properties securing this loan were released from the related mortgage.  Also, as a result of this prepayment, we recorded a loss on early extinguishment of debt of approximately $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

We have a $750,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Our revolving credit facility has a maturity date in June 2015 and, subject to meeting certain conditions and our payment of a fee, we may extend the maturity date for one year to June 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread of 160 basis points.  We also pay a facility fee of 35 basis points per annum on the maximum amount of borrowings available under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.8% for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2012, we had $55,000 outstanding and $695,000 available under our revolving credit facility.

Note 7.  Shareholders’ Equity

On February 9, 2012, we paid a $0.38 per share, or $61,806, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2011.  On May 9, 2012, we paid a $0.38 per share, or $61,813, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2012.  On August 24, 2012, we paid a $0.38 per share, or $67,061, distribution to our common shareholders with respect to our operating results for the quarter ended June 30, 2012.  On October 9, 2012, we declared a quarterly distribution of $0.39 per share, or $68,856, to our common shareholders of record on October 22, 2012, with respect to our operating results for the quarter ended September 30, 2012; we expect to pay this distribution on or about November 20, 2012.

On February 10, 2011, we paid a $0.37 per share, or $52,486, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2010.  On May 12, 2011, we paid a $0.37 per share, or $52,490, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2011.  On August 11, 2011, we paid a $0.37 per share, or $56,748, distribution to our common shareholders with respect to our operating results for the quarter ended June 30, 2011.  On November 11, 2011, we paid a $0.38 per share, or $61,805, distribution to our common shareholders with respect to our operating results for the quarter ended September 30, 2011.

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

In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,052.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

On September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 78,492 common shares of beneficial interest, par value $.01 per share, valued at $22.62 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.

Note 8.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at September 30, 2012 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)

Assets held for sale(1)	$850	$—	$850
Long-lived assets held and used(2)	$1,975	$—	$1,975
Investments in available for sale securities(3)	$25,281	$25,281	$—
Unsecured senior notes(4)	$1,174,322	$1,174,322	$—

(1)             Assets held for sale consist of one of our properties that we expect to sell that is reported at fair value.  We used offers to purchase the property made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of this property.  We have previously recorded cumulative impairments of approximately $5,738 to this property in order to reduce its book value to fair value.

(2)             Long-lived assets held and used consist of one of our properties.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property and recognized an impairment of assets charge of $3,071 during the nine months ended September 30, 2012 to reduce its carrying value to the amount stated.

(3)             Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at September 30, 2012 in active markets (Level 1 inputs).

(4)             We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding four issuances of senior notes (Level 1 inputs) on or about September 30, 2012.  The fair

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

values of these senior note obligations exceed their book values of $1,091,732 by $82,590 because these notes were trading at a premium to their face amounts.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, secured and unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at September 30, 2012 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$60,496	$51,346	$4,439	$116,281
Residents fees and services	42,352	—	—	42,352
Total revenues	102,848	51,346	4,439	158,633

Expenses:
Depreciation	22,470	12,462	948	35,880
Property operating expenses	31,233	16,574	—	47,807
General and administrative	—	—	8,352	8,352
Acquisition related costs	—	—	4,297	4,297
Total expenses	53,703	29,036	13,597	96,336

Operating income (loss)	49,145	22,310	(9,158)	62,297

Interest and other income	—	—	248	248
Interest expense	(11,594)	(1,014)	(17,809)	(30,417)
Loss on early extinguishment of debt	—	—	(6,349)	(6,349)
Loss on lease terminations	(104)	—	—	(104)
Loss on sale of properties	—	(101)	—	(101)
Equity in earnings of an investee	—	—	115	115
Income (loss) before income tax expense	37,447	21,195	(32,953)	25,689
Income tax expense	—	—	(43)	(43)
Net income (loss)	$37,447	$21,195	$(32,996)	$25,646

Total assets	$2,604,149	$1,625,180	$416,966	$4,646,295

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated

Rental income	$58,391	$40,139	$4,439	$102,969
Residents fees and services	10,731	—	—	10,731
Total revenues	69,122	40,139	4,439	113,700

Expenses:
Depreciation	18,369	9,507	948	28,824
Property operating expenses	8,603	11,550	—	20,153
General and administrative	—	—	6,564	6,564
Acquisition related costs	—	—	2,620	2,620
Impairment of assets	1,028	—	—	1,028
Total expenses	28,000	21,057	10,132	59,189

Operating income (loss)	41,122	19,082	(5,693)	54,511

Interest and other income	—	—	394	394
Interest expense	(11,152)	(254)	(13,324)	(24,730)
Equity in earnings of an investee	—	—	28	28
Income (loss) before income tax expense	29,970	18,828	(18,595)	30,203
Income tax expense	—	—	(207)	(207)
Net income (loss)	$29,970	$18,828	$(18,802)	$29,996

Total assets	$2,079,432	$1,465,833	$458,048	$4,003,313

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$178,964	$144,491	$13,317	$336,772
Residents fees and services	113,906	—	—	113,906
Total revenues	292,870	144,491	13,317	450,678

Expenses:
Depreciation	64,432	37,211	2,844	104,487
Property operating expenses	82,976	44,899	—	127,875
General and administrative	—	—	24,106	24,106
Acquisition related costs	—	—	6,814	6,814
Impairment of assets	—	3,071	—	3,071
Total expenses	147,408	85,181	33,764	266,353

Operating income (loss)	145,462	59,310	(20,447)	184,325

Interest and other income	—	—	957	957
Interest expense	(37,748)	(1,807)	(47,871)	(87,426)
Loss on early extinguishment of debt	—	—	(6,349)	(6,349)
Loss on lease terminations	(104)	—	—	(104)
Loss on sale of properties	—	(101)	—	(101)
Equity in earnings of an investee	—	—	236	236
Income (loss) before income tax expense	107,610	57,402	(73,474)	91,538
Income tax expense	—	—	(290)	(290)
Net income (loss)	$107,610	$57,402	$(73,764)	$91,248

Total assets	$2,604,149	$1,625,180	$416,966	$4,646,295

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated

Rental income	$172,686	$115,887	$13,266	$301,839
Residents fees and services	11,575	—	—	11,575
Total revenues	184,261	115,887	13,266	313,414

Expenses:
Depreciation	52,112	27,164	2,844	82,120
Property operating expenses	9,212	32,676	—	41,888
General and administrative	—	—	19,513	19,513
Acquisition related costs	—	—	6,547	6,547
Impairment of assets	1,028	166	—	1,194
Total expenses	62,352	60,006	28,904	151,262

Operating income (loss)	121,909	55,881	(15,638)	162,152

Interest and other income	—	—	870	870
Interest expense	(31,751)	(686)	(38,400)	(70,837)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	111	111
Income (loss) before income tax expense	111,394	55,274	(53,484)	113,184
Income tax expense	—	—	(365)	(365)
Net income (loss)	$111,394	$55,274	$(53,849)	$112,819

Total assets	$2,079,432	$1,465,833	$458,048	$4,003,313

Note 10. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 39.6% of our annualized rental income and the properties Five Star leases from us represent 42.6% of our investments, at cost, as of September 30, 2012.  As of September 30, 2012, Five Star also manages a portfolio of 30 senior living communities for our account.  These properties leased and managed by Five Star are included in our short and long term residential care communities segment.  The following tables present summary financial information for Five Star for the three and nine months ended September 30, 2012 and 2011, as reported in its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2012.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30,
	2012	2011
Operations
Total revenues	$332,420	$310,561
Operating income	5,316	4,080
Income from continuing operations	3,405	3,546
Net income (loss)	16,439	(528)

	For the Nine Months Ended September 30,
	2012	2011
Total revenues	$991,781	$891,152
Operating income	15,317	17,948
Income from continuing operations	9,935	14,750
Net income	21,446	8,800

	2012	2011
Cash Flows
Cash provided by operating activities	$43,235	$45,957
Net cash (used in) provided by discontinued operations	(8,317)	652
Cash provided by (used in) investing activities	1,912	(126,463)
Cash (used in) provided by financing activities	(50,909)	101,030
Change in cash and cash equivalents	(14,079)	21,176
Cash and cash equivalents at beginning of period	28,374	20,770
Cash and cash equivalents at end of period	14,295	41,946

	As of September 30,
	2012	2011
Financial Position
Current assets	$128,465	$154,185
Non-current assets	435,041	394,894
Total indebtedness	71,431	132,995
Current liabilities	157,904	208,195
Non-current liabilities	102,875	113,116
Total shareholders’ equity	302,727	227,768

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included to show the source of the information only, and the other information in Five Star’s Quarterly Report on Form 10-Q is not incorporated by reference into these financial statements.  See Note 11 for further information regarding our leases with Five Star.

Note 11.  Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

to us: (1) a business management agreement which relates to business generally and (2) a property management agreement which relates to the property level operations of our MOBs.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include Five Star and CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR.  Certain of Five Star’s executive officers and CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $6,745 and $4,865 for the three months ended September 30, 2012 and 2011, respectively, and $19,472 and $15,241 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2012, we issued 20,462 common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,557 and $1,111 for the three months ended September 30, 2012 and 2011, respectively, and $4,328 and $3,193 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Five Star is our former 100% owned subsidiary.  In 2001, we distributed substantially all of Five Star’s then outstanding shares of common stock to our shareholders.  We are Five Star’s largest stockholder and, as of the date of this report, we owned  4,235,000 shares of common stock of Five Star, or approximately 8.8% of Five Star’s outstanding shares of common stock.  Five Star is our largest tenant and manages several senior living communities for us.  As of September 30, 2012, we leased 188 senior living communities and two rehabilitation hospitals to Five Star and Five Star managed 30 senior living communities for our account.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.

Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us as of September 30, 2012 was $196,704, excluding percentage rent.  We recognized total rental income from Five Star of $49,148 and $48,392 for the three months ended September 30, 2012 and 2011, respectively, and $146,901 and $141,875 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012 and December 31, 2011, our rents receivable from Five Star were $17,620 and $17,313, respectively, and are included in other assets in our condensed consolidated balance sheets.  During the nine months ended September 30, 2012, pursuant to the terms of our leases with Five Star, we purchased $18,249 of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,472.

Five Star began managing communities for our account in June 2011 in connection with our acquisition of certain senior living communities at that time.  We have since acquired additional communities that are

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

being managed by Five Star.  Five Star manages our managed communities pursuant to long term management agreements on substantially consistent terms.  In connection with these management agreements, we and Five Star have entered into three pooling agreements: two pooling agreements which pool our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and Five Star amended and restated the initial AL Pooling Agreement so that it includes only the management agreements for 20 of the communities that include assisted living units that we and Five Star agreed would be managed by Five Star for our account.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages for our account (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities consisting only of independent living units.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to each such pooling agreement, including determinations of our return of our invested capital and Five Star’s incentive fees.  We incurred management fees of $1,284 and $3,431 for the three and nine months ended September 30, 2012, respectively, and $326 and $351 for the three and nine months ended September 30, 2011, respectively, with respect to the communities Five Star manages for our account.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.  We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star, including, as further disclosed in Note 3—Real Estate Properties and below, with respect to two of the communities we currently lease to Sunrise.

In February 2012, we acquired a senior living community in Alabama with 92 living units for approximately $11,300, excluding closing costs, and in May 2012, we acquired a senior living community with 59 living units in South Carolina for approximately $8,059, excluding closing costs.  We are leasing those communities to our TRSs and they are being managed by Five Star pursuant to long term management agreements, on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units.  The management agreements for these communities are included in the second AL Pooling Agreement.

In May 2012, we and Five Star entered into the Operations Transfer Agreement with Sunrise.  Pursuant to the Operations Transfer Agreement, we and Sunrise agreed to accelerate the December 31, 2013 termination date of 10 of our then 14 leases with Sunrise, which 10 leases relate to the 10 Communities.  The Operations Transfer Agreement also contemplates that we will lease the 10 Communities to our TRS and Five Star will operate the 10 Communities as a manager for our account, pursuant to long term management agreements.  The Operations Transfer Agreement provides that these transactions will occur when we and Five Star have obtained regulatory approvals to operate the affected 10 Communities.  As of the date of this report, we and Sunrise have terminated the leases for eight of the 10 Communities pursuant to the Operations Transfer Agreement, we leased those eight communities to our TRS and we have entered into long term management agreements with Five Star for each of the eight communities, on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units.  These management agreements for these eight communities are included in the second AL Pooling Agreement. We currently expect that, following the termination of the leases for the remaining two of the 10 Communities, we will lease these

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

communities to our TRS, that we will enter into long term management agreements with Five Star, on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, for Five Star to manage those communities on our behalf and that those communities will also be added to our second AL Pooling Agreement.

In July 2012, we acquired a senior living community in South Carolina with 232 living units for approximately $37,273, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community for our account on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units and this management agreement is included in our second AL Pooling Agreement.

In August 2012, we acquired a senior living community in Missouri with 87 living units for approximately $11,280, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community for our account on terms substantially consistent with the terms of our other management agreement with Five Star for a community consisting only of independent living units.  In connection with this acquisition, we entered into the IL Pooling Agreement with Five Star and this management agreement was added to the IL Pooling Agreement.

Also in August 2012, we acquired a senior living community in New York with 310 living units, for approximately $99,000, excluding closing costs.  In connection with our acquisition of this community, we entered into a long term management agreement with Five Star to manage the portion of this community consisting of living units not subject to the requirements of New York healthcare licensing laws for our account on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee we pay is equal to 5% of the gross revenues realized at that portion of the community, instead of 3% of gross revenues as is typically provided under our management agreements with Five Star, and there is no incentive fee payable by us under this management agreement.  In order to accommodate certain requirements of New York healthcare licensing laws, our TRS subleased the portion of this community that is subject to such requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and our Treasurer and Chief Financial Officer.  In August 2012, D&R Yonkers LLC entered into a long term management agreement with Five Star to manage this community for its account.  Under the sublease agreement, D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community.  Our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC, and D&R Yonkers LLC is obligated to repay our TRS those amounts our TRS advanced only from available revenues generated by the subleased community.  Further, we have entered into an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs losses or expenses under our TRS’s sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star.

As discussed above in Note 5—Loan Receivable, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan.  We recognized interest income from the Bridge Loan of $0 and $314 for the three and nine months ended September 30, 2012, respectively, and we recognized interest income of $187 and $245 for the three and nine months ended September 30, 2011.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

As discussed above in Note 6—Indebtedness, in August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with this release, we entered into amendments to the related master credit agreement and our leases with Five Star so that these 11 properties were removed from the lease that exists to accommodate this FNMA debt and added to our other leases with Five Star.

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

We, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,558 and $5,291 as of September 30, 2012 and December 31, 2011, respectively.  We recognized income of $115 and $28 for the three months ended September 30, 2012 and 2011, respectively, and $236 and $111 for the nine months ended September 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $4,438 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5, and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 21, 2012, or our Proxy Statement, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and nine months ended September 30, 2012, we recognized current income tax expense of $43 and $290, respectively.  During the three and nine months ended September 30, 2011, we recognized current income tax expense of $207 and $365, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except living unit / bed or square foot data):

(As of September 30, 2012)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Total Investment	Investment per Unit / Bed or Square Foot(2)	Q3 2012 NOI(3)	% of Q3 2012 Total NOI

Facility Type
Independent living(4)	61	15,044		$1,815,307	35.6%	$120,667	$37,105	33.4%
Assisted living(4)	149	10,901		1,259,738	24.7%	$115,562	27,541	24.9%
Nursing homes(4)	48	5,024		207,002	4.1%	$41,203	4,290	3.9%
Rehabilitation hospitals	2	364		73,896	1.5%	$203,011	2,679	2.4%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	4,439	4.0%
MOBs	114	8,197,000	sq. ft.	1,555,705	30.6%	$190	34,772	31.4%
Total	384			$5,091,665	100.0%		$110,826	100.0%

Tenant / Operator / Managed Properties
Five Star (Lease No. 1)(5)	91	6,731		$700,546	13.8%	$104,078	$14,642	13.2%
Five Star (Lease No. 2)(5)	53	7,564		739,552	14.5%	$97,773	17,492	15.8%
Five Star (Lease No. 3)(5)	17	3,281		346,271	6.8%	$105,538	8,441	7.6%
Five Star (Lease No. 4)(5)	29	3,335		382,602	7.5%	$114,723	8,572	7.7%
Sunrise / Marriott(6)	4	1,619		294,653	5.8%	$181,997	7,833	7.1%
Brookdale	18	894		61,122	1.2%	$68,369	1,754	1.6%
6 private companies (combined)	11	1,470		71,350	1.4%	$48,537	1,762	1.6%
TRS Managed(7)	37	6,439		759,847	14.9%	$118,007	11,119	10.0%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	4,439	4.0%
Multi-tenant MOBs	114	8,197,000	sq. ft.	1,555,705	30.6%	$190	34,772	31.4%
Total	384			$5,091,665	100%		$110,826	100%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
(As of September 30, 2012)	2012	2011	2012	2011

Five Star (Lease No. 1)(5)	1.20x	1.28x	84.3%	85.8%
Five Star (Lease No. 2)(5)	1.23x	1.32x	82.0%	81.5%
Five Star (Lease No. 3)(5)	1.68x	1.78x	89.3%	90.6%
Five Star (Lease No. 4)(5)	1.20x	1.15x	86.1%	83.2%
Sunrise / Marriott(6)	1.90x	1.97x	93.1%	92.9%
Brookdale	2.27x	2.24x	93.6%	92.1%
6 private companies (combined)	2.86x	2.52x	83.6%	83.8%
TRS Managed(7)	NA	NA	87.2%	86.8%
Wellness centers	2.17x	2.16x	100.0%	100.0%
Multi-tenant MOBs (9)	NA	NA	93.9%	96.4%

(1)	Amounts are before depreciation, but after impairment write downs, if any.
(2)	Represents investment carrying value divided by the number of living units, beds or leased square feet at September 30, 2012.
(3)	Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(4)	Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.
(5)

In August 2012, we realigned our leases with Five Star as a result of our prepayment of approximately $199,197 of the outstanding principal balance of our FNMA secured term loan and the release of 11 of the 28 properties securing this loan from the related mortgage.  The data presented above reflects this realignment.

(6)

Marriott International, Inc. guarantees the lessee’s obligations under these leases.  In December 2011, Sunrise extended the leases to December 31, 2018 for these senior living communities.  Rent coverage and occupancy includes data for the four senior living communities whose leases were extended to December 31, 2018.

(7)

These 37 senior living communities, including 27 communities that we acquired since June 2011 and the 10 Communities leased to Sunrise, of which three were transferred to our TRS in September 2012, are leased to our TRSs and managed by Five Star for our account.  In May 2012, we entered an agreement with Sunrise for early terminations of leases for 10 Communities that were leased to Sunrise through December 31, 2013; in September 2012, the leases for three senior living communities were terminated and, in October 2012, the leases for five additional of these senior living communities were terminated, and the operations of these eight senior living communities were transferred to our TRS and Five Star management.  We currently expect the termination of the leases for, and the transition of the operations of, the remaining two of these senior living communities to occur before December 31, 2012.  Number of Properties and Number of Units / Beds or Square Feet above are presented as if all of these 10 lease terminations occurred during the reporting period.

(8)

Operating data for TRS managed properties are presented for the 12 month period ended or, if shorter, from the date of acquisitions through September 30, 2012 and operating data for multi-tenant MOBs are presented as of September 30, 2012 and 2011; operating data for other properties and tenants are presented based upon the operating results provided by our tenants for the 12 months ended June 30, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, divided by minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

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

The following tables set forth information regarding our lease expirations as of September 30, 2012 (dollars in thousands):

	Annualized Rental Income(1)(2)				Percent of	Cumulative
Year	Short and Long Term Residential Care Communities(2)	MOBs	Wellness Centers	Total	Total Annualized Rental Income Expiring	Percentage of Annualized Rental Income Expiring

2012	$—	$5,105	$—	$5,105	1.1%	1.1%
2013	—	18,610	—	18,610	4.1%	5.2%
2014	—	23,077	—	23,077	5.1%	10.3%
2015	3,034	19,504	—	22,538	5.0%	15.3%
2016	—	18,252	—	18,252	4.1%	19.4%
2017	43,705	22,617	—	66,322	14.8%	34.2%
2018	14,465	13,811	—	28,276	6.3%	40.5%
2019	599	27,744	—	28,343	6.3%	46.8%
2020	—	10,224	—	10,224	2.3%	49.1%
Thereafter	171,113	39,652	17,536	228,301	50.9%	100.0%
Total	$232,916	$198,596	$17,536	$449,048	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  9.0 years

(1)

Annualized rental income is rents pursuant to existing leases as of September 30, 2012, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our TRSs.  If the NOI from our TRSs (three months ended September 30, 2012, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2012 – 1.0%; 2013 – 3.7%; 2014 – 4.5%; 2015 – 4.4%, 2016 – 3.6%; 2017 – 13.0%; 2018 – 5.6%; 2019 – 5.6%; 2020 – 2.0%; and thereafter – 56.6%.

	Number of Tenants					Cumulative
Year	Short and Long Term Residential Care Communities(1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenancies Expiring	Percentage of Number of Tenancies Expiring

2012	—	44	—	44	8.0%	8.0%
2013	—	81	—	81	14.7%	22.7%
2014	—	95	—	95	17.2%	39.9%
2015	3	77	—	80	14.5%	54.4%
2016	—	63	—	63	11.4%	65.8%
2017	2	64	—	66	12.0%	77.8%
2018	1	36	—	37	6.7%	84.5%
2019	1	27	—	28	5.1%	89.6%
2020	—	17	—	17	3.1%	92.7%
Thereafter	5	34	2	41	7.3%	100.0%
Total	12	538	2	552	100.0%

(1)                   Excludes our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2012	—	0.0%	0.0%	163,044	—	163,044	1.9%	1.9%
2013	—	0.0%	0.0%	812,012	—	812,012	9.5%	11.4%
2014	—	0.0%	0.0%	1,033,743	—	1,033,743	12.1%	23.5%
2015	423	1.7%	1.7%	812,192	—	812,192	9.5%	33.0%
2016	—	0.0%	1.7%	837,516	—	837,516	9.8%	42.8%
2017	4,229	17.0%	18.7%	968,953	—	968,953	11.4%	54.2%
2018	1,619	6.5%	25.2%	370,851	—	370,851	4.4%	58.6%
2019	175	0.7%	25.9%	888,741	—	888,741	10.4%	69.0%
2020	—	0.0%	25.9%	476,966	—	476,966	5.7%	74.7%
Thereafter	18,448	74.1%	100.0%	1,337,107	812,000	2,149,107	25.3%	100.0%
Total	24,894	100.0%		7,701,125	812,000	8,513,125	100.0%

(1)

Excludes 6,439 living units leased to our TRSs, which for these purposes, includes 2,472 living units from the 10 Communities leased to Sunrise and that we and Sunrise agreed to terminate the leases for.  The leases for three of those communities had been terminated as of September 30, 2012.  If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2012, 2013, 2014 – 0.0%; 2015 – 1.4%; 2016 – 0.0%; 2017 – 13.5%; 2018 – 5.2%; 2019 – 0.6%; 2020 – 0.0%; and thereafter – 79.3%.

During the three months ended September 30, 2012, we entered into MOB lease renewals for 285,000 square feet and new leases for 32,000 square feet, at weighted average rental rates that were 2.8% above rents previously charged for the same space.  These leases have average net rent of $16.47 per square foot.  Average lease terms for leases entered into during the third quarter of 2012 were 4.2 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the third quarter of 2012 totaled $1.4 million, or $4.54 per square foot on average (approximately $1.08 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have three operating segments, of which two are reportable operating segments.  The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) MOBs.  Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals.  We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities.  Five Star began managing our Managed Communities for our account in June 2011.  Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  We earn rental income revenues from tenants of our MOBs.  The “All Other Operations” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Short term and long term residential care communities	$102,848	$69,122	$292,870	$184,261
MOBs	51,346	40,139	144,491	115,887
All other operations	4,439	4,439	13,317	13,266
Total revenues	$158,633	$113,700	$450,678	$313,414

Net income:
Short term and long term residential care communities	$37,447	$29,970	$107,610	$111,394
MOBs	21,195	18,828	57,402	55,274
All other operations	(32,996)	(18,802)	(73,764)	(53,849)
Net income	$25,646	$29,996	$91,248	$112,819

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (dollars in thousands):

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2012	2011	2012	2011
Total properties	260	242	238	238
# of units / beds	31,333	28,069	27,596	27,596
Occupancy:
Leased communities(2)	85.4%	85.4%	85.4%	85.4%
TRS managed communities(3)	87.0%	85.7%	86.5%	83.3%
Rent coverage(2)	1.40x	1.46x	1.41x	1.46x
Rental income(2)	$60,496	$58,391	$58,086	$56,540
Residents fees and services(3)	$42,352	$10,731	$8,632	$8,167

(1)       Consists of short and long term residential care communities we have owned continuously since July 1, 2011.

(2)       Excludes rents and occupancy, as applicable, from our Managed Communities.  All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)       Represents the average occupancy and total residents fees and services, as applicable, for our 27 Managed Communities that we have acquired since June 2011 and for three of the 10 Communities leased to Sunrise that we and Sunrise agreed to terminate the leases and which were terminated before September 30, 2012.

Short and long term residential care communities, all properties:

	Three Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$60,496	$58,391	$2,105	3.6%
Residents fees and services(1)	42,352	10,731	31,621	294.7%
Property operating expenses(1)	(31,233)	(8,603)	(22,630)	(263.0%	)
Net operating income (NOI)	71,615	60,519	11,096	18.3%

Depreciation expense	(22,470)	(18,369)	(4,101)	(22.3%	)
Impairment of assets	—	(1,028)	1,028	(100.0%	)
Operating income	49,145	41,122	8,023	19.5%

Interest expense	(11,594)	(11,152)	(442)	(4.0%	)
Loss on lease terminations	(104)	—	(104)	—
Net income	$37,447	$29,970	$7,477	24.9%

(1)       Includes data for our Managed Communities that were then being managed by Five Star at or during the periods presented.

Rental income.  Rental income increased because of rents from our acquisition of four communities during the third quarter of 2012 for approximately $36,500 which are leased by a private tenant, one community during the third quarter of 2011 for approximately $10,235 which is leased by Five Star and our purchase of approximately $36,200 of improvements made to our properties which are leased by Five Star since July 1, 2011.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,168 and $499 for the three months ended September 30, 2012 and 2011, respectively, and percentage rent as a result of the September 2012 lease terminations of three senior living communities formerly leased to Sunrise of approximately $350.  Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the 228 communities we have owned continuously since July 1, 2011.

Residents fees and services.  Residents fees and services are the revenues earned at our 27 Managed Communities that we acquired for approximately $723,327 since June 2011 and the revenues earned at the three senior living communities that were formerly leased to Sunrise and transferred to our TRS in September 2012.  Residents fees and services increased year over year on a comparable property basis because of increases in occupancy and average daily rates charged to residents on the 10 communities we have owned continuously since July 1, 2011.  We recognize these revenues as services are provided.

Property operating expenses.  Property operating expenses include expenses incurred at our 27 Managed Communities, which are leased to our TRSs and which we acquired since June 2011, and expenses incurred at the three senior living communities that were formerly leased to Sunrise and transferred to our TRS in September 2012.  The beginning of our Managed Communities operations in June 2011 is the primary cause for the increase in property operating expenses year over year for the period.  Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense increased as a result of our acquisition of 22 communities since July 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since July 1, 2011.

Impairment of assets.  During the three months ended September 30, 2011, we recorded an impairment of assets charge of $1,028 related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of the assumption of $155,968 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the third and fourth quarter of that year, and the assumption of $48,691 of mortgage debt in connection with certain of our 2012 acquisitions occurring in the second and third quarter, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03%, the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our FNMA secured term loan in August 2012 that had an interest rate of 6.4%, as well as the regularly scheduled amortization of our mortgage debt.

Loss on lease terminations.  Loss on lease terminations is a result of our May 2012 agreement with Sunrise for early terminations of leases for 10 Communities; in September 2012, the leases for three senior living communities were terminated and in October 2012, the leases for five additional senior living communities were terminated, resulting in a loss on lease terminations of approximately $104.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2012	2011	2012	2011
Total properties	114	105	90	90
Total square feet(2)	8,197	7,490	6,129	6,129
Occupancy(3)	93.9%	96.4%	93.1%	96.7%
Rental income	$51,346	$40,139	$39,287	$39,947
Property operating expenses	$16,574	$11,550	$11,308	$11,500

(1)       Consists of MOBs we have owned continuously since July 1, 2011.

(2)       Prior periods exclude space remeasurements made during the periods presented.

(3)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$51,346	$40,139	$11,207	27.9%
Property operating expenses	(16,574)	(11,550)	(5,024)	(43.5%	)
Net operating income (NOI)	34,772	28,589	6,183	21.6%

Depreciation expense	(12,462)	(9,507)	(2,955)	(31.1%	)
Operating income	22,310	19,082	3,228	16.9%

Interest expense	(1,014)	(254)	(760)	(299.2%	)
Loss on sale of properties	(101)	—	(101)	—
Net income	$21,195	$18,828	$2,367	12.6%

Rental income.  Rental income increased because of rents from 24 MOBs we acquired for approximately $366,070 since July 1, 2011, partially offset by the sale of one MOB for approximately $1,100 in July 2012.  Rental income includes non-cash straight line rent adjustments totaling $2,653 and $1,788 and amortization of approximately $(970) and $148 of acquired real estate leases and obligations for the three months ended September 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since July 1, 2011, partially offset by the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since July 1, 2011, partially offset by the sale of one MOB in July 2012.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $13,300 of mortgage debt in connection with our acquisition of two MOBs in July and November 2011 and our assumption of $63,462 of mortgage debt in connection with our acquisition of two MOBs in June and September 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

Loss on sale of properties.  Loss on sale of properties is a result of the sale of one MOB in July 2012.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2011):

	Three Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$39,287	$39,947	$(660)	(1.7%	)
Property operating expenses	(11,308)	(11,500)	192	1.7%
Net operating income (NOI)	27,979	28,447	(468)	(1.6%	)

Depreciation expense	(9,227)	(9,472)	245	2.6%
Operating income	18,752	18,975	(223)	(1.2%	)

Interest expense	(169)	(213)	44	20.7%
Net income	$18,583	$18,762	$(179)	(1.0%	)

Rental income.  Rental income decreased as a result of a reduction in same store occupancy from 96.7% at September 30, 2011 to 93.1% at September 30, 2012, mainly caused by one MOB that became vacant in February 2012.  Rental income includes non-cash straight line rent adjustments totaling $1,785 and $1,782 and amortization of approximately $(79) and $150 of acquired real estate leases and obligations for the three months ended September 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased principally because of a decrease in utility expenses, partially offset by higher real estate taxes.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense decreased primarily because of a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$4,439	$4,439	$—	—

Expenses:
Depreciation	948	948	—	—
General and administrative	8,352	6,564	1,788	27.2%
Acquisition related costs	4,297	2,620	1,677	64.0%
Total expenses	13,597	10,132	3,465	34.2%
Operating loss	(9,158)	(5,693)	(3,465)	(60.9%	)

Interest and other income	248	394	(146)	(37.1%	)
Interest expense	(17,809)	(13,324)	(4,485)	(33.7%	)
Loss on early extinguishment of debt	(6,349)	—	(6,349)	—
Equity in earnings of an investee	115	28	87	310.7%
Loss before income tax expense	(32,953)	(18,595)	(14,358)	(77.2%	)
Income tax expense	(43)	(207)	164	79.2%
Net loss	$(32,996)	$(18,802)	$(14,194)	(75.5%	)

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $365 and amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended September 30, 2012 and 2011.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the three months ended September 30, 2012 and 2011 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,021,611 since July 1, 2011, partially offset by the sale of one MOB in July 2012 for approximately $1,100.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended September 30, 2012 and 2011.  Acquisition related costs increased as a result of licensing and other regulatory costs related to the senior living communities leased to Sunrise that have been and are being transferred to our TRS, offset by lower senior living and MOB acquisition activity during the three months ended September 30, 2012 than the prior year period.

Interest and other income.  The decrease in interest and other income is primarily due to the elimination of interest received from our Bridge Loan with Five Star that was repaid in April 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011, our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012 and greater amounts outstanding under our revolving credit facility, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $74,293 and 1.8%, and $17,272 and 1.8%, for the three months ended September 30, 2012 and 2011, respectively.

Loss on early extinguishment of debt.  In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan.  As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 (dollars in thousands):

Short and long term residential care communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Total properties	260	242	223	223
# of units / beds	31,333	28,069	26,176	26,176
Occupancy:
Leased communities(2)	85.4%	85.4%	85.2%	85.5%
TRS managed communities(3)	87.2%	86.8%	NA	NA
Rent coverage(2)	1.40x	1.46x	1.42x	1.47x
Rental income(2)	$178,964	$172,686	$172,746	$169,444
Residents fees and services(3)	$113,906	$11,575	NA	NA

(1)       Consists of short and long term residential care communities we have owned continuously since January 1, 2011.

(2)       Excludes rents and occupancy, as applicable, from our Managed Communities.  All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)       Represents the average occupancy and total residents fees and services, as applicable, for our 27 Managed Communities that we have acquired since June 2011 and for three of the 10 Communities leased to Sunrise that we and Sunrise agreed to terminate the leases and which were terminated before September 30, 2012.

Short and long term residential care communities, all properties:

	Nine Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$178,964	$172,686	$6,278	3.6%
Residents fees and services(1)	113,906	11,575	102,331	884.1%
Property operating expenses(1)	(82,976)	(9,212)	(73,764)	(800.7%	)
Net operating income (NOI)	209,894	175,049	34,845	19.9%

Depreciation expense	(64,432)	(52,112)	(12,320)	(23.6%	)
Impairment of assets	—	(1,028)	1,028	100.0%
Operating income	145,462	121,909	23,553	19.3%

Interest expense	(37,748)	(31,751)	(5,997)	(18.9%	)
Loss on lease terminations	(104)	—	(104)	—
Gain on sale of properties	—	21,236	(21,236)	—
Net income	$107,610	$111,394	$(3,784)	(3.4%	)

(1)       Includes data for our Managed Communities that were then being managed by Five Star at or during the periods presented.

Rental income.  Rental income increased because of rents from our acquisition of four communities during the third quarter of 2012 for approximately $36,500 which are leased by a privately owned tenant, five communities during the second quarter of 2011 for approximately $89,600 which are leased by Five Star and one community during the third quarter of 2011 for approximately $10,235 which is leased by Five Star and our purchase of approximately $51,520 of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 for approximately $38,625.  Rental income includes non-cash straight line rent adjustments totaling approximately $2,849 and $1,515 for the nine months ended September 30, 2012 and 2011, respectively, and percentage rent as a result of the September 2012 lease terminations of three senior living communities formerly leased to Sunrise of approximately $350.  Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the 223 communities we have owned continuously since January 1, 2011.

Residents fees and services.  Residents fees and services are the revenues earned at our 27 Managed Communities that we acquired for approximately $723,327 since June 2011 and the revenues earned at the three senior living communities that were formerly leased to Sunrise and transferred to our TRS in September 2012.  We recognize these revenues as services are provided.

Property operating expenses.  Property operating expenses include expenses incurred at our 27 Managed Communities, which are leased to our TRSs and which we acquired since June 2011, and expenses incurred at the three senior living communities that were formerly leased to Sunrise and transferred to our TRS in September 2012.  The beginning of our Managed Communities operations in June 2011 is the primary cause for the increase in property operating expenses year over year for the period.  Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense increased as a result of our acquisition of 37 communities since January 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by the sale of five properties during the second quarter of 2011.

Interest expense.  Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of the assumption of $204,030 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, and the assumption of $48,961 of mortgage debt in connection with certain of our 2012 acquisitions occurring in the second and third quarter, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03%, the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of approximately $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our FNMA secured term loan in August 2012 that had an interest rate of 6.4%, as well as the regularly scheduled amortization of our mortgage debt.

Loss on lease terminations.  Loss on lease terminations is a result of our May 2012 agreement with Sunrise for early terminations of leases for 10 Communities; in September 2012, the leases for three senior living communities were terminated and in October 2012, the leases for five additional senior living communities were terminated resulting in a loss on lease terminations of approximately $104.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of five senior living communities during the second quarter of 2011.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Total properties	114	105	79	79
Total square feet(2)	8,197	7,490	5,131	5,131
Occupancy(3)	93.9%	96.4%	92.6%	97.1%
Rental income	$144,491	$115,887	$105,045	$105,150
Property operating expenses	$44,899	$32,676	$28,842	$28,883

(1)       Consists of MOBs we have owned continuously since January 1, 2011.

(2)       Prior periods exclude space remeasurements made during the periods presented.

(3)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$144,491	$115,887	$28,604	24.7%
Property operating expenses	(44,899)	(32,676)	(12,223)	(37.4%	)
Net operating income (NOI)	99,592	83,211	16,381	19.7%

Depreciation expense	(37,211)	(27,164)	(10,047)	(37.0%	)
Impairment of assets	(3,071)	(166)	(2,905)	(1750.0%	)
Operating income	59,310	55,881	3,429	6.1%

Interest expense	(1,807)	(686)	(1,121)	(163.4%	)
(Loss) gain on sale of properties	(101)	79	(180)	(227.8%	)
Net income	$57,402	$55,274	$2,128	3.8%

Rental income.  Rental income increased because of rents from 35 MOBs we acquired for approximately $497,840 since January 1, 2011, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011 and the sale of one MOB for approximately $1,100 in July 2012.  Rental income includes non-cash straight line rent adjustments totaling $6,305 and $5,767 and amortization of approximately $(911) and $408 of acquired real estate leases and obligations for the nine months ended September 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011 and the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011 and the sale of one MOB in July 2012.

Impairment of assets.  During the nine months ended September 30, 2012, we recorded an impairment of assets charge of $3,071 related to one property to reduce the carrying value of this property to its estimated fair value.  During the nine months ended September 30, 2011, we recorded an impairment of assets charge of $166 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $13,300 of mortgage debt in connection with our acquisition of two MOBs in July and November 2011 and our assumption of $63,462 of mortgage debt in connection with our acquisition of two MOBs in June and September 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

(Loss) gain on sale of properties.  In July 2012, we sold one MOB and recorded a loss on sale of properties of approximately $101.  During the second quarter of 2011, we sold two MOBs and recognized a gain on sale of properties of approximately $79.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2011):

	Nine Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$105,045	$105,150	$(105)	(0.1%	)
Property operating expenses	(28,842)	(28,883)	41	0.1%
Net operating income (NOI)	76,203	76,267	(64)	(0.1%	)

Depreciation expense	(26,248)	(24,471)	(1,777)	(7.3%	)
Operating income	49,955	51,796	(1,841)	(3.6%	)

Interest expense	(558)	(645)	87	13.5%
Net income	$49,397	$51,151	$(1,754)	(3.4%	)

Rental income.  Rental income decreased as a result of a reduction in same store occupancy from 97.1% at September 30, 2011 to 92.6% at September 30, 2012, mainly caused by one MOB that became vacant in February 2012.  Rental income includes non-cash straight line rent adjustments totaling $3,940 and $5,132 and amortization of approximately $1,636 and $692 of acquired real estate leases and obligations for the nine months ended September 30, 2012 and 2011, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased mainly because of decreases in utility expenses during the nine months ended September 30, 2012.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

All other operations: (1)

	Nine Months Ended September 30,
	2012	2011	Change	% Change

Rental income	$13,317	$13,266	$51	0.4%

Expenses:
Depreciation	2,844	2,844	—	—
General and administrative	24,106	19,513	4,593	23.5%
Acquisition related costs	6,814	6,547	267	4.1%
Total expenses	33,764	28,904	4,860	16.8%
Operating loss	(20,447)	(15,638)	(4,809)	(30.8%	)

Interest and other income	957	870	87	10.0%
Interest expense	(47,871)	(38,400)	(9,471)	(24.7%	)
Loss on early extinguishment of debt	(6,349)	(427)	(5,922)	(1386.9%	)
Equity in earnings of an investee	236	111	125	112.6%
Loss before income tax expense	(73,474)	(53,484)	(19,990)	(37.4%	)
Income tax expense	(290)	(365)	75	20.5%
Net loss	$(73,764)	$(53,849)	$(19,915)	(37.0%	)

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income for our wellness centers increased because of scheduled consumer price index based rent increases since January 1, 2011 at certain of our wellness centers.  Rental income includes non-cash straight line rent adjustments totaling approximately $1,094 and amortization of approximately $165 of acquired real estate leases and obligations in both the nine months ended September 30, 2012 and 2011.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the nine months ended September 30, 2012 and 2011 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,357,475 since January 1, 2011, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460 and the sale of one MOB in July 2012 for approximately $1,100.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the nine months ended September 30, 2012 and 2011.

Acquisition related costs increased as a result of licensing and other regulatory costs related to the senior living communities leased to Sunrise that have been and are being transferred to our TRS, offset by lower senior living and MOB acquisition activity during the nine months ended September 30, 2012 than the prior year period.

Interest and other income.  The increase in interest and other income is primarily due to interest received from our Bridge Loan with Five Star during the nine months ended September 30, 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011, our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012 and greater amounts outstanding under our revolving credit facility at slightly higher weighted average interest rates, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $189,642 and 1.8%, and $35,339 and 1.3%, for the nine months ended September 30, 2012 and 2011, respectively.

Loss on early extinguishment of debt.  In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan.  As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.  In June 2011, we entered into a new $750,000 unsecured revolving credit facility that replaced our previous $550,000 unsecured revolving credit facility.  As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427 consisting of the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

Set forth below are our calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and nine months ended September 30, 2012 and 2011.  We believe that this data may facilitate an understanding of our historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than us.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which it relates to rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, loss on early extinguishment of debt and loss on lease terminations, if any. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performance between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of equity and debt capital to us, our expectation of our future capital requirements and operating performance and our current and expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income(1)	$25,646	$29,996	$91,248	$112,819
Depreciation expense	35,880	28,824	104,487	82,120
Loss (gain) on sale of properties(2)	101	—	101	(21,315)
Impairment of assets	—	1,028	3,071	1,194
FFO	61,627	59,848	198,907	174,818
Acquisition related costs	4,297	2,620	6,814	6,547
Loss on early extinguishment of debt(3)	6,349	—	6,349	427
Loss on lease terminations(4)	104	—	104	—
Percentage rent adjustment(1) (5)	2,400	2,900	8,200	8,300
Normalized FFO	$74,777	$65,368	$220,374	$190,092

Weighted average shares outstanding	174,690	153,385	166,698	145,745

FFO per share	$0.35	$0.39	$1.19	$1.20
Normalized FFO per share	$0.43	$0.43	$1.32	$1.30
Net income per share	$0.15	$0.20	$0.55	$0.77
Distributions declared per share	$0.39	$0.38	$1.15	$1.12

(1)       Net income for the three and nine months ended September 30, 2012 includes $350 of percentage rent as a result of the September 2012 lease terminations of three senior living communities formerly leased to Sunrise.

(2)       In July 2012, we sold one MOB for approximately $1,100 and recognized a loss on sale of approximately $101.  During the second quarter of 2011, we sold seven properties for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315.

(3)       In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan.  As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

(4)       In May 2012, we entered an agreement with Sunrise for early terminations of leases for 10 Communities which were previously scheduled to terminate on December 31, 2013; in September 2012, the leases for three senior living communities were terminated and in October 2012, the leases for five additional senior living communities were terminated resulting in a loss on lease terminations of approximately $104.  We currently expect the termination of the leases for, and the transition of the operations of, the remaining two senior living communities to occur before December 31, 2012.

(5)       In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies are met and the income is earned.  Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in our calculation of Normalized FFO for each quarter of the year.  The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of NOI to Net Income:
Short and long term residential care communities NOI(1)	$71,615	$60,519	$209,894	$175,049
MOB NOI	34,772	28,589	99,592	83,211
All other operations NOI	4,439	4,439	13,317	13,266
Total NOI	110,826	93,547	322,803	271,526
Depreciation expense	(35,880)	(28,824)	(104,487)	(82,120)
General and administrative expense	(8,352)	(6,564)	(24,106)	(19,513)
Acquisition related costs	(4,297)	(2,620)	(6,814)	(6,547)
Impairment of assets	—	(1,028)	(3,071)	(1,194)
Operating income	62,297	54,511	184,325	162,152

Interest and other income	248	394	957	870
Interest expense	(30,417)	(24,730)	(87,426)	(70,837)
Loss on early extinguishment of debt(2)	(6,349)	—	(6,349)	(427)
Loss on lease terminations(3)	(104)	—	(104)	—
(Loss) gain on sale of properties(4)	(101)	—	(101)	21,315
Equity in earnings of an investee	115	28	236	111
Income before income tax expense	25,689	30,203	91,538	113,184
Income tax expense	(43)	(207)	(290)	(365)
Net income	$25,646	$29,996	$91,248	$112,819

(1)       Short and long term residential care communities NOI for the three and nine months ended September 30, 2012 includes $350 of percentage rent as a result of the September 2012 lease terminations of three senior living communities formerly leased to Sunrise.

(2)       In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan.  As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

(3)       In May 2012, we entered an agreement with Sunrise for early terminations of leases for 10 Communities which were previously scheduled to terminate on December 31, 2013; in September 2012, the leases for three senior living communities were terminated and in October 2012, the leases for five additional senior living communities were terminated resulting in a loss on lease terminations of approximately $104.  We currently expect the termination of the leases for, and the transition of the operations of, the remaining two senior living communities to occur before December 31, 2012.

(4)       In July 2012, we sold one MOB for approximately $1,100 and recognized a loss on sale of approximately $101.  During the second quarter of 2011, we sold seven properties for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315.

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our residential community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our Managed Communities monthly.  During the nine months ended September 30, 2012 and 2011, we generated $239.0 million and $167.8 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At September 30, 2012, we had $21.0 million of cash and cash equivalents and $695.0 million available under our unsecured revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future working capital requirements, property acquisitions and expenditures related to the repair, maintenance or renovation of our properties.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipts of rents and our need or desire to pay operating expenses and distributions to our shareholders, we maintain a $750.0 million revolving credit facility with a group of institutional lenders.  The maturity date of this facility is June 24, 2015 and we have an option, subject to certain conditions and our payment of a fee, to extend the facility for one year.  This revolving credit facility also includes a feature under which maximum borrowings may be increased up to $1.5 billion in certain circumstances.  Borrowings under our revolving credit facility are unsecured.  We may borrow, repay and reborrow funds under the credit facility until maturity, and no principal repayment is due until maturity.  Borrowings under the revolving credit facility bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.79% and we had $55.0 million outstanding and $695.0 million available under our revolving credit facility.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the general effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility.

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

In January 2012, we repaid all $225.0 million of our 8.625% unsecured senior notes at their maturity date.  We funded this repayment using borrowings under our revolving credit facility.  In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12.4 million, an interest rate of 6.03% and a maturity date in March 2012.  In April 2012, we paid in full 17 mortgage loans encumbering 17 of our properties that had an aggregate principal balance of $32.6 million, weighted average interest rate of 6.95% and maturity dates in June and July 2012.  In June 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $3.1 million, an interest rate of 6.07% and a maturity date in September 2012.  In October 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $4.2 million, an interest rate of 6.50% and a maturity date in January 2013.

During the nine months ended September 30, 2012, we acquired 16 properties located in 13 states for total purchase prices of approximately $364.9 million, excluding closing costs.  Our weighted average capitalization rate for these acquisitions was 7.9% based on estimated annual NOI.  Capitalization rate is the ratio of the estimated annual GAAP revenues less property operating expenses, if any, to the purchase price on the date of acquisition.  For more information about these acquisitions, see Note 3 to our Condensed Consolidated Financial Statements (unaudited) appearing in Item 1 above.

We have previously disclosed an agreement to acquire one MOB, which has not yet closed, for approximately $15.3 million, including the assumption of approximately $9.7 million of mortgage debt and excluding closing costs.  The MOB is located in Minnesota and includes 76,637 square feet.  The closing of this acquisition is contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In August and October 2012, we entered into four separate agreements to acquire three senior living communities and one MOB for total purchase prices of approximately $68.3 million, including the assumption of approximately $12.3 million of mortgage debt and excluding closing costs.  The three senior living communities are located in Mississippi, Tennessee and Washington State and include a total of 437 living units and the MOB is located in Tennessee and includes 33,796 square feet.  The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In May 2012, we entered into the Operations Transfer Agreement with Sunrise and Five Star related to 10 Communities that we were then leasing to Sunrise.  The Operations Transfer Agreement provides that we and Sunrise will accelerate the December 31, 2013 termination date of these Sunrise leases, that we will lease the 10 Communities to our TRS and that Five Star will manage the 10 Communities pursuant to long term management agreements.  In September and October 2012, we and Sunrise terminated Sunrise’s leases for three and five of the 10 Communities, respectively, and we entered into management agreements with Five Star with respect to these eight communities.  We currently expect the termination of the leases for, and the transition of the operations of, the remaining two communities to occur before December 31, 2012.  Pursuant to the Operations Transfer Agreement, we paid Sunrise $1.0 million to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities.  The termination of the leases for those remaining two communities and Five Star’s management of those communities on our behalf are subject to conditions, including receipt of regulatory approvals, and may not occur.

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

During the three and nine months ended September 30, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $4.2 million and $18.2 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $335,000 and $1.5 million, respectively.  We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the three and nine months ended September 30, 2012 and 2011, cash expenditures made and capitalized for leasing costs, building improvements and Managed Communities capital expenditures were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
MOB leasing capital(1)	$1,049	$1,553	$4,373	$5,761
MOB building improvements(2)	1,270	418	3,125	872
Managed Communities capital improvements(3)	2,675	383	6,000	621
Total capital expenditures	$4,994	$2,354	$13,498	$7,254

(1)             MOB leasing capital includes tenant improvements and leasing costs.

(2)             MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

(3)             Includes capital improvements to the senior living communities that we owned as of September 30, 2012, and which we have acquired since June 2011, and the three senior living communities that were formerly leased to Sunrise and that were leased to our TRS in September 2012.

During the three months ended September 30, 2012 commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	32	285	317
Total leasing costs and concession commitments(1)	$762	$677	$1,439
Total leasing costs and concession commitments per square foot(1)	$23.81	$2.38	$4.54
Weighted average lease term (years)(2)	5.4	4.0	4.2
Total leasing costs and concession commitments per square foot peryear(1)	$4.41	$0.59	$1.08

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)             Weighted based on annualized rental income pursuant to existing leases as of September 30, 2012, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287.1 million.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

In July 2012, we sold $350.0 million of unsecured senior notes.  The notes require interest at a fixed rate of 5.625% per annum and are due in 2042.  Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses, were approximately $338.6 million.  Interest on the notes is payable quarterly in arrears.  We used a part of the net proceeds of this offering to repay borrowings under our revolving credit facility and we used the remaining net proceeds to prepay a part of our FNMA secured term loan and for general business purposes, which included funding a part of our recent acquisitions of properties described above.

In August 2012, we prepaid approximately $199.2 million of the outstanding principal balance of our FNMA secured term loan that had an interest rate of 6.4% at August 31, 2012 and a maturity date in September 2019, using, among other funds, net proceeds from our July 2012 debt offering described above.  As a result of this prepayment, 11 of the 28 properties securing this loan were released from the related mortgage.

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

On October 9, 2012, we declared a quarterly distribution of $0.39 per common share, or $68.9 million, to our common shareholders of record on October 22, 2012 for the quarter ended September 30, 2012.  This distribution will be paid to shareholders on or about November 20, 2012, using cash on hand and borrowings under our revolving credit facility, if necessary.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2012 were: $55.0 million outstanding under our $750.0 million unsecured revolving credit facility; four public issuances of unsecured senior notes including: $250.0 million due 2016 at an annual interest rate of 4.30%, $200.0 million due 2020 at an annual interest rate of 6.75%, $300.0 million due 2021 at an annual interest rate of 6.75% and $350.0 million due 2042 at an annual interest rate of 5.625%; and $702.6 million of mortgages secured by 56 of our properties with maturity dates from 2013 to 2043.  We also have two properties encumbered by capital leases totaling $13.9 million at September 30, 2012.  Our unsecured senior notes are governed by an indenture.  The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2012, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, CWH and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors or officers who are also trustees, directors or officers of ours or RMR, including: Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC, which is owned by our executive officers and to which our TRS subleases a portion of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; CWH, which was our former parent and with which we have engaged in transactions from time to time, including our acquiring MOBs from CWH; we, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own approximately 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5, and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, CWH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of September 30, 2012, approximately 94% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements.  We and our tenants operate facilities in many states and participate in many federal and state health care payment programs, including the federal Medicare and state Medicaid programs for services in skilled nursing facilities, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state health care payment programs.  Because of the current federal budget deficit and other federal spending priorities and continued difficult state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs.  Examples of these, and other information regarding such programs, are discussed under the caption, “Business — Government Regulation and Reimbursement” in our Annual Report and under the caption “Impact of Government Reimbursement” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.  The Centers for Medicare and Medicaid Services, or CMS, has issued updated Medicare prospective payment rates for skilled nursing facilities, or SNFs, and inpatient rehabilitation facilities, or IRFs, effective October 1, 2012, which CMS estimates will result in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs and 2.1% in aggregate Medicare payments for IRFs in federal fiscal year 2013.  In June 2012, the U.S. Supreme Court upheld two major provisions of the Patient Protection and Affordable Care Act, or PPACA, which is discussed under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.  These two provisions are the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line.  In upholding the Medicaid expansion, the Supreme Court found that it violated the U.S. Constitution as drafted, but remedied the violation by modifying the expansion to preclude the Secretary of the U.S. Department of Health and Human Services from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding.  As a result of the Court’s ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation.  We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on us or our tenants.  The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of certain of our communities which are leased to our TRSs and the values of our properties.

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

At September 30, 2012, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	297,367	6.71%	19,953	2019	Monthly
Mortgages	91,253	5.924%	5,406	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	46,993	6.54%	3,073	2017	Monthly
Mortgages	37,091	5.83%	2,162	2014	Monthly
Mortgages	31,129	6.015%	1,872	2015	Monthly
Mortgages	13,824	6.91%	955	2013	Monthly
Mortgages	13,118	5.66%	742	2015	Monthly
Mortgages	12,578	6.25%	786	2016	Monthly
Mortgages	11,647	6.365%	741	2015	Monthly
Mortgages	11,462	6.15%	705	2017	Monthly
Mortgages	10,656	6.11%	651	2013	Monthly
Mortgages	9,527	5.95%	567	2038	Monthly
Mortgages	6,844	5.81%	398	2015	Monthly
Mortgages	6,503	5.97%	388	2016	Monthly
Mortgages	5,832	5.86%	342	2017	Monthly
Mortgages	5,145	5.65%	291	2015	Monthly
Mortgages	4,765	4.375%	208	2043	Monthly
Mortgages	4,619	5.81%	268	2015	Monthly
Mortgages(2)	4,159	6.50%	270	2013	Monthly
Mortgages	3,556	6.25%	222	2033	Monthly
Mortgages	3,334	7.31%	244	2022	Monthly
Mortgages	2,896	5.88%	170	2015	Monthly
Mortgages	1,638	7.85%	129	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually
	$1,802,636		$108,528

(1)             The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts.

(2)             In October 2012 we repaid this debt.

No principal payments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  However, if these debts are refinanced at interest rates which are 10% higher or lower than shown above, our annual interest cost would increase or decrease by approximately $10.9 million.

Changes in market interest rates do affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2012, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $71.5 million.

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

Our unsecured revolving credit facility bears interest at floating rates and matures in June 2015.  As of September 30, 2012, we had $55.0 million outstanding and $695.0 million available under our revolving credit facility. We may make repayments and drawings under our revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving credit facility bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, we are vulnerable to increases in credit spreads due to market conditions.  Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2012	1.79%	$55,000	$985
10% reduction	1.61%	$55,000	$886
10% increase	1.97%	$55,000	$1,083

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2012	1.79%	$750,000	$13,425
10% reduction	1.61%	$750,000	$12,083
10% increase	1.97%	$750,000	$14,768

The foregoing tables show the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

In 2009, we closed the FNMA secured term loan financing for approximately $512.9 million.  A part of this loan is at a fixed rate and a part was at a floating rate.  In August 2012, we prepaid approximately $199.2 million of the outstanding principal balance of our FNMA secured term loan, including all of the floating rate part of this loan, and paid a prepayment premium on such amount prepaid.  As of September 30, 2012, our FNMA secured term loan has an outstanding principal balance of approximately $297.4 million, bears interest at a fixed rate and matures in September 2019.  We have the option to prepay the remaining outstanding principal balance of our FNMA obligation in order to mitigate the risks of refinancing or for other reasons.  This loan may be prepaid during the first 96 months of the loan term subject to our paying a standard make whole premium and thereafter for 1% of the amount of principal being prepaid which is reduced to zero in the last six months of this ten year loan.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ACQUISITIONS AND SALES OF PROPERTIES,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, CWH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,

•                  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•                  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

•                  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

•                  IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR EXPECTED RETURN ON OUR INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR PENDING ACQUISITIONS OF SENIOR LIVING COMMUNITIES AND MOBS, AND CERTAIN RELATED MANAGEMENT ARRANGEMENTS, ARE CONTINGENT UPON VARIOUS CONDITIONS, INCLUDING IN SOME CASES, COMPLETION OF DILIGENCE AND / OR REGULATORY, LENDER OR OTHER THIRD PARTY APPROVALS. ACCORDINGLY, SOME OR ALL OF THESE PURCHASES, AND ANY RELATED MANAGEMENT ARRANGEMENTS, MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THE REMAINING TWO SUNRISE LEASE TERMINATIONS, THE TRS LEASES AND THE FIVE STAR MANAGEMENT AGREEMENTS REGARDING THE REMAINING TWO COMMUNITIES TO BE COMPLETED BEFORE DECEMBER 31, 2012. THESE TWO COMMUNITIES ARE OWNED BY US FREE AND CLEAR OF MORTGAGE DEBTS AND NO LENDER APPROVALS WILL BE REQUIRED FOR THE LEASE TERMINATIONS, THE TRS LEASES OR THE NEW MANAGEMENT AGREEMENTS.  HOWEVER, THE TRANSFERS OF OPERATING CONTROL OF THESE REMAINING TWO COMMUNITIES ARE SUBJECT TO REGULATORY APPROVALS IN THE STATES WHERE THESE COMMUNITIES ARE LOCATED AS WELL AS SOME APPROVALS FROM CERTAIN THIRD PARTY PAYORS FOR RESIDENT SERVICES.  WE CANNOT CONTROL THE RESULTS OR TIMING OF THESE APPROVAL PROCESSES.  ACCORDINGLY, THESE APPROVALS MAY BE DELAYED OR MAY NOT OCCUR AND THE CANCELLATION OF THE REMAINING TWO SUNRISE LEASES AND TRANSFER OF OPERATIONS TO OUR TRS MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ONE PROPERTY CLASSIFIED AS HELD FOR SALE.  WE MAY NOT BE ABLE TO SELL THIS PROPERTY ON TERMS ACCEPTABLE TO US OR OTHERWISE,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC, D&R YONKERS LLC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

PART II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 78,492 common shares of beneficial interest, par value $.01 per share, valued at $22.62 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

As discussed elsewhere in this Quarterly Report on Form 10-Q, in May 2011, we and Five Star entered into an AL Pooling Agreement which pools our management agreements with Five Star for communities that include assisted living units.  On October 30, 2012, we and Five Star entered into an amendment and restatement of the initial AL Pooling Agreement so that it includes only the management agreements for 20 of the communities that include assisted living units that we and Five Star agreed Five Star would manage for our account.  Also on October 30, 2012, we and Five Star entered into a second AL Pooling Agreement which pools our management agreements with Five Star for the remaining communities that include assisted living units that Five Star currently manages for our account (other than with respect to the senior living community in New York described in Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).

The terms of the second AL Pooling Agreement are substantially similar to the terms of the amended and restated initial AL Pooling Agreement.  Descriptions of the first AL Pooling Agreement appear in Note 5 to our Consolidated Financial Statements included in our Annual Report and in the sections of our Annual Report captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview” and “—Related Person Transactions,” which descriptions are hereby incorporated by reference.

For more information about the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements, please see the descriptions of those agreements elsewhere in this Quarterly Report on Form 10-Q, including Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview” and “—Related Person Transactions” in Part I, Item 2, and in our Annual Report, including the sections of the Annual Report referred to in the preceding paragraph.

The foregoing descriptions of the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements are not complete and are subject to and qualified in their entirety by reference to the copy of the first AL Pooling Agreement filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 13, 2011, or our May 2011 Current Report, the copy of the related representative form of accession agreement filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the copies of the initial AL Pooling Agreement, as amended and restated, and the second AL Pooling Agreement filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q, and the copy of the representative form of management agreement for assisted living communities filed as Exhibit 10.1 to our May 2011 Current Report, each of which is incorporated herein by reference.

The terms of the initial AL Pooling Agreement, as amended and restated, and the second AL Pooling Agreement were approved by our Independent Trustees and Board of Trustees and by the independent directors and board of directors of Five Star.

For more information about our relationships and transactions with Five Star, RMR and other companies to which RMR provides management services and others affiliated with or related to them, please see Part I of this Quarterly Report on Form 10-Q, including Note 11 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions”.

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

4.4                                 Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, relating to 4.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

4.5                                 Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, relating to 6.75% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.6                                 Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, relating to 5.625% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

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

10.1                           Form of Restricted Share Agreement. (Filed herewith)

10.2                           Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust, amending the Pooling Agreement, dated as of May 12, 2011, between such parties. (Filed herewith)

10.3                           Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith)

10.4                           Amendment No. 2 to Master Credit Facility Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust, Ellicott City Land I, LLC and Senior Housing Properties Trust. (Filed herewith)

10.5                           Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith)

10.6                           Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Filed herewith)

10.7                           Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of Senior Housing Properties Trust, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Filed herewith)

10.8                           Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Filed herewith)

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

31.2                           Rule 13a-14(a) Certification. (Filed herewith)

31.3                           Rule 13a-14(a) Certification. (Filed herewith)

31.4                           Rule 13a-14(a) Certification. (Filed herewith)

32.1                           Section 1350 Certification. (Furnished herewith)

99.1                           Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of Senior Housing Properties Trust. (Filed herewith)

99.2                           Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as sublessor, and D&R Yonkers LLC, as subtenant. (Filed herewith)

99.3                           Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Filed herewith)

99.4                           Representative Form of Indemnification Agreement relating to D&R Yonkers LLC. (Filed herewith)

101.1                     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: October 30, 2012

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: October 30, 2012