Form 10-K
period 2012-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2013-02-19
CIK 1075415

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

617-796-8350
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
5.625% Senior Notes due 2042	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.6 billion based on the $22.32 closing price per common share on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, an aggregate of 474,066 common shares held directly or by affiliates of the trustees, and the trustees and officers, of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 19, 2013: 188,053,600.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2013, or our definitive Proxy Statement.

In this Annual Report on Form 10-K, the terms the "Company", "SNH", "we", "us" and "our" include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ACQUISITIONS AND SALES OF PROPERTIES,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR MANAGED COMMUNITIES SUCCESSFULLY,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO,

NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

  •
  THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US AND ON OUR TENANTS AND MANAGERS AND THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, COMMONWEALTH REIT, OR CWH, RMR, AIC, D&R YONKERS LLC AND THEIR RELATED PERSONS AND ENTITIES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

  •
  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  FIVE STAR IS OUR LARGEST TENANT AND MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

  •
  CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA AND OTHER RECENTLY ENACTED OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR'S COSTS,

  •
  CHANGES IN REGULATIONS AFFECTING FIVE STAR'S OPERATIONS,

  •
  CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

  •
  INCREASES IN INSURANCE AND TORT LIABILITY COSTS, AND

  •
  INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS,

  •
  IF FIVE STAR'S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR EXPECTED RETURN ON OUR INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

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

  •
  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS AND CERTAIN RELATED MANAGEMENT AGREEMENTS MAY CAUSE OUR FUTURE ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS NOT TO OCCUR OR TO BE DELAYED,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ONE PROPERTY CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THIS PROPERTY ON TERMS ACCEPTABLE TO US OR OTHERWISE,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT AGREEMENTS WITH FIVE STAR SIMILAR TO THOSE CURRENTLY IN EFFECT FOR FIVE STAR TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES WE MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND FIVE STAR'S BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT TRUSTEES AND FIVE STAR'S INDEPENDENT DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE INITIAL MANAGEMENT AGREEMENTS AND POOLING AGREEMENT BETWEEN US AND FIVE STAR AND THAT THE TERMS OF THE SUBSEQUENT MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS WERE APPROVED BY OUR INDEPENDENT TRUSTEES

    AND BOARD OF TRUSTEES AND BY THE INDEPENDENT DIRECTORS AND BOARD OF DIRECTORS OF FIVE STAR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, FIVE STAR AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO ACQUIRE A MOB. THIS TRANSACTION IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY NOT OCCUR OR MAY BE DELAYED OR ITS TERMS MAY CHANGE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC, D&R YONKERS LLC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, NATURAL DISASTERS OR CHANGES IN OUR TENANTS' OR MANAGERS' REVENUES OR COSTS, CHANGES IN OUR TENANTS' OR MANAGERS' FINANCIAL CONDITIONS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

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

SENIOR HOUSING PROPERTIES TRUST
2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business.

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the state of Maryland in 1998. As of December 31, 2012, we owned 392 properties located in 40 states and Washington, D.C. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $5.2 billion. Our portfolio includes: 260 senior living communities with 31,137 living units / beds and two rehabilitation hospitals with 364 licensed beds, with an undepreciated carrying value of $3.4 billion; 120 properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 8.5 million square feet of space and an undepreciated carrying value of $1.6 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $180.0 million.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 796-8350.

        We believe that the aging of the U.S. population will increase demand for existing independent living communities, assisted living communities, nursing homes, rehabilitation hospitals, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by purchasing additional properties and entering into leases and management agreements with qualified tenants and operators which generate returns to us that exceed our operating and capital costs, including structuring leases that provide or permit for periodic rental increases.

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

Short and Long Term Residential Care Facilities.

        Independent Living Communities.    Independent living communities, or congregate care communities, also provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike a senior apartment property, an independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services.

        Assisted Living Communities.    Assisted living communities typically have one bedroom units which include private bathrooms and efficiency kitchens. Services bundled within one charge usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24 hour availability of assistance with the activities of daily living, such as dressing and bathing. Professional nursing and healthcare services are usually available at the property on call or at regularly scheduled times. In some of our assisted living communities, separate parts of the property are dedicated to independent living and/or nursing services.

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

Properties Leased to Medical Providers, Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

        The MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other health personnel, and other businesses in medical related fields, including clinics and laboratory uses. Some of our MOBs are occupied as back office facilities for healthcare companies, such as hospitals and healthcare insurance companies.

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

  •
  failure of the tenant to maintain required insurance coverages;

  •
  revocation of any material license necessary for the tenant's operation of our property; or

  •
  failure of the tenant to perform other terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice.

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

        For more information about our leases with Five Star, see Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

Management Contracts.

        Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our communities. For certain of our communities, which we refer to as the Managed Communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and the TRSs enter into long term management contracts, or the Management Contracts, for the operation of such communities. The Management Contracts for the communities managed for our account provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager's direct costs and expenses related to the communities and generally provides the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual return equal to a percentage of our invested capital. Our currently effective Management Contracts generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. In general, we have the right to terminate the Management Contracts upon certain manager events of default, including without limitation, a change in control of the manager, and our manager has the right to terminate the Management Contracts upon certain events of default applicable to us.

        Although we have various rights as owner under the Management Contracts, we rely on the manager's personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our Managed Communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate those properties in compliance with our Management Contracts. For more information about our Management Contracts with Five Star and the related pooling agreements, see Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

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

Mergers and Strategic Combinations.

        In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies and we may again explore such possibilities in the future.

Disposition Policies.

        From time to time, we consider the sale of one or more properties or investments. Disposition decisions are made based on a number of factors including, but not limited to, the following:

  •
  our ability to lease the affected property on terms acceptable to us;

  •
  our tenant's or manager's desire to purchase the affected property;

  •
  our tenant's or manager's desire to cease operating at the affected property;

  •
  proposed sale price;

  •
  strategic fit of the property or investment with the rest of our portfolio; and

  •
  existence of alternative sources, uses or needs for capital.

Financing Policies.

        There are no limitations in our organizational documents on the amount of indebtedness we may incur. Our revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

        We may also determine to seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent we decide to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into common shares or be accompanied by warrants to purchase common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

        We currently have a $750.0 million unsecured revolving credit facility (which is guaranteed by most of our subsidiaries) that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or long term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties. For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

Manager.

        Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David J. Hegarty and Richard A. Doyle are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 19, 2013, RMR had approximately 820 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

Government Regulation and Reimbursement.

        The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and skilled nursing facilities, or SNFs; federal and state laws affecting hospitals, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act, or the ADA, and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, hospitals, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our Managed Communities and the values of our properties.

        State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license hospitals, clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain services without first obtaining appropriate licenses. In addition, most states require a certificate of need, or CON, before an entity may open a SNF or hospital or expand services at an existing facility. In some states, CON requirements also apply to assisted living communities and some other healthcare facilities. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting development of SNFs, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living facilities, hospitals and other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our tenants and managers to expand into new markets or to expand communities in existing markets. In addition, the operation of our properties outside of the scope of applicable licensed authority can result in us, our tenants or managers being subject to penalties and sanctions, including closure of facilities.

        In addition, governmental authorities have been subjecting healthcare facilities such as those that we own to increasing numbers of inspections, surveys, investigations, audits and other potential enforcement actions. We and our tenants and managers expend considerable resources to respond to such actions. Unannounced inspections or surveys may occur annually or biannually, or even more regularly, such as following a regulatory body's receipt of a complaint about a facility. From time to time in the ordinary course of business, we and our tenants and managers receive deficiency reports from state regulatory bodies resulting from those inspections and surveys. We and our tenants and managers seek to resolve most inspection deficiencies through a plan of corrective action relating to the affected facility's operations. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay their rent to us, the profitability of our Managed Communities and the values of our properties. In addition, governmental agencies typically have the authority to take or seek further action against a licensed or certified facility, including the ability to impose civil money penalties or fines; suspend, modify, or revoke a license or Medicare or Medicaid participation; suspend or deny admissions of residents; deny payments in full or in part; institute state oversight, temporary management or receivership; and impose criminal penalties. Loss, suspension or modification of a license or certification or the imposition of other sanctions or penalties could adversely affect the values of our properties, the ability of our tenants to pay their rents and the profitability of our Managed Communities.

        The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on nursing homes and chains of nursing home operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to nursing homes. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies sometimes investigate and prosecute assisted living communities and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws even if the facilities and their residents do not receive any federal or state funds.

        Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license can result in the immediate discharge and transfer of residents, which could adversely affect the ability of the tenant to pay rent to us, the profitability of the Managed Community and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us or our profitability. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related individual or entity.

        As of December 31, 2012, approximately 93% of our current net operating income, or NOI, as defined in Item 7 of this Annual Report on Form 10-K, from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 7% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs, hospitals and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our Managed Communities and the values of our properties. Examples include:

  •
  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others will take effect at later dates. The ACA automatically reduced the Medicare prospective payment system, or PPS, annual market basket adjustments for IRFs by 0.25% for federal fiscal years 2010 and 2011, and 0.1% for federal fiscal year 2012. Going forward, the automatic reductions for IRFs range from between 0.1% and 0.3% for federal fiscal years 2013 through 2016 and will be 0.75% for federal fiscal years 2017 through 2019. Beginning in federal fiscal year 2012, the ACA also reduced both the SNF PPS and IRF PPS annual adjustments for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs and IRFs, but they could have a material adverse effect on the ability of our tenants to pay their rent, the profitability of our Managed Communities and the values of our properties.

  •
  The ACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. As a result of the Court's ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

  •
  Medicare reimburses SNFs under a PPS providing a fixed payment for each day of care provided to a Medicare beneficiary. The PPS requires SNFs to assign each resident to a care group depending on that resident's medical characteristic and service needs. These care groups are known as Resource Utilization Groups, or RUGs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility-specific. Many states have similar Medicaid PPSs. CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA, and updates PPS payments for SNFs each year by a market basket update to account for inflation.

  •
  Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest-paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and on October 1, 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs. The rule resulted in a reduction in aggregate Medicaid payments for SNFs by approximately 11.1%, or

    $3.87 billion, in federal fiscal year 2012. CMS updated Medicare payment rates for SNFs effective October 1, 2012, which CMS estimates will increase aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013. Due to the previous reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, reduces the reimbursement rate for Medicare bad debt from 100% to 65% for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual-eligible beneficiaries, this rule has a substantial negative effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65%. The changes to the reimbursement rates for bad debt may have a material adverse effect on our tenants' ability to pay us rent, the profitability of our Managed Communities and the values of our properties.

  •
  Medicare reimburses IRFs under a PPS implemented in 2002 pursuant to the BBA. Under the IRF PPS, reimbursement is paid at a predetermined per-discharge rate. To determine that rate, CMS classifies patients into case mix groups based on their clinical characteristics and expected resource needs. IRFs must assign each patient to one of these groups, and separate payment rates are calculated for each group. The IRF PPS case mix group payment rates are calculated to cover all operating and capital costs that an IRF is expected to incur while furnishing that group's covered inpatient rehabilitation services. Capital costs are not facility-specific. Effective October 1, 2011, CMS adopted a final rule that updated Medicare IRF PPS rates, which it estimated would result in an aggregate net increase of 2% in IRF Medicare payments in federal fiscal year 2012. The rule adjusts the aggregate rates by a rebased market basket increase of approximately 2.9% to account for inflation, reduced by an automatic 0.1% and by a productivity adjustment of 1.0%, both pursuant to the ACA, and increased by 0.4% due to an update in the outlier threshold for high cost cases to maintain estimated outlier payments at 3% of total estimated IRF payments. The rule also contains new wage indices and Low Income Patient percentages, which are used to adjust the payment rates for individual facilities. In addition, the rule established a new quality reporting program to begin in 2014 that provides for a 2% reduction in the annual market basket update for facilities that fail to report required quality data to the Secretary of HHS. On July 30, 2012, CMS published a notice regarding IRF PPS rates for federal fiscal year 2013. New rates effective October 1, 2012 are expected to result in a 2.1% increase in aggregate IRF PPS payments for federal fiscal year 2013. Because the calculation of Medicare rate adjustments applicable at our tenants' IRFs is complex and dependent on patient case mix, we cannot predict the final impact of the Medicare IRF rate adjustments on our tenants' ability to pay their rent or our profitability.

  •
  The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. Subsequent laws temporarily extended the Medicare outpatient therapy cap exception process through December 31, 2013. Without further extensions, the expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our tenants' outpatient therapy revenues in 2014.

  •
  The DRA increased the "look-back" period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. This increased "look-back" period effectively places an additional burden on our tenants and managers to collect charges directly from their residents and their transferees.

  •
  Our tenants' Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates are expected to remain fixed at the 2012 level throughout 2013. Any future cuts to the MPFS would likely result in a reduction to our tenants' Medicare Part B rates for outpatient therapy services and would be materially adverse to their ability to pay us rent.

  •
  The Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which is expected to reduce Medicare payment rates by up to 2% starting in March 2013. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the financial impact on us and our tenants of the automatic payment cuts beginning in 2013; however, such impact may be adverse and material to our tenants' ability to pay rent to us and on the value of our properties.

  •
  The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California was the only state to implement the CFC Option in fiscal year 2012, but at least six other states have reported that they plan to implement it in 2013. We are unable to predict the effect of the implementation of the CFC Option and other similar programs.

  •
  The ACA extended and expanded eligibility for a program to award competitive grants to states for demonstration projects to provide home and community based long term care services to qualified individuals relocated from SNFs, providing certain increased federal medical assistance for each qualifying beneficiary. States are also permitted to include home and community based services as optional services under their Medicaid state plans, and states opting to do so may establish more stringent needs based criteria for nursing home services than for home and community based services. The ACA also expanded the services that states may provide and limited their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services. Changes under the ACA that have resulted, or will result, in reduced payments for services, or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs, could adversely and materially affect the ability of our tenants to pay rent to us, the profitability of our Managed Communities and the values of our properties.

  •
  CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program. One such standard is known as the "60% Rule." As amended by the Medicare, Medicaid and the SCHIP Extension Act of 2007, the 60% Rule provides that, to be considered an IRF and receive reimbursement under the IRF PPS, at least 60% of a facility's total inpatient population must receive the facility's services for treatment of at least one of 13 designated medical conditions. To comply with the 60% Rule and maintain revenue levels, many IRFs have reduced the number of non-qualifying patients treated and replaced them with qualifying patients, established other sources of revenue or both. We believe that our tenants' IRFs have been and are operating in compliance with the 60% Rule. However, the Obama Administration has proposed in the past, and may propose in the future, changing the 60% Rule to a greater percentage, such that a higher percentage of a facility's population would have to receive services for treatment of one of several designated conditions. If the percentage were increased, our tenants' ability to maintain compliance with this rule would become more difficult. If a tenant is unable to maintain compliance with this rule, or if it were determined by retroactive audit not to have complied, such tenant's Medicare rates at these hospitals could be materially adversely affected. In addition, a tenant could be required to repay Medicare funds previously received, and the amount of such repayments could be material.

  •
  Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced such rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. Despite these freezes, Medicaid enrollment is projected to increase at an average annual rate of 4.7%, representing a $619 billion increase in Medicaid expenditures through 2020, due to the expansion in Medicaid eligibility under the ACA beginning in 2014. We expect that the ending of these temporary payments, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers like some of our tenants as a part of an effort to balance their budgets.

        We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on those of our tenants that derive a portion of their revenues from Medicare, Medicaid and other governmental programs, or those of our managers that provide management services to such tenants. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of affected Managed Communities and the values of our properties.

        Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1 million. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's ability to investigate allegations of wrongdoing or fraud at SNFs. In addition, the ACA requires all states to terminate the Medicaid participation of any fraudulent provider that has been terminated under Medicare or any other Medicaid state plan. HHS estimates that these fraud prevention and audit efforts will reduce Medicare payments by $2.1 billion over the next five years. Our tenants and managers expend significant resources to comply with these laws and regulations, and any findings of noncompliance by governmental authorities may have a material and adverse effect on their ability to pay rent to us.

        Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our tenants and our managers that are "covered entities" or "business associates" within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which will be effective on March 26, 2013 and requires compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, "covered entities" must make certain modifications to any business associate agreements that they have in place with their "business associates" within the meaning of HIPAA. In addition, the Omnibus Rule requires "covered entities" to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modifies the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with applicable federal and state standards.

        We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. Although we do not believe that the costs to comply with these laws will have a material adverse effect on us directly, those costs may adversely affect the profitability of our Managed Communities and the ability of our tenants to pay their rent to us. If we or any of our tenants or managers were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our Managed Communities and the values of our properties. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of the affected property may decline materially.

        Federal, state and local agencies regulate our MOB tenants that provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Our tenants must comply with the ADA and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those statutes. The obligation to comply with the ADA and similar laws is an ongoing obligation, and our tenants expend significant resources to comply with such laws.

        Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents.

        The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us.

Competition.

        Investing in senior living facilities, wellness centers, MOBs and other real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Many of our competitors have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, our affiliation with RMR, the quality of our assets and the financial strength of many of our tenants and operators affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

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

Environmental and Climate Change Matters.

        Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. We reviewed environmental conditions surveys of the properties we own prior to their purchase. Based upon those surveys we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition and results of operations.

        The current political debate about world climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not currently expect the direct impact of these increases to be material to our results of operations, because we expect the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

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

Segment Reporting.

        As of December 31, 2012, we have three operating segments. The first operating segment includes short term and long term residential care communities that offer dining for residents. Properties in this segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities. Five Star began managing our Managed Communities for our account in June 2011. The second operating segment includes properties where medical related activities occur but where residential overnight stays and dining services are not provided. Properties in this segment include MOBs. The third operating segment includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment. See our consolidated financial statements included in "Exhibits and Financial

Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

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

  •
  a person who has a functional currency other than the United States dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership are urged to consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1999. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2012 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by tax counsel.

        Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

        If we fail to qualify or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of TRSs as discussed below,  Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retains the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (2)
  join with us in making a TRS election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which the subsidiary's TRS election is reported as being in effect, and we believe that the same will be true for any TRS that we later form or acquire.

        We have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This intended TRS manages and operates independent living facilities for us, and in the future may operate additional independent living facilities for us. In that role, the intended TRS provides amenities and services to our tenants, the independent living residents; for the duration of our ownership of these independent living facilities, there have not been, and are not expected to be, assisted living or skilled nursing residents at these facilities, and neither we nor the intended TRS have provided or expect to provide health care services at these facilities or elsewhere. Although the law is unclear on this point, and in fact a close read of the statute and legislative history might suggest otherwise, IRS private letter rulings conclude and imply that the management and operation of independent living facilities do not constitute operating or managing a health care facility such that TRS status is precluded, provided that there are no assisted living or skilled nursing residents in the facilities and provided further that neither the REIT nor the intended TRS provide health care services. Although IRS private letter rulings do not generally constitute binding precedent, they do represent the reasoned, considered judgment of the IRS and thus provide insight into how the IRS applies and interprets the federal income tax laws. Based on these IRS private letter rulings, our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates pure independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.

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

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

        As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facility's residents, who are our tenants. We may from time to time in the future acquire additional properties to be managed and operated in this manner. Our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services. Accordingly, we expect that the rents we receive from these facilities' independent living residents will qualify as rents from real property because services and amenities to them are provided through a TRS. If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the amount by which we failed the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a TRS are exempted from these 5% and 10% asset tests.

  •
  No more than 25% (for our 2008 taxable year and earlier, 20%) of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

        Our Relationships with Five Star.    On December 31, 2001, we and CWH spun off substantially all of our Five Star common shares. In August 2009, we closed a mortgage financing with the Federal

National Mortgage Association, or FNMA, and in connection with the FNMA transaction, we realigned our leases with Five Star. Pursuant to the terms of the realignment agreement, we also purchased 3,200,000 common shares from Five Star, which, when aggregated with our prior ownership of Five Star common shares, then represented approximately 9% of the total common shares of Five Star outstanding (approximately 8.8% as of December 31, 2012, including the 1,000,000 shares of Five Star common stock we purchased from the underwriters in Five Star's public equity offering of June 2011), determined after this new issuance. Our leases with Five Star, Five Star's charter, the transaction agreement governing the 2001 spin off, and the realignment agreement collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

        In lease transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be "qualified health care properties" within the meaning of Section 856(e)(6)(D)(i) of the IRC. Qualified health care properties are defined as health care facilities and other properties necessary or incidental to the use of a health care facility.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of our corporate acquisitions, we succeeded to the undistributed earnings and profits, if any, of the acquired and then disregarded corporate entities. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of any sale-leaseback arrangements, the IRS could assert that we realized or will realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds or exceeded the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will or did not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds such income thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for dividends generally apply to:

  (1)
  long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from C corporations such as TRSs; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

        If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

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

        For taxable years beginning after December 31, 2012, U.S. shareholders who are individuals, estates or trusts are generally required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. For unmarried individuals, estates and trusts, the threshold is $200,000; for married individuals filing jointly, the threshold is $250,000; and for married individuals filing separately, the threshold is $125,000.

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

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not become a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

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

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to Treasury regulations, such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2017. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The United States Department of Labor has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

  •
  any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

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

        As of December 31, 2012, Five Star pays approximately 44.2% of our total annualized rental income and operates approximately 60.5% of our total assets, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to a $35.0 million revolving line of credit maturing in March 2013 and a $150.0 million revolving credit facility maturing in April 2015, Five Star has limited resources and substantial lease obligations to us and others. Five Star's business is subject to a number of risks, including the following:

  •
  Five Star has high operating leverage. A small percentage decline in Five Star's revenue or increase in Five Star's expenses could have a material negative impact on Five Star's operating results;

  •
  Medicare and Medicaid payments account for some of Five Star's total revenues. A reduction in these payment rates or a failure of these payment rates to match Five Star's cost increases may materially and adversely affect Five Star;

  •
  Current general economic conditions may adversely affect Five Star's operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, recent housing price declines may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star's communities and therefore reducing Five Star's occupancies, revenues and operating income;

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

        If Five Star's operations are unprofitable, Five Star may default in its rent obligations to us or we may realize reduced income from our Managed Communities. Additionally, if Five Star were to fail to provide quality services, our income from these properties may be adversely affected. Further if we were required to replace Five Star as our tenant or manager, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increases in labor costs at our Managed Communities may have a material adverse effect on us.

        Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by communities leased to our TRSs. Five Star, our manager of these communities, competes with other operators of senior living communities and rehabilitation hospitals to attract and retain qualified personnel responsible for the day to day operations of each of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require Five Star to increase the wages and benefits offered to its employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, Five Star may have to compete with numerous other employers for lesser skilled workers. As we lease additional communities to our TRSs, Five Star, our manager of these communities, may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. Although Five Star has determined its self insurance reserves with guidance from third party professionals, its reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings at our Managed Communities. We cannot assure that labor costs at our Managed Communities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by Five Star to control labor costs or to pass on any such increased labor costs to residents through rate increases at our Managed Communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our Managed Communities.

        State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our Managed Communities allow residents to terminate their agreements on 30 days' notice. Thus, Five Star may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our Managed Communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our Managed Communities makes the resident turnover rate in these senior living communities difficult to predict.

Some of our tenants and managers are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

        In some states, advocacy groups monitor the quality of care at SNFs and assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by SNF patients, assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants and managers. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our tenants and managers to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our tenants and managers to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants and managers to become unable to pay rents due to us.

The failure of our tenants or our managers to comply with laws relating to the operation of our tenants' and managers' communities may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our Managed Communities and the values of our properties.

        We and our tenants and managers are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicaid and SNFs; federal and state laws affecting hospitals, clinics, and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our tenants and managers expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants' ability to pay their rent, the profitability of affected Managed Communities and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our Managed Communities and the values of our properties.

        We and our tenants and managers are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and PHI. Under HIPAA, we and are tenants and managers are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our tenants or managers fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

The operations of some of our communities are dependent upon payments from the Medicare and Medicaid programs.

        As of December 31, 2012, approximately 93% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 7% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements. Operations at most Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents, but operations at certain of these properties do not. Even at properties where less than a majority of the revenues come from Medicare or Medicaid payments, a reduction in such payments can materially adversely affect profits or result in losses to our tenants. With the background of the current federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our Managed Communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings and policy interpretations, and payment delays, all of which could have a material adverse effect on the ability of our tenants to pay rent to us and on the profitability of our Managed Communities.

        Pursuant to the Budget Control Act of 2011, the federal budget has included automatic spending reductions due to take effect in March 2013, including reductions of up to 2% to Medicare providers. The impact of these automatic payment cuts may be materially adverse to our tenants' and our operations.

Provisions of the ACA could adversely affect us or our tenants and managers.

        The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Provisions of the ACA include multiple reductions to the annual market basket updates for inflation that may result in SNF and IRF Medicare payment rates being less than for the preceding fiscal year. We are unable to predict how the continued Medicare rate reductions under the ACA will affect our tenants' and our managers'

future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations.

        The ACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our tenants' ability to pay rent to us, the profitability of our Managed Communities and the values of our properties. The ACA includes other changes that may affect us, our tenants and our managers, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value-based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician, SNF and IRF services, provided during an episode of care. Changes to be implemented under the ACA resulting in reduced payments for services or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs could adversely and materially affect the ability of our tenants to pay rent to us, the profitability of certain of our Managed Communities and the values of our properties.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete.

        The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in a decrease in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to pay rent to us.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating properties, we do not manage our senior living communities. Instead, we lease our communities to operating companies or to our subsidiaries that qualify as a TRS under applicable REIT tax laws. We have retained Five Star to manage communities that are leased to our TRSs. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our tenants' and managers' performances, we have limited recourse under our leases and management agreements if we believe that the tenants or managers are not performing adequately. Failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our tenants have in the past made, and may in the future make, decisions regarding competing properties that are not or would not be in our best interests.

Five Star may not be able to profitably operate the two rehabilitation hospitals that we own.

        We lease two rehabilitation hospitals to Five Star. Medicare pays a significant amount of revenues at these rehabilitation hospitals. Pursuant to the 60% Rule, at least 60% of an IRF's total inpatient population must require intensive rehabilitation services associated with treatment of at least one of thirteen designated medical conditions in order for the facility to be classified as an IRF by the Medicare program. If Five Star were unable to remain in compliance with the 60% Rule, or CMS determined that it were non-compliant in a prior year, these hospitals could be subject to Medicare reclassification as a different type of provider. As a result of this, Five Star could receive lower Medicare payment rates retroactively or prospectively, and such reductions could materially and adversely affect Five Star's ability to pay rent to us. In addition, if Congress were to raise the 60% Rule to a higher percentage, as the Obama Administration has proposed in the past and may propose in the future, it would be more difficult for Five Star to maintain its compliance with the rule. Further, retroactive audits of Medicare claims submitted by IRFs and other providers are expanding, and CMS is recouping amounts paid for services determined by auditors not to have been medically necessary or not to meet Medicare criteria for coverage as billed. If Five Star's rehabilitation hospitals were required to make substantial retroactive repayments to Medicare, its ability to pay rent to us could be materially and adversely affected.

Risks Related to Our Business

If the ongoing weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living communities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. From 2008 through 2012, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior living properties specifically, experienced declines in occupancy, revenues and profitability in 2012 that are expected to continue into 2013 and potentially beyond 2013. For example, the continuing challenging housing market has appeared to restrict the ability or willingness of seniors to sell their houses, resulting in some seniors not relocating to our senior living properties, discretionary medical expenditures are often deferred during weak economic periods causing some of our MOB tenants to reduce their space needs and the operations at our wellness centers may be adversely impacted by deteriorating economic conditions if consumers reduce discretionary spending for wellness activities. If the ongoing economic weakness in the United States continues or worsens, our operating and financial results likely will decline.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates are currently at historically low levels and may increase. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

  •
  Amounts outstanding under our revolving credit facility bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, ability to pay principal and interest on debt, cost of refinancing debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Further, increased interest rates may effectively increase the cost of properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

  •
  We expect to make regular distributions to our shareholders. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Our properties and their operations are subject to extensive regulations.

        Various governmental authorities mandate certain physical characteristics of senior housing properties, hospitals, clinics, other health care communities and biotech laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants' financial resources may be insufficient to satisfy their increased rental payments to us.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, hospitals and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The ACA also facilitates the Department of Justice's ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and managers receive notices of potential sanctions from time to time, and governmental authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CON, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

        Various laws administered by the FDA and other agencies regulate the operations of our tenants that operate biotech laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer's failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotech laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotech laboratory tenants to pay rent to us.

Our acquisitions may not be successful.

        An element of our business plan involves the acquisition of additional properties. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

We face significant competition and we may be unable to profit from our Managed Communities.

        We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we have.

        In addition, our leased properties, particularly our MOBs, face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge.

        Furthermore, as the owner and manager of our Managed Communities, our TRSs and Five Star compete with numerous other companies that provide senior living and rehabilitation hospital services, including home healthcare companies and other real estate based service providers. Although some states require certificates of need to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. We cannot assure that our TRSs and Five Star will be able to attract a sufficient number of residents to our Managed Communities or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our Managed Communities to compete successfully or to operate profitably.

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

        Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of publicly traded and private REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in our business, some of which are larger and have a lower cost of capital than we do. In the past, periods of economic recession in the economy generally have sometimes caused some investors to focus on healthcare and healthcare real estate investments because some investors believe these types of investments may be less affected by general economic circumstances than most other investments. These developments could result in increased competition for investments, fewer investment opportunities available to us and lower spreads over our cost of our capital, all of which would limit our ability to grow our business and improve our financial results.

Competition from new communities may adversely affect some of our communities.

        Until recently, a large number of new assisted living properties were being developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required lesser amounts of care. Historically, state requirements of obtaining certificates of need to develop new properties have somewhat protected nursing homes from competition; however, many states are eliminating these barriers. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living communities or other elderly care alternatives, such as home healthcare, expand their businesses. Each of our tenants of our senior living communities faces similar risks. These competition risks may prevent our tenants and managers from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases and adversely affect the profitability of our Managed Communities.

When we renew leases or lease to new tenants of our MOBs our rents may decline and our expenses may increase and changes in tenants' requirements for leased MOB space may adversely affect us.

        When we renew leases or lease to new tenants of our MOBs we may receive less rent than we currently receive from existing tenants at our MOBs. Market conditions may require us to lower our rents to retain tenants at our MOBs. When we lease to new tenants or renew leases for our MOBs we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases for our MOBs are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. MOB tenants have been generally increasingly seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

Our failure or inability to meet certain terms of our revolving credit facility agreement would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility agreement at a time when borrowed amounts are outstanding, our lenders may demand immediate payment, and if we default under our revolving credit facility, our lenders may elect to not make further borrowings available to us. Any default under our revolving credit facility agreement would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline and may prevent our making distributions to our shareholders.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility agreement.

Ownership of real estate is subject to environmental and climate change risks.

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        We believe any asbestos in our properties is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

Real estate ownership creates risks and liabilities.

        In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

  •
  the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  the subjectivity of real estate valuations and changes in such valuations over time;

  •
  property and casualty losses;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the ADA;

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

  •
  litigation incidental to our business.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2012, we had $2.0 billion in debt outstanding, which was 43.1% of our total book capitalization. Our note indenture and revolving credit facility agreement permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants, residents and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material affect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with RMR and Five Star

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete new acquisitions for us and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including four other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment opportunities to present to us or to other businesses it manages. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR. We have also agreed with RMR to first offer any property that we determine to sell and that is within the principal investment focus of another REIT managed by RMR to such REIT prior to entering into any sale or other disposition arrangement with respect to such property.

        RMR also acts as the manager for four other NYSE-listed REITs: CWH, which primarily owns and operates commercial office and industrial buildings; HPT, which owns hotels and travel centers; GOV, which owns properties that are majority leased to government tenants; and SIR, a majority owned subsidiary of CWH which is focused on owning and investing in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including Five Star, our largest tenant, TA, which operates and franchises travel centers, and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us, Five Star and CWH may create potential conflicts of interest, or the appearance of such conflicts of interest. Our transaction agreements with Five Star and CWH have restrictions on our right to make investments in properties that are within the investment focus of those other businesses. In addition, we participate with RMR, GOV, HPT, CWH, SIR, Five Star and TA in a combined insurance program through AIC, an Indiana insurance company. Along with RMR, GOV, HPT, CWH, SIR, Five Star and TA, we have invested in AIC, and all of our Trustees are directors of AIC.

        Barry M. Portnoy is Chairman and an employee of RMR, and Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also executive officers of RMR, and David J. Hegarty, our President and Chief Operating Officer, is also a director of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management agreements with RMR were negotiated between related parties and may not be as favorable to us as they would have been if negotiated between unrelated parties.

        We pay RMR fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value of those investments, the gross rents we collect from tenants and the cost of construction we incur at our properties which is supervised by RMR, plus an incentive fee based upon certain increases in our funds from operations, or FFO, per share (as defined in our management agreements with RMR). See "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unrelated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become a self managed company or if we contract with unrelated third parties. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, Five Star, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and Adam D. Portnoy and RMR's affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a managing director of Five Star. RMR provides management services to both us and Five Star. As of December 31, 2012, our leases with Five Star accounted for 44.2% of our annual rents. As of December 31, 2012, Five Star also managed 39 senior living communities which are leased to our TRS. In the future, we expect to do additional business with Five Star. We believe that our current leases, management contracts and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to us. Our transactions with Five Star have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, Five Star and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our declaration of trust prohibits any shareholder other than CWH, RMR and their affiliates from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees" as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized common shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our common shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our common shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies or a change in our control.

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

        Our declaration of trust and indemnity agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with Five Star, CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration.

        Our contracts with Five Star, CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against Five Star, CWH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

        Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

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

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify as a REIT or be subject to significant penalty taxes.

        We lease certain of our properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm's length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income testing failures, in such cases significant penalty taxes can be imposed.

        For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:

  •
  our TRSs may not directly or indirectly operate or manage a health care facility, as defined by the IRC;

  •
  the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings, or other types of arrangements;

  •
  the leased properties must constitute qualified health care properties (including necessary or incidental property) under the IRC;

  •
  the leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified health care properties for persons unrelated to us; and

  •
  the rental and other terms of the leases must be arm's length.

        There can be no assurance that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with applicable REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as intended, we may fail to qualify as a REIT or be subject to significant penalty taxes.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility agreement and our note indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility agreement), tax law requirements to maintain our status as a REIT and restrictions under Maryland law.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Most of our subsidiaries have guaranteed our revolving credit facility but none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2012, our subsidiaries had $719.0 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. We cannot assure that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the senior living industry generally.

Rating agency downgrades may increase our cost of capital.

        Our notes and certain other obligations are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our notes or certain other obligations at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility agreement.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2012, we had real estate investments totaling $5.2 billion, at undepreciated cost, after impairment write downs, in 392 properties. At December 31, 2012, 58 properties with an aggregate cost of $1.2 billion and an aggregate carrying value of $1.0 billion were mortgaged or subject to capital lease obligations with an aggregate principal balance of $719.0 million.

        The following table summarizes some information about our properties as of December 31, 2012. All dollar amounts are in thousands:

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Net Book Value
Alabama	6	$40,400	$35,635
Arizona	10	124,146	90,953
California	25	627,677	553,465
Colorado	12	68,662	51,407
Connecticut	2	9,467	9,045
Delaware	6	90,792	69,724
Florida	30	602,356	498,542
Georgia	20	206,538	187,195
Hawaii	1	66,818	66,123
Idaho	2	15,328	15,151
Illinois	7	112,886	92,719
Indiana	12	140,555	123,442
Iowa	6	14,286	8,115
Kansas	4	57,964	46,105
Kentucky	9	95,422	66,162
Maryland	15	305,587	263,616
Massachusetts	22	267,591	226,754
Michigan	5	16,836	12,635
Minnesota	8	102,008	92,912
Mississippi	2	13,085	11,133
Missouri	2	14,174	13,020
Nebraska	13	61,909	50,141
Nevada	1	52,356	50,925
New Hampshire	1	23,659	22,599
New Jersey	4	109,201	93,323
New Mexico	10	108,211	94,688
New York	7	202,357	194,345
North Carolina	13	146,996	136,002
Ohio	4	47,791	35,505
Oklahoma	4	28,338	26,128
Pennsylvania	22	188,831	154,296
Rhode Island	1	10,598	9,454
South Carolina	21	160,591	146,321
South Dakota	3	7,589	3,743
Tennessee	12	69,286	59,349
Texas	24	412,095	347,352
Virginia	19	209,624	166,056
Washington	2	14,964	12,231
Washington, D.C.	2	63,503	60,022
Wisconsin	21	264,573	231,944
Wyoming	2	8,257	4,127

Total	392	$5,183,307	$4,432,404

        Of the properties listed above, 260 are senior living communities, two are rehabilitation hospitals, 120 are MOBs and 10 are wellness centers.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2011
First Quarter	$24.66	$21.28
Second Quarter	$24.50	$22.55
Third Quarter	$24.64	$19.09
Fourth Quarter	$23.22	$20.17

	High	Low
2012
First Quarter	$23.09	$21.30
Second Quarter	$22.32	$19.83
Third Quarter	$24.70	$21.52
Fourth Quarter	$23.76	$21.29

        The closing price of our common shares on the NYSE on February 15, 2013 was $25.18 per share.

        As of February 15, 2013, there were approximately 2,040 shareholders of record, and we estimate that as of such date there were approximately 111,700 beneficial owners of our common shares.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions per Common Share
	2012	2011
First Quarter	$0.38	$0.37
Second Quarter	$0.38	$0.37
Third Quarter	$0.39	$0.38
Fourth Quarter	$0.39	$0.38

        All common share distributions shown in the table above have been paid, except for the quarterly distribution for the fourth quarter of 2012, which we expect to pay on or about February 20, 2013. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our Board of Trustees and factors that our Board of Trustees consider in making distribution determinations include our earnings, Normalized FFO, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which they deem relevant.

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

	2012	2011	2010	2009	2008
Income Statement Data:
Rental income	$460,811	$422,166	$340,113	$297,399	$233,436
Residents fees and services(1)	184,031	27,851	—	—	—
Net income(2)(3)	135,884	151,419	116,485	109,715	106,511
Common distributions declared(4)	266,589	232,849	191,387	177,238	153,462
Weighted average shares outstanding	169,176	149,577	128,092	121,863	105,133
Per Common Share Data:
Net income(2)(3)	$0.80	$1.01	$0.91	$0.90	$1.01
Cash distributions declared to common shareholders(4)	1.54	1.50	1.46	1.43	1.40
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$5,183,307	$4,721,591	$3,761,712	$3,317,983	$2,807,256
Total assets	4,748,002	4,383,048	3,392,656	2,987,926	2,496,874
Total indebtedness	2,006,530	1,827,385	1,204,890	1,042,219	730,433
Total shareholders' equity	2,646,568	2,472,606	2,127,977	1,900,650	1,731,358

(1)
We earn our residents fees and services primarily by providing housing and services to our residents. We recognize residents fees and services as services are provided.

(2)
Includes an impairment of assets charge of $3.1 million ($0.02 per share) and loss on early extinguishment of debt of $6.3 million ($0.04 per share) in 2012. Includes an impairment of assets charge of $2.0 million ($0.01 per share) and loss on early extinguishment of debt of $427,000 (less than $0.01 per share) in 2011. Includes an impairment of assets charge of $6.0 million ($0.05 per share) and loss on early extinguishment of debt of $2.4 million ($0.02 per share) in 2010. Includes an impairment of assets charge of $15.5 million ($0.13 per share) in 2009. Includes an impairment of assets charge of $8.4 million ($0.08 per share) in 2008.

(3)
Includes a loss on sale of properties of $101,000 (less than $0.01 per share) in 2012. Includes a gain on sale of properties of $21.3 million ($0.14 per share), $109,000 (less than $0.01 per share), $397,000 (less than $0.01 per share) and $266,000 (less than $0.01 per share) in 2011, 2010, 2009 and 2008, respectively. In May 2012, we entered an agreement with subsidiaries of Sunrise (as defined below) for early terminations of leases for 10 senior living communities, or the 10 Communities, which were previously scheduled to terminate on December 31, 2013; the leases for all of the 10 Communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375,000 (less than $0.01 per share).

(4)
On January 10, 2013, we declared a quarterly distribution of $0.39 per share, or $68.9 million, to be paid to common shareholders of record on January 22, 2013. We expect to pay this distribution on or about February 20, 2013.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

        The following tables present an overview of our portfolio (dollars in thousands, except living unit/bed or square foot data):

(As of December 31, 2012)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Total Investment	Investment per Unit/Bed or Square Foot(2)	2012 NOI(3)	% of 2012 NOI
Facility Type
Independent living(4)	61	15,044		$1,826,284	35.1%	$121,396	$150,585	34.0%
Assisted living(4)	151	11,069		1,283,363	24.8%	$115,942	112,269	25.3%
Nursing homes(4)	48	5,024		207,536	4.0%	$41,309	18,683	4.2%
Rehabilitation hospitals	2	364		75,852	1.5%	$208,385	10,623	2.4%

Subtotal short and long term residential care communities	262	31,501		3,393,035	65.4%	$107,712	292,160	65.9%
MOBs	120	8,450,000	sq. ft.	1,610,255	31.1%	$191	133,663	30.1%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	17,756	4.0%

Total	392			$5,183,307	100.0%		$443,579	100.0%

Tenant/Operator/Managed Properties(8)
Five Star (Lease No. 1)(5)	91	6,731		702,142	13.5%	$104,315	59,930	13.6%
Five Star (Lease No. 2)(5)	53	7,564		744,516	14.4%	$98,429	71,574	16.2%
Five Star (Lease No. 3)(5)	17	3,281		349,788	6.7%	$106,610	34,703	7.8%
Five Star (Lease No. 4)(5)	29	3,335		384,892	7.4%	$115,410	34,692	7.8%

Subtotal Five Star	190	20,911		2,181,338	42.0%	$104,315	200,899	45.4%
Sunrise/Marriott(6)	4	1,619		126,326	2.4%	$78,027	30,820	6.9%
Brookdale	18	894		61,122	1.2%	$68,369	8,939	2.0%
6 private senior living companies (combined)	11	1,470		71,505	1.4%	$48,643	6,290	1.4%
Senior living managed communities(7)	39	6,607		952,744	18.4%	$144,202	45,212	10.2%

Subtotal short and long term residential care communities	262	31,501		3,393,035	65.4%	$107,712	292,160	65.9%
Multi-tenant MOBs	120	8,450,000	sq. ft.	1,610,255	31.1%	$191	133,663	30.1%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	17,756	4.0%

Total	392			$5,183,307	100%		$443,579	100%

Tenant/Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2012	2011	2012	2011
Five Star (Lease No. 1)(5)	1.21x	1.25x	85.1%	84.4%
Five Star (Lease No. 2)(5)	1.22x	1.33x	82.0%	81.5%
Five Star (Lease No. 3)(5)	1.69x	1.76x	89.2%	90.3%
Five Star (Lease No. 4)	1.20x	1.16x	86.3%	83.7%

Subtotal Five Star(6)	1.29x	1.35x	84.8%	84.2%
Sunrise/Marriott	1.88x	1.98x	93.2%	92.7%
Brookdale	2.37x	2.23x	94.0%	92.1%
6 private senior living companies (combined)	2.69x	2.75x	83.3%	84.0%
Senior living managed communities(7)	NA	NA	87.2%	86.8%

Subtotal short and long term residential care communities	1.40x	1.46x	85.9%	85.2%
Multi-tenant MOBs	NA	NA	93.3%	95.9%
Wellness centers	2.19x	2.14x	100.0%	100.0%

Total	1.45x	1.50x

(1)
Amounts are before depreciation, but after impairment write downs, if any.

(2)
Represents investment carrying value divided by the number of living units, beds or leased square feet at December 31, 2012.

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

(6)
Marriott International, Inc., or Marriott, guarantees the lessee's obligations under these leases. In December 2011, Sunrise extended the leases to December 31, 2018 for these senior living communities. Rent coverage and occupancy includes data for the four senior living communities whose leases were extended to December 31, 2018.

(7)
These 39 senior living communities, including 29 communities that we acquired since June 2011 and the 10 Communities formerly leased to Sunrise, are leased to our TRSs and managed by Five Star. In May 2012, we entered an agreement with Sunrise for early terminations of leases for 10 Communities that were leased to Sunrise through December 31, 2013; the leases for all of the 10 Communities were terminated prior to December 31, 2012, and the operations of these 10 Communities were transferred to our TRS and Five Star management. The occupancy for the twelve month period ended or, if shorter, from the date of acquisitions through December 31, 2012 was 87.4%.

(8)
Operating data for multi-tenant MOBs are presented as of December 31, 2012 and 2011; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2012 and September 30, 2011, or the most recent prior period for which tenant and manager operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, divided by rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

        We have three operating segments, of which two are reportable operating segments. The two reportable operating segments are: (i) short term and long term residential care communities that offer dining for residents and (ii) MOBs. Properties in the short term and long term residential care communities segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities. Five Star began managing our Managed Communities for our account in June 2011. Properties in the MOB segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants. We earn rental income revenues from tenants of our MOBs. We refer to our third operating segment as "All Other Operations", which includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

Short and Long Term Residential Care Communities.

        The following chart presents a summary of our triple-net senior living property leases as of December 31, 2012 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Units/Beds	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	91	6,731	$702,142	$593,154	$60,214	12/31/2024	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	53	7,564	744,516	560,605	72,253	6/30/2026	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	17	3,281	349,788	260,274	35,146	12/31/2028	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)(4)	29	3,335	384,892	310,009	34,961	4/30/2017	2 for 15 years each.
Sunrise/Marriott International, Inc.(5)	4	1,619	126,326	73,501	14,479	12/31/2018	3 for 5 years each.
Brookdale Senior Living, Inc.	18	894	61,122	45,575	8,939	12/31/2017	2 for 15 years each.
Stellar Senior Living, LLC	4	511	35,418	35,022	2,951	7/31/2027	2 for 10 years each.
ABE Briarwood Corp.	1	140	15,598	5,369	937	12/31/2015	None.
HealthQuest, Inc.	3	361	7,589	3,743	1,424	6/30/2021	1 for 10 years.
Covenant Care, LLC	1	180	3,503	1,890	1,172	9/30/2015	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,566	930	12/31/2015	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,526	599	6/30/2019	1 for 10 years.

Totals	223	24,894	$2,440,291	$1,894,234	$234,005

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2012. Includes percentage rent totaling $10.9 million based on increases in gross revenues at certain properties.

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

        Five Star Quality Care, Inc.    We lease 188 senior living communities and two rehabilitation hospitals to Five Star for annual rent of $202.6 million, including percentage rent based on increases in gross revenues at certain properties ($4.9 million in 2012). Five Star is a public company listed on the NYSE which was our subsidiary until it was distributed to our shareholders in 2001. Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. For the year ended December 31, 2012, Five Star paid percentage rent equal to 4% of the increase in gross revenues at 175 of the 188 senior living communities over base year gross revenues as specified in the lease terms and pays no percentage rent at the two rehabilitation hospitals. In August 2012, we realigned our leases with Five Star as a result of our prepayment of approximately $199.2 million of the outstanding principal balance of our FNMA secured term loan and the release of 11 of the 28 properties securing this loan from the FNMA mortgages.

        Lease No. 1 (comprised of four separate leases) expires in 2024 and includes 91 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which 13 secure mortgage debt payable to third parties. At December 31, 2012, the annual rent for Lease No. 1 was $60.2 million, including percentage rent of $1.4 million.

        Lease No. 2 expires in 2026 and includes 53 communities including independent living communities, assisted living communities, skilled nursing facilities and two rehabilitation hospitals. At December 31, 2012, the annual rent for Lease No. 2 was $72.3 million, including percentage rent of $1.8 million.

        Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities, all of which secure mortgage debt payable to FNMA. At December 31, 2012, the annual rent for Lease No. 3 was $35.1 million, including percentage rent of $1.2 million.

        Lease No. 4 (comprised of three separate leases) expires in 2017 and includes 29 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which one secures mortgage debt payable to a third party. At December 31, 2012, the annual rent for Lease No. 4 was $35.0 million, including percentage rent of $491,000.

        For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see "Risk Factors—Risks Related to Our Relationships with RMR and Five Star" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

        Sunrise Senior Living, Inc.    At December 31, 2012, we leased 4 communities to subsidiaries of Sunrise Senior Living Inc., or SSL, that until 2003 were owned by Marriott. These communities are leased through 2018. In January 2013, SSL was acquired by Health Care REIT Inc. and the management company business of SSL was sold to a separate acquirer. References to Sunrise in this Annual Report include SSL prior to its acquisition and to the management company business of SSL following the acquisition of SSL. At December 31, 2012, the annual rent for this lease was $14.5 million, including percentage rent of $1.9 million based on increases in gross revenues at these communities. Marriott guarantees the rent due to us for these 4 communities. We previously leased an additional 10 Communities to Sunrise. At year end 2011, we learned that Sunrise was unable to provide a continuing Marriott guarantee for the leases for these 10 Communities beyond the then current lease expiration of December 31, 2013 and that Sunrise would therefore be unable to extend the leases for these 10 Communities. In May 2012, we entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise and Five Star related to 10 Communities that we were then leasing to Sunrise. The Operations Transfer Agreement provides that we and Sunrise would accelerate the December 31, 2013 termination date of these Sunrise leases, that we would lease the 10 Communities to our TRS and that Five Star would manage the communities pursuant to long term management agreements. The leases for all of the 10 Communities were terminated prior to

December 31, 2012, and we entered into management agreements with Five Star with respect to these 10 Communities.

        Brookdale Senior Living, Inc.    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, until 2017. At December 31, 2012, the annual rent for this lease was $8.9 million per year, including percentage rent of $1.9 million based on increases in gross revenues at these communities. Residents pay a large majority of the revenues at these communities from their private resources. Brookdale guarantees this rent to us.

        Stellar Senior Living, LLC.    We lease four communities, including independent and assisted living units, to subsidiaries of Stellar Senior Living, LLC, or Stellar, until 2027. At December 31, 2012, the annual rent for this lease was $3.0 million per year. Recognition of percentage rent, based on increases in gross revenues at these communities, will commence in 2014. Residents pay a large majority of the revenues at these communities from their private resources. Stellar is owned by a former officer of Five Star and of RMR and he personally has guaranteed Stellar's rent due to us.

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

        HealthQuest, Inc.    We lease two skilled nursing facilities and one independent living community located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2021. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is approximately $1.4 million per year and will increase at agreed upon times during the lease term.

        Covenant Care, LLC.    We lease one skilled nursing facility in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.2 million of annual rent until 2015. The rent is scheduled to increase at agreed upon times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

        Evergreen Washington Healthcare, LLC.    We lease one skilled nursing facility in Seattle, WA to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2015. The rent payable to us is approximately $930,000 per year and will increase at agreed upon times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and its lease obligations are secured by a security deposit of $385,000.

        The MacIntosh Company.    We lease one skilled nursing facility in Grove City, OH to The MacIntosh Company for $599,000 per year until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

        We also lease 39 senior living managed communities with 6,607 living units, including 29 communities that we acquired since June 2011, and the 10 Communities formerly leased to Sunrise, to our TRSs. These 39 communities are all managed by Five Star under long term agreements. These communities had an undepreciated carrying value of $952.7 million and a net book value of $850.9 million at December 31, 2012. We derive our revenues at these Managed Communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our Managed Communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2012. With the exception of the management agreement for a senior living community in New York, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with the management agreements, we and Five Star have entered into three pooling agreements: two pooling agreements which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. In connection with entering into the second AL Pooling Agreement, we and Five Star amended and restated the initial AL Pooling Agreement so that it includes only the management agreements for 20 identified communities. The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described above). We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement combines the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return of our invested capital and Five Star's incentive fees.

Properties Leased to Medical Providers, Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

        At December 31, 2012, we owned 120 multi-tenant MOBs located in 24 states and Washington, D.C. These properties range in size from 1,700 to 256,000 square feet and have a total of 8.5 million square feet. Leases at these properties have current terms expiring between 2013 and 2034, plus renewal options in some cases. The annual rent payable to us by tenants of these 120 MOBs is $206.4 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

        During the year ended December 31, 2012, we entered into MOB lease renewals for 534,573 square feet and new leases for 100,928 square feet, at weighted average rental rates that were 2.0% above rents previously charged for the same space. These leases produce average net rent of $23.89 per square foot. Average lease terms for leases entered into during 2012 were 5.3 years. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during 2012 totaled $6.6 million, or $10.38 per square foot on average (approximately $1.96 per square foot per year of the lease term).

        The following chart presents a summary of our MOB properties by state as of December 31, 2012 (dollars in thousands):

State	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)
Arizona	2	222,771	$18,519	$17,976	$3,065	1.5%
California	9	820,743	389,436	369,828	44,166	21.3%
Colorado	3	77,113	17,057	16,825	2,787	1.3%
Connecticut	2	96,962	9,467	9,045	1,097	0.5%
Florida	8	257,492	42,812	41,175	4,656	2.3%
Georgia	5	325,544	56,950	55,105	7,244	3.5%
Hawaii	1	203,447	66,818	66,123	8,505	4.1%
Illinois	3	262,836	39,663	38,417	6,524	3.2%
Indiana	1	94,238	16,218	15,829	2,471	1.2%
Maryland	2	133,976	22,148	21,475	3,291	1.6%
Massachusetts	19	864,198	159,461	148,592	20,844	10.1%
Minnesota	5	375,497	46,177	44,828	7,037	3.4%
New Hampshire	1	210,879	23,659	22,599	2,857	1.4%
New Mexico	6	615,584	44,373	42,587	7,293	3.5%
New York	6	597,174	103,085	95,999	17,210	8.3%
Ohio	2	232,016	5,671	5,483	967	0.5%
Oklahoma	4	210,348	28,338	26,128	2,814	1.4%
Pennsylvania	9	833,898	72,481	68,730	9,415	4.6%
Rhode Island	1	62,000	10,598	9,454	1,428	0.7%
South Carolina	3	218,773	15,597	15,030	3,001	1.5%
Tennessee	1	33,796	7,565	7,553	979	0.5%
Texas	10	620,073	139,988	130,894	16,168	7.8%
Virginia	5	226,933	41,671	38,689	5,243	2.5%
Washington, D.C.	2	210,565	63,503	60,022	10,491	5.1%
Wisconsin	10	643,499	169,000	156,197	16,896	8.2%

Totals	120	8,450,355	$1,610,255	$1,524,583	$206,449	100.0%

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2012, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

        The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2012 (dollars in thousands):

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)	Lease Expiration
Aurora Health Care, Inc.	643,499	8.2%	$16,896	8.2%	2024
The Scripps Research Institute	164,091	2.1%	10,261	5.0%	2019
Cedars-Sinai Medical Center	113,696	1.4%	9,351	4.5%	2013 - 2017
Reliant Medical Group, Inc.	362,427	4.6%	7,661	3.7%	2019
First Insurance Company of Hawaii	110,050	1.4%	5,023	2.4%	2013 & 2018
Covidien PLC	315,203	4.0%	4,671	2.3%	2017
Abbvie, Inc.	197,976	2.5%	4,487	2.2%	2017
Emory Healthcare, Inc.	221,471	2.8%	4,345	2.1%	2017 - 2021
Boston Children's Hospital	99,063	1.3%	4,314	2.1%	2028
Columbia/HCA/St. David's Health	117,359	1.5%	4,313	2.1%	2015 - 2020
Health Insurance Plan of GNY	121,500	1.5%	3,848	1.9%	2015 & 2034
Presbyterian Healthcare	316,871	4.0%	3,802	1.8%	2014 - 2015
Boston Scientific Corporation	169,668	2.2%	3,577	1.7%	2013
WellPoint, Inc.	210,879	2.7%	2,857	1.4%	2014
Oklahoma City Clinics	210,348	2.7%	2,814	1.4%	2016
Hematology-Oncology Association of NY	65,853	0.8%	2,465	1.2%	2023
Stryker Corporation	122,092	1.5%	2,157	1.0%	2020
Straub Clinic & Hospital	55,910	0.7%	2,123	1.0%	2013
Quest Diagnostics Incorporated	125,959	1.6%	2,066	1.0%	2013 - 2016
All other MOB tenants	4,142,962	52.5%	109,418	53.0%	2013 - 2034

Totals	7,886,877	100.0%	$206,449	100.0%

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2012, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in our "All Other Operations" segment).

        The following chart presents a summary of our wellness center leases as of December 31, 2012 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Starmark Holdings, LLC (Wellbridge)(2)	3	129,500	$32,438	$28,639	$3,015	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1	38,500	11,206	10,379	832	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2	186,000	36,364	33,057	3,139	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	90,578	10,550	8/31/28	6 for 5 years each.

Totals	10	812,000	$180,017	$162,653	$17,536

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2012, including straight line rent adjustments and excluding lease value amortization.

(2)
These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC, or Starmark, under three separate leases.

(3)
These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc., or Lifetime Fitness.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have a current term expiring in 2023 and require aggregate annual rent of $7.0 million, plus consumer price index based increases.

        Life Time Fitness, Inc.    We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness. Life Time Fitness is a publicly traded company listed on the NYSE. This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The aggregate annual rent payable to us averages $10.5 million per year during the lease term.

        The following tables set forth information regarding our lease expirations as of December 31, 2012 (dollars in thousands):

						Cumulative Percentage of Annualized Rental Income Expiring
	Annualized Rental Income(1)(2)				Percent of Total Annualized Rental Income Expiring
Year	Short and Long Term Residential Care Communities(2)	MOBs	Wellness Centers	Total
2013	$—	$21,449	$—	$21,449	4.7%	4.7%
2014	—	23,789	—	23,789	5.2%	9.9%
2015	3,039	20,490	—	23,529	5.1%	15.0%
2016	—	19,123	—	19,123	4.2%	19.2%
2017	43,900	23,337	—	67,237	14.7%	33.9%
2018	14,479	15,039	—	29,518	6.4%	40.3%
2019	599	28,913	—	29,512	6.4%	46.7%
2020	—	11,799	—	11,799	2.6%	49.3%
2021	1,424	4,885	—	6,309	1.4%	50.7%
Thereafter	170,564	37,625	17,536	225,725	49.3%	100.0%

Total	$234,005	$206,449	$17,536	$457,990	100.0%

        Average remaining lease term for all properties (weighted by annualized rental income): 8.7 years

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2012, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)
Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended December 31, 2012, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2013 – 4.2%; 2014 – 4.6%; 2015 – 4.6%, 2016 – 3.7%; 2017 – 13.1%; 2018 – 5.7%; 2019 – 5.7%; 2020 – 2.3%; 2021 – 1.2%; and thereafter – 54.9%.

	Number of Tenants
						Cumulative Percentage of Number of Tenancies Expiring
Year	Short and Long Term Residential Care Communities(1)	MOBs	Wellness Centers	Total	Percent of Total Number of Tenancies Expiring
2013	—	108	—	108	18.3%	18.3%
2014	—	102	—	102	17.2%	35.5%
2015	3	92	—	95	16.0%	51.5%
2016	—	69	—	69	11.7%	63.2%
2017	2	73	—	75	12.7%	75.9%
2018	1	42	—	43	7.3%	83.2%
2019	1	31	—	32	5.4%	88.6%
2020	—	22	—	22	3.7%	92.3%
2021	1	11	—	12	2.0%	94.3%
Thereafter	4	28	2	34	5.7%	100.0%

Total	12	578	2	592	100.0%

(1)
Excludes our TRSs as tenants.

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds(1)			Square Feet
Year	Short and Long Term Residential Care Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2013	—	0.0%	0.0%	885,561	—	885,561	10.2%	10.2%
2014	—	0.0%	0.0%	1,036,806	—	1,036,806	11.9%	22.1%
2015	423	1.7%	1.7%	846,028	—	846,028	9.7%	31.8%
2016	—	0.0%	1.7%	862,395	—	862,395	9.9%	41.7%
2017	4,229	17.0%	18.7%	989,092	—	989,092	11.4%	53.1%
2018	1,619	6.5%	25.2%	417,595	—	417,595	4.8%	57.9%
2019	175	0.7%	25.9%	914,925	—	914,925	10.5%	68.4%
2020	—	0.0%	25.9%	519,671	—	519,671	6.0%	74.4%
2021	361	1.5%	27.4%	187,327	—	187,327	2.3%	76.7%
Thereafter	18,087	72.6%	100.0%	1,227,477	812,000	2,039,477	23.3%	100.0%

Total	24,894	100.0%		7,886,877	812,000	8,698,877	100.0%

(1)
Excludes 6,607 living units leased to our TRSs, including 2,472 living units from the 10 Communities formerly leased to Sunrise where the leases have been terminated. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2013, 2014 – 0.0%; 2015 – 1.3%; 2016 – 0.0%; 2017 – 13.4%; 2018 – 5.1%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1%; and thereafter – 78.5%.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

        The following table summarizes the results of operations of each of our segments for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Short term and long term residential care communities	$430,979	$270,503	$237,578
MOBs	196,107	161,809	85,152
All other operations	17,756	17,705	17,383

Total revenues	$644,842	$450,017	$340,113

Net income:
Short term and long term residential care communities	$157,380	$154,190	$129,344
MOBs	77,428	74,149	38,806
All other operations	(98,924)	(76,920)	(51,665)

Net income	$135,884	$151,419	$116,485

        The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

Short and long term residential care communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2012	2011	2012	2011
Total properties	262	251	223	223
# of units / beds	31,501	30,042	26,176	26,176
Occupancy:
Leased communities(2)	85.6%	85.0%	85.3%	85.1%
Senior living managed communities(3)	87.4%	86.5%	NA	NA
Rent coverage(2)	1.40x	1.46x	1.41x	1.47x
Rental income(2)	$246,948	$242,652	$238,063	$237,515
Residents fees and services(3)	$184,031	$27,851	NA	NA

(1)
Consists of short and long term residential care communities we have owned continuously since January 1, 2011.

(2)
Excludes rents and occupancy, as applicable, from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants' operations of our properties, before subordinated charges, divided by triple-net lease rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(3)
Represents the average occupancy and total residents fees and services, as applicable, for our 29 Managed Communities that we have acquired since June 2011 and for the 10 Communities leased to Sunrise that we and Sunrise terminated in September, October and November 2012.

Short and long term residential care communities, all properties:

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$246,948	$242,652	$4,296	1.8%
Residents fees and services(1)	184,031	27,851	156,180	560.8%
Property operating expenses(1)	(138,819)	(21,639)	(117,180)	(541.5)%

Net operating income (NOI)	292,160	248,864	43,296	17.4%
Depreciation expense	(87,856)	(71,020)	(16,836)	(23.7)%
Impairment of assets	—	(1,028)	1,028	—

Operating income	204,304	176,816	27,488	15.5%
Interest expense	(47,299)	(43,862)	(3,437)	(7.8)%
Gain on lease terminations	375	—	375	—
Gain on sale of properties	—	21,236	(21,236)	—

Net income	$157,380	$154,190	$3,190	2.1%

(1)
Includes data for our Managed Communities that were being managed by Five Star during the periods presented.

        Rental income.    Rental income increased because of rents from our acquisition of four communities during the third quarter of 2012 for approximately $36,500 which are leased by a private tenant, six communities acquired during the second and third quarter of 2011 for approximately $99,808 which are leased by Five Star and our purchase of approximately $63,789 of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by a reduction in rental income resulting from the sale of five properties during the second quarter of 2011 for approximately $38,625. Rental income includes non-cash straight line rent adjustments totaling approximately $4,011 and $2,008 and percentage rent of $10,859 and $11,313 for the years ended December 31, 2012 and 2011, respectively. Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the 223 communities we have owned continuously since January 1, 2011.

        Residents fees and services.    Residents fees and services are the revenues earned at our 29 Managed Communities that we acquired for approximately $743,877 since June 2011 and the revenues earned at the 10 Communities that were formerly leased to Sunrise and transferred to our TRS in September, October and November 2012. We recognize these revenues as services are provided.

        Property operating expenses.    Property operating expenses include expenses incurred at our 29 Managed Communities, which are leased to our TRSs and which we acquired since June 2011, and expenses incurred at the 10 Communities that were formerly leased to Sunrise and transferred to our TRS in September, October and November 2012. The beginning of our Managed Communities operations in June 2011, and the increase in the number of our Managed Communities since that time, is the primary cause for the increase in property operating expenses year over year for the period. Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

        Net operating income.    NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our short and long term residential care communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased as a result of our acquisition of 39 communities since January 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2011, partially offset by the sale of five properties during the second quarter of 2011.

        Impairment of assets.    During 2011, we recorded an impairment of assets charge of $1,028 related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

        Interest expense.    Interest expense for our short and long term residential care communities arises from mortgage debt secured by certain of these properties. The increase in interest expense is the result of the assumption of $204,031 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, and the assumption of $48,690 of mortgage debt in connection with certain of our 2012 acquisitions occurring in the second and third quarter, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,386 and an interest rate of 6.03%, the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our FNMA secured term loan in August 2012 that had an interest rate of 6.4%, as well as the regularly scheduled amortization of our mortgage debt.

        Gain on lease terminations.    Gain on lease terminations is a result of our May 2012 agreement with Sunrise for early terminations of leases for the 10 Communities; the leases for all of the 10 Communities were terminated prior to December 31, 2012, and resulted in a net gain on lease terminations of approximately $375.

        Gain on sale of properties.    During the second quarter of 2011, we sold five senior living communities and recognized a gain on sale of properties of approximately $21,236.

MOBs:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2012	2011	2012	2011
Total properties	120	108	79	79
Total square feet(2)	8,450	7,630	5,131	5,131
Occupancy(3)	93.3%	95.9%	92.0%	96.7%
Rental income	$196,107	$161,809	$139,514	$140,462
Property operating expenses	$62,444	$47,328	$38,484	$39,309

(1)
Consists of MOBs we have owned continuously since January 1, 2011.

(2)
Prior periods exclude space remeasurements made during the periods presented.

(3)
MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$196,107	$161,809	$34,298	21.2%
Property operating expenses	(62,444)	(47,328)	(15,116)	(31.9)%

Net operating income (NOI)	133,663	114,481	19,182	16.8%
Depreciation expense	(49,808)	(38,453)	(11,355)	(29.5)%
Impairment of assets	(3,071)	(962)	(2,109)	(219.2)%

Operating income	80,784	75,066	5,718	7.6%
Interest expense	(3,255)	(996)	(2,259)	(226.8)%
(Loss) gain on sale of properties	(101)	79	(180)	(227.8)%

Net income	$77,428	$74,149	$3,279	4.4%

        Rental income.    Rental income increased because of rents from 41 MOBs we acquired for approximately $562,090 since January 1, 2011, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011 and the sale of one MOB for approximately $1,100 in July 2012. Rental income includes non-cash straight line rent adjustments totaling $8,379 and $7,989 and amortization of approximately $(1,818) and $(128) of acquired real estate leases and obligations for the years ended December 31, 2012 and 2011, respectively.

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

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs during the second quarter of 2011 and the sale of one MOB in July 2012.

        Impairment of assets.    During 2012, we recorded an impairment of assets charge of $3,071 related to one property to reduce the carrying value of this property to its estimated fair value. During 2011, we recorded an impairment of assets charge of $962 related to three properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our MOBs arises from mortgage debt secured by certain of these properties. The change in interest expense is the result of our assumption of $13,286 of mortgage debt in connection with our acquisition of one MOB in July 2011 and one MOB in November 2011 and our assumption of $73,103 of mortgage debt in connection with our acquisition of three MOBs in June, September and December 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73%, the repayment of one mortgage loan in October 2012 that had a principal balance of $4,152 and an interest rate of 6.50% and the regularly scheduled amortization of our mortgage debt.

        (Loss) gain on sale of properties.    In July 2012, we sold one MOB and recorded a loss on sale of properties of approximately $101. During the second quarter of 2011, we sold two MOBs and recognized a gain on sale of properties of approximately $79.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2011):

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$139,514	$140,462	$(948)	(0.7)%
Property operating expenses	(38,484)	(39,309)	825	2.1%

Net operating income (NOI)	101,030	101,153	(123)	(0.1)%
Depreciation expense	(34,305)	(32,654)	(1,651)	(5.1)%

Operating income	66,725	68,499	(1,774)	(2.6)%
Interest expense	(682)	(834)	152	18.2%

Net income	$66,043	$67,665	$(1,622)	(2.4)%

        Rental income.    Rental income decreased as a result of a reduction in same store occupancy from 96.7% at December 31, 2011 to 92.0% at December 31, 2012, mainly caused by two MOBs that became vacant in 2012. Rental income includes non-cash straight line rent adjustments totaling $4,863 and $6,634 and amortization of approximately $1,719 and $904 of acquired real estate leases and obligations for the years ended December 31, 2012 and 2011, respectively.

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

        Net operating income.    NOI decreased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased primarily because of improvements we made on certain of these properties since January 1, 2011, the amortization of leasing costs and an increase in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

        Interest expense.    Interest expense for our MOBs arises from mortgage debt secured by certain of these properties. The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73%, the repayment of one mortgage loan in October 2012 that had a principal balance of $4,152 and an interest rate of 6.50% and the regularly scheduled amortization of our mortgage debt.

All other operations:(1)

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$17,756	$17,705	$51	0.3%

Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	31,517	26,041	5,476	21.0%
Acquisition related costs	9,394	12,239	(2,845)	(23.2)%

Total expenses	44,703	42,072	2,631	6.3%

Operating loss	(26,947)	(24,367)	(2,580)	(10.6)%
Interest and other income	1,117	1,451	(334)	(23.0)%
Interest expense	(66,686)	(53,404)	(13,282)	(24.9)%
Loss on early extinguishment of debt	(6,349)	(427)	(5,922)	(1386.9)%
Equity in earnings of an investee	316	139	177	127.3%

Loss before income tax expense	(98,549)	(76,608)	(21,941)	(28.6)%
Income tax expense	(375)	(312)	(63)	(20.2)%

Net loss	$(98,924)	$(76,920)	$(22,004)	(28.6)%

(1)
All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

        Rental income.    Rental income for our wellness centers increased because of scheduled consumer price index based rent increases since January 1, 2011 at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $1,459 and amortization of approximately $221 of acquired real estate leases and obligations in both the years ended December 31, 2012 and 2011.

        Depreciation expense.    Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding since January 1, 2011 and we generally depreciate our long lived wellness center assets on a straight line basis.

        General and administrative expense.    General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company. General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,442,275 since January 1, 2011, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460 and the sale of one MOB in July 2012 for approximately $1,100.

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2012 and 2011. Acquisition related costs decreased as a result of reduced acquisition activity and dollar amount of acquisitions in 2012 than 2011, partially offset by licensing and other regulatory costs related to the senior living communities formerly leased to Sunrise that were transferred to our TRS in September, October and November 2012.

        Interest and other income.    The decrease in interest and other income is primarily due to the elimination of interest received from our $80,000 bridge loan with Five Star, or the Bridge Loan, with Five Star that was repaid in April 2012. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011, our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012 and greater amounts outstanding under our revolving credit facility at slightly higher weighted average interest rates, partially offset by reduced interest expense because of the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes. Our weighted average balance outstanding and interest rate under our revolving credit facility was $163,161 and 1.8%, and $40,486 and 1.7%, for the years ended December 31, 2012 and 2011, respectively.

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

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010:

Short and long term residential care communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2011	2010	2011	2010
Total properties	251	228	223	223
# of units / beds	30,042	26,744	26,176	26,176
Occupancy:
Leased communities(2)	85.0%	86.2%	85.3%	86.2%
Senior living managed communities(3)	86.5%	NA	NA	NA
Rent coverage(2)	1.46x	1.40x	1.46x	1.40x
Rental income(2)	$242,652	$237,578	$237,515	$234,884
Residents fees and services(3)	$27,851	NA	NA	NA

(1)
Consists of short and long term residential care communities we have owned continuously since January 1, 2010.

(2)
Excludes rents and occupancy, as applicable, from our Managed Communities. All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2011 and 2010, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants' operations of our properties, before subordinated charges, divided by triple-net lease rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

(3)
Represents the average occupancy and total residents fees and services, as applicable, for the 22 Managed Communities we owned as of December 31, 2011, from the date of acquisitions through December 31, 2011.

Short and long term residential care communities, all properties:

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$242,652	$237,578	$5,074	2.1%
Residents fees and services(1)	27,851	—	27,851	—
Property operating expenses(1)	(21,639)	—	(21,639)	—

Net operating income (NOI)	248,864	237,578	11,286	4.8%
Depreciation expense	(71,020)	(66,172)	(4,848)	(7.3)%
Impairment of assets	(1,028)	(1,095)	67	6.1%

Operating income	176,816	170,311	6,505	3.8%
Interest expense	(43,862)	(41,076)	(2,786)	(6.8)%
Gain on sale of properties	21,236	109	21,127	19382.6%

Net income	$154,190	$129,344	$24,846	19.2%

(1)
Includes data for our Managed Communities that were being managed by Five Star at or during the periods presented.

        Rental income.    Rental income increased because of rents from the purchase of approximately $65,163 of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of five communities for approximately $89,573 during the second quarter of 2011 and one community for approximately $10,235 during the third quarter of 2011 which are leased by Five Star, partially offset by a reduction in rental income resulting from the sale of five properties for approximately $38,625 during the second quarter of 2011 and four properties for approximately $1,450 in August 2010. Rental income includes non-cash straight line rent adjustments (reductions) totaling $2,008 and $1,006 and percentage rent totaling $11,313 and $10,315 for the years ended December 31, 2011 and 2010, respectively. Rental income increased year over year on a comparable basis related to improvement purchases at certain of the 223 communities we have owned continuously since January 1, 2010.

        Residents fees and services.    Residents fees and services are the revenues earned on our 22 senior living communities which we acquired for approximately $556,415 since June 2011 that are leased to our TRSs. We recognize these revenues as services are provided.

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

        Depreciation expense.    Depreciation expense increased as a result of our purchase of improvements made to our properties which are leased by Five Star since January 1, 2010 and the acquisition of 28 communities acquired since January 1, 2010, partially offset by the sale of five properties during the second quarter of 2011 and four properties in August 2010.

        Impairment of assets.    During the year ended December 31, 2011 and 2010, we recorded an impairment of assets charge of $1,028 and $1,095, respectively, related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

        Interest expense.    Interest expense for our short and long term residential care communities arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of the assumption of $204,031 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter, partially offset by the regularly scheduled amortization of our mortgage debt and the reduction in a variable rate of interest applicable to one mortgage debt.

        Gain on sale of properties.    During the second quarter of 2011, we sold five senior living communities and recognized a gain on sale of properties of approximately $21,236. During the third quarter of 2010, we sold four senior living communities and recognized a gain on sale of properties of approximately $109.

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

        Rental income.    Rental income increased because of rents from 54 MOBs we acquired for approximately $770,350 since January 1, 2010, partially offset by the sale of two MOBs for approximately $835 during the second quarter of 2011. Rental income includes non-cash straight line rent adjustments totaling $7,989 and $5,640 and amortization of $(128) and $(1,112) of acquired real estate leases and obligations for the years ended December 31, 2011 and 2010, respectively.

        Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased because of our MOB acquisitions since January 1, 2010, partially offset by the sale of two MOBs during the second quarter of 2011.

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income is included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased because of our MOB acquisitions since January 1, 2010, partially offset by the sale of two MOBs during the second quarter of 2011.

        Impairment of assets.    During the year ended December 31, 2011, we recorded an impairment of assets charge of $962 related to three properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell. During the year ended December 31, 2010, we recorded an impairment of assets charge of $4,870 related to two properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The change in interest expense is the result of the assumption of $13,286 of mortgage debt in connection with the acquisition of one MOB in July 2011 and one MOB in November 2011, partially offset by the regularly scheduled amortization of our mortgage debt.

        Gain on sale of properties.    Gain on sale of properties is a result of the sale of two MOBs during the second quarter of 2011.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2010):

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$79,435	$78,900	$535	0.7%
Property operating expenses	(18,204)	(18,234)	30	0.2%

Net operating income (NOI)	61,231	60,666	565	0.9%
Depreciation expense	(19,558)	(19,440)	(118)	(0.6)%

Operating income	41,673	41,226	447	1.1%
Interest expense	(662)	(731)	69	9.4%

Net income	$41,011	$40,495	$516	1.3%

        Rental income.    Rental income includes non-cash straight line rent adjustments totaling $4,614 and $5,272 and amortization of $(1,014) and $(1,185) of acquired real estate leases and obligations for the years ended December 31, 2011 and 2010, respectively.

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

        Depreciation expense.    Depreciation expense increased primarily because of the amortization of leasing costs, partially offset by a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The change in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations:(1)

	Year Ended December 31,
	2011	2010	Change	% Change
Rental income	$17,705	$17,383	$322	1.9%

Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	26,041	21,677	4,364	20.1%
Acquisition related costs	12,239	3,610	8,629	239.0%

Total expenses	42,072	29,079	12,993	44.7%

Operating loss	(24,367)	(11,696)	(12,671)	(108.3)%
Interest and other income	1,451	844	607	71.9%
Interest expense	(53,404)	(38,079)	(15,325)	(40.2)%
Loss on early extinguishment of debt	(427)	(2,433)	2,006	82.4%
Equity in earnings (losses) of an investee	139	(1)	140	14000.0%

Loss before income tax expense	(76,608)	(51,365)	(25,243)	(49.1)%
Income tax expense	(312)	(300)	(12)	(4.0)%

Net loss	$(76,920)	$(51,665)	$(25,255)	(48.9)%

(1)
All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

        Rental income.    Rental income for our wellness centers increased because of consumer price index based increases since January 1, 2010 at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling $1,459 and amortization of $221 of acquired real estate leases and obligations in both the years ended December 31, 2011 and 2010.

        Depreciation expense.    Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the years ended December 31, 2011 and 2010 and we generally depreciate our long lived wellness center assets on a straight line basis.

        General and administrative expense.    General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company. General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,426,573 since January 1, 2010, partially offset by the sale of seven properties during the second quarter of 2011 for approximately $39,460 and four properties in August 2010 for approximately $1,450.

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the years ended December 31, 2011 and 2010. Acquisition related costs increased as a result of increased acquisition activity and dollar amount of acquisitions during the year ended December 31, 2011 than the prior year.

        Interest and other income.    The increase in interest and other income is mainly due to $593 of interest received from our Bridge Loan. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of our issuance of $200,000 of unsecured senior notes with an interest rate of 6.75% in April 2010, our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011 and slightly greater amounts outstanding under our revolving credit facility at higher weighted average interest rates, partially offset by reduced interest because of the redemption in May 2010 of all $97,500 of our 7.875% unsecured senior notes due 2015. Our weighted average balance outstanding and interest rate under our revolving credit facility was $40,486 and 1.7%, and $39,532 and 1.1%, for the years ended December 31, 2011 and 2010, respectively.

        Loss on early extinguishment of debt.    In June 2011, we entered into a new $750,000 unsecured revolving credit facility. The new facility replaced our previous $550,000 unsecured revolving credit facility which had a maturity date of December 31, 2011. As a result of this refinancing, we recorded a loss on early extinguishment of debt of $427 consisting of the write off of unamortized deferred financing fees. In May 2010, we redeemed all $97,500 of our outstanding 7.875% senior notes due 2015; as a result of this redemption, we recorded a loss on early extinguishment of debt of $2,433 consisting of the debt prepayment premium of approximately $1,280 and the write off of unamortized deferred financing fees of approximately $1,153.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

        We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2012, 2011 and 2010. We believe that this data may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our consolidated statements of income and comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, loss on early extinguishment of debt, gain on lease terminations and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

        Our calculations of FFO and Normalized FFO for the years ended December 31, 2012, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	For the Year Ended December 31,
	2012	2011	2010
Net income	$135,884	$151,419	$116,485
Depreciation expense	141,456	113,265	90,409
Loss (gain) on sale of properties(1)	101	(21,315)	(109)
Impairment of assets(2)	3,071	1,990	5,965

FFO	280,512	245,359	212,750
Acquisition related costs	9,394	12,239	3,610
Loss on early extinguishment of debt(3)	6,349	427	2,433
Gain on lease terminations(4)	(375)	—	—

Normalized FFO	$295,880	$258,025	$218,793

Weighted average shares outstanding	169,176	149,577	128,092

FFO per share	$1.66	$1.64	$1.66

Normalized FFO per share	$1.75	$1.73	$1.71

Net income per share	$0.80	$1.01	$0.91

Distributions declared per share	$1.54	$1.50	$1.46

(1)
During 2012, we sold one MOB for approximately $1,100 and recognized a loss on sale of approximately $101. During 2011, we sold seven properties for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315. During 2010, we sold four properties for total sales prices of approximately $1,450 and recognized a gain on sale of approximately $109.

(2)
During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell. During 2011, we recorded an impairment of assets charge of $1,990 to reduce the carrying value of four of our properties to their estimated fair value or sales price less costs to sell. During 2010, we recorded an impairment of assets charge of $5,965 to reduce the carrying value of seven of our properties to their estimated fair value or sales price less costs to sell.

(3)
In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees. In 2011, we recorded a loss on early extinguishment of debt of approximately $427 in connection with replacing our revolving credit facility. In 2010, we recorded a loss on early extinguishment of debt of approximately $2,433 related to our redemption of all $97,500 of our outstanding 7.875% senior notes due 2015.

(4)
In May 2012, we entered an agreement with Sunrise for early terminations of leases for the 10 Communities which were previously scheduled to terminate on December 31, 2013; the leases for all of the 10 Communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375.

Property Net Operating Income (NOI)

        We calculate NOI as shown below. We define NOI as income from our real estate less our property operating expenses. NOI excludes capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations.

        The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
Reconciliation of NOI to Net Income:	2012	2011	2010
Short and long term residential care communities NOI	$292,160	$248,864	$237,578
MOB NOI	133,663	114,481	64,983
All other operations NOI	17,756	17,705	17,383

Total NOI	443,579	381,050	319,944
Depreciation expense	(141,456)	(113,265)	(90,409)
General and administrative expense	(31,517)	(26,041)	(21,677)
Acquisition related costs	(9,394)	(12,239)	(3,610)
Impairment of assets(1)	(3,071)	(1,990)	(5,965)

Operating income	258,141	227,515	198,283
Interest and other income	1,117	1,451	844
Interest expense	(117,240)	(98,262)	(80,017)
Loss on early extinguishment of debt(2)	(6,349)	(427)	(2,433)
Gain on lease terminations(3)	375	—	—
(Loss) gain on sale of properties(4)	(101)	21,315	109
Equity in earnings (losses) of an investee	316	139	(1)

Income before income tax expense	136,259	151,731	116,785
Income tax expense	(375)	(312)	(300)

Net income	$135,884	$151,419	$116,485

(1)
During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell. During 2011, we recorded an impairment of assets charge of $1,990 to reduce the carrying value of four of our properties to their estimated fair value or sales price less costs to sell. During 2010, we recorded an impairment of assets charge of $5,965 to reduce the carrying value of seven of our properties to their estimated fair value or sales price less costs to sell.

(2)
In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees. In 2011, we recorded a loss on early extinguishment of debt of approximately $427 in connection with replacing our revolving credit facility. In 2010, we recorded a loss on early extinguishment of debt of approximately $2,433 related to our redemption of all $97,500 of our outstanding 7.875% senior notes due 2015.

(3)
In May 2012, we entered an agreement with Sunrise for early terminations of leases for the 10 Communities which were previously scheduled to terminate on December 31, 2013; the leases for all of the 10 Communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375.

(4)
During 2012, we sold one MOB for approximately $1,100 and recognized a loss on sale of approximately $101. During 2011, we sold seven properties for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315. During 2010, we sold four properties for total sales prices of approximately $1,450 and recognized a gain on sale of approximately $109.

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

Our Operating Liquidity and Resources

        We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our Managed Communities monthly. During the years ended December 31, 2012 and 2011, we generated $283.3 million and $254.2 million, respectively, of cash from operations. The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

        As of December 31, 2012, we had $42.4 million of cash and cash equivalents and $560.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a spread, which was 160 basis points as of December 31, 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.80%. The weighted average interest rate for borrowings under our revolving credit facility was 1.8% for the year ended December 31, 2012. As of December 31, 2012 and February 19, 2013, we had $190.0 million and zero amounts, respectively, outstanding under our revolving credit facility.

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

        During the year ended December 31, 2012, we acquired 24 properties located in 15 states for an aggregate purchase price of approximately $449.7 million, excluding closing costs. At the time of acquisition, these properties generated property NOI which yielded approximately 8.0% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing. For more information about these acquisitions, see Note 3 to our Consolidated Financial Statements appearing in Item 15 below.

        In January 2013, we acquired a senior living community located in Washington State with 150 living units for approximately $22.4 million, including the assumption of approximately $12.3 million of mortgage debt and excluding closing costs. We leased this property to Stellar, a privately owned senior living operating company, for initial rent of approximately $1.7 million per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2016.

        In February 2013, we acquired two MOBs with a total of 144,900 square feet located in Washington State for total purchase prices of approximately $38.0 million, excluding closing costs.

        In January 2013, we entered into an agreement to acquire one MOB for approximately $14.6 million, excluding closing costs. The MOB is located in Mississippi and includes 71,824 square feet. The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

        In May 2012, we entered into the Operations Transfer Agreement with Sunrise and Five Star related to the 10 Communities that we were then leasing to Sunrise, pursuant to which we and Sunrise accelerated the December 31, 2013 termination date of these Sunrise leases, and we began leasing the 10 Communities to our TRS. Five Star is managing the 10 Communities pursuant to long term management agreements. Pursuant to the Operations Transfer Agreement, we paid Sunrise $1.0 million to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities.

        In July 2012, we sold one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1.1 million.

        In May 2011, we and Five Star entered into the Bridge Loan under which we agreed to lend Five Star up to $80.0 million to fund a portion of Five Star's purchase of a portfolio of six senior living communities. As of December 31, 2011, Five Star had repaid $42.0 million, and in April 2012, Five Star repaid the then remaining $38.0 million, and this Bridge Loan was terminated.

        During the year ended December 31, 2012, pursuant to the terms of our existing leases with Five Star, we purchased $30.5 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.5 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

        During the years ended December 31, 2012 and 2011, cash expenditures made and capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our Managed Communities were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
MOB leasing capital(1)	$6,342	$6,856
MOB building improvements(2)	5,392	2,308
Managed Communities capital improvements(3)	10,055	2,148

Total capital expenditures	$21,789	$11,312

(1)
MOB leasing capital includes tenant improvements and leasing costs.

(2)
MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

(3)
Includes capital improvements to the senior living communities that we owned as of December 31, 2012 and which we have acquired since June 2011, and the 10 Communities that were formerly leased to Sunrise.

        During the year ended December 31, 2012, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	101	535	636
Total leasing costs and concession commitments(1)	$3,720	$2,879	$6,599
Total leasing costs and concession commitments per square foot(1)	$36.85	$5.39	$10.38
Weighted average lease term (years)(2)	8.7	4.3	5.3
Total leasing costs and concession commitments per square foot per year(1)	$4.24	$1.25	$1.96

(1)
Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2012, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

        As of December 31, 2012, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$1,995,255	$35,630	$319,221	$474,055	$1,166,349
Capital Lease Obligations	13,792	479	1,157	1,463	10,693
Ground Lease Obligations	2,309	173	346	268	1,522
Interest Expense Obligations(2)	1,120,505	109,966	212,416	163,601	634,522
Tenant Related Obligations(3)	6,033	5,043	—	—	990
Acquisitions(4)	22,350	22,350	—	—	—

Total	$3,160,244	$173,641	$533,140	$639,387	$1,814,076

(1)
At December 31, 2012, our term debt maturities were as follows: $24.3 million in 2013; $36.9 million in 2014; $265.0 million in 2015; $411.7 million in 2016; $64.0 million in 2017; $9.6 million in 2018; $296.4 million in 2019; $200.0 million in 2020; $300.0 million in 2021; $4.9 million in 2022; $14.7 million in 2027; $3.5 million in 2033; $9.5 million in 2038; $350.0 million in 2042; and $4.7 million in 2043.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(3)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2012.

(4)
At December 31, 2012, there was one pending senior living acquisition under agreement for approximately $22.4 million, excluding closing costs. We acquired this senior living community in January 2013. We funded this acquisition using cash on hand and by assuming $12.3 million of mortgage debt.

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

        In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287.1 million, after expenses. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility.

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

        In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262.1 million, before expenses. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding in part pending acquisitions of properties described above or other possible future acquisitions.

        On January 10, 2013, we declared a quarterly distribution of $0.39 per common share, or $68.9 million, to our common shareholders of record on January 22, 2013 for the quarter ended December 31, 2012. This distribution will be paid to shareholders on or about February 20, 2013, using cash on hand and borrowings under our revolving credit facility, if necessary.

        We believe we will have access to various types of financings, including equity or debt offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete and the costs of our future debt transactions depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings and service our debt funding obligations, to space our debt maturities and to balance our use of equity and debt capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance that we will be able to complete any equity or debt offerings or that our cost of any future public or private financings will not increase.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our principal debt obligations at December 31, 2012 were: $190.0 million outstanding under our $750.0 million unsecured revolving credit facility; four public issuances of unsecured senior notes including: $250.0 million due 2016 at an annual interest rate of 4.30%, $200.0 million due 2020 at an annual interest rate of 6.75%, $300.0 million due 2021 at an annual interest rate of 6.75% and $350.0 million due 2042 at an annual interest rate of 5.625%; and $705.2 million of mortgages secured by 56 of our properties with maturity dates from 2013 to 2043. We also have two properties encumbered by capital leases totaling $13.8 million at December 31, 2012. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of December 31, 2012, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

        None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable by us.

        Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts. Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts. Termination of our business management or property management agreements with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star's largest stockholder; D&R Yonkers LLC, which is owned by our executive officers and to which our TRS subleases a portion of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; CWH, which was our former parent and with which we have engaged in transactions from time to time, including our acquiring MOBs from CWH; and we, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and former Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners, CWH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants' or managers' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' or managers' operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

Impact of Government Reimbursement

        As of December 31, 2012, approximately 93% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 7% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements. We and our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided under the caption "Business—Government Regulation and Reimbursement" in this Annual Report on Form 10-K. CMS has issued updated Medicare PPS rates for SNFs effective October 1, 2012, which CMS estimates will result in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs, consisting of a 2.5% increase to account for inflation, reduced by a 0.7% productivity adjustment and a 2.1% aggregate increase in IRF PPS payments in federal fiscal year 2013. In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty line. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. As a result of the Court's ruling, some states may choose not to participate in the Medicaid expansion or may delay their participation. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and the payments to states for Medicaid programs on us.

        The ACA includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and managers. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants' costs, including the rents and management fees that they pay, our future financial results could be adversely and materially affected.

        We cannot estimate the type and magnitude of the potential regulatory changes discussed above, but they may have a material adverse effect on the ability of our tenants' to pay us rent, the profitability of our Managed Communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our tenants' costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our Managed Communities and the values of our properties.

Seasonality

        Nursing home and assisted living operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent. Our MOBs and wellness center business do not typically experience seasonality.

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its "ENERGY STAR" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its leadership in energy and environmental design, or LEED®, green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments or, in the longer term, would be passed through as higher charges paid by the patients, residents and other customers of our properties; however, increased costs incurred by our managers may affect their ability to pay us our minimum returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants or managers and their ability to pay rent or returns to us.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse affect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse affect on our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2012, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	296,437	6.71%	19,891	2019	Monthly
Mortgages	90,607	5.924%	5,368	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	46,753	6.54%	3,058	2017	Monthly
Mortgages	36,906	5.83%	2,152	2014	Monthly
Mortgages	30,944	6.015%	1,861	2015	Monthly
Mortgages	13,759	6.91%	951	2013	Monthly
Mortgages	13,051	5.66%	739	2015	Monthly
Mortgages	12,537	6.25%	784	2016	Monthly
Mortgages	11,612	6.365%	739	2015	Monthly
Mortgages	11,419	6.15%	702	2017	Monthly
Mortgages	10,565	6.11%	646	2013	Monthly
Mortgages	9,641	6.73%	649	2018	Monthly
Mortgages	9,492	5.95%	565	2038	Monthly
Mortgages	6,792	5.81%	395	2015	Monthly
Mortgages	6,476	5.97%	387	2016	Monthly
Mortgages	5,810	5.86%	340	2017	Monthly
Mortgages	5,121	5.65%	289	2015	Monthly
Mortgages	4,747	4.375%	208	2043	Monthly
Mortgages	4,596	5.81%	267	2015	Monthly
Mortgages	3,534	6.25%	221	2033	Monthly
Mortgages	3,270	7.31%	239	2022	Monthly
Mortgages	2,878	5.88%	169	2015	Monthly
Mortgages	1,608	7.85%	126	2022	Monthly
Bonds	14,700	5.875%	864	2027	Semi-Annually

	$1,805,255		$108,731

(1)
The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.

        No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $18.1 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $116.9 million.

        Our unsecured senior notes and mortgages each contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2012, our floating rate debt consisted of $190.0 million outstanding under our $750.0 million unsecured revolving credit facility. Our revolving credit facility matures in June 2015, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to June 2016. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2012 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2012	1.80%	$190,000	$3,420	$0.02
100 basis point increase	2.80%	$190,000	$5,320	$0.03

(1)
Weighted based on the outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average number of shares outstanding for the year ended December 31, 2012.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2012 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2012	1.80%	$750,000	$13,500	$0.08
100 basis point increase	2.80%	$750,000	$21,000	$0.12

(1)
Weighted based on the outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average number of shares outstanding for the year ended December 31, 2012.

        The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

        Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under our 2012 Equity Compensation Plan, which replaced our 2003 Incentive Share Award Plan, or our Share Award Plan. In addition, each of our Trustees receives 2,000 shares per year as part of his annual compensation for serving as a Trustee and such shares are awarded under this plan. The terms of grants made under our Share Award Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	None.	None.	2,911,508	(1)
Equity compensation plan not approved by security holders	None.	None.	None.
Total	None.	None.	2,911,508	(1)

(1)
Pursuant to the terms of our Share Award Plan, in no event shall the number of shares issued under our plan exceed 3,000,000; 2,911,508 represent the total shares available under our plan on December 31, 2012. Since the Share Award Plan was established, 88,492 share awards have been granted. When share awards are granted under our Share Award Plan, it reduces the number of shares available under our plan.

        For additional information regarding payments by us to RMR, please see Note 5 to our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedules of Senior Housing Properties Trust are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

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
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)
3.5	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2012.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 2013.)
4.2
Indenture, dated as of December 20, 2001, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-76588.)
4.3
Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)
4.4
Supplemental Indenture No. 5, dated as of January 13, 2011, between the Company and U.S. Bank National Association, related to 4.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
4.5
Supplemental Indenture No. 6, dated as of December 8, 2011, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
4.6
Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company's Registration Statement on Form 8-A dated July 20, 2012.)
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
10.1
Amended and Restated Business Management Agreement, dated as of December 11, 2012, among the Company, Reit Management & Research LLC, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012.)

Exhibit Number	Description
10.2	Amended and Restated Property Management Agreement, dated as of January 7, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.3
First Amendment to Amended and Restated Property Management Agreement, dated as of January 14, 2011, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
10.4
Second Amendment to Amended and Restated Property Management Agreement, dated as of December 11, 2012, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 11, 2012.)
10.5	1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.6	Amendment to the 1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.7	2003 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.9	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2012.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2012.)
10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2012.)
10.13
Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust (now known as CommonWealth REIT) and the Company. (Incorporated by reference to CommonWealth REIT's Current Report on Form 8-K dated October 12, 1999.)
10.14
First Amendment to Transaction Agreement, dated as of May 5, 2008, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008.)
10.15
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
10.16
Credit Agreement, dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)

Exhibit Number	Description
10.17	Master Credit Facility Agreement, dated as of August 4, 2009, between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.18
Amendment No. 1 to Master Credit Facility Agreement, dated as of February 1, 2010 and executed on or about May 27, 2010, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.19
Amendment No. 2 to Master Credit Facility Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust, Ellicott City Land I, LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.20
Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.21
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.22
Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.23
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.24
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.25
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.26
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)

Exhibit Number	Description
10.27	Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.28
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on From 10-Q for the quarter ended September 30, 2012.)
10.29
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
10.31
Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.32
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.33
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.34
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
10.35
Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
10.36	Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
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
10.39
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.40
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.41
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.42
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
10.43
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

Exhibit Number	Description
10.45	Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.46
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
10.48
Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.49
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 3043 Walton Road, Plymouth Meeting, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.50
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 2200 County Road C West, Roseville, Minnesota). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.51
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 200 Old County Road, Mineola, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.52
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 5823 Wildwaters Parkway, Dewitt, New York). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.53
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1615 Lakeside Drive, Waukegan, Illinois). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.54
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Mid-West LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 1675 Lakeside Drive, Waukegan, Illinois). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)

Exhibit Number	Description
10.55	Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47900 Bayside Parkway, Fremont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.56
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47211/47215 Lakeview Boulevard, Freemont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.57
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 7909 Parklane Road, Columbia, South Carolina). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.58
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 47201 Lakeview Boulevard, Freemont, California). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.59
Purchase and Sale Agreement, dated as of September 20, 2011, between CW Nom LLC, as Seller, and the Company, as Purchaser (with respect to the property located at 5370 Naiman Parkway, Solon, Ohio). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.60
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 11209-11211 N. Tatum Boulevard, Phoenix, Arizona). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.61
Purchase and Sale Agreement, dated as of September 20, 2011, between Hub Properties Trust, as Seller, and the Company, as Purchaser (with respect to the property located at 475 Virginia Drive, Ft Washington, Pennsylvania). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 23, 2011.)
10.62
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, the Company, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
10.63
Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.64
Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

Exhibit Number	Description
10.65	Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 2013.)
10.66
Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
10.67
$80,000,000 Bridge Loan Agreement, dated as of May 12, 2011, between the Company, as Lender, and Five Star Quality Care, Inc., together with certain subsidiaries thereof, collectively as Borrowers. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
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
99.3
Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
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

Exhibit Number	Description
99.6	Guaranty Agreement, dated as of June 20, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.7
Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.8
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
99.10
Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2012.)
99.11
Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.12
Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
99.13
Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as Sublessor, and D&R Yonkers LLC, as Subtenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.14
Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.15
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Senior Housing Properties Trust and our report dated February 19, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 19, 2013

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$615,623	$564,628
Buildings, improvements and equipment	4,567,684	4,156,963

	5,183,307	4,721,591
Less accumulated depreciation	750,903	630,261

	4,432,404	4,091,330
Cash and cash equivalents	42,382	23,560
Restricted cash	9,432	7,128
Investments in available for sale securities	25,177	16,865
Deferred financing fees, net	29,410	25,434
Due from affiliate	18,331	18,450
Acquired real estate leases and other intangible assets, net	115,837	100,235
Loan receivable	—	38,000
Other assets	75,029	62,046

Total assets	$4,748,002	$4,383,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$190,000	$—
Senior unsecured notes, net of discount	1,092,053	965,770
Secured debt and capital leases	724,477	861,615
Accrued interest	15,757	22,281
Due to affiliate	11,527	3,553
Assumed real estate lease obligations, net	13,692	17,778
Other liabilities	53,928	39,445

Total liabilities	2,101,434	1,910,442

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 176,553,600 and 162,646,046 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,765	1,626
Additional paid in capital	3,233,354	2,944,212
Cumulative net income	1,043,821	907,937
Cumulative other comprehensive income	4,562	(3,772)
Cumulative distributions	(1,636,934)	(1,377,397)

Total shareholders' equity	2,646,568	2,472,606

Total liabilities and shareholders' equity	$4,748,002	$4,383,048

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$460,811	$422,166	$340,113
Residents fees and services	184,031	27,851	—

Total revenues	644,842	450,017	340,113
Expenses:
Depreciation	141,456	113,265	90,409
Property operating expenses	201,263	68,967	20,169
General and administrative	31,517	26,041	21,677
Acquisition related costs	9,394	12,239	3,610
Impairment of assets	3,071	1,990	5,965

Total expenses	386,701	222,502	141,830

Operating income	258,141	227,515	198,283
Interest and other income	1,117	1,451	844
Interest expense	(117,240)	(98,262)	(80,017)
Loss on early extinguishment of debt	(6,349)	(427)	(2,433)
Gain on lease terminations	375	—	—
(Loss) gain on sale of properties	(101)	21,315	109
Equity in earnings (losses) of an investee	316	139	(1)

Income before income tax expense	136,259	151,731	116,785
Income tax expense	(375)	(312)	(300)

Net income	135,884	151,419	116,485
Other comprehensive income:
Change in net unrealized gain / loss on investments	8,312	(17,383)	11,553
Share of comprehensive income of an investee	22	75	2

Comprehensive income	$144,218	$134,111	$128,040

Weighted average shares outstanding	169,176	149,577	128,092

Net income per share	$0.80	$1.01	$0.91

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2009:	127,377,665	$1,273	$2,226,474	$640,033	$(969,111)	$1,981	$1,900,650
Comprehensive income	—	—	—	116,485	—	11,555	128,040
Distributions	—	—	—	—	(184,757)	—	(184,757)
Issuance of shares	14,375,000	144	281,842	—	—	—	281,986
Share grants	101,992	1	2,057	—	—	—	2,058

Balance at December 31, 2010:	141,854,657	$1,418	$2,510,373	$756,518	$(1,153,868)	$13,536	$2,127,977
Comprehensive income	—	—	—	151,419	—	(17,308)	134,111
Distributions	—	—	—	—	(223,529)	—	(223,529)
Issuance of shares	20,700,000	207	432,026	—	—	—	432,233
Share grants	91,389	1	1,813	—	—	—	1,814

Balance at December 31, 2011:	162,646,046	$1,626	$2,944,212	$907,937	$(1,377,397)	$(3,772)	$2,472,606
Comprehensive income	—	—	—	135,884	—	8,334	144,218
Distributions	—	—	—	—	(259,537)	—	(259,537)
Issuance of shares	13,800,000	138	286,914	—	—	—	287,052
Share grants	107,554	1	2,228	—	—	—	2,229

Balance at December 31, 2012:	176,553,600	$1,765	$3,233,354	$1,043,821	$(1,636,934)	$4,562	$2,646,568

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$135,884	$151,419	$116,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	141,456	113,265	90,409
Net amortization of debt discounts, premiums and deferred financing fees	5,327	5,067	2,496
Straight line rental income	(13,849)	(11,457)	(6,093)
Amortization of acquired real estate leases and other intangible assets	1,597	(93)	891
Loss on early extinguishment of debt	6,349	427	2,433
Impairment of assets	3,071	1,990	5,965
Gain on lease terminations	(375)	—	—
Loss (gain) on sale of properties	101	(21,315)	(109)
Equity in (earnings) losses of an investee	(316)	(139)	1
Change in assets and liabilities:
Restricted cash	(2,304)	(2,134)	(772)
Other assets	991	(7,341)	(4,639)
Accrued interest	(6,524)	7,288	1,300
Other liabilities	11,894	17,259	5,432

Cash provided by operating activities	283,302	254,236	213,799

Cash flows from investing activities:
Real estate acquisitions and deposits	(316,769)	(797,113)	(431,497)
Real estate improvements	(50,131)	(39,309)	(34,438)
Loan receivable	—	(80,000)	—
Principal payments on loan receivable	38,000	42,000	—
Investment in Five Star Quality Care, Inc.	—	(5,000)	—
Investment in Affiliates Insurance Company	—	—	(76)
Proceeds from sale of properties	1,041	38,663	1,450

Cash used for investing activities	(327,859)	(840,759)	(464,561)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	287,052	432,233	281,986
Proceeds from issuance of unsecured senior notes, net of discount	350,000	541,984	197,852
Proceeds from borrowings on revolving credit facility	669,000	690,000	461,000
Repayments of borrowings on revolving credit facility	(479,000)	(818,000)	(393,000)
Redemption of senior notes	(225,000)	—	(98,780)
Repayment of other debt	(266,528)	(9,711)	(8,506)
Payment of deferred financing fees	(12,608)	(13,760)	(4,661)
Distributions to shareholders	(259,537)	(223,529)	(184,757)

Cash provided by financing activities	63,379	599,217	251,134

Increase in cash and cash equivalents	18,822	12,694	372
Cash and cash equivalents at beginning of period	23,560	10,866	10,494

Cash and cash equivalents at end of period	$42,382	$23,560	$10,866

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$118,437	$85,907	$76,221
Income taxes paid	389	264	259
NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	(121,793)	(217,317)	(2,458)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	121,793	217,317	2,458
Issuance of common shares	2,229	1,814	2,058

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2012, we owned 392 properties located in 40 states and Washington, D.C.

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

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.    We own 250,000 common shares, or 0.3% at December 31, 2012, of CommonWealth REIT, or CWH. We also own 4,235,000 common shares, or 8.8% at December 31, 2012, of Five Star Quality Care, Inc., or Five Star. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Cumulative other comprehensive income shown in our consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the market value of these shares of CWH and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($26.00 and $3.36 per share, respectively) and on December 31, 2012 ($15.84 and $5.01 per share, respectively). At December 31, 2012 and 2011, our investment in CWH had a fair value of $3,960 and $4,160, respectively, including an unrealized loss of $2,540 and $2,340, respectively. At December 31, 2012 and 2011, our investment in Five Star had a fair value of $21,217 and $12,705, respectively, including an unrealized gain (loss) of $7,003 and $(1,509), respectively.

EQUITY METHOD INVESTMENTS.    We and the other seven current shareholders each currently own 12.5% of Affiliates Insurance Company, or AIC's, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income and comprehensive income. If we determine there is an "other than temporary impairment" in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC's

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. See Note 5 for a further discussion of our investment in AIC.

DEFERRED FINANCING FEES.    We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2012, we capitalized $12,608 of issuance costs, including $11,439 related to our $350,000 senior notes issued in July 2012, $1,125 related to our assumption of mortgage loans during 2012 and $44 related to our $300,000 senior notes issued in December 2011. During 2011, we capitalized $13,760 of issuance costs, including $6,723 related to refinancing our revolving credit facility in June 2011, $2,540 related to our assumption of mortgage loans during 2011, $2,487 related to our $300,000 senior notes issued in December 2011, $1,973 related to our $250,000 senior notes issued in January 2011 and $37 related to our $512,934 Federal National Mortgage Association, or FNMA, mortgage financing we closed in August 2009. During 2010, we capitalized $4,661 of issuance costs, including $2,907 related to our $200,000 senior notes issued in April 2010, $903 related to our $512,934 FNMA mortgage financing we closed in August 2009, $826 related to our one year extension to December 31, 2011 on our $550,000 revolving credit facility and $25 related to our assumption of a mortgage loan in April 2010. During 2012, we wrote off $3,897 of unamortized deferred financing fees in connection with our prepayment of approximately $199,197 of the outstanding principal balance of our $512,934 FNMA mortgage financing we closed in August 2009. During 2011, we wrote off $427 of unamortized deferred financing fees in connection with the refinancing of our revolving credit facility. During 2010, we wrote off $1,153 of deferred financing fees and unamortized discounts in connection with the retirement of all of our 7.875% senior notes. The unamortized gross balance of deferred financing fees and related accumulated amortization was $39,471 and $10,061, and $36,144 and $10,710 at December 31, 2012 and 2011, respectively. The weighted average amortization period is approximately 14.7 years. We expect that the amortization expense for the five years subsequent to December 31, 2012 will be $4,748 in 2013, $4,695 in 2014, $3,621 in 2015, $2,170 in 2016, $1,861 in 2017 and $12,315, thereafter.

DEFERRED LEASING COSTS.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets on our consolidated balance sheets. The unamortized gross balance of deferred leasing costs and related accumulated amortization was $6,917 and $1,793, and $4,663 and $902 at December 31, 2012 and 2011, respectively. The weighted average amortization period is approximately 6.4 years. We expect that the amortization expense for the five years subsequent to December 31, 2012 will be $1,017 in 2013, $946 in 2014, $843 in 2015, $674 in 2016, $530 in 2017 and $1,114, thereafter.

LOANS RECEIVABLE.    Loans receivable are stated at the unpaid principal balance. We recognized interest income based on the contractual terms in the loan agreement, which is included in interest and other income on our consolidated statements of income and comprehensive income.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION.    We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2012, 2011 and 2010, percentage rents earned aggregated $10,859, $11,313, and $10,315, respectively.

As of December 31, 2012, we own 39 senior living communities, including 29 communities that we acquired since June 2011 and the 10 senior living communities, or the 10 Communities, formerly leased to Sunrise Senior Living, Inc., or Sunrise, that are managed by Five Star. We refer to these 39 communities as the Managed Communities. We derive our revenues at these Managed Communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our Managed Communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2012 and 2011.

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

INCOME TAXES.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease our Managed Communities to our wholly owned taxable REIT subsidiaries, or TRSs, that, unlike most of our subsidiaries, files a separate tax return and are subject to federal and state income tax. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.

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

SEGMENT REPORTING.    As of December 31, 2012, we have three operating segments. The first operating segment includes short term and long term residential care communities that offer dining for residents. Properties in this segment include leased and managed independent living communities, assisted living communities, skilled nursing facilities and rehabilitation hospitals. We earn rental income revenues from the tenants that lease and operate our leased communities and we earn fees and services revenues from the residents of our Managed Communities. Five Star began managing our Managed

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

Communities for our account in June 2011. The second operating segment includes properties where medical related activities occur but where residential overnight stays and dining services are not provided. Properties in this segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs. The third operating segment includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment.

RECLASSIFICATIONS.    We have made reclassifications to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on net income or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS.    In January 2012, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This update clarified the application of existing fair value measurement requirements. This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. This update was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our consolidated financial statements.

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminated the option to report other comprehensive income and its components in the statement of shareholders' equity. This update was intended to enhance comparability between entities that report under generally accepted accounting principles, or GAAP, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to our consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, at cost, consisted of land of $615,623, buildings and improvements of $4,354,165 and furniture, fixtures and equipment, or FF&E, of $213,519 as of December 31, 2012; and land of $564,628, buildings and improvements of $3,969,086 and FF&E of $187,877 as of December 31, 2011. Accumulated depreciation was $645,585 and $105,318 for buildings and improvements and FF&E, respectively, as of December 31, 2012; and $543,064 and $87,197 for buildings and improvements and FF&E, respectively, as of December 31, 2011.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2012, are $406,068 in 2013, $389,755 in 2014, $373,938 in 2015, $356,626 in 2016, $315,917 in 2017 and $2,421,860, thereafter.

Senior Living Acquisitions—Leased:

During 2012, we acquired four senior living communities with a total of 511 living units for total purchase prices of approximately $36,500, including the assumption of approximately $6,876 of

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

mortgage debt and excluding closing costs. During 2011, we acquired six senior living communities with a total of 679 living units for total purchase prices of approximately $99,808, including the assumption of approximately $11,458 of mortgage debt and excluding closing costs. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Units/ Beds	Purchase Price(1)	Land	Buildings and Improvements	FF&E	Intangible Assets	Assumed Debt	Premium on Assumed Debt
Senior Living Leased Acquisitions through December 31, 2012:
July 2012(2)	Various	4	511	$36,500	$4,100	$29,728	$1,400	$1,900	$6,876	$628

		4	511	$36,500	$4,100	$29,728	$1,400	$1,900	$6,876	$628

Senior Living Leased Acquisitions through December 31, 2011:
May 2011(3)	IL	1	73	$7,500	$200	$6,925	$375	$—	$—	$—
June 2011(3)	Various	4	523	82,073	6,145	72,757	3,171	—	11,458	—
July 2011(3)	FL	1	83	10,235	890	8,728	617	—	—	—

		6	679	$99,808	$7,235	$88,410	$4,163	$—	$11,458	$—

(1)
Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs. The allocation of the purchase price of certain of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

(2)
We leased these properties to subsidiaries of Stellar Senior Living, LLC, or Stellar, for an initial term expiring in 2027 for initial rent of approximately $2,920 per year. Percentage rent, based on increased in gross revenues at these properties, will commence in 2014.

(3)
We leased these properties to Five Star and added them to existing leases with Five Star for initial rent of approximately $7,531 per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2013.

Senior Living Acquisitions—Managed Communities:

During 2012, we acquired seven senior living communities with a total of 948 living units for total purchase prices of approximately $187,462, including the assumption of approximately $41,814 of mortgage debt and excluding closing costs. During 2011, we acquired 22 senior living communities with a total of 3,187 living units for total purchase prices of approximately $556,415, including the assumption of approximately $192,573 of mortgage debt and excluding closing costs. Subsidiaries of Five Star, which we refer to in this report as Five Star, manage these communities pursuant to long term management agreements. As of December 31, 2012, we own 39 Managed Communities that are managed by Five Star. We use the TRS structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for our Managed Communities, which we began

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

acquiring in June 2011. The results of operations for the Managed Communities are included in our short and long term residential care communities segment. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Units/ Beds	Purchase Price(1)	Land	Buildings and Improvements	FF&E	Intangible Assets	Assumed Debt	Premium on Assumed Debt
Senior Living Managed Communities Acquisitions through December 31, 2012:
February 2012	AL	1	92	$11,300	$1,300	$9,071	$346	$583	$—	$—
May 2012	SC	1	59	8,059	1,092	6,405	200	362	4,789	—
July 2012	SC	1	232	37,273	3,898	30,670	943	1,762	—	—
August 2012	NY	1	310	99,000	8,460	87,492	3,069	2,726	31,187	2,747
August 2012	MO	1	87	11,280	260	10,852	530	330	5,838	692
December 2012	TN	1	90	11,550	800	10,000	322	428	—	—
December 2012	TX	1	78	9,000	1,440	6,879	246	435	—	—

		7	948	$187,462	$17,250	$161,369	$5,656	$6,626	$41,814	$3,439

Senior Living Managed Communities Acquisitions through December 31, 2011:
June 2011	Various	10	824	$114,521	$10,293	$99,270	$4,958	$—	$36,605	$—
July 2011	FL	2	269	34,436	1,300	31,989	1,147	—	12,757	—
August 2011	FL	1	121	17,158	2,390	14,369	399	—	12,459	—
December 2011	Various	8	1,916	379,000	49,180	320,370	9,450	—	130,752	—
December 2011	CA	1	57	11,300	2,010	8,951	339	—	—	—

		22	3,187	$556,415	$65,173	$474,949	$16,293	$—	$192,573	$—

(1)
Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs. The allocation of the purchase price of certain of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

See Note 5 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities and see Note 10 for further information regarding our reportable operating segments.

MOB Acquisitions:

During 2012, we acquired 13 MOBs with a total of 839,194 square feet for total purchase prices of approximately $225,695, including the assumption of approximately $73,103 of mortgage debt and excluding closing costs. During 2011, we acquired 28 MOBs with a total of 2,480,159 square feet for

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

total purchase prices of approximately $336,395, including the assumption of approximately $13,286 of mortgage debt and excluding closing costs. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Square Feet	Purchase Price(1)	Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
MOB Acquisitions through December 31, 2012:
May 2012	GA	1	28,440	$8,600	$1,080	$6,138	$1,392	$10	$—	$—
May 2012	GA	1	111,538	23,100	3,500	13,179	6,421	—	—	—
June 2012	HI	1	204,429	70,495	11,200	55,618	4,306	629	52,000	—
June 2012	MD	1	92,180	18,250	1,900	12,858	3,570	78	—	—
July 2012	TX	1	63,082	16,850	990	13,887	1,973	—	—	—
July 2012	FL	1	52,858	7,750	1,620	5,341	789	—	—	—
September 2012	MA	1	33,600	16,400	1,443	14,153	1,812	—	11,462	1,008
November 2012	TN	1	33,796	9,200	1,528	6,590	1,132	50	—	—
December 2012	MN	1	76,637	15,100	2,774	9,276	4,087	183	9,641	854
December 2012	CO	2	62,418	16,400	1,437	11,777	3,196	10	—	—
December 2012	TX	2	80,216	23,550	3,116	16,439	4,006	11	—	—

		13	839,194	$225,695	$30,588	$165,256	$32,684	$971	$73,103	$1,862

MOB Acquisitions through December 31, 2011:
January 2011	Various	6	737,018	$95,870	$16,210	$72,043	$9,217	$1,600	$—	$—
January 2011	MN	1	84,474	14,150	1,220	10,208	2,722	—	—	—
May 2011	MN	1	49,809	7,200	1,300	4,548	1,403	51	—	—
June 2011(2)	FL	3	125,990	14,550	2,600	11,551	599	200	—	—
July 2011(2)	FL	1	32,321	5,200	570	4,276	354	—	3,653	—
September 2011	Various	13	1,310,664	167,000	28,960	108,809	31,150	1,919	—	—
November 2011	VA	2	45,645	11,425	930	8,598	1,897	—	9,633	—
December 2011	IN	1	94,238	21,000	1,830	14,303	4,867	—	—	—

		28	2,480,159	$336,395	$53,620	$234,336	$52,209	$3,770	$13,286	$—

(1)
Purchase price includes the assumption of mortgage debt, if any, and excludes closing costs. The allocation of the purchase price of certain of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

(2)
In August 2011, we acquired 47 acres of land adjacent to these four MOBs for future development for an additional $4,000, excluding closing costs.

In January 2013, we acquired a senior living community located in Washington State with 150 living units for approximately $22,350, excluding closing costs. We leased this property to Stellar for an initial term expiring in 2028 at initial rent of approximately $1,732 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2016. We funded this acquisition using cash on hand and by assuming approximately $12,266 of mortgage debt.

In February 2013, we acquired two MOBs with a total of 144,900 square feet located in Washington State for approximately $38,000, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In January 2013, we entered into an agreement to acquire an MOB for approximately $14,600, excluding closing costs. The MOB is located in Mississippi and includes 71,824 square feet. The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

In May 2012, we entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise and Five Star related to the 10 Communities that we were then leasing to Sunrise, pursuant to which we and Sunrise accelerated the December 31, 2013 termination date of these Sunrise leases, and we began leasing the 10 Communities to our TRS. Five Star is managing the 10 Communities pursuant to long term management agreements. As a result of these lease terminations, we recorded a gain on lease terminations of approximately $375 during the year ended December 31, 2012. Pursuant to the Operations Transfer Agreement, we paid Sunrise $1,000 to purchase the inventory and certain improvements owned by Sunrise at these 10 Communities, which were transferred to our TRS.

In July 2012, we sold one MOB located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1,100 and recorded a loss on the sale of this property of approximately $101. In May and June 2011, we sold seven properties, including four skilled nursing facilities, one assisted living community and two MOBs, for combined sales prices totaling $39,460, excluding closing costs, and recognized a gain on sale of these properties of approximately $21,315. At December 31, 2012, one of our senior living communities located in Pennsylvania is classified as held for sale. This property is included in real estate properties in our consolidated balance sheets and has a net book value of approximately $850 at both December 31, 2012 and December 31, 2011.

We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in a reduction in rental income of $1,597 during the year ended December 31, 2012, an increase in rental income of $93 during the year ended December 31, 2011, and a reduction in rental income of $891 during the year ended December 31, 2010. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $19,340, $11,318, $4,468 during the years ended December 31, 2012, 2011 and 2010, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

At December 31, 2012 and 2011, we had recorded intangible lease assets of $161,419, including $45,290 of capitalized above market lease values and $116,129 of the value of in place leases, and $130,153, including $39,075 of capitalized above market lease values and $91,078 of the value of in place leases, and intangible lease liabilities of $21,978 and $25,487, respectively. We recorded intangible lease assets of $41,764 and $52,210 and intangible lease liabilities of $971 and $3,770 for properties acquired in 2012 and 2011, respectively. Accumulated amortization of capitalized above market lease values was $13,675 and $9,612 at December 31, 2012 and 2011, respectively. The weighted average amortization period of capitalized above market lease values is approximately 6.7 years. Accumulated amortization of capitalized below market lease values was $8,286 and $7,709 at December 31, 2012 and 2011, respectively. The weighted average amortization period of capitalized below market lease values is approximately 7.5 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $31,907 and $20,306 at December 31, 2012 and 2011, respectively. The weighted average amortization period of the value of in place leases exclusive of the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

value of above and below market in place leases is approximately 6.3 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $24,419 in 2013, $19,098 in 2014, $14,532 in 2015, $12,411 in 2016, $10,255 in 2017 and $21,430, thereafter.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell. During 2011, we recorded impairment of assets charges of $1,990 to reduce the carrying value of four of our properties to their estimated sales prices less costs to sell. During 2010, we recorded impairment of assets charges of $5,965 to reduce the carrying value of seven of our properties to their estimated fair value or sales price less costs to sell.

During 2012 and 2011, pursuant to the terms of our existing leases with Five Star, we purchased $30,520 and $33,269, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,456 and $2,665, respectively.

We committed $6,599 for expenditures related to 636,000 square feet of leases executed during 2012. Committed but unspent tenant related obligations based on executed leases as of December 31, 2012, were $6,033.

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our equity compensation plan, as then in effect, or our Share Award Plan. We awarded 78,492 common shares with an aggregate market value of $1,775, 72,450 common shares with an aggregate market value of $1,732 and 66,850 common shares with an aggregate market value of $1,625 to our officers and certain employees of Reit Management & Research LLC, or RMR, pursuant to our Share Award Plan during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we awarded each of our Trustees 2,000 common shares in each of 2012, 2011 and 2010 with an aggregate market value of $205 ($41 to each Trustee), $234 ($47 to each Trustee) and $222 ($44 to each Trustee), respectively, pursuant to our Share Award Plan as part of their annual fees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses in our consolidated income statement at the time the awards vest. At December 31, 2012, 2,911,508 of our common shares remain available for issuance under our Share Award Plan.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity (Continued)

A summary of shares granted and vested under the terms of our Share Award Plan from January 1, 2010 to December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2009	102,520	$20.04
Shares granted in 2010	76,850	$24.04
Shares vested in 2010	(60,700)	$23.85

Unvested shares at December 31, 2010	118,670	$21.83
Shares granted in 2011	82,450	$23.84
Shares vested in 2011	(68,500)	$23.36

Unvested shares at December 31, 2011	132,620	$22.86
Shares granted in 2012	87,092	$22.38
Shares vested in 2012	(79,678)	$22.18

Unvested shares at December 31, 2012	140,034	$23.03

The 140,034 unvested shares as of December 31, 2012 are scheduled to vest as follows: 53,548 shares in 2013, 41,838 shares in 2014, 29,249 shares in 2015 and 15,399 shares in 2016. As of December 31, 2012, the estimated future compensation for the unvested shares was $3,310 based on the closing share price of $23.64 on December 31, 2012. The weighted average period over which the compensation expense will be recorded is approximately 1.8 years. We recorded share based compensation expense of $1,827 in 2012, $1,659 in 2011 and $1,445 in 2010.

On January 10, 2013, we declared a quarterly distribution of $0.39 per share, or $68,857, to our common shareholders of record on January 22, 2013, with respect to our operating results for the quarter ended December 31, 2012; we expect to pay this distribution on or about February 20, 2013, using cash on hand and borrowings under our revolving credit facility. Our cash distributions to our common shareholders for the years ended December 31, 2012, 2011 and 2010, were $1.53 per share, $1.49 per share and $1.45 per share, respectively. The characterization of the distributions made in 2012, 2011 and 2010 was 62.65%, 65.64% and 68.33% ordinary income, respectively; 37.35%, 27.48% and 31.67% return of capital, respectively; 0%, 2.59% and 0% capital gain, respectively; and 0%, 4.29% and 0% unrecaptured Section 1250 gain, respectively.

In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262,068, before expenses. In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,052. In July and October 2011, we issued 11,500,000 and 9,200,000 common shares in two public offerings, raising net proceeds of approximately $247,498 and $184,735, respectively. We used the net proceeds from these offerings to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described above.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions

We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs.

RMR has approximately 820 employees. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR. Five Star's President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR and all of CWH's officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star and CWH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including CWH, but not Five Star. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or SEC.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Our business management agreement with RMR provides for payment to RMR of a business management fee at an annual rate equal to the sum of (a) 0.5% of the book value of the assets owned by us or our subsidiaries as of October 12, 1999, and (b) 0.7% of the historical cost of our other real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average of our common shares outstanding during such year. Our common shares for these purposes are valued at the average closing prices of our common shares as reported on the New York Stock Exchange, or NYSE, during the month of December of the fiscal year to which the incentive fee pertains. In determining the business management fee payable by us to RMR under the business management agreement, the historical cost of any assets we acquire from another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, will be the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in our business management agreement, rather than our acquisition costs for those properties. In such an acquisition, the business management fee we pay to RMR in respect of the acquired properties would be expected to correspond to the reduction in the similar business management fee that the selling RMR Managed REIT pays to RMR, such that RMR would not be expected to receive an increase in the business management fees payable in aggregate by us and the selling RMR Managed REIT in respect of the acquired properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition. The business management fees we paid to RMR for 2012, 2011 and 2010 were $25,372, $20,814 and $17,166, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2012 and 2011, we issued 20,462 and 8,939 of our common shares to RMR for the incentive fees for 2011 and 2010, respectively, and in March 2013 we expect to issue 21,968 of our common shares to RMR for the incentive fee for 2012.

Our property management agreement with RMR provides for management fees for our MOB properties equal to 3.0% of gross rents and construction supervision fees on those properties equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we paid to RMR for 2012, 2011 and 2010 were $5,791, $4,455 and $2,353, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was $193, $240 and $211 for 2012, 2011 and 2010, respectively, which amounts

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

Both our business management agreement with RMR and our property management agreement with RMR automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon five business days' notice if we undergo a change of control, as defined in the property management agreement. On December 11, 2012, we entered amendments to these agreements, which extended the term of the business management agreement until December 31, 2013, clarified certain currently existing policies in the business management agreement and changed certain procedures for the arbitration of disputes pursuant to these agreements.

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include Five Star and CWH, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party's behalf it shall act.

RMR also leased from us approximately 4,100 square feet of office space for one of its regional offices until that lease was terminated in December 2012. We earned approximately $186, $180 and $169 in rental income from RMR in 2012, 2011 and 2010, respectively, which we believe was commercially reasonable rent for this office space.

Under our Share Award Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our officers. In 2012, 2011 and 2010, respectively, we granted a total of 78,492 restricted shares with an aggregate value of $1,775, 72,450 restricted shares with an aggregate value of $1,732 and 66,850 restricted shares with an aggregate value of $1,625, respectively, to such persons, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Five Star was formerly our 100% owned subsidiary, Five Star is our largest tenant, we are Five Star's largest stockholder and Five Star manages several senior living communities for us. In 2001, we distributed substantially all of Five Star's then outstanding common shares to our shareholders. As of December 31, 2012, we owned 4,235,000 shares of common stock of Five Star (which includes the 1,000,000 common shares we purchased from the underwriters as part of a public offering by Five Star in June 2011 for $5,000), or approximately 8.8% of Five Star's outstanding shares of common stock. One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star. RMR provides management services to both us and Five Star. Accordingly, the transactions between us and Five Star entered after Five Star became a separate public company and that are described herein were approved by our Independent Trustees and Five Star's independent directors who are not trustees or directors of the other company. In order to effect the spin off and to govern relations after the spin off, Five Star entered into agreements with us and others, including RMR. Since then Five Star has entered into various leases with us and other agreements that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

  •
  so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter on the ability of any person or group to acquire more than 9.8% of any class of Five Star's equity shares without our consent;

  •
  so long as Five Star is our tenant or manager, Five Star will not permit nor take any action that, in our reasonable judgment, might jeopardize our tax status as a REIT;

  •
  we have the option to cancel all of Five Star's rights under the leases and management agreements it has with us upon the acquisition by a person or group of more than 9.8% of Five Star's voting stock and upon other change in control events affecting Five Star, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to Five Star's board of directors of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of Five Star's directors in office immediately prior to the making of such proposal or the nomination or appointment of such individual;

  •
  the resolution of disputes arising from Five Star's leases and other agreements with us may be resolved by binding arbitration; and

  •
  so long as Five Star is a tenant of ours or manager for us or so long as Five Star has a business management agreement with RMR, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR without first giving us or such company managed by RMR, as applicable, the opportunity to acquire or finance real estate of the type in which we or such company invests.

As of December 31, 2012, we leased 188 senior living communities and two rehabilitation hospitals to Five Star and Five Star managed 39 senior living communities for our account. Under Five Star's leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us as of December 31, 2012 was $197,688, excluding percentage rent. We recognized total rental income from Five Star of $200,912, $195,409 and $189,682 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and December 31, 2011, our rents receivable from Five

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Star were $17,680 and $17,313, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. During the years ended December 31, 2012, 2011 and 2010, pursuant to the terms of our leases with Five Star, we purchased $30,520, $33,269 and $31,894, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,456, $2,665 and $2,555, respectively.

Five Star began managing communities for our account in June 2011 in connection with our acquisition of certain senior living communities at that time. We have since acquired additional communities that are being managed by Five Star. We lease our senior living communities that are managed by Five Star that include assisted living units to our TRSs. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into three pooling agreements: two pooling agreements which pool our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. In connection with entering into the second AL Pooling Agreement, we and Five Star amended and restated the initial AL Pooling Agreement so that it includes only the management agreements for 20 identified communities. The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described below). We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return of our invested capital and Five Star's incentive fees. Under each of the pooling agreements, we have the right, after the period of time specified in the agreement has elapsed and subject to Five Star's cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if we do not receive our minimum return in each of three consecutive years. In addition, under each of the pooling agreements, Five Star

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

has a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by Five Star with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. Special committees of each of our Board of Trustees and Five Star's board of directors composed solely of our Independent Trustees and Five Star's independent directors who are not also trustees or directors of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements.

We incurred management fees of $5,582 and $835 for the years ended December 31, 2012 and 2011, respectively, with respect to the communities Five Star manages for our account. These amounts are included in property operating expenses in our consolidated statements of income and comprehensive income. We expect that we may enter additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star.

In 2010 and 2011 there were additional transactions between us and Five Star. A further description of the terms of certain of those transactions is included in our annual reports to shareholders and our Annual Reports on Form 10-K filed with the SEC, in each case for the years ended December 31, 2011 and December 31, 2010. Since January 1, 2012, we engaged in additional transactions with Five Star, including:

  •
  In February 2012, we acquired a senior living community in Alabama with 92 living units for approximately $11,300, excluding closing costs and entered into a long term management agreement with Five Star to manage this community on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units. The management agreement for this community is included in the second AL Pooling Agreement.

  •
  In May 2012, we acquired a senior living community with 59 living units in South Carolina for approximately $8,059, excluding closing costs and entered into a long term management agreement with Five Star to manage this community pursuant to a long term management agreement, on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units. The management agreement for this community is included in the second AL Pooling Agreement.

  •
  Also in May 2012, we and Five Star entered into the Operations Transfer Agreement with Sunrise. Pursuant to the Operations Transfer Agreement, we and Sunrise agreed to accelerate the December 31, 2013 termination date of 10 of our leases with Sunrise, which terminations were completed during 2012. As of December 31, 2012, we were leasing the 10 Communities to our TRS and Five Star is operating these 10 Communities as our manager, pursuant to long term management agreements, on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units. These management agreements are included in the second AL Pooling Agreement.

  •
  In July 2012, we acquired a senior living community in South Carolina with 232 living units for approximately $37,273, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community on terms substantially consistent with the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

    terms of our other management agreements with Five Star for communities that include assisted living units. This management agreement is included in our second AL Pooling Agreement.

  •
  In August 2012, we acquired a senior living community in Missouri with 87 living units for approximately $11,280, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community on terms substantially consistent with the terms of our other management agreement with Five Star for a community that includes only independent living units. In connection with this acquisition, we entered into the IL Pooling Agreement with Five Star described above.

  •
  Also in August 2012, we acquired a senior living community in New York with 310 living units for approximately $99,000, excluding closing costs. In connection with our acquisition of this community, we entered into a long term management agreement with Five Star to manage the portion of this community consisting of living units not subject to the requirements of New York healthcare licensing laws on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee we pay is equal to 5% of the gross revenues realized at that portion of the community, and there is no incentive fee payable by us under this management agreement. In order to accommodate certain requirements of New York healthcare licensing laws, our TRS subleased the portion of this community that is subject to such requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and our Treasurer and Chief Financial Officer. In August 2012, D&R Yonkers LLC entered into a long term management agreement with Five Star to manage this community for its account. That management agreement expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Under the sublease agreement, D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community. Our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC, and D&R Yonkers LLC is obligated to repay our TRS only from available revenues generated by the subleased community. Further, we have entered into an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS's sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star.

  •
  In December 2012, we acquired a senior living community in Tennessee with 90 living units for approximately $11,550, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units. This management agreement is included in our second AL Pooling Agreement.

  •
  Also in December 2012, we acquired a senior living community in Texas with 78 living units for approximately $9,000, excluding closing costs, and entered into a long term management agreement with Five Star to manage this community on terms substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units. This management agreement is included in our second AL Pooling Agreement.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

  •
  As discussed in Note 6—Loan Receivable, in May 2011, we and Five Star entered into a bridge loan, or the Bridge Loan, under which we lent Five Star $80,000. In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan. We recognized interest income from the Bridge Loan of $314 and $593 for the years ended December 31, 2012 and December 31, 2011, respectively.

  •
  As discussed in Note 7—Indebtedness, in August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with this release, we entered into amendments to the related master credit agreement and our leases with Five Star so that these 11 properties were removed from the lease created to accommodate this FNMA debt and were added to our other multi-property leases with Five Star.

CWH was formerly our parent. We were spun off to CWH's shareholders in 1999. As of the date of this report, we own 250,000 common shares of CWH. Our two Managing Trustees, Mr. Barry Portnoy and Mr. Adam Portnoy, are also managing trustees of CWH, and Mr. Adam Portnoy is also the President of CWH. In addition, one of our Independent Trustees, Mr. Frederick Zeytoonjian, is also an independent trustee of CWH. RMR provides management services to both us and CWH. Accordingly, the right of first refusal transaction agreements between us and CWH described below were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

At the time of our spin off from CWH, we and CWH entered into a transaction agreement pursuant to which, among other things, we and CWH agreed that so long as CWH owns 10% or more of our common shares, we and CWH engage the same manager or we and CWH have any common managing trustees: (1) CWH will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, but excluding MOBs, without the prior approval of a majority of our Independent Trustees, and (2) we will not make any investment in office buildings, warehouses or malls, including MOBs, without the prior approval of a majority of CWH's independent trustees.

Between November 2010 and January 2011, we purchased 27 properties (approximately 2,803,000 square feet of rental space), which were majority leased as MOBs from CWH for total sale prices of $470,000, excluding closing costs. In connection with this transaction, CWH agreed to amend the transaction agreement entered at the time of the spin off from CWH to (i) prohibit CWH from acquiring MOBs and (ii) allow us to purchase MOBs. At the same time, CWH granted us a right of first refusal to purchase certain MOB properties owned by CWH if CWH sought to sell them. In September 2011, we acquired from CWH 13 additional properties (approximately 1,310,000 square feet), which were majority leased as MOBs for total sale prices of $167,000, excluding closing costs. In connection with our September 2011 purchase of the 13 properties from CWH, we and CWH terminated our existing right of first refusal, as we have purchased substantially all of the properties that were subject to that right of first refusal. Our purchase agreements with CWH include arbitration provisions for the resolution of disputes.

We, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Trustees, all of the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

As of December 31, 2012, we have invested $5,209 in AIC since its formation in November 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,629 and $5,291 as of December 31, 2012 and 2011, respectively, which amounts are included in other assets on our consolidated balance sheets. For 2012, 2011 and 2010, we recognized income of $316 and $139 and a loss of $1, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $4,438 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $1,600 and $275, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 6. Loan Receivable

In May 2011, we and Five Star entered into the Bridge Loan under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star's purchase of a portfolio of six senior living communities. By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan. By December 31, 2011, Five Star had repaid $42,000 of those borrowings. In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan. The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star. The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%. We recognized interest income from this Bridge Loan of $314 for the year ended December 31, 2012 and $593 for the year ended December 31, 2011, which are included in interest and other income in our consolidated statements of income and comprehensive income.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness

Our principal debt obligations at December 31, 2012 were: our $750,000 unsecured revolving credit facility; four public issuances of unsecured senior notes, including: $250,000 principal amount due 2016 at an annual interest rate of 4.30%, $200,000 principal amount due 2020 at an annual interest rate of 6.75%, $300,000 principal amount due 2021 at an annual interest rate of 6.75% and $350,000 principal amount due 2042 at an annual interest rate of 5.625%; and $705,255 aggregate principal amount of mortgages secured by 56 of our properties with maturity dates from 2013 to 2043. The 56 mortgaged properties had a carrying value of $992,645 at December 31, 2012. We also have two properties subject to capital leases totaling $13,792 at December 31, 2012; these two properties had a carrying value of $15,602 at December 31, 2012.

In connection with the acquisitions discussed in Note 3 above, during the year ended December 31, 2012, we assumed $121,793 of mortgage debt, which was recorded at an aggregate fair value of $127,722. These mortgages have a weighted average interest rate of 5.84% and a weighted average maturity of 4.7 years. We recorded the assumed mortgages at their fair value, which exceeded their outstanding principal balances by $5,929. We determined the fair value of the assumed mortgages using a market approach based upon Level 2 inputs (significant other observable inputs) in the fair value hierarchy.

In January 2012, we repaid all $225,000 of our 8.625% unsecured senior notes at their maturity date. We funded this repayment using borrowings under our revolving credit facility.

In February 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $12,386, an interest rate of 6.03% and a maturity date in March 2012. In April 2012, we paid in full 17 mortgage loans encumbering 17 of our properties that had an aggregate principal balance of $32,576, weighted average interest rate of 6.95% and maturity dates in June and July 2012. In June 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $3,140, an interest rate of 6.07% and a maturity date in September 2012. In October 2012, we paid in full a mortgage loan encumbering one of our properties that had a principal balance of approximately $4,152, an interest rate of 6.50% and a maturity date in January 2013.

In July 2012, we sold $350,000 of unsecured senior notes. The notes require interest at a fixed rate of 5.625% per annum and are due in 2042. The notes can also be prepaid at par at any time beginning in July 2017. Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses were approximately $338,561. Interest on the notes is payable quarterly in arrears. We used a part of the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and we used the remaining net proceeds from this offering to prepay a part of our FNMA secured term loan and for general business purposes, which included funding a part of our recent acquisitions of properties discussed in Note 3 above.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a spread, which was 160 basis points as of December 31, 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.8% and the weighted average interest rate for borrowings under our revolving credit facility was 1.8% and 1.7% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and February 19, 2013, we had $190,000 and zero amounts, respectively outstanding under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $5,733, $2,745 and $1,606 for the years ended December 31, 2012, 2011 and 2010, respectively.

Our credit facility agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR.

Our public debt indentures and related supplements and our credit facility agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

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

In December 2011, we sold $300,000 of senior unsecured notes. The notes require interest at a fixed rate of 6.75% per annum and are due in 2021. Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses, were approximately $292,126. Interest on the notes is payable semi-annually in arrears. No principal payments are due until maturity. We used the net proceeds of this offering to repay $70,000 in borrowings under our revolving credit facility and for general business purposes, including funding in part the acquisitions described in Note 3 above.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

At December 31, 2012 and 2011, our additional outstanding debt consisted of the following:

			December 31, 2012		December 31, 2011
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	8.625%	2012	$—	$—	$225,000	$—
Senior notes	4.300%	2016	250,000	1,620	250,000	2,154
Senior notes	6.750%	2020	200,000	1,563	200,000	1,777
Senior notes	6.750%	2021	300,000	4,764	300,000	5,299
Senior notes	5.625%	2042	350,000	—	—	—

Total unsecured debt			$1,100,000	$7,947	$975,000	$9,230

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

	Principal Balance as of December 31,						Net Book Value of Collateral
					Number of Properties as Collateral	Initial Cost of Collateral
Secured and Other Debt	2012(1)	2011(1)	Interest Rate	Maturity			2012	2011
Mortgage(2)	$—	$12,400	6.03%	Mar 12	—	$17,158	$—	$17,076
Mortgage(2)	—	2,356	6.73%	Jun 12	—	4,450	—	3,696
Mortgages(2)	—	30,580	6.97%	Jul 12	—	70,114	—	61,542
Mortgage(2)(3)	—	3,177	6.07%	Sep 12	—	22,143	—	—
Mortgage(2)	—	4,224	6.50%	Jan 13	—	7,560	—	7,406
Mortgages	10,565	10,920	6.11%	Dec 13	4	17,034	14,883	14,814
Mortgages	13,759	14,009	6.91%	Dec 13	2	36,359	33,057	33,702
Mortgages	36,906	37,619	5.83%	Jun 14	2	79,000	78,594	79,108
Mortgage	30,944	—	6.015%	Mar 15	1	99,000	98,346	—
Mortgage(3)	5,121	5,215	5.65%	Jun 15	1	—	21,435	21,838
Mortgage	11,612	11,747	6.365%	Jul 15	1	14,849	14,432	14,697
Mortgages	13,051	13,310	5.66%	Jul 15	3	26,606	25,868	26,377
Mortgage	2,878	2,946	5.88%	Jul 15	1	15,397	14,774	15,173
Mortgage	6,792	—	5.81%	Oct 15	1	9,650	9,665	—
Mortgage	4,596	4,684	5.81%	Oct 15	1	8,600	8,391	8,532
Mortgages	52,000	—	5.64%	Jan 16	1	70,495	66,123	—
Mortgage	6,476	6,581	5.97%	Apr 16	1	10,272	10,051	10,194
Mortgages	90,607	93,133	5.924%	Nov 16	2	157,500	154,691	157,640
Mortgage	12,537	12,695	6.25%	Nov 16	1	22,102	21,968	21,984
Mortgage	5,810	—	5.86%	Mar 17	1	11,280	11,562	—
Mortgages	46,753	47,688	6.54%	May 17	8	62,500	56,341	57,873
Mortgage	11,419	—	6.15%	Aug 17	1	16,400	15,507	—
Mortgage-	9,641	—	6.73%	Apr 18	1	15,100	11,526	—
Mortgage(4)	296,437	300,669	6.71%	Sep 19	17	617,161	260,274	505,214
Mortgage(4)	—	200,078	6.39%	Sep 19	—	—	—	—
Mortgage(5)	3,270	3,515	7.31%	Jan 22	1	18,827	16,839	17,243
Mortgage(5)	1,608	1,725	7.85%	Jan 22	—	—	—	—
Mortgage	3,534	3,619	6.25%	Feb 33	1	5,200	4,695	4,807
Mortgage	9,492	9,623	5.95%	Sep 38	2	11,425	9,295	19,589
Mortgage	4,747	—	4.375%	Sep 43	1	8,059	7,768	—
Bonds	14,700	14,700	5.875%	Dec 27	1	34,307	26,559	27,503
Capital leases	13,792	14,211	7.70%	Apr 26	2	28,601	15,602	16,027

Total secured	$719,047	$861,424			58	$1,517,149	$1,008,246	$1,142,035

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2012 and 2011, the unamortized net premiums on certain of these mortgages were $5,430 and $191, respectively.

(2)
In 2012 we repaid this debt.

(3)
These two mortgages are collateralized by one property acquired in June 2011. One of these mortgages was repaid in 2012.

(4)
These two mortgages were closed in August 2009 and originally collateralized by 28 properties. A part of this loan requires interest at a fixed rate of 6.71% and a part of the loan required interest at a variable rate. In August 2012, we repaid the variable rate portion of the mortgage and 11 properties were released from the collateral.

(5)
These two mortgages are collateralized by one MOB property acquired in July 2008.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

We include amortization of capital lease assets in depreciation expense. Assets encumbered by capital leases had a net book value of $13,792 and $14,211 at December 31, 2012 and 2011, respectively.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2012, are as follows:

2013	$36,109
2014	48,022
2015	272,356
2016	410,136
2017	65,382
Thereafter	1,177,042

Note 8. Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at December 31, 2012 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets held for sale(1)	$850	$—	$850	$—
Long-lived assets held and used(2)	$1,966	$—	$1,966	$—
Investments in available for sale securities(3)	$25,177	$25,177	$—	$—
Unsecured senior notes(4)	$1,185,085	$1,185,085	$—	$—
Secured debt(5)	$814,591	$—	$—	$814,591

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

(2)
Long-lived assets held and used consist of one of our properties. We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property and recognized an impairment of assets charge of $3,071 during the year ended December 31, 2012 to reduce its carrying value to the amount stated.

(3)
Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2012 in active markets (Level 1 inputs).

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Fair Value of Assets and Liabilities (Continued)

(4)
We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding four issuances of senior notes (Level 1 inputs) on or about December 31, 2012. The fair values of these senior note obligations exceed their book values of $1,092,053 by $93,032 because these notes were trading at a premium to their face amounts.

(5)
We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2012 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessee as of and for the years ended December 31, 2012 and 2011:

	At December 31, 2012		At December 31, 2011
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,181,338	42%	$2,150,722	46%
All others	3,001,969	58%	2,570,869	54%

	$5,183,307	100%	$4,721,591	100%

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Rental income	% of Total	Rental income	% of Total
Five Star	$200,912	44%	$195,409	46%
All others	259,899	56%	226,757	54%

	$460,811	100%	$422,166	100%

(1)
Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation.

As discussed above, Five Star is our former subsidiary. Rental income from Five Star represented 44% of our annualized rental income and the properties Five Star leases from us represent 42% of our investments, at cost, as of December 31, 2012. As of December 31, 2012, Five Star also manages a portfolio of 39 senior living communities. These properties leased and managed by Five Star are included in our short and long term residential care communities segment. The following tables present summary financial information for Five Star for the years ended December 31, 2012, 2011 and 2010, as reported in its Annual Report on Form 10-K for the year ended December 31, 2012.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Concentration of Credit Risk (Continued)

Summary Financial Information of Five Star Quality Care, Inc.

	For the Year Ended December 31,
	2012	2011	2010
Operations
Total revenues	$1,350,878	$1,205,150	$1,133,976
Operating income	20,858	17,111	25,975
Income from continuing operations	13,428	67,485	25,354
Net income	24,945	64,201	23,492

	For the Year Ended December 31,
	2012	2011	2011
Cash Flows
Cash provided by operating activities	$56,755	$40,295	$106,906
Net cash (used in) provided by discontinued operations	(6,018)	3,417	662
Cash used in investing activities	(3,265)	(126,756)	(37,277)
Cash (used in) provided by financing activities	(51,208)	90,648	(54,538)
Change in cash and cash equivalents	(3,736)	7,604	15,753
Cash and cash equivalents at beginning of period	28,374	20,770	5,017
Cash and cash equivalents at end of period	24,638	28,374	20,770

	As of December 31,
	2012	2011
Financial Position
Current assets	$137,314	$148,252
Non-current assets	434,042	435,225
Total indebtedness	71,132	122,713
Current liabilities	183,960	189,331
Non-current liabilities	80,591	113,952
Total shareholders' equity	306,805	280,194

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the SEC. References in these financial statements to the Annual Report on Form 10-K for Five Star are included to show the source of the information only, and the other information in Five Star's Annual Report on Form 10-K is not incorporated by reference into these financial statements. See Note 5 for further information regarding our leases with Five Star.

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

	For the Year Ended December 31, 2012
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$246,948	$196,107	$17,756	$460,811
Residents fees and services	184,031	—	—	184,031

Total revenues	430,979	196,107	17,756	644,842
Expenses:
Depreciation	87,856	49,808	3,792	141,456
Property operating expenses	138,819	62,444	—	201,263
General and administrative	—	—	31,517	31,517
Acquisition related costs	—	—	9,394	9,394
Impairment of assets	—	3,071	—	3,071

Total expenses	226,675	115,323	44,703	386,701

Operating income (loss)	204,304	80,784	(26,947)	258,141
Interest and other income	—	—	1,117	1,117
Interest expense	(47,299)	(3,255)	(66,686)	(117,240)
Loss on early extinguishment of debt	—	—	(6,349)	(6,349)
Gain on lease terminations	375	—	—	375
Loss on sale of properties	—	(101)	—	(101)
Equity in earnings of an investee	—	—	316	316

Income (loss) before income tax expense	157,380	77,428	(98,549)	136,259
Income tax expense	—	—	(375)	(375)

Net income (loss)	$157,380	$77,428	$(98,924)	$135,884

Total assets	$2,767,227	$1,684,434	$296,341	$4,748,002

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2011
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$242,652	$161,809	$17,705	$422,166
Residents fees and services	27,851	—	—	27,851

Total revenues	270,503	161,809	17,705	450,017
Expenses:
Depreciation	71,020	38,453	3,792	113,265
Property operating expenses	21,639	47,328	—	68,967
General and administrative	—	—	26,041	26,041
Acquisition related costs	—	—	12,239	12,239
Impairment of assets	1,028	962	—	1,990

Total expenses	93,687	86,743	42,072	222,502

Operating income (loss)	176,816	75,066	(24,367)	227,515
Interest and other income	—	—	1,451	1,451
Interest expense	(43,862)	(996)	(53,404)	(98,262)
Loss on early extinguishment of debt	—	—	(427)	(427)
Gain on sale of properties	21,236	79	—	21,315
Equity in earnings of an investee	—	—	139	139

Income (loss) before income tax expense	154,190	74,149	(76,608)	151,731
Income tax expense	—	—	(312)	(312)

Net income (loss)	$154,190	$74,149	$(76,920)	$151,419

Total assets	$2,461,532	$1,487,364	$434,152	$4,383,048

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2010
	Short and Long Term Residential Care Communities	MOBs	All Other Operations	Consolidated
Rental income	$237,578	$85,152	$17,383	$340,113
Expenses:
Depreciation	66,172	20,445	3,792	90,409
Property operating expenses	—	20,169	—	20,169
General and administrative	—	—	21,677	21,677
Acquisition related costs	—	—	3,610	3,610
Impairment of assets	1,095	4,870	—	5,965

Total expenses	67,267	45,484	29,079	141,830

Operating income (loss)	170,311	39,668	(11,696)	198,283
Interest and other income	—	—	844	844
Interest expense	(41,076)	(862)	(38,079)	(80,017)
Loss on early extinguishment of debt	—	—	(2,433)	(2,433)
Gain on sale of properties	109	—	—	109
Equity in losses of an investee	—	—	(1)	(1)

Income (loss) before income tax expense	129,344	38,806	(51,365)	116,785
Income tax expense	—	—	(300)	(300)

Net income (loss)	$129,344	$38,806	$(51,665)	$116,485

Total assets	$1,905,938	$1,167,994	$318,724	$3,392,656

Note 11. Income Taxes

Our provision for income taxes consists of the following:

	For the year ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	375	312	300

	375	312	300

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax provision	$375	$312	$300

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Income Taxes (Continued)

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2012	2011	2010
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.3%	0.2%	0.3%
Change in valuation allowance	2.4%	0.4%	—
Other differences, net	(2.4)%	(0.4)%	—

Effective tax rate	0.3%	0.2%	0.3%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$2,169	$489
Tax loss carryforwards	1,751	241

	3,920	730
Valuation allowance	(3,814)	(617)

	106	113

Deferred tax liabilities:
Depreciable assets	(106)	(113)

	—	—

Net deferred income taxes	$—	$—

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheets.

Because of our TRSs' short operating history and the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012 and 2011. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations. As of December 31, 2012, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $4,502, which if unused, begin to expire in 2031.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$145,073	$146,972	$158,633	$194,164
Net income	32,352	33,251	25,646	44,636
Per share data:
Net income	$0.20	$0.20	$0.15	$0.25
Common distributions declared(1)	$0.38	$0.38	$0.39	$0.39

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,552	$101,162	$113,700	$136,603
Net income	31,776	51,048	29,996	38,599
Per share data:
Net income	$0.22	$0.36	$0.20	$0.24
Common distributions declared(1)	$0.37	$0.37	$0.38	$0.38

(1)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

Note 13. Pro Forma Information (unaudited)

During 2012, we purchased 11 senior living communities and 13 MOBs for $449,657 and assumed $121,793 of mortgage debt at a weighted average interest rate of 5.84% related to certain of our 2012 acquisitions. In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,052. In July 2012, we sold $350,000 unsecured senior notes due 2042 at a fixed rate of 5.625% per annum.

During 2011, we purchased 28 senior living communities and 28 MOBs for $991,618 and assumed $217,317 of mortgage debt at a weighted average interest rate of 5.94% related to certain of our 2011 acquisitions. In January 2011, we sold $250,000 unsecured senior notes due 2016 at a fixed rate of 4.30% per annum. In July and October 2011, we issued 11,500,000 and 9,200,000 common shares in two public offerings, raising net proceeds of approximately $247,498 and $184,735, respectively. In December 2011, we sold $300,000 unsecured senior notes due 2021 at a fixed rate of 6.75% per annum.

The following table presents our pro forma results of operations as if all of these 2011 and 2012 activities were completed on January 1, 2011. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 13. Pro Forma Information (unaudited) (Continued)

of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our equity or debt structure.

	For the Year Ended December 31,
	2012	2011
Total revenues	$689,703	$664,047
Net income	$140,846	$151,338
Per common share data:
Net income	$0.80	$0.86

During the year ended December 31, 2012, we recognized revenues of $26,840, property operating expenses of $15,957 and interest expense of $2,354 arising from our acquisitions completed in 2012. During the year ended December 31, 2011, we recognized revenues of $60,395, property operating expenses of $29,604 and interest expense of $2,915 arising from our acquisitions completed in 2011.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Birmingham	AL	$580	$5,980	$122	$—	$580	$6,102	$6,682	$666	8/1/2008	2001
Birmingham	AL	600	7,574	457	—	600	8,031	8,631	870	8/1/2008	2000
Cullman	AL	287	3,415	289	—	287	3,704	3,991	866	11/19/2004	1998
Madison	AL	334	3,981	429	—	334	4,410	4,744	993	11/19/2004	1998
Priceville	AL	1,300	9,447	72	—	1,300	9,519	10,819	234	2/1/2012	2006
Sheffield	AL	394	4,684	454	—	394	5,138	5,532	1,134	11/19/2004	1998
Peoria	AZ	2,687	15,843	2,586	—	2,687	18,429	21,116	5,882	1/11/2002	1990
Phoenix	AZ	3,820	6,711	(45)	—	3,820	6,666	10,486	333	12/22/2010	1982
Phoenix	AZ	1,380	6,349	304	—	1,380	6,653	8,033	210	9/30/2011	1987
Scottsdale	AZ	941	8,807	268	—	941	9,075	10,016	4,165	5/16/1994	1990
Scottsdale	AZ	2,315	13,650	3,660	—	2,315	17,310	19,625	5,129	1/11/2002	1984
Sun City	AZ	1,189	10,569	268	—	1,189	10,837	12,026	4,976	6/17/1994	1990
Sun City West	AZ	395	3,307	1	—	395	3,308	3,703	927	2/28/2003	1998
Tucson	AZ	4,429	26,119	3,239	—	4,429	29,358	33,787	9,456	1/11/2002	1989
Yuma	AZ	223	2,100	2,131	—	223	4,231	4,454	1,703	6/30/1992	1984
Yuma	AZ	103	604	194	—	103	798	901	412	6/30/1992	1984
Anaheim	CA	2,850	6,964	734	—	2,850	7,698	10,548	788	7/9/2008	1992
Encinitas	CA	1,510	18,042	306	—	1,510	18,348	19,858	2,210	3/31/2008	1999
Fremont	CA	4,580	10,370	835	—	4,580	11,205	15,785	333	9/30/2011	1991
Fremont	CA	3,750	12,656	—	—	3,750	12,656	16,406	396	9/30/2011	1985
Fremont	CA	3,200	10,177	—	—	3,200	10,177	13,377	318	9/30/2011	1990
Fresno	CA	738	2,577	188	—	738	2,765	3,503	1,613	12/28/1990	1963
Fresno	CA	880	12,751	244	—	880	12,995	13,875	1,551	3/31/2008	1996
Laguna Hills	CA	3,172	28,184	643	—	3,172	28,827	31,999	13,093	9/9/1994	1975
Lancaster	CA	601	1,859	2,929	—	601	4,788	5,389	2,003	12/28/1990	1969
Los Angeles	CA	24,640	88,277	825	—	24,640	89,102	113,742	4,631	11/22/2010	1978
Los Angeles	CA	24,640	90,352	1,082	—	24,640	91,434	116,074	4,745	11/22/2010	1978

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Redlands	CA	1,770	9,982	186	—	1,770	10,168	11,938	1,213	3/31/2008	1999
Roseville	CA	1,620	10,262	265	—	1,620	10,527	12,147	1,253	3/31/2008	1998
San Bernardino	CA	1,250	9,069	682	—	1,250	9,751	11,001	1,731	8/31/2006	1988
San Diego	CA	9,142	53,904	9,441	—	9,142	63,345	72,487	19,368	1/11/2002	1987
San Diego	CA	2,466	46,473	—	—	2,466	46,473	48,939	3,970	8/6/2009	1986
San Diego	CA	1,225	23,077	1	—	1,225	23,078	24,303	1,971	8/6/2009	1986
San Diego	CA	1,508	28,753	—	—	1,508	28,753	30,261	2,456	8/6/2009	1986
Stockton	CA	382	2,750	503	—	382	3,253	3,635	1,798	6/30/1992	1968
Stockton(4)	CA	1,176	11,171	5,111	—	1,176	16,282	17,458	4,003	9/30/2003	1988
Stockton	CA	670	14,419	289	—	670	14,708	15,378	1,754	3/31/2008	1999
Thousand Oaks	CA	622	2,522	2,454	—	622	4,976	5,598	2,144	12/28/1990	1965
Van Nuys	CA	718	378	696	—	718	1,074	1,792	550	12/28/1990	1969
Walnut Creek	CA	2,010	9,290	765	—	2,010	10,055	12,065	284	12/1/2011	1996
Canon City	CO	292	6,228	1,015	(3,512)	292	3,731	4,023	1,325	9/26/1997	1970
Colorado Springs	CO	245	5,236	1,666	(3,031)	245	3,871	4,116	1,278	9/26/1997	1972
Colorado Springs	CO	1,380	8,894	45	—	1,380	8,939	10,319	113	7/31/2012	1977
Delta	CO	167	3,570	764	—	167	4,334	4,501	1,730	9/26/1997	1963
Grand Junction	CO	204	3,875	1,434	—	204	5,309	5,513	2,564	12/30/1993	1968
Grand Junction	CO	173	2,583	2,081	—	173	4,664	4,837	2,281	12/30/1993	1978
Lakewood	CO	232	3,766	2,850	—	232	6,616	6,848	3,083	12/28/1990	1972
Littleton	CO	185	5,043	2,313	—	185	7,356	7,541	3,668	12/28/1990	1965
Littleton	CO	400	3,507	—	—	400	3,507	3,907	982	2/28/2003	1998
Thornton	CO	961	10,867	—	—	961	10,867	11,828	—	12/28/2012	1987
Thornton	CO	475	909	1	—	475	910	1,385	—	12/28/2012	1987
Wheat Ridge	CO	470	3,373	—	—	470	3,373	3,843	232	4/1/2010	2005
Cromwell	CT	570	5,304	—	—	570	5,304	5,874	265	12/22/2010	1998
Wallingford	CT	430	3,136	27	—	430	3,163	3,593	157	12/22/2010	1984
Washington	DC	13,700	8,400	1,042	—	13,700	9,442	23,142	952	12/22/2008	1966
Washington	DC	13,600	24,880	1,882	—	13,600	26,762	40,362	2,529	5/20/2009	1976

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Newark	DE	2,010	11,852	2,770	—	2,010	14,622	16,632	4,410	1/11/2002	1982
Newark	DE	1,500	19,447	950	—	1,500	20,397	21,897	2,368	3/31/2008	1998
Wilmington	DE	4,365	25,739	2,148	—	4,365	27,887	32,252	8,585	1/11/2002	1988
Wilmington(4)	DE	1,179	6,950	1,288	—	1,179	8,238	9,417	2,786	1/11/2002	1974
Wilmington	DE	38	227	1,078	—	38	1,305	1,343	353	1/11/2002	1965
Wilmington	DE	869	5,126	3,255	—	869	8,381	9,250	2,566	1/11/2002	1989
Alachua	FL	512	4,935	—	—	512	4,935	5,447	195	6/6/2011	2009
Alachua	FL	512	4,941	—	—	512	4,941	5,453	196	6/6/2011	2009
Alachua	FL	1,080	1,675	28	—	1,080	1,703	2,783	66	6/6/2011	1985
Alachua	FL	165	—	—	—	165	—	165	—	6/6/2011	N/A
Alachua	FL	331	—	—	—	331	—	331	—	6/6/2011	N/A
Alachua(4)	FL	570	4,276	—	—	570	4,276	4,846	151	7/26/2011	2007
Alachua	FL	4,000	—	—	—	4,000	—	4,000	—	8/30/2011	N/A
Boca Raton	FL	4,166	39,633	729	—	4,166	40,362	44,528	18,791	5/20/1994	1994
Boca Raton(4)	FL	3,200	46,800	1,181	—	3,200	47,981	51,181	1,414	12/15/2011	1990
Boynton Beach	FL	2,390	14,768	322	—	2,390	15,090	17,480	601	8/9/2011	1994
Boynton Beach	FL	1,620	5,341	—	—	1,620	5,341	6,961	56	7/27/2012	1985
Cape Coral	FL	400	2,907	—	—	400	2,907	3,307	817	2/28/2003	1998
Coral Springs	FL	3,410	20,104	22,484	—	3,410	42,588	45,998	8,763	1/11/2002	1984
Deerfield Beach	FL	1,690	14,972	536	—	1,690	15,508	17,198	7,103	5/16/1994	1986
Deerfield Beach	FL	3,196	18,848	14,474	—	3,196	33,322	36,518	8,045	1/11/2002	1990
Fort Myers	FL	2,385	21,137	716	—	2,385	21,853	24,238	9,896	8/16/1994	1984
Fort Myers	FL	369	2,174	2,274	—	369	4,448	4,817	1,066	1/11/2002	1990
Holly Hill(4)	FL	900	21,202	781	—	900	21,983	22,883	915	7/22/2011	1926
Hollywood	FL	4,500	40,500	2,186	—	4,500	42,686	47,186	1,279	12/15/2011	1986
Naples	FL	3,200	2,898	12,391	—	3,200	15,289	18,489	2,180	8/31/2006	1984
Orlando	FL	135	532	28	—	135	560	695	55	12/22/2008	1997
Orlando	FL	519	1,799	318	—	519	2,117	2,636	187	12/22/2008	1997
Orlando	FL	1,946	7,197	351	—	1,946	7,548	9,494	731	12/22/2008	1997

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Palm Harbor	FL	3,379	29,945	814	—	3,379	30,759	34,138	14,198	5/16/1994	1992
Palm Harbor(4)	FL	3,449	20,336	4,990	—	3,449	25,326	28,775	7,626	1/11/2002	1989
Plantation(4)	FL	4,700	24,300	661	—	4,700	24,961	29,661	833	12/15/2011	1989
Pompano Beach	FL	7,700	2,127	34,418	—	7,700	36,545	44,245	5,421	8/31/2006	1985
Pompano Beach	FL	2,500	15,500	380	—	2,500	15,880	18,380	527	12/15/2011	1991
Port Charlotte	FL	400	11,934	350	—	400	12,284	12,684	531	7/22/2011	1996
Port St. Lucie	FL	1,242	11,009	326	—	1,242	11,335	12,577	5,222	5/20/1994	1993
Port St. Lucie	FL	890	9,345	292	—	890	9,637	10,527	407	7/22/2011	2007
Tampa	FL	4,850	6,349	7	—	4,850	6,356	11,206	828	10/30/2007	1986
West Palm Beach	FL	2,061	12,153	9,315	—	2,061	21,468	23,529	5,712	1/11/2002	1988
Alpharetta	GA	5,390	26,712	—	—	5,390	26,712	32,102	2,922	8/21/2008	2006
Athens	GA	337	4,006	396	—	337	4,402	4,739	976	11/19/2004	1998
Atlanta(4)	GA	5,800	9,305	3	—	5,800	9,308	15,108	1,193	11/30/2007	1978
Atlanta	GA	4,980	11,266	260	—	4,980	11,526	16,506	541	1/26/2011	2002
Columbus	GA	294	3,505	132	—	294	3,637	3,931	823	11/19/2004	1999
Conyers	GA	342	4,068	821	—	342	4,889	5,231	1,025	11/19/2004	1997
Conyers	GA	750	7,796	(8)	—	750	7,788	8,538	439	9/30/2010	2008
Dalton	GA	262	3,119	343	—	262	3,462	3,724	747	11/19/2004	1997
Decatur-	GA	3,100	4,436	447	—	3,100	4,883	7,983	571	7/9/2008	1986
Decatur	GA	3,500	13,179	—	—	3,500	13,179	16,679	192	5/30/2012	1992
Evans	GA	230	2,663	347	—	230	3,010	3,240	685	11/19/2004	1998
Gainesville	GA	268	3,186	191	—	268	3,377	3,645	768	11/19/2004	1998
Jonesboro	GA	1,800	20,664	369	—	1,800	21,033	22,833	943	6/20/2011	2007
Macon	GA	183	2,179	284	—	183	2,463	2,646	559	11/19/2004	1998
Roswell	GA	1,080	6,138	25	—	1,080	6,163	7,243	102	5/7/2012	2007
Savannah	GA	1,200	19,090	3,847	—	1,200	22,937	24,137	3,550	10/1/2006	1987
Savannah	GA	400	5,670	794	—	400	6,464	6,864	1,153	11/1/2006	1989
Savannah(4)	GA	800	7,800	153	—	800	7,953	8,753	362	6/23/2011	2005
Snellville	GA	870	4,030	121	—	870	4,151	5,021	355	12/10/2009	1997

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Tucker	GA	690	6,210	711	—	690	6,921	7,611	1,437	6/3/2005	1997
Honolulu(4)	HI	11,200	55,618	—	—	11,200	55,618	66,818	695	6/18/2012	1981
Clarinda	IA	77	1,453	906	—	77	2,359	2,436	1,229	12/30/1993	1968
Des Moines	IA	123	627	893	—	123	1,520	1,643	567	7/1/2000	1965
Glenwood	IA	322	2,098	1,572	—	322	3,670	3,992	1,272	7/1/2000	1964
Mediapolis	IA	94	1,776	708	—	94	2,484	2,578	1,309	12/30/1993	1973
Pacific Junction	IA	32	306	90	—	32	396	428	180	4/1/1995	1978
Winterset	IA	111	2,099	1,312	(314)	111	3,097	3,208	1,615	12/30/1993	1973
Coeur d'Alene	ID	910	7,170	44	—	910	7,214	8,124	92	7/31/2012	1993
Idaho Falls	ID	510	6,640	55	—	510	6,695	7,205	85	7/31/2012	1978
Arlington Heights	IL	3,665	32,587	696	—	3,665	33,283	36,948	15,132	9/9/1994	1986
Buffalo Grove	IL	3,800	11,456	163	—	3,800	11,619	15,419	654	9/16/2010	2009
Rockford	IL	200	7,300	14	—	200	7,314	7,514	333	5/1/2011	1999
Romeoville	IL	1,120	19,582	—	—	1,120	19,582	20,702	2,142	8/21/2008	2005
Springfield	IL	300	6,744	1,014	—	300	7,758	8,058	1,314	8/31/2006	1990
Waukegan	IL	2,420	9,382	—	—	2,420	9,382	11,802	293	9/30/2011	1998
Waukegan	IL	2,700	9,590	152	—	2,700	9,742	12,442	300	9/30/2011	1990
Auburn(4)	IN	380	8,246	40	—	380	8,286	8,666	951	9/1/2008	1999
Avon(4)	IN	850	11,888	152	—	850	12,040	12,890	1,372	9/1/2008	1999
Bloomington	IN	5,400	25,129	2,993	—	5,400	28,122	33,522	2,714	11/1/2008	1983
Greenwood	IN	1,830	14,303	85	—	1,830	14,388	16,218	390	12/1/2011	2007
Indianapolis(4)	IN	2,785	16,396	4,795	—	2,785	21,191	23,976	6,147	1/11/2002	1986
Kokomo(4)	IN	220	5,899	163	—	220	6,062	6,282	705	9/1/2008	1998
La Porte(4)	IN	770	5,550	35	—	770	5,585	6,355	670	9/1/2008	1998
Marion(4)	IN	410	5,409	209	—	410	5,618	6,028	659	9/1/2008	2000
Shelbyville(4)	IN	190	5,328	79	—	190	5,407	5,597	635	9/1/2008	1999
South Bend	IN	400	3,107	—	—	400	3,107	3,507	872	2/28/2003	1998
Terra Haute(4)	IN	300	13,115	46	—	300	13,161	13,461	1,535	9/1/2008	2005
Vincennes(4)	IN	110	3,603	340	—	110	3,943	4,053	464	9/1/2008	1985

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Ellinwood	KS	130	1,137	490	—	130	1,627	1,757	738	4/1/1995	1972
Lawrence	KS	1,600	18,565	122	—	1,600	18,687	20,287	1,729	10/1/2009	1988
Overland Park	KS	1,274	1,126	12,361	—	1,274	13,487	14,761	3,795	1/11/2002	1989
Overland Park(4)	KS	2,568	15,140	3,451	—	2,568	18,591	21,159	5,596	10/25/2002	1985
Bowling Green	KY	365	4,345	487	—	365	4,832	5,197	1,048	11/19/2004	1999
Frankfort	KY	560	8,282	1,180	—	560	9,462	10,022	1,579	8/31/2006	1989
Hopkinsville(4)	KY	316	3,761	185	—	316	3,946	4,262	884	11/19/2004	1999
Lafayette(5)	KY	—	10,848	10,985	—	—	21,833	21,833	9,679	1/11/2002	1985
Lexington(5)	KY	—	6,394	2,144	—	—	8,538	8,538	5,089	1/11/2002	1980
Louisville(4)	KY	3,524	20,779	5,537	—	3,524	26,316	29,840	8,119	1/11/2002	1984
Mayfield	KY	268	2,730	736	—	268	3,466	3,734	770	11/19/2004	1999
Paducah	KY	450	5,358	812	—	450	6,170	6,620	1,305	11/19/2004	2000
Somerset	KY	200	4,919	257	—	200	5,176	5,376	784	11/6/2006	2000
Auburn	MA	1,510	7,000	310	—	1,510	7,310	8,820	817	8/8/2008	1977
Boston	MA	7,600	18,140	—	—	7,600	18,140	25,740	869	1/26/2011	1993
Braintree	MA	3,193	16,652	15,995	—	3,193	32,647	35,840	10,820	1/1/2002	1975
Fitchburg	MA	330	3,361	32	—	330	3,393	3,723	372	8/8/2008	1994
Leominster	MA	1,520	8,703	718	—	1,520	9,421	10,941	1,013	8/8/2008	1966
Lexington	MA	3,600	15,555	1,874	(7,255)	3,600	10,174	13,774	1,202	12/22/2008	1994
Mansfield	MA	1,190	5,737	—	—	1,190	5,737	6,927	287	12/22/2010	1988
Mansfield	MA	1,360	7,326	108	—	1,360	7,434	8,794	372	12/22/2010	1988
Mansfield	MA	2,090	8,215	—	—	2,090	8,215	10,305	411	12/22/2010	2002
Milford	MA	510	3,039	595	—	510	3,634	4,144	483	8/8/2008	1989
Millbury	MA	160	767	—	—	160	767	927	85	8/8/2008	1950
Reading(4)	MA	1,443	14,153	—	—	1,443	14,153	15,596	88	9/27/2012	1986
Spencer	MA	270	2,607	476	—	270	3,083	3,353	342	8/8/2008	1992
Westborough	MA	920	6,956	126	—	920	7,082	8,002	775	8/8/2008	1986
Westborough	MA	230	135	—	—	230	135	365	16	8/8/2008	1900
Winchester	MA	3,218	18,988	10,073	—	3,218	29,061	32,279	7,153	1/11/2002	1991

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Woburn	MA	3,809	19,862	16,341	—	3,809	36,203	40,012	11,997	1/1/2002	1969
Worcester	MA	191	2,133	113	(889)	191	1,357	1,548	174	8/8/2008	1992
Worcester	MA	865	10,912	1,136	—	865	12,048	12,913	1,234	8/8/2008	1989
Worcester	MA	730	3,634	42	—	730	3,676	4,406	403	8/8/2008	1986
Worcester	MA	1,200	6,176	101	—	1,200	6,277	7,477	690	8/8/2008	1985
Worcester	MA	770	10,408	528	—	770	10,936	11,706	1,234	8/8/2008	1990
Annapolis	MD	1,290	12,373	515	—	1,290	12,888	14,178	1,525	3/31/2008	2001
Bel Air(4)	MD	4,750	16,504	2	—	4,750	16,506	21,256	2,115	11/30/2007	1980
Bowie	MD	408	3,421	416	—	408	3,837	4,245	1,139	10/25/2002	2000
Chevy Chase(4)	MD	15,170	92,830	639	—	15,170	93,469	108,639	2,621	12/15/2011	1990
Columbia	MD	1,390	10,303	154	—	1,390	10,457	11,847	1,256	3/31/2008	2001
Easton	MD	383	4,555	2,961	—	383	7,516	7,899	1,636	10/25/2002	2000
Ellicott City(4)	MD	1,409	22,691	6,135	—	1,409	28,826	30,235	6,845	3/1/2004	1997
Frederick	MD	385	3,444	426	—	385	3,870	4,255	1,156	10/25/2002	1998
Frederick	MD	1,260	9,464	184	—	1,260	9,648	10,908	1,155	3/31/2008	1999
Hagerstown	MD	1,040	7,471	225	—	1,040	7,696	8,736	916	3/31/2008	1999
Pikesville	MD	2,000	4,974	231	—	2,000	5,205	7,205	513	12/22/2008	1987
Severna Park(4)	MD	229	9,798	1,628	—	229	11,426	11,655	3,202	10/25/2002	1998
Silver Spring	MD	3,301	29,065	714	—	3,301	29,779	33,080	13,741	7/25/1994	1992
Silver Spring	MD	1,200	9,288	6,017	—	1,200	15,305	16,505	3,992	10/25/2002	1996
Silver Spring	MD	1,900	12,858	186	—	1,900	13,044	14,944	161	6/27/2012	1973
Hampton	MI	300	2,406	—	—	300	2,406	2,706	676	2/28/2003	1998
Monroe	MI	400	2,606	—	—	400	2,606	3,006	737	2/28/2003	1998
Portage	MI	300	2,206	—	—	300	2,206	2,506	621	2/28/2003	1998
Portage	MI	600	5,212	—	—	600	5,212	5,812	1,462	2/28/2003	1998
Saginaw	MI	300	2,506	—	—	300	2,506	2,806	706	2/28/2003	1998
Blaine(4)	MN	2,774	9,276	1	—	2,774	9,277	12,051	—	12/21/2012	2007
Eagan	MN	400	2,506	—	—	400	2,506	2,906	787	2/28/2003	1998
Eagan	MN	2,300	13,105	40	—	2,300	13,145	15,445	657	12/22/2010	1986

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Mendota Heights	MN	1,220	10,208	60	—	1,220	10,268	11,488	490	1/25/2011	1989
Rogers	MN	2,760	45,789	268	—	2,760	46,057	48,817	5,813	3/1/2008	1999
Roseville	MN	590	702	—	—	590	702	1,292	22	9/30/2011	1991
Shoreview	MN	1,300	4,547	55	—	1,300	4,602	5,902	181	5/20/2011	1988
West St. Paul	MN	400	3,608	100	—	400	3,708	4,108	1,147	2/28/2003	1998
Joplin(4)	MO	260	11,382	39	—	260	11,421	11,681	119	8/31/2012	2003
St. Joseph	MO	111	1,027	1,355	—	111	2,382	2,493	1,035	6/4/1993	1976
Oxford	MS	450	5,791	270	—	450	6,061	6,511	973	10/1/2006	2000
Southaven	MS	450	5,795	329	—	450	6,124	6,574	979	10/1/2006	2000
Burlington(4)	NC	575	9,697	203	—	575	9,900	10,475	424	6/23/2011	1998
Cary(4)	NC	713	4,628	1,794	—	713	6,422	7,135	1,929	10/25/2002	1999
Chapel Hill	NC	800	6,414	—	—	800	6,414	7,214	1,799	2/28/2003	1996
Charlotte	NC	500	13,960	36	—	500	13,996	14,496	1,222	11/17/2009	1999
Charlotte	NC	820	7,790	38	—	820	7,828	8,648	689	11/17/2009	2001
Charlotte	NC	2,475	11,451	267	—	2,475	11,718	14,193	514	6/20/2011	1999
Durham	NC	595	5,200	83	—	595	5,283	5,878	232	6/20/2011	1988
Kings Mountain(4)	NC	655	8,283	85	—	655	8,368	9,023	365	6/23/2011	1998
Mooresville(4)	NC	595	7,305	190	—	595	7,495	8,090	319	6/23/2011	1999
New Bern(4)	NC	1,245	20,898	162	—	1,245	21,060	22,305	869	6/20/2011	2001
Pineville	NC	630	15,230	7	—	630	15,237	15,867	1,330	11/17/2009	1998
Pineville	NC	550	7,570	140	—	550	7,710	8,260	664	11/17/2009	1998
Wilson(4)	NC	610	14,787	14	—	610	14,801	15,411	637	6/20/2011	2004
Ashland	NE	28	1,823	1,262	—	28	3,085	3,113	1,153	7/1/2000	1965
Blue Hill	NE	56	1,064	808	—	56	1,872	1,928	678	7/1/2000	1967
Central City	NE	21	919	650	—	21	1,569	1,590	653	7/1/2000	1969
Columbus	NE	88	561	462	—	88	1,023	1,111	427	7/1/2000	1955
Grand Island	NE	119	1,446	1,404	—	119	2,850	2,969	1,179	4/1/1995	1963
Gretna	NE	237	673	890	—	237	1,563	1,800	583	7/1/2000	1972
Milford	NE	24	880	648	—	24	1,528	1,552	636	7/1/2000	1967

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
North Platte	NE	370	8,968	362	—	370	9,330	9,700	1,118	2/17/2008	1988
Omaha	NE	650	5,850	370	—	650	6,220	6,870	1,309	6/3/2005	1992
Omaha	NE	4,680	22,022	—	—	4,680	22,022	26,702	2,409	8/21/2008	2007
Sutherland	NE	19	1,251	460	—	19	1,711	1,730	650	7/1/2000	1970
Utica	NE	21	569	431	—	21	1,000	1,021	376	7/1/2000	1966
Waverly	NE	529	686	609	—	529	1,295	1,824	597	7/1/2000	1989
Manchester	NH	1,540	22,119	—	—	1,540	22,119	23,659	1,060	1/26/2011	1979
Cherry Hill	NJ	1,001	8,175	400	—	1,001	8,575	9,576	2,017	12/29/2003	1999
Lakewood(6)	NJ	4,885	28,803	2,533	—	4,885	31,336	36,221	9,662	1/11/2002	1987
Mt. Arlington	NJ	1,375	11,232	741	—	1,375	11,973	13,348	2,815	12/29/2003	2001
Teaneck(4)	NJ	4,950	44,550	556	—	4,950	45,106	50,056	1,383	12/15/2011	1989
Albuquerque(4)	NM	3,828	22,572	5,000	—	3,828	27,572	31,400	7,938	1/11/2002	1986
Albuquerque	NM	540	10,105	8	—	540	10,113	10,653	1,317	10/30/2007	1977
Albuquerque	NM	1,660	9,173	8	—	1,660	9,181	10,841	1,195	10/30/2007	1983
Albuquerque	NM	1,060	9,875	8	—	1,060	9,883	10,943	1,287	10/30/2007	1973
Albuquerque	NM	3,480	25,245	1,532	—	3,588	26,669	30,257	1,402	12/22/2010	1975
Albuquerque	NM	1,430	2,609	46	—	1,474	2,611	4,085	131	12/22/2010	1975
Albuquerque	NM	1,470	1,587	120	—	1,470	1,707	3,177	81	12/22/2010	1984
Albuquerque	NM	959	2,065	86	—	959	2,151	3,110	104	12/22/2010	1984
Albuquerque	NM	363	266	46	—	363	312	675	14	12/22/2010	1984
Albuquerque	NM	1,998	1,070	—	—	1,998	1,070	3,068	54	12/22/2010	1984
Reno	NV	2,420	49,580	356	—	2,420	49,936	52,356	1,431	12/15/2011	1989
Brooklyn	NY	3,870	8,545	6	—	3,870	8,551	12,421	935	8/8/2008	1971
Dewitt	NY	600	5,004	8	—	600	5,012	5,612	156	9/30/2011	1991
East Syracuse(4)	NY	420	18,407	65	—	420	18,472	18,892	2,053	7/9/2008	1999
East Syracuse	NY	720	17,084	96	—	720	17,180	17,900	1,840	9/30/2008	2001
Mineola	NY	4,920	24,056	790	—	4,920	24,846	29,766	755	9/30/2011	1971
White Plains	NY	4,900	13,594	—	—	4,900	13,594	18,494	1,346	1/26/2009	1952
Yonkers(4)	NY	8,460	90,561	375	—	8,466	90,930	99,396	968	8/31/2012	2000

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Columbus(4)	OH	3,623	27,778	6,516	—	3,623	34,294	37,917	10,420	1/11/2002	1989
Grove City	OH	332	3,081	791	—	332	3,872	4,204	1,678	6/4/1993	1965
Solon	OH	450	2,305	164	—	450	2,469	2,919	121	12/22/2010	1974
Solon	OH	550	2,147	55	—	550	2,202	2,752	67	9/30/2011	1975
Midwest City	OK	410	2,970	—	—	410	2,970	3,380	247	9/1/2009	1985
Oklahoma City	OK	500	19,046	—	—	500	19,046	19,546	1,587	9/1/2009	1978
Oklahoma City	OK	430	2,955	—	—	430	2,955	3,385	246	9/1/2009	1992
Oklahoma City	OK	480	1,546	—	—	480	1,546	2,026	129	9/1/2009	1991
Beaver Falls	PA	1,500	13,500	381	—	1,500	13,881	15,381	2,845	10/31/2005	1997
Canonsburg	PA	1,518	13,493	587	—	1,518	14,080	15,598	10,229	3/1/1991	1985
Clarks Summit	PA	1,001	8,233	300	—	1,001	8,533	9,534	2,040	12/29/2003	2001
Elizabeth	PA	696	6,304	688	—	696	6,992	7,688	1,420	10/31/2005	1986
Exton	PA	1,001	8,233	1,016	—	1,001	9,249	10,250	2,102	12/29/2003	2000
Fort Washington	PA	3,100	6,829	(4)	(7,918)	653	1,354	2,007	40	6/25/2008	1997
Fort Washington	PA	1,010	4,837	62	—	1,010	4,899	5,909	152	9/30/2011	1996
Glen Mills	PA	1,001	8,233	469	—	1,001	8,702	9,703	2,121	12/29/2003	2001
Greensburg	PA	450	12,478	14	—	450	12,492	12,942	598	1/26/2011	1997
Horsham	PA	1,010	4,456	292	—	1,010	4,748	5,758	223	12/22/2010	1983
King of Prussia	PA	1,540	4,743	(11)	—	1,540	4,732	6,272	518	8/8/2008	1997
King of Prussia	PA	880	2,871	—	—	880	2,871	3,751	138	1/26/2011	1996
Murrysville	PA	300	2,506	—	—	300	2,506	2,806	775	2/28/2003	1998
New Britain (Chalfont)	PA	979	8,052	484	—	979	8,536	9,515	2,076	12/29/2003	1998
Penn Hills	PA	200	904	—	—	200	904	1,104	282	2/28/2003	1997
Pittsburgh	PA	644	5,856	497	(5,739)	644	614	1,258	408	10/31/2005	1987
Pittsburgh	PA	3,000	11,828	644	—	3,000	12,472	15,472	1,463	6/11/2008	1991
Pittsburgh	PA	2,480	6,395	545	—	2,480	6,940	9,420	331	12/22/2010	1996
Plymouth Meeting	PA	1,680	9,187	83	—	1,680	9,270	10,950	288	9/30/2011	1996
South Park	PA	898	8,102	235	—	898	8,337	9,235	1,731	10/31/2005	1995
Tiffany Court (Kingston)	PA	—	5,682	1,420	—	—	7,102	7,102	1,580	12/29/2003	1997

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Whitehall	PA	1,599	14,401	1,177	—	1,599	15,578	17,177	3,175	10/31/2005	1987
Lincoln	RI	520	10,077	1	—	520	10,078	10,598	1,144	6/25/2008	1997
Anderson	SC	295	3,509	213	—	295	3,722	4,017	836	11/19/2004	1999
Beaufort	SC	188	2,234	586	—	188	2,820	3,008	739	11/19/2004	1999
Beaufort	SC	1,200	10,810	196	—	1,200	11,006	12,206	486	6/20/2011	2005
Camden	SC	322	3,697	832	—	322	4,529	4,851	1,041	11/19/2004	1999
Charleston(4)	SC	848	14,000	187	—	848	14,187	15,035	603	6/20/2011	1999
Charleston(4)	SC	1,092	6,605	187	—	1,092	6,792	7,884	116	5/29/2012	1998
Columbia	SC	300	1,905	—	—	300	1,905	2,205	535	2/28/2003	1998
Columbia	SC	610	7,900	27	—	610	7,927	8,537	694	11/17/2009	2002
Columbia	SC	390	4,659	43	—	390	4,702	5,092	233	12/22/2010	1988
Columbia	SC	1,580	4,520	54	—	1,580	4,574	6,154	142	9/30/2011	1990
Greenville	SC	700	7,240	85	—	700	7,325	8,025	645	11/17/2009	2002
Greenwood	SC	310	2,790	193	—	310	2,983	3,293	641	6/3/2005	1999
Hartsville	SC	401	4,775	571	—	401	5,346	5,747	1,183	11/19/2004	1999
Lexington	SC	363	4,322	402	—	363	4,724	5,087	1,082	11/19/2004	1999
Little River(4)	SC	750	9,018	51	—	750	9,069	9,819	381	6/23/2011	2000
Mt. Pleasant	SC	3,898	31,613	445	—	3,898	32,058	35,956	405	7/1/2012	1981
Myrtle Beach	SC	543	3,202	3,400	—	543	6,602	7,145	1,688	1/11/2002	1980
Orangeburg	SC	303	3,607	686	—	303	4,293	4,596	971	11/19/2004	1999
Rock Hill	SC	300	1,705	—	—	300	1,705	2,005	514	2/28/2003	1998
Seneca	SC	396	4,714	470	—	396	5,184	5,580	1,141	11/19/2004	2000
West Columbia	SC	520	3,831	—	—	520	3,831	4,351	192	12/22/2010	2000
Huron	SD	144	3,108	4	—	144	3,112	3,256	1,674	6/30/1992	1968
Huron	SD	45	968	1	—	45	969	1,014	521	6/30/1992	1968
Sioux Falls	SD	253	3,062	4	—	253	3,066	3,319	1,652	6/30/1992	1960
Brentwood	TN	1,528	6,037	—	—	1,528	6,037	7,565	13	11/30/2012	2010
Clarksville	TN	320	2,994	611	—	320	3,605	3,925	565	12/31/2006	1997
Clarksville	TN	800	10,322	12	—	800	10,334	11,134	12	12/19/2012	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Cleveland	TN	305	3,627	677	—	305	4,304	4,609	936	11/19/2004	1998
Cookeville	TN	322	3,828	574	—	322	4,402	4,724	932	11/19/2004	1998
Franklin(4)	TN	322	3,833	558	—	322	4,391	4,713	935	11/19/2004	1997
Gallatin	TN	280	3,327	244	—	280	3,571	3,851	800	11/19/2004	1998
Goodlettsville	TN	300	3,207	100	—	300	3,307	3,607	927	2/28/2003	1998
Jackson(4)	TN	295	3,506	311	—	295	3,817	4,112	870	11/19/2004	1999
Knoxville(4)	TN	304	3,618	1,639	—	304	5,257	5,561	1,075	11/19/2004	1998
Maryville	TN	400	3,507	—	—	400	3,507	3,907	982	2/28/2003	1998
Nashville	TN	750	6,750	4,077	—	750	10,827	11,577	1,890	6/3/2005	1979
Allen	TX	2,590	17,912	—	—	2,590	17,912	20,502	1,959	8/21/2008	2006
Austin	TX	400	21,021	213	—	400	21,234	21,634	2,411	6/25/2008	1975
Austin	TX	1,540	27,467	328	—	1,540	27,795	29,335	2,952	10/31/2008	1993
Austin	TX	300	4,557	—	—	300	4,557	4,857	228	12/22/2010	1996
Austin	TX	760	5,186	259	—	760	5,445	6,205	252	1/26/2011	1980
Bellaire	TX	1,238	11,010	270	—	1,238	11,280	12,518	5,205	5/16/1994	1991
Boerne	TX	220	4,926	87	—	220	5,013	5,233	614	2/7/2008	1990
Conroe	TX	620	14,074	—	—	620	14,074	14,694	759	10/26/2010	2009
Dallas	TX	4,709	27,768	4,653	—	4,709	32,421	37,130	9,846	1/11/2002	1987
Dallas	TX	2,300	25,200	202	—	2,300	25,402	27,702	760	12/15/2011	1989
El Paso	TX	2,301	13,567	1,547	—	2,301	15,114	17,415	4,703	1/11/2002	1989
Fredericksburg	TX	280	4,866	95	—	280	4,961	5,241	611	2/7/2008	1999
Heath	TX	1,135	7,891	—	—	1,135	7,891	9,026	—	12/31/2012	2005
Houston	TX	5,537	32,647	6,332	—	5,537	38,979	44,516	12,141	1/11/2002	1989
Houston	TX	990	13,887	—	—	990	13,887	14,877	145	7/17/2012	2007
Irving	TX	2,830	15,082	10	—	2,830	15,092	17,922	1,713	6/25/2008	1995
Kerrville	TX	250	5,300	346	—	250	5,646	5,896	470	11/17/2009	2001
Lubbock	TX	1,110	9,804	(6)	—	1,110	9,798	10,908	633	6/4/2010	2009
Marble Falls	TX	1,440	7,125	14	—	1,440	7,139	8,579	8	12/19/2012	1994
North Garland	TX	1,981	8,548	—	—	1,981	8,548	10,529	—	12/31/2012	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
San Antonio(4)	TX	4,283	25,256	5,528	—	4,283	30,784	35,067	9,178	1/11/2002	1989
San Antonio	TX	1,100	13,900	375	—	1,100	14,275	15,375	1,235	11/17/2009	2003
San Antonio	TX	1,200	6,500	24	—	1,200	6,524	7,724	577	11/17/2009	2003
Woodlands(4)	TX	3,694	21,782	3,732	—	3,694	25,514	29,208	8,342	1/11/2002	1988
Arlington	VA	1,885	16,734	269	—	1,885	17,003	18,888	7,846	7/25/1994	1992
Charlottesville	VA	2,976	26,422	432	—	2,976	26,854	29,830	12,447	11/19/2004	1998
Charlottesville(4)	VA	641	7,633	777	—	641	8,410	9,051	1,892	6/17/1994	1991
Chesapeake	VA	160	1,498	740	—	160	2,238	2,398	596	5/30/2003	1987
Chesapeake	VA	2,370	23,705	95	—	2,370	23,800	26,170	999	6/20/2011	2006
Fairfax	VA	2,500	7,147	476	—	2,500	7,623	10,123	871	12/22/2008	1990
Fredericksburg(4)	VA	287	8,480	1,256	—	287	9,736	10,023	2,759	10/25/2002	1998
Midlothian	VA	1,103	13,126	1,328	—	1,103	14,454	15,557	3,193	11/19/2004	1996
Newport News(4)	VA	581	6,921	386	—	581	7,307	7,888	1,637	11/19/2004	1998
Norfolk	VA	1,530	9,531	173	—	1,530	9,704	11,234	1,014	12/22/2008	1999
Norfolk	VA	1,780	8,354	652	—	1,780	9,006	10,786	865	5/20/2009	1981
Norfolk	VA	1,920	16,538	30	—	1,920	16,568	18,488	716	6/20/2011	2005
Poquoson	VA	220	2,041	656	—	220	2,697	2,917	707	5/30/2003	1987
Richmond	VA	134	3,191	541	—	134	3,732	3,866	1,136	10/25/2002	1998
Richmond	VA	732	8,717	686	—	732	9,403	10,135	2,065	11/19/2004	1999
Richmond(4)	VA	326	3,166	—	—	326	3,166	3,492	86	11/22/2011	2005
Richmond(4)	VA	604	5,432	—	—	604	5,432	6,036	147	11/22/2011	2005
Virginia Beach	VA	893	7,926	246	—	893	8,172	9,065	3,753	5/16/1994	1990
Williamsburg	VA	270	2,468	940	—	270	3,408	3,678	839	5/30/2003	1987
Kent(4)	WA	1,300	8,458	13	—	1,300	8,471	9,771	106	7/31/2012	1971
Seattle	WA	256	4,869	68	—	256	4,937	5,193	2,627	11/1/1993	1964
Brookfield	WI	832	3,849	4,087	—	832	7,936	8,768	3,115	12/28/1990	1964
Clintonville	WI	30	1,625	459	—	30	2,084	2,114	1,139	12/28/1990	1965
Clintonville	WI	14	1,695	772	—	14	2,467	2,481	1,254	12/28/1990	1960
Glendale	WI	250	3,797	—	—	250	3,797	4,047	309	9/30/2009	1964

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(Dollars appearing in the table below are in thousands)

		Initial Cost to Company				Cost at December 31, 2012
City	State	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction Date
Glendale	WI	1,500	33,747	—	—	1,500	33,747	35,247	2,742	9/30/2009	1963
Grafton	WI	500	10,058	—	—	500	10,058	10,558	817	9/30/2009	2009
Kenosha	WI	750	7,669	47	—	750	7,716	8,466	959	1/1/2008	2000
Madison	WI	144	1,633	1,700	(751)	144	2,582	2,726	1,334	12/28/1990	1920
Madison	WI	700	7,461	33	—	700	7,494	8,194	930	1/1/2008	2000
Mequon(4)	WI	800	8,388	396	—	800	8,784	9,584	1,094	1/1/2008	1999
Oak Creek	WI	650	18,396	217	—	650	18,613	19,263	2,326	1/1/2008	2001
Pewaukee	WI	984	2,432	1,216	—	984	3,648	4,632	1,776	9/10/1998	1963
Pewaukee	WI	3,900	41,140	—	—	3,900	41,140	45,040	3,343	9/30/2009	1994
Racine	WI	1,150	22,436	—	—	1,150	22,436	23,586	1,823	9/30/2009	1986
Sheboygan	WI	1,400	35,168	—	—	1,400	35,168	36,568	2,857	9/30/2009	1986
Sheboygan	WI	120	4,014	—	—	120	4,014	4,134	326	9/30/2009	1987
Sheboygan	WI	300	975	—	—	300	975	1,275	79	9/30/2009	1987
Waukesha	WI	68	3,452	2,983	—	68	6,435	6,503	3,279	12/28/1990	1958
Wauwatosa	WI	2,300	6,245	—	—	2,300	6,245	8,545	507	9/30/2009	1964
West Allis	WI	1,600	20,377	865	—	1,600	21,242	22,842	2,619	1/1/2008	2001
Laramie	WY	191	3,632	786	—	191	4,418	4,609	2,321	12/30/1993	1964
Worland	WY	132	2,507	1,009	—	132	3,516	3,648	1,810	12/30/1993	1970

Total		$617,912	$4,172,834	$421,970	$(29,409)	$615,623	$4,567,684	$5,183,307	$750,903

(1)
Aggregate cost for federal income tax purposes is approximately $5.2 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
For assets transferred to us upon our spin off from CommonWealth REIT, or CWH, indicates the dates acquired by CWH, our predecessor.

(4)
These properties are collateral for our $690.5 million of mortgage notes.

(5)
These properties are subject to our $13.8 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(Dollars in thousands)

        Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2009	$3,317,983	$454,317
Additions	452,381	85,788
Disposals	(2,687)	(1,233)
Impairment	(5,965)	—

Balance at December 31, 2010	3,761,712	538,872
Additions	989,637	101,272
Disposals	(27,540)	(9,655)
Impairment	(2,218)	(228)

Balance at December 31, 2011	4,721,591	630,261
Additions	466,155	121,172
Disposals	(846)	(8)
Impairment	(3,593)	(522)

Balance at December 31, 2012	$5,183,307	$750,903

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ DAVID J. HEGARTY David J. Hegarty President and Chief Operating Officer
Dated: February 19, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. HEGARTY David J. Hegarty	President and Chief Operating Officer	February 19, 2013
/s/ RICHARD A. DOYLE Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 19, 2013
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 19, 2013
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 19, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 19, 2013
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 19, 2013
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	February 19, 2013