Form 10-Q
period 2013-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2013-05-01
CIK 1075415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares outstanding as of May 1, 2013:  188,075,568.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2013

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.   Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$627,696	$615,623
Buildings and improvements	4,633,644	4,567,684
	5,261,340	5,183,307
Less accumulated depreciation	782,111	750,903
	4,479,229	4,432,404
Cash and cash equivalents	38,989	42,382
Restricted cash	11,876	9,432
Deferred financing fees, net	28,409	29,410
Acquired real estate leases and other intangible assets, net	120,732	115,837
Other assets	132,034	118,537
Total assets	$4,811,269	$4,748,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$190,000
Senior unsecured notes, net of discount	1,092,374	1,092,053
Secured debt and capital leases	734,227	724,477
Accrued interest	21,595	15,757
Assumed real estate lease obligations, net	15,121	13,692
Other liabilities	63,807	65,455
Total liabilities	1,927,124	2,101,434

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 188,075,568 and 176,553,600 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,880	1,765
Additional paid in capital	3,495,681	3,233,354
Cumulative net income	1,079,056	1,043,821
Cumulative other comprehensive income	13,318	4,562
Cumulative distributions	(1,705,790)	(1,636,934)
Total shareholders’ equity	2,884,145	2,646,568
Total liabilities and shareholders’ equity	$4,811,269	$4,748,002

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$114,373	$109,505
Residents fees and services	75,056	35,568
Total revenues	189,429	145,073

Expenses:
Property operating expenses	74,582	39,334
Depreciation	38,302	33,377
General and administrative	8,648	7,685
Acquisition related costs	1,903	688
Impairment of assets	1,304	3,071
Total expenses	124,739	84,155

Operating income	64,690	60,918

Interest and other income	173	482
Interest expense	(29,564)	(28,889)
Equity in earnings of an investee	76	45
Income before income tax expense	35,375	32,556
Income tax expense	(140)	(204)
Net income	35,235	32,352

Other comprehensive income:
Change in net unrealized gain / loss on investments	8,764	2,231
Share of comprehensive income of an investee	(8)	(1)
Comprehensive income	$43,991	$34,582

Weighted average shares outstanding	184,605	162,647

Net income per share	$0.19	$0.20

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35,235	$32,352
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,302	33,377
Amortization of deferred financing fees and debt discounts	1,065	1,555
Straight line rental income	(1,833)	(2,858)
Amortization of acquired real estate leases and other intangible assets	995	546
Impairment of assets	1,304	3,071
Equity in earnings of an investee	(76)	(45)
Change in assets and liabilities:
Restricted cash	(2,444)	(3,168)
Other assets	(3,822)	2,987
Accrued interest	5,838	(2,677)
Other liabilities	(868)	7,234
Cash provided by operating activities	73,696	72,374

Cash flows from investing activities:
Real estate acquisitions and deposits	(73,406)	(30,273)
Real estate improvements	(3,265)	(2,577)
Cash used for investing activities	(76,671)	(32,850)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	261,859	—
Proceeds from borrowings on revolving credit facility	—	284,000
Repayments of borrowings on revolving credit facility	(190,000)	(19,000)
Redemption of senior notes	—	(225,000)
Repayment of other debt	(3,199)	(15,907)
Payment of deferred financing fees	(221)	(69)
Distributions to shareholders	(68,857)	(61,806)
Cash used for financing activities	(418)	(37,782)

(Decrease) increase in cash and cash equivalents	(3,393)	1,742
Cash and cash equivalents at beginning of period	42,382	23,560
Cash and cash equivalents at end of period	$38,989	$25,302

Supplemental cash flow information:
Interest paid	$22,660	$30,011
Income taxes paid	81	—

Non-cash investing activities:
Acquisitions funded by assumed debt	(12,266)	—

Non-cash financing activities:
Assumption of mortgage notes payable	12,266	—
Issuance of common shares	582	453

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances among us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This update has not caused any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2013, we owned 395 properties located in 40 states and Washington, D.C.

Triple Net Senior Living Communities Acquisitions:

In January 2013, we acquired a senior living community located in Redmond, WA with 150 living units for approximately $22,350, excluding closing costs.  We funded this acquisition using cash on hand, borrowings under our revolving credit facility, and by assuming approximately $12,266 of mortgage debt which was recorded at a fair value of $13,306.  Details of this acquisition are as follows:

Triple Net Senior Living Communities Acquisitions since January 1, 2013:

Date	Location	Number of Properties	Units/ Beds	Purchase Price (1)	Land	Buildings and Improvements	FF&E	Intangible Assets	Assumed Debt	Premium on Assumed Debt

January 2013 (2)	Redmond, WA	1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040

(1)                Purchase price includes the assumption of mortgage debt and excludes closing costs.  The allocation of the purchase price of our acquisition shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these condensed consolidated financial statements.

(2)                We leased this property to a subsidiary of Stellar Senior Living, LLC for an initial term expiring in 2028 for initial rent of approximately $1,732 per year.  Percentage rent, based on an increase in gross revenues at this property, will commence in 2016.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Managed Senior Living Communities Acquisitions:

In April 2013, we entered into an agreement to acquire one senior living community for approximately $22,030, excluding closing costs.  The senior living community is located in Cumming, GA and includes 93 private pay assisted living units. We expect that a subsidiary of Five Star Quality Care, Inc., which together with its subsidiaries, we refer to in this report as Five Star, will manage this community for our account pursuant to a long term management agreement. The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property. As of March 31, 2013, we own 39 communities that are managed by Five Star. We use the taxable REIT subsidiary, or TRS, structures authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for our managed senior living communities, which we began acquiring in June 2011. See Note 11 for more information regarding our management arrangements with Five Star.

MOB Acquisitions:

In February 2013, we acquired two properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with a total of 144,900 square feet located in Bothell, WA for approximately $38,000, excluding closing costs.  We funded this acquisition using cash on hand. In March 2013, we acquired a MOB with 71,824 square feet located in Hattiesburg, MS for approximately $14,600, excluding closing costs. We funded this acquisition using cash on hand. Details of these acquisitions are as follows:

MOB Acquisitions since January 1, 2013:

Date	Location	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations
February 2013	Bothell, WA	2	145	$38,000	$5,639	$25,239	$8,442	$1,539
March 2013	Hattiesburg, MS	1	72	$14,600	$1,269	$11,691	$2,323	$683
		3	217	$52,600	$6,908	$36,930	$10,765	$2,222

(1)             Purchase price excludes closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these condensed consolidated financial statements.

In April 2013, we entered into an agreement to acquire an MOB, which has not yet closed, for approximately $21,500, excluding closing costs. The MOB is located in Cherry Hill, NJ and includes

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

53,976 square feet. The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three months ended March 31, 2013 and 2012, we recorded impairment of assets charges of $1,304 and $3,071, respectively, to reduce the carrying value of one of our properties to its estimated net sale price.

At March 31, 2013, one of our senior living communities located in Pittsburgh, PA is classified as held for sale.  This property is included in real estate properties in our condensed consolidated balance sheets and has a net book value of approximately $850 at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, pursuant to the terms of our existing leases with Five Star, we purchased $8,171 of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $656.

Note 4.  Unrealized Gain / Loss on Investments

As of March 31, 2013, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares as of March 31, 2013 ($22.44 and $6.69 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan.  By December 31, 2011, Five Star had repaid $42,000 of those borrowings.  In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan required interest payable to us at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $275 for the three months ended March 31, 2012, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 6.  Indebtedness

Our principal debt obligations at March 31, 2013 were: our (1) $750,000 unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250,000 principal amount due 2016 at an annual interest rate of 4.30%, (b) $200,000 principal amount due 2020 at an annual interest rate of 6.75%, (c) $300,000 principal amount due 2021 at an annual interest rate of 6.75% and (d) $350,000 principal amount due 2042 at an annual interest rate of 5.625%; and (3) $714,439 aggregate principal amount of mortgages secured by 57 of our properties with maturity dates from 2013 to 2043.  The 57 mortgaged properties had a carrying value of $983,479 at March 31, 2013.  We also have two properties subject to capital leases totaling $13,676 at March 31, 2013; these two properties had a carrying value of $18,124 at March 31, 2013.

In connection with the acquisitions discussed in Note 3 above, during the three months ended March 31, 2013, we assumed $12,266 of mortgage debt, which was recorded at a fair value of $13,306.  This mortgage has a contractual interest rate of 6.25% and matures in May 2015.  We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,040.  We determined the fair value of the assumed mortgages using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 160 basis points as of March 31, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2013.  We incurred interest expense and other associated costs related to our revolving credit facility of $231 for the three months ended March 31, 2013.  As of March 31, 2013, we had no borrowings outstanding and $750,000 available under our revolving credit facility.

Note 7.  Shareholders’ Equity

On February 19, 2013, we paid a $0.39 per share, or $68,857, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2012.  On April 2, 2013, we declared a quarterly distribution of $0.39 per share, or $73,349, to our common shareholders of record on April 17, 2013, with respect to our operating results for the quarter ended March 31, 2013; we expect to pay this distribution on or about May 21, 2013.  On February 9, 2012, we paid a $0.38 per share, or $61,806, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2011.  On May 9, 2012, we paid a $0.38 per share, or $61,813, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2012.

In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262,068 after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

purposes, including the partial funding of the acquisitions described above with the remainder to be used for general business purposes, including possible future acquisitions.

Under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 27, 2013, we issued 21,968 common shares in payment of an incentive fee of approximately $582 for services rendered to us by RMR during 2012.

Note 8.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at March 31, 2013 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$850	$—	$850	$—
Long-lived assets held and used(2)	$653	$—	$653	$—
Investments in available for sale securities(3)	$33,942	$33,942	$—	$—
Unsecured senior notes(4)	$1,196,030	$1,196,030	$—	$—
Secured debt(5)	$818,510	$—	$—	$818,510

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

(2)             Long-lived assets held and used consist of one of our properties.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property.  We have previously recorded impairment of assets charges of $1,304 and $3,071 for the three months ended March 31, 2013 and 2012, respectively, to this property in order to reduce its carrying value to the amount stated.

(3)             Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at March 31, 2013 in active markets (Level 1 inputs).

(4)             We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding four issuances of senior notes (Level 1 inputs) on or about March 31, 2013.  The fair values of these senior note obligations exceed their aggregate book values of $1,092,374 by $103,656 because these notes were trading at a premium to their face amounts.

(5)             We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at March 31, 2013 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at March 31, 2013 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9.  Segment Reporting

We have four operating segments, of which three are reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities leased to our TRSs that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities and assisted living communities, skilled nursing facilities, or SNFs, and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

Following the transfer of the ten properties formerly leased to Sunrise Senior Living, Inc., or Sunrise, to one of our TRSs and management by Five Star for our account, which will be effective for the full year 2013, we determined that the segregation of our managed senior living communities into its own reporting segment is appropriate because this is the way our management began to assess the performance of this part of our business and to make operating decisions for these properties. We previously operated through two reportable segments: short and long term residential care communities and MOBs. We also renamed our short and long term residential care communities segment to triple net senior living communities. Prior year amounts have been restated to reflect the segregation of our managed senior living communities into a reportable business segment.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$56,765	$—	$53,204	$4,404	$114,373
Residents fees and services	—	75,056	—	—	75,056
Total revenues	56,765	75,056	53,204	4,404	189,429

Expenses:
Depreciation	16,917	6,849	13,588	948	38,302
Property operating expenses	—	57,904	16,678	—	74,582
General and administrative	—	—	—	8,648	8,648
Acquisition related costs	—	—	—	1,903	1,903
Impairment of assets	—	—	1,304	—	1,304
Total expenses	16,917	64,753	31,570	11,499	124,739

Operating income (loss)	39,848	10,303	21,634	(7,095)	64,690

Interest and other income	—	—	—	173	173
Interest expense	(6,463)	(3,068)	(1,348)	(18,685)	(29,564)
Equity in earnings of an investee	—	—	—	76	76
Income (loss) before income tax expense	33,385	7,235	20,286	(25,531)	35,375
Income tax expense	—	—	—	(140)	(140)
Net income (loss)	$33,385	$7,235	$20,286	$(25,671)	$35,235

Total assets	$1,910,293	$954,155	$1,522,646	$424,175	$4,811,269

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$58,824	$—	$46,261	$4,420	$109,505
Residents fees and services	—	35,568	—	—	35,568
Total revenues	58,824	35,568	46,261	4,420	145,073

Expenses:
Depreciation	17,191	3,706	11,532	948	33,377
Property operating expenses	—	25,499	13,835	—	39,334
General and administrative	—	—	—	7,685	7,685
Acquisition related costs	—	—	—	688	688
Impairment of assets	—	—	3,071	—	3,071
Total expenses	17,191	29,205	28,438	9,321	84,155

Operating income (loss)	41,633	6,363	17,823	(4,901)	60,918

Interest and other income	—	—	—	482	482
Interest expense	(10,245)	(2,933)	(412)	(15,299)	(28,889)
Equity in earnings of an investee	—	—	—	45	45
Income (loss) before income tax expense	31,388	3,430	17,411	(19,673)	32,556
Income tax expense	—	—	—	(204)	(204)
Net income (loss)	$31,388	$3,430	$17,411	$(19,877)	$32,352

Total assets	$2,003,386	$730,879	$644,811	$1,004,745	$4,383,821

Note 10. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 43.4% of our annualized rental income and the properties Five Star leases from us represented 41.5% of our investments, at cost, as of March 31, 2013.  As of March 31, 2013, Five Star also managed 39 senior living communities for our account.  The following tables present summary financial information for Five Star for the three months ended March 31, 2013, as reported in its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2013.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31,
Operations	2013	2012
Total revenues	$360,052	$327,150
Operating income	2,405	3,001
Income from continuing operations	2,314	1,222
Net income	1,935	369

	For the Three Months Ended March 31,
Cash Flows	2013	2012
Cash provided by operating activities	$2,011	$7,392
Net cash (used in) provided by discontinued operations	(2,161)	107
Cash provided by (used in) investing activities	(9,028)	(8,942)
Cash (used in) provided by financing activities	(304)	(286)
Change in cash and cash equivalents	(9,482)	(1,729)
Cash and cash equivalents at beginning of period	24,638	28,374
Cash and cash equivalents at end of period	15,156	26,645

	As of March 31,
Financial Position	2013	2012
Current assets	$140,178	$144,195
Non-current assets	428,475	434,042
Total indebtedness	62,209	62,493
Current liabilities	183,006	190,841
Non-current liabilities	76,696	80,591
Total shareholders’ equity	308,951	306,805

The summary financial information of Five Star is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for Five Star are included to show the source of the information only, and the other information in Five Star’s Quarterly Report on Form 10-Q is not incorporated by reference into these financial statements.  See Note 11 for further information regarding our leases and management arrangements with Five Star.

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

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include Five Star.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Operating Officer, Mr. David Hegarty, is a director of RMR.  Five Star’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, but not Five Star.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees for the three months ended March 31, 2013 and 2012 of $6,550 and $6,360, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2013, we issued 21,968 of our common shares to RMR for the incentive fee payable to RMR for 2012, in accordance with the terms of our business management agreement.

In connection with our property management agreement with RMR, we recognized aggregate property management and construction supervision fees for the three months ended March 31, 2013 and 2012 were $1,600 and $1,399, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated balance sheets.

Five Star was formerly our 100% owned subsidiary.  Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages several senior living communities for us.  In 2001, we distributed substantially all of Five Star’s then outstanding common shares to our shareholders.  As of March 31, 2013, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.8% of Five Star’s outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.

As of March 31, 2013, we leased 188 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us as of March 31, 2013 was $198,357, excluding percentage rent.  We recognized total rental income from Five Star of $49,444 and $48,811 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, our rents receivable from Five Star were $17,620 and $17,680, respectively, and those amounts are included in due from affiliate in our condensed consolidated balance sheets.  We had deferred percentage rent under our Five Star leases of $1,254 and $1,211 for the three months ended March 31, 2013 and 2012, respectively.  We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met.  During the three months ended March 31, 2013, pursuant to the terms of our leases with Five Star, we purchased $8,171 of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $654.

As of March 31, 2013, Five Star managed 39 senior living communities for our account.  We lease our senior living communities that are managed by Five Star that include assisted living units to our TRSs, and Five Star manages our communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and Five Star have entered into three pooling agreements: two pooling agreements which pool our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and Five Star amended and restated the initial AL Pooling Agreement

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

so that it includes only the management agreements for 20 identified communities.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to the applicable pooling agreement, including determinations of our return of our invested capital and Five Star’s incentive fees.  We incurred management fees of $2,295 and $1,068 for the three months ended March 31, 2013 and 2012, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.  We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star.  For example, on April 16, 2013, we entered an agreement to acquire a senior living community located in Cumming, GA with 93 assisted living units, for approximately $22,030, excluding closing costs.  If this acquisition is completed, we will lease this community to one of our TRSs and we expect to enter into a long term management agreement with Five Star to manage this community on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units and that this management agreement would be added to the second AL Pooling Agreement.  This acquisition is subject to due diligence and other conditions and there can be no assurance that the acquisition will be completed, that it will not be delayed or that its terms will not change.

We own a senior living community in New York with 310 living units, a portion of which is managed by Five Star pursuant to a long term management agreement with us with respect to the living units at this community that are not subject to the requirements of New York healthcare licensing laws.  The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee we pay is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable by us.  In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the portion of this community that is subject to those requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and our Treasurer and Chief Financial Officer.  Five Star manages this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC.  Under the sublease agreement, D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community and our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC.

As discussed above in Note 5, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan.  We recognized interest income from the Bridge Loan of $275 for the three months ended March 31, 2012.

We, RMR, Five Star and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

As of March 31, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,697 and $5,629 as of March 31, 2013 and December 31, 2012, respectively, which amounts are include in other assets on our condensed consolidated balance sheets.  For the three months ended March 31, 2013 and 2012, we recognized income of $76 and $45, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $4,438 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 12.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three months ended March 31, 2013 and 2012, we recognized current income tax expense of $140 and $204, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except living unit / bed or square foot data):

(As of March 31, 2013)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(1)	% of Total Investment	Investment per Unit / Bed or Square Foot(2)	Q1 2013 NOI(3)	% of Q1 2013 NOI

Facility Type
Independent living(4)	62	15,180		$1,855,007	35.2%	$122,201	$34,022	29.7%
Assisted living(4)	151	11,158		1,285,493	24.3%	$115,208	32,875	28.6%
Nursing homes(4)	48	5,024		210,394	4.0%	$41,878	4,303	3.7%
Rehabilitation hospitals	2	364		76,463	1.5%	$210,063	2,717	2.4%
Subtotal senior living communities	263	31,726		3,427,357	65.0%	$108,030	73,917	64.4%
MOBs	122	8,543,000	sq. ft.	1,653,966	31.5%	$194	36,526	31.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	4,404	3.8%
Total	395			$5,261,340	100.0%		$114,847	100.0%

Tenant / Operator / Managed Properties(7)

Five Star (Lease No. 1)	91	6,731		703,069	13.3%	$104,452	14,708	12.8%
Five Star (Lease No. 2)	53	7,564		750,202	14.2%	$99,181	17,618	15.3%
Five Star (Lease No. 3)	17	3,281		350,690	6.7%	$106,885	8,500	7.4%
Five Star (Lease No. 4)	29	3,335		385,642	7.3%	$115,635	8,618	7.5%
Subtotal Five Star	190	20,911		2,189,603	41.5%	$104,711	49,444	43.0%
Sunrise / Marriott(5)	4	1,619		126,326	2.4%	$78,027	3,133	2.8%
Brookdale	18	894		61,122	1.2%	$68,369	1,754	1.5%
6 private senior living companies (combined)	12	1,620		93,977	1.8%	$58,010	2,434	2.1%
Managed senior living communities(6)	39	6,682		956,329	18.1%	$143,120	17,152	15.0%
Subtotal senior living communities	263	31,726		3,427,357	65.0%	$108,030	73,917	64.4%
Multi-tenant MOBs	122	8,543,000	sq. ft.	1,653,966	31.5%	$194	36,526	31.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.5%	$222	4,404	3.8%
Total	395			$5,261,340	100.0%		$114,847	100.0%

Tenant / Managed Property Operating Statistics(7)

	Rent Coverage		Occupancy
	2012	2011	2012	2011

Five Star (Lease No. 1)	1.22x	1.22x	85.0%	84.1%
Five Star (Lease No. 2)	1.20x	1.29x	81.5%	81.8%
Five Star (Lease No. 3)	1.67x	1.74x	88.9%	90.0%
Five Star (Lease No. 4)	1.20x	1.16x	85.9%	84.6%
Subtotal Five Star	1.29x	1.32x	84.5%	84.3%
Sunrise / Marriott(5)	1.91x	1.96x	93.4%	92.6%
Brookdale	2.41x	2.23x	94.8%	92.1%
6 private senior living companies (combined)	2.28x	2.80x	83.1%	84.0%
Managed senior living communities(6)	NA	NA	87.4%	86.5%
Subtotal senior living communities	1.40x	1.43x	85.7%	85.3%
Multi-tenant MOBs	NA	NA	93.3%	95.9%
Wellness centers	2.21x	2.15x	100.0%	100.0%
Total	1.45x	1.48x

(1)             Amounts are before depreciation, but after impairment write downs, if any.

(2)             Represents investment carrying value divided by the number of living units, beds or leased square feet at March 31, 2013.

(3)             Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(4)             Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(5)             Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(6)             These 39 managed senior living communities are leased to our TRSs and managed by Five Star.  The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through March 31, 2013 was 87.3%.

(7)             Operating data for multi-tenant MOBs are presented as of March 31, 2013 and 2012; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2012 and 2011, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

The following tables set forth information regarding our lease expirations as of March 31, 2013 (dollars in thousands):

	Annualized Rental Income(1) (2)				Percent of Total	Cumulative Percentage of
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2013	$—	$17,631	$—	$17,631	3.8%	3.8%
2014	—	25,134	—	25,134	5.4%	9.2%
2015	3,039	20,802	—	23,841	5.1%	14.3%
2016	—	19,685	—	19,685	4.2%	18.5%
2017	43,998	25,038	—	69,036	14.7%	33.2%
2018	14,540	20,264	—	34,804	7.4%	40.6%
2019	599	29,612	—	30,211	6.4%	47.0%
2020	—	11,865	—	11,865	2.5%	49.5%
2021	1,424	5,121	—	6,545	1.4%	50.9%
Thereafter	173,021	39,246	17,536	229,803	49.1%	100.0%
Total	$236,621	$214,398	$17,536	$468,555	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  8.5 years

(1)                   Annualized rental income is rents pursuant to existing leases as of March 31, 2013, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)                   Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended March 31, 2013, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2013 – 3.3%; 2014 – 4.7%; 2015 – 4.4%, 2016 – 3.7%; 2017 – 12.9%; 2018 – 6.5%; 2019 – 5.6%; 2020 – 2.2%; 2021 – 1.2% and thereafter – 55.5%.

	Number of Tenants				Percent of Total Number of	Cumulative Percentage of Number of
Year	Senior Living Communities(1)	MOBs	Wellness Centers	Total	Tenancies Expiring	Tenancies Expiring

2013	—	96	—	96	15.9%	15.9%
2014	—	108	—	108	17.9%	33.8%
2015	3	96	—	99	16.3%	50.1%
2016	—	69	—	69	11.4%	61.5%
2017	2	75	—	77	12.7%	74.2%
2018	1	51	—	52	8.6%	82.8%
2019	1	32	—	33	5.4%	88.2%
2020	—	22	—	22	3.6%	91.8%
2021	1	12	—	13	2.1%	93.9%
Thereafter	4	31	2	37	6.1%	100.0%
Total	12	592	2	606	100.0%

(1)                   Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2013	—	0.0%	0.0%	576,108	—	576,108	6.5%	6.5%
2014	—	0.0%	0.0%	1,234,062	—	1,234,062	13.8%	20.3%
2015	423	1.7%	1.7%	853,124	—	853,124	9.6%	29.9%
2016	—	0.0%	1.7%	879,061	—	879,061	9.8%	39.7%
2017	4,229	16.9%	18.6%	1,001,432	—	1,001,432	11.2%	50.9%
2018	1,619	6.5%	25.1%	626,867	—	626,867	7.0%	57.9%
2019	175	0.7%	25.8%	939,676	—	939,676	10.5%	68.4%
2020	—	0.0%	25.8%	519,671	—	519,671	5.8%	74.2%
2021	361	1.4%	27.2%	201,360	—	201,360	2.4%	76.6%
Thereafter	18,237	72.8%	100.0%	1,281,570	812,000	2,093,570	23.4%	100.0%
Total	25,044	100.0%		8,112,931	812,000	8,924,931	100.0%

(1)                   Excludes 6,682 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2013, 2014 – 0.0%; 2015 – 1.3%; 2016 – 0.0%; 2017 – 13.3%; 2018 – 5.1%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1% and thereafter – 78.6%.

During the three months ended March 31, 2013, we entered into MOB lease renewals for 288,000 square feet and new leases for 45,000 square feet, at weighted average rental rates that were 3.6% above rents previously charged for the same space.  These leases produce average net rent of $12.91 per square foot.  Average lease terms for leases entered into during the first quarter of 2013 were 5.3 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the first quarter of 2013 totaled $2.5 million, or $7.50 per square foot on average (approximately $1.42 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities leased to our TRSs that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities, SNFs and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended March 31,
	2013	2012

Revenues:
Triple net senior living communities	$56,765	$58,824
Managed senior living communities	75,056	35,568
MOBs	53,204	46,261
All other operations	4,404	4,420
Total revenues	$189,429	$145,073

Net income:
Triple net senior living communities	$33,385	$31,388
Managed senior living communities	7,235	3,430
MOBs	20,286	17,411
All other operations	(25,671)	(19,877)
Net income	$35,235	$32,352

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the first quarter 2013 results against the comparable 2012 period.

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2013	2012	2013	2012
Total properties(2)	224	229	219	219
# of units / beds	25,044	30,134	24,383	24,383
Occupancy:	85.6%	85.3%	85.2%	86.2%
Rent coverage(3)	1.40x	1.43x	1.38x	1.28x
Rental income(3)	$56,765	$58,824	$55,583	$54,960

(1)             Consists of triple net senior living communities we have owned continuously since January 1, 2012.

(2)             Reflects the transfer of ten communities previously triple net leased to Sunrise in the third and fourth quarter of 2012 to our TRS and managed by Five Star, partially offset by additional triple net leased properties we acquired since April 1, 2012.

(3)             All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2012 and 2011 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Three Months Ended March 31,
	2013	2012	Change	% Change

Rental income	$56,765	$58,824	$(2,059)	(3.5%	)
Net operating income (NOI)	56,765	58,824	(2,059)	(3.5%	)

Depreciation expense	(16,917)	(17,191)	274	1.6%
Operating income	39,848	41,633	(1,785)	(4.3%	)

Interest expense	(6,463)	(10,245)	3,782	36.9%
Net income	$33,385	$31,388	$1,997	6.4%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from quarter to quarter and a comparison is not meaningful.

Rental income.  Rental income decreased due to the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 which are leased by a private tenant and our purchase of approximately $38,691 of improvements made to our properties which are leased by Five Star since January 1, 2012. Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the 219 communities we have owned continuously since January 1, 2012.

Net operating income.  NOI decreased because of the changes in rental income described above.  We do not incur property operating expenses at our triple net senior living communities, as these expenses are paid by our tenants. Accordingly, rental income is the same as NOI. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense decreased as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our TRSs. This decrease was partially offset as a result of our acquisition of four triple net leased communities since January 1, 2012 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2012.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our Federal National Mortgage Association secured term loan in August 2012 that had an interest rate of 6.4%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by mortgage debt we assumed in connection with our acquisition of a senior living community in January 2013 triple net leased to a privately owned operator.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2013	2012	2013	2012
Total properties	39	23	22	22
# of units / beds	6,682	3,416	3,324	3,324
Occupancy:	87.1%	87.5%	91.5%	87.2%
Residents fees and services	$75,056	$35,568	$36,246	$34,992
Property operating expenses	$(57,904)	(25,499)	(25,989)	(25,053)

(1)       Consists of managed senior living communities we have owned continuously since January 1, 2012.

Managed senior living communities, all properties:

	Three Months Ended March 31,
	2013	2012	Change	% Change

Residents fees and services	$75,056	$35,568	$39,488	111.0%
Property operating expenses	(57,904)	(25,499)	(32,405)	(127.1%	)
Net operating income (NOI)	17,152	10,069	7,083	70.3%

Depreciation expense	(6,849)	(3,706)	(3,143)	(84.8%	)
Operating income	10,303	6,363	3,940	61.9%

Interest expense	(3,068)	(2,933)	(135)	(4.6%	)
Net income	$7,235	$3,430	$3,805	110.9%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relate to the acquisition of seven managed senior living communities since January 1, 2012 and the revenues earned at the ten senior living communities that were formerly leased to Sunrise where the leaseholds were transferred to our TRS during the third and fourth quarters of 2012.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of seven managed senior living communities since January 1, 2012 including the expenses incurred at the ten senior living communities that were formerly leased to Sunrise where the leaseholds were transferred to our TRS during the third and fourth quarters of 2012.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of acquisitions of managed senior living communities since January 1, 2012 and the transfer of ten senior living communities that were formerly triple net leased to Sunrise to one of our TRSs in the third and fourth quarters of 2012.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $41,814 of mortgage debt with a weighted average interest rate of 5.8% we assumed in connection with our acquisition of three communities in 2012, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2012):

	Three Months Ended March 31,
	2013	2012	Change	% Change

Residents fees and services	$36,246	$34,992	$1,254	3.6%
Property operating expenses	(25,989)	(25,053)	(936)	(3.7%	)
Net operating income (NOI)	10,257	9,939	318	3.2%

Depreciation expense	(3,632)	(3,591)	(41)	(1.1%	)
Operating income	6,625	6,348	277	4.4%

Interest expense	(2,722)	(2,933)	211	7.2%
Net income	$3,903	$3,415	$488	14.3%

Residents fees and services.  We recognize resident fees and services as services are provided.  Our residents fees and services increased year over year on a comparable property basis because of changes in occupancy mix and average monthly rates charged to residents on the 22 communities we have owned continuously since January 1, 2012.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased principally because of an increase in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of our purchase of improvements made to our properties.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03% and regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended March 31,		As of and for the Three Months Ended March 31,
	2013	2012	2013	2012
Total properties	122	108	106	106
Total square feet(2)	8,543	7,630	7,487	7,487
Occupancy(3)	95.0%	94.2%	94.6%	94.2%
Rental income	$53,204	$46,261	$45,287	$46,007
Property operating expenses	$16,678	$13,835	$14,265	$13,763

(1)             Consists of MOBs we have owned continuously since January 1, 2012. One MOB which was sold in July 2012 and one MOB which was vacated in February 2012 that is scheduled for demolition are excluded.

(2)             Prior periods exclude space remeasurements made during the periods presented.

(3)             MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2013	2012	Change	% Change

Rental income	$53,204	$46,261	$6,943	15.0%
Property operating expenses	(16,678)	(13,835)	(2,843)	(20.5%	)
Net operating income (NOI)	36,526	32,426	4,100	12.6%

Depreciation / amortization expense	(13,588)	(11,532)	(2,056)	(17.8%	)
Impairment of assets	(1,304)	(3,071)	1,767	57.5%
Operating income	21,634	17,823	3,811	21.4%

Interest expense	(1,348)	(412)	(936)	(227.2%	)
Net income	$20,286	$17,411	$2,875	16.5%

Rental income.  Rental income increased because of rents from 16 MOBs we acquired for approximately $278,295 since January 1, 2012, partially offset by the sale of one MOB for approximately $1,100 in July 2012 and another MOB where the lease expired in February 2012.  Rental income includes non-cash straight line rent adjustments totaling $1,464 and $1,988 and amortization of approximately $(1,050) and $(602) of acquired in place real estate leases and obligations for the three months ended March 31, 2013 and 2012, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased because of our MOB acquisitions since January 1, 2012, partially offset by the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased because of our MOB acquisitions since January 1, 2012, partially offset by the sale of one MOB in July 2012.

Impairment of assets. During the three months ended March 31, 2013 and 2012, we recorded impairment of assets charges of $1.3 million and $3.1 million, respectively, to reduce the carrying value of one of our properties to its estimated net sale price.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $73,103 of mortgage debt in connection with our acquisition of three MOBs in 2012 with a weighted average interest rate of 5.9%, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2012):

	Three Months Ended March 31,
	2013	2012	Change	% Change

Rental income	$45,287	$46,007	$(720)	(1.6%	)
Property operating expenses	(14,265)	(13,763)	(502)	(3.6%	)
Net operating income (NOI)	31,022	32,244	(1,222)	(3.8%	)

Depreciation / amortization expense	(11,215)	(11,441)	226	2.0%
Operating income	19,807	20,803	(996)	(4.8%	)

Interest expense	(288)	(412)	124	30.1%
Net income	$19,519	$20,391	$(872)	(4.3%	)

Rental income.  Rental income decreased as a result of adjustments to increase 2011 estimated tenant reimbursement billings during the first quarter of 2012 at our comparable properties based on actual reimbursable expense amounts.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased principally because of an increase in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation /amortization expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of above and below market lease adjustments that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

All other operations: (1)

	Three Months Ended March 31,
	2013	2012	Change	% Change

Rental income	$4,404	$4,420	$(16)	—

Expenses:
Depreciation	948	948	—	—
General and administrative	8,648	7,685	963	12.5%
Acquisition related costs	1,903	688	1,215	176.6%
Total expenses	11,499	9,321	2,178	23.4%
Operating loss	(7,095)	(4,901)	(2,194)	(44.8%	)

Interest and other income	173	482	(309)	(64.1%	)
Interest expense	(18,685)	(15,299)	(3,385)	(22.1%	)
Equity in earnings of an investee	76	45	30	65.2%
Loss before income tax expense	(25,531)	(19,673)	(5,858)	(29.8%	)
Income tax expense	(140)	(204)	64	31.4%
Net loss	$(25,671)	$(19,877)	$(5,794)	(29.1%	)

(1)             All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $365 and amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended March 31, 2013 and 2012.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions nor capital improvements for the three months ended March 31, 2013 and 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of our acquisitions of senior living communities and MOBs since January 1, 2012, partially offset by the sale of one MOB in July 2012.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2013 and 2012.  Acquisition related costs increased as a result of higher senior living and MOB acquisition activity during the three months ended March 31, 2013 than the prior year period.

Interest and other income.  The decrease in interest and other income is primarily due to the elimination of interest received from our Bridge Loan with Five Star that was repaid in April 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility and reduced interest expense because of our redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $54,157 and 1.7%, and $221,589 and 1.8%, for the three months ended March 31, 2013 and 2012, respectively.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three months ended March 31, 2013 and 2012.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, gain or loss on early extinguishment of debt, gain or loss on lease terminations and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2013 and 2012 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements to FFO and Normalized FFO, appear in the following table.

	Three Months Ended March 31,
	2013	2012

Net income	$35,235	$32,352
Depreciation expense	38,302	33,377
Impairment of assets	1,304	3,071
FFO	74,841	68,800
Acquisition related costs	1,903	688
Percentage rent adjustment(1)	2,200	2,900
Normalized FFO	$78,944	$72,388

Weighted average shares outstanding	184,605	162,647

FFO per share	$0.41	$0.42
Normalized FFO per share	$0.43	$0.45
Net income per share	$0.19	$0.20
Distributions declared per share	$0.39	$0.38

(1)             In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies are met and the income is earned.  Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in our calculation of Normalized FFO for each quarter of the year.  The fourth quarter Normalized FFO calculation excludes the amounts included during the first three quarters.

Property Net Operating Income (NOI)

We calculate NOI as shown below. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Reconciliation of NOI to Net Income:
Triple net communities NOI	$56,765	$58,824
Managed communities NOI	17,152	10,069
MOB NOI	36,526	32,426
All other operations NOI	4,404	4,420
Total NOI	114,847	105,739
Depreciation expense	(38,302)	(33,377)
General and administrative expense	(8,648)	(7,685)
Acquisition related costs	(1,903)	(688)
Impairment of assets	(1,304)	(3,071)
Operating income	64,690	60,918

Interest and other income	173	482
Interest expense	(29,564)	(28,889)
Equity in earnings of an investee	76	45
Income before income tax expense	35,375	32,556
Income tax expense	(140)	(204)
Net income	$35,235	$32,352

LIQUIDITY AND CAPITAL RESOURCES

Rental income and residents fees and services revenues from our leased and managed properties and borrowings under our revolving credit facility are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or improve the occupancy of, and the current rental rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the three months ended March 31, 2013 and 2012, we generated $73.7 million and $72.4 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At March 31, 2013, we had $39.0 million of cash and cash equivalents and $750.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 160 basis points as of March 31, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.81%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.70% for the three months ended March 31, 2013.  As of March 31, 2013 and May 1, 2013, we had no borrowings outstanding and $750.0 million available under our revolving credit facility.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we intend to explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new credit facility.  We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

During the three months ended March 31, 2013, we acquired four properties located in two states for an aggregate purchase price of approximately $75.0 million, excluding closing costs.  At the time of acquisition, these properties generated property NOI which yielded approximately 8.6% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.  For more information about these acquisitions, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

In April 2013, we entered into an agreement to acquire one senior living community for approximately $22 million, excluding closing costs.  This senior living community is located in Cumming, GA and includes 93 private pay assisted living units. This acquisition is contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

During the three months ended March 31, 2013, pursuant to the terms of our existing leases with Five Star, we purchased $8.2 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $654,000.  We used cash on hand to fund these purchases.

During the three months ended March 31, 2013 and 2012, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
MOB tenant improvements	$232	$796
MOB leasing costs	312	702
MOB building improvements(1)	1,038	794
Managed senior living communities capital improvements	4,970	1,058
Total capital expenditures	$6,552	$3,350

(1)             MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

During the three months ended March 31, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	45	288	333
Total leasing costs and concession commitments(1)	$1,940	$559	$2,499
Total leasing costs and concession commitments per square foot(1)	$43.11	$1.94	$7.50
Weighted average lease term (years)(2)	9.0	3.8	5.3
Total leasing costs and concession commitments per square foot per year(1)	$4.79	$0.51	$1.42

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)             Weighted based on annualized rental income pursuant to existing leases as of March 31, 2013, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262.1 million after underwriting discounts but before expenses.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, which included funding in part acquisitions of properties described in this Item 2, with the remainder to be used for general business purposes, including possible future acquisitions.

On April 2, 2013, we declared a quarterly distribution of $0.39 per common share, or $73.3 million, to our common shareholders of record on April 17, 2013 for the quarter ended March 31, 2013.  This distribution will be paid to shareholders on or about May 21, 2013, using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including equity or debt offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete and the costs of our future debt transactions will depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans and, in particular, whether we appear to have the ability to maintain our earnings and service our debt funding obligations, to space our debt maturities and to balance our use of equity and debt capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipatable adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities. However, there can be no assurance that we will be able to complete any equity or debt offerings or that our cost of any future public or private financings will not increase.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2013 were: four public issuances of unsecured senior notes including: (a) $250.0 million due 2016 at an annual interest rate of 4.30%, (b) $200.0 million due 2020 at an annual interest rate of 6.75%, (c) $300.0 million due 2021 at an annual interest rate of 6.75% and (d) $350.0 million due 2042 at an annual interest rate of 5.625%; and $714.4 million of mortgages secured by 56 of our properties with maturity dates from 2013 to 2043. We had no amounts outstanding under our unsecured revolving credit facility as of March 31, 2013. We also have two properties encumbered by capital leases totaling $13.7 million at March 31, 2013.  Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2013, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.  However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable by us.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts.  Similarly, our revolving credit facility contains a cross default provision that is triggered upon default of any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.  Termination of our business management and property management agreements with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; and we, RMR, Five Star and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 9, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and former Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of March 31, 2013, approximately 94% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements.  We and our tenants and managers operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided under the caption “Business—Government Regulation and Reimbursement” in our Annual Report. Each year, the Centers for Medicare & Medicaid Services, or CMS, issues updated Medicare prospective payment system, or PPS, rates based on facility type. PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model. CMS estimates that its updated PPS rates for federal fiscal year 2013 will result in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs and a 2.1% aggregate increase in PPS rates for inpatient rehabilitation facilities, such as our two rehabilitation hospitals. Due to a prior reduction of 11.1% in Medicare payment rates for federal fiscal year 2012, however, Medicare PPS rates for SNFs will be lower for federal fiscal year 2013 than they were in federal fiscal year 2011.

In addition, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our and our tenants’ revenues from Medicare and certain other federal health programs over the next decade. These changes may have a material adverse effect on the ability of our tenants’ to pay us rent, the profitability of our managed senior living communities and the values of our properties.

Although Medicaid is exempt from the sequestration process, some of the states in which we and our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. According to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and the payments to states for Medicaid programs on us.

The ACA includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding for enforcement, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to legal compliance by healthcare providers. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and managers. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants’ and managed senior living communities’ costs, including the rents our tenants pay and the minimum returns and possible additional returns payable to us with respect to our managed senior living communities, our future financial results could be adversely and materially affected.

We cannot estimate the type and magnitude of the regulatory changes that may affect our business, but they may have a material adverse effect on the ability of our tenants’ to pay us rent, the profitability of our managed senior living communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our tenants’ and managed senior living communities’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2012. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2013, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	295,436	6.71%	19,824	2019	Monthly
Mortgages	89,952	5.924%	5,329	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	46,509	6.54%	3,042	2017	Monthly
Mortgages	36,713	5.83%	2,140	2014	Monthly
Mortgages	30,750	6.015%	1,850	2015	Monthly
Mortgages	13,690	6.91%	946	2013	Monthly
Mortgages	12,980	5.66%	735	2015	Monthly
Mortgages	12,492	6.25%	781	2016	Monthly
Mortgages	12,232	6.25%	765	2015	Monthly
Mortgages	11,573	6.37%	737	2015	Monthly
Mortgages	11,374	6.15%	700	2017	Monthly
Mortgages	10,470	6.11%	640	2013	Monthly
Mortgages	9,586	6.73%	645	2018	Monthly
Mortgages	9,457	5.95%	563	2038	Monthly
Mortgages	6,739	5.81%	392	2015	Monthly
Mortgages	6,447	5.97%	385	2016	Monthly
Mortgages	5,787	5.86%	339	2017	Monthly
Mortgages	5,095	5.65%	288	2015	Monthly
Mortgages	4,729	4.38%	207	2043	Monthly
Mortgages	4,572	5.81%	266	2015	Monthly
Mortgages	3,512	6.25%	220	2033	Monthly
Mortgages	3,206	7.31%	234	2022	Monthly
Mortgages	2,860	5.88%	168	2015	Monthly
Mortgages	1,577	7.85%	124	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$1,814,438		$109,305

(1)       The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2013, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $33.8 million.

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

At March 31, 2013, we had no floating rate debt. Our only current floating rate obligations are under our $750.0 million unsecured revolving credit facility and we had no borrowings outstanding as of March 31, 2013 under that credit facility. Our revolving credit facility matures in June 2015, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to June 2016. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2013 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At March 31, 2013	1.81%	$750,000	$13,575	$0.07
100 basis point increase	2.81%	$750,000	$21,075	$0.11

(1)       Weighted based on the outstanding borrowings as of March 31, 2013 assuming we were fully drawn on our revolving credit facility.

(2)       Based on weighted average number of shares outstanding for the three months ended March 31, 2013.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR MANAGED COMMUNITIES SUCCESSFULLY,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS

THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US AND ON OUR TENANTS AND MANAGERS AND THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR, AIC, D&R YONKERS LLC AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  OUR OTHER TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE OUR FUTURE ACQUISITIONS NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT AGREEMENTS WITH FIVE STAR SIMILAR TO THOSE CURRENTLY IN EFFECT FOR FIVE STAR TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES WE MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO ACQUIRE A MOB AND A SENIOR LIVING COMMUNITY. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, RMR, AIC, D&R YONKERS LLC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY OR NATURAL DISASTERS.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Under the terms of our business management agreement with RMR, on March 27, 2013, we issued 21,968 common shares to RMR in payment of an incentive fee for services rendered by RMR during 2012.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits.

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004.)

3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

3.5	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2012.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 22, 2013.)

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

4.6

Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 20, 2012.)

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

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 1, 2013

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 1, 2013