Form 10-Q
period 2013-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2013-07-31
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Number of registrant’s common shares outstanding as of July 31, 2013:  188,085,568.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2013

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.     Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$618,391	$615,623
Buildings and improvements	4,583,354	4,567,684
	5,201,745	5,183,307
Less accumulated depreciation	(811,182)	(750,903)
	4,390,563	4,432,404
Cash and cash equivalents	37,336	42,382
Restricted cash	12,405	9,432
Deferred financing fees, net	27,221	29,410
Acquired real estate leases and other intangible assets, net	111,924	115,837
Other assets	169,182	118,537
Total assets	$4,748,631	$4,748,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$30,000	$190,000
Senior unsecured notes, net of discount	1,092,695	1,092,053
Secured debt and capital leases	720,231	724,477
Accrued interest	15,694	15,757
Assumed real estate lease obligations, net	14,165	13,692
Other liabilities	63,629	65,455
Total liabilities	1,936,414	2,101,434

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 188,085,568 and 176,553,600 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,880	1,765
Additional paid in capital	3,495,982	3,233,354
Cumulative net income	1,084,654	1,043,821
Cumulative other comprehensive income	8,841	4,562
Cumulative distributions	(1,779,140)	(1,636,934)
Total shareholders’ equity	2,812,217	2,646,568
Total liabilities and shareholders’ equity	$4,748,631	$4,748,002

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$112,297	$108,407	$224,150	$215,435
Residents fees and services	74,631	35,986	149,687	71,554
Total revenues	186,928	144,393	373,837	286,989

Expenses:
Property operating expenses	74,484	39,818	148,163	78,304
Depreciation	38,296	34,624	75,999	67,397
General and administrative	8,168	8,068	16,816	15,753
Acquisition related costs	292	1,829	2,187	2,694
Impairment of assets	4,371	—	5,675	3,071
Total expenses	125,611	84,339	248,840	167,219

Operating income	61,317	60,054	124,997	119,770

Interest and other income	397	227	570	709
Interest expense	(29,567)	(28,120)	(59,131)	(57,009)
Loss on early extinguishment of debt	(105)	—	(105)	—
Equity in earnings of an investee	79	76	155	121
Income before income tax expense	32,121	32,237	66,486	63,591
Income tax expense	(140)	(43)	(280)	(247)
Income from continuing operations	31,981	32,194	66,206	63,344
Discontinued operations:
Income from discontinued operations	1,513	1,057	2,523	2,259
Impairment of assets from discontinued operations	(27,896)	—	(27,896)	—
Net income	$5,598	$33,251	$40,833	$65,603

Other comprehensive income:
Change in net unrealized gain / loss on investments	(4,404)	(1,315)	4,360	916
Share of comprehensive income of an investee	(73)	(3)	(81)	(4)
Comprehensive income	$1,121	$31,933	$45,112	$66,515

Weighted average shares outstanding	188,081	162,670	186,350	162,659

Income from continuing operations per share	0.17	0.20	0.36	0.39
(Loss) income from discontinued operations per share	(0.14)	—	(0.14)	0.01
Net income per share	$0.03	$0.20	$0.22	$0.40

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$40,833	$65,603
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	76,798	68,607
Amortization of deferred financing fees and debt discounts	2,068	3,024
Straight line rental income	(3,698)	(6,062)
Amortization of acquired real estate leases and other intangible assets	1,935	(170)
Loss on early extinguishment of debt	105	—
Impairment of assets	33,571	3,071
Equity in earnings of an investee	(155)	(121)
Change in assets and liabilities:
Restricted cash	(2,973)	(2,916)
Other assets	1,135	10,719
Accrued interest	(63)	(8,966)
Other liabilities	1,376	13,740
Cash provided by operating activities	150,932	146,529

Cash flows from investing activities:
Real estate acquisitions and deposits	(76,006)	(123,867)
Real estate improvements	(22,669)	(20,015)
Principal payments on loan receivable	—	38,000
Cash used for investing activities	(98,675)	(105,882)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	261,813	—
Proceeds from borrowings on revolving credit facility	45,000	434,000
Repayments of borrowings on revolving credit facility	(205,000)	(74,000)
Redemption of senior notes	—	(225,000)
Repayment of other debt	(16,662)	(54,889)
Payment of deferred financing fees	(248)	(294)
Distributions to shareholders	(142,206)	(123,619)
Cash used for financing activities	(57,303)	(43,802)

Decrease in cash and cash equivalents	(5,046)	(3,155)
Cash and cash equivalents at beginning of period	42,382	23,560
Cash and cash equivalents at end of period	$37,336	$20,405
Supplemental cash flow information:
Interest paid	$57,126	$62,951
Income taxes paid	516	378

Non-cash investing activities:
Acquisitions funded by assumed debt	(12,266)	(56,789)

Non-cash financing activities:
Assumption of mortgage notes payable	12,266	56,789
Issuance of common shares	929	657

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All material intercompany transactions and balances among us and our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, discontinued operations, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

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

Note 3.  Real Estate Properties

At June 30, 2013, we owned 395 properties located in 40 states and Washington, D.C.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Triple Net Senior Living Communities Acquisitions since January 1, 2013:

		Number								Premium
		of	Units/	Purchase		Buildings and		Intangible	Assumed	on Assumed
Date	Location	Properties	Beds	Price (1)	Land	Improvements	FF&E	Assets	Debt	Debt
January 2013 (2)	Redmond, WA	1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040

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

Managed Senior Living Communities Acquisitions:

In April 2013, we entered into an agreement to acquire one senior living community for approximately $22,030, excluding closing costs.  The senior living community is located in Cumming, GA and includes 93 private pay assisted living units. In July 2013, we entered into an agreement to acquire one senior living community for approximately $10,000, excluding closing costs.  The senior living community is located in Jefferson City, TN and includes 60 private pay assisted living units. In July 2013, we entered into an agreement to acquire two senior living communities for approximately $19,100, excluding closing costs.  The senior living communities are located in Canton and Ellijay, GA and include 153 private pay assisted living units. We expect that a subsidiary of Five Star Quality Care, Inc., which together with its subsidiaries, we refer to in this report as Five Star, will manage these communities for our account pursuant to a long term management agreement. The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties, that our purchases will not be delayed or that the terms will not change. As of June 30, 2013, we own 39 communities that are managed by Five Star. We use the taxable REIT subsidiary, or TRS, structures authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for our managed senior living communities, which we began acquiring in June 2011. See Note 11 for more information regarding our management arrangements with Five Star.

MOB Acquisitions:

In February 2013, we acquired two properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with a total of 144,900 square feet located in Bothell, WA for approximately $38,000, excluding closing costs.  We funded this acquisition using cash on hand. In March 2013, we acquired another MOB with 71,824 square feet located in Hattiesburg, MS for approximately $14,600, excluding closing costs. We funded this acquisition using cash on hand. Details of these acquisitions are as follows:

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

MOB Acquisitions since January 1, 2013:

								Acquired
		Number					Acquired	Real Estate
		of	Square	Purchase		Buildings and	Real Estate	Lease
Date	Location	Properties	Feet	Price (1)	Land	Improvements	Leases	Obligations
February 2013	Bothell, WA	2	145	$38,000	$5,639	$25,239	$8,442	$1,539
March 2013	Hattiesburg, MS	1	72	$14,600	$1,269	$11,691	$2,323	$683
		3	217	$52,600	$6,908	$36,930	$10,765	$2,222

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

In July 2013, we entered into an agreement to acquire a MOB for approximately $49,500, excluding closing costs. The MOB is located in Boston, MA and includes 105,462 square feet. The closing of this acquisition is contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property, that our purchase will not be delayed or that the terms will not change.

Impairment

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the six months ended June 30, 2013 and 2012, we recorded impairment of assets charges of $1,304 and $3,071, respectively, to reduce the carrying value of one of our properties to its estimated net sale price.

As of June 30, 2013, we had 18 properties held for sale, including 11 senior living communities with 856 units and seven MOBs with 831,499 square feet. During the six months ended June 30, 2013, we recorded impairment of assets charges of $32,267 to reduce the carrying value of 11of these 18 properties to their aggregate estimated net sale price. These properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $42,551 at June 30, 2013. As of December 31, 2012, we had one senior living community with 120 units held for sale (which is included within the 11 senior living communities held for sale as of June 30, 2013). This property is included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $850 at December 31, 2012. We decided to sell these properties due to underlying conditions in the markets where these properties are located. We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale in our condensed consolidated balance sheets.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. Summarized income statement

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

information for the seven MOBs that meet the criteria for discontinued operations is included in discontinued operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$2,574	$2,579	$5,095	$5,056
Property operating expenses	(862)	(916)	(1,773)	(1,587)
Depreciation and amortization	(199)	(606)	(799)	(1,210)
Income from discontinued operations	$1,513	$1,057	$2,523	$2,259

One of the 11 senior living communities, a skilled nursing facility with 112 units, is held for sale under an agreement to be sold for $2,600. Completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of this community will occur, or will be completed at all or that the terms for the sale will not change.

Note 4.  Unrealized Gain / Loss on Investments

As of June 30, 2013, we owned 250,000 common shares of CommonWealth REIT, or CWH, and 4,235,000 common shares of Five Star, which are carried at fair market value in other assets in our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares as of June 30, 2013 ($23.12 and $5.61 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan.  By December 31, 2011, Five Star had repaid $42,000 of those borrowings.  In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan required interest payable to us at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.

Note 6.  Indebtedness

Our principal debt obligations at June 30, 2013 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250,000 principal amount due 2016 at an annual interest rate of 4.30%, (b) $200,000 principal amount due 2020 at an annual interest rate of 6.75%, (c) $300,000 principal amount due 2021 at an annual interest

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

rate of 6.75% and (d) $350,000 principal amount due 2042 at an annual interest rate of 5.625%; and (3) $701,094 aggregate principal amount of mortgages secured by 53 of our properties with maturity dates from 2013 to 2043.  The 53 mortgaged properties had a carrying value of $977,692 at June 30, 2013.  We also had two properties subject to capital leases totaling $13,557 at June 30, 2013; these two properties had a carrying value of $17,984 at June 30, 2013.

In connection with the acquisitions discussed in Note 3 above, during the six months ended June 30, 2013, we assumed $12,266 of mortgage debt, which was recorded at a fair value of $13,306.  This mortgage has a contractual interest rate of 6.25% and matures in May 2015.  We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,040.  We determined the fair value of the assumed mortgages using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2013, we repaid mortgage notes that encumbered four of our properties that had an aggregate principal balance of $10,377, a weighted average interest rate of 6.1% and maturity dates later in 2013. As a result, we recognized a loss on early extinguishment of debt of $105 for the three months ended June 30, 2013.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 160 basis points as of June 30, 2013.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.85% for the six months ended June 30, 2013.  We incurred interest expense and other associated costs related to our revolving credit facility of $74 and $305 for the three and six months ended June 30, 2013.  As of June 30, 2013 and July 31, 2013, we had $30,000 and $10,000 outstanding and $720,000 and $740,000 available under our revolving credit facility, respectively.

Note 7.  Shareholders’ Equity

On February 19, 2013, we paid a $0.39 per share, or $68,857, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2012.  On May 21, 2013, we paid a $0.39 per share, or $73,349, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2013.  On July 3, 2013, we declared a quarterly distribution of $0.39 per share, or $73,353, to our common shareholders of record on July 17, 2013, with respect to our operating results for the quarter ended June 30, 2013; we expect to pay this distribution on or about August 21, 2013.

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

On May 9, 2013, we granted 2,000 common shares of beneficial interest, par value $.01 per share, valued at $28.64 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees.

Note 8.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at June 30, 2013 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$42,551	$—	$42,551	$—
Long-lived assets held and used(2)	$653	$—	$653	$—
Investments in available for sale securities(3)	$29,538	$29,538	$—	$—
Unsecured senior notes(4)	$1,139,302	$1,139,302	$—	$—
Secured debt(5)	$773,974	$—	$—	$773,974

(1)             Assets held for sale consist of eighteen of our properties that we expect to sell that are reported at fair value less costs to sell.  We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $38,005 to these properties in order to reduce their book value to fair value.

(2)             Long-lived assets held and used consist of one of our properties.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property.  We have previously recorded impairment of assets charges of $1,304 and $3,071 for the six months ended June 30, 2013 and 2012, respectively, for this property in order to reduce its carrying value to the amount stated.

(3)             Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at June 30, 2013 in active markets (Level 1 inputs).

(4)             We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding four issuances of senior notes (Level 1 inputs) on or about June 30, 2013.  The fair values of these senior note obligations exceed their aggregate book values of $1,092,695 by $46,607 because these notes were trading at a premium to their face amounts.

(5)             We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at June 30, 2013 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at June 30, 2013 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9.  Segment Reporting

We have four operating segments, of which three are reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities and assisted living communities, skilled nursing facilities, or SNFs, and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$56,957	$—	$50,899	$4,441	$112,297
Residents fees and services	—	74,631	—	—	74,631
Total revenues	56,957	74,631	50,899	4,441	186,928

Expenses:
Property operating expenses	—	58,231	16,253	—	74,484
Depreciation	17,019	7,028	13,301	948	38,296
General and administrative	—	—	—	8,168	8,168
Acquisition related costs	—	—	—	292	292
Impairment of assets	4,371	—	—	—	4,371
Total expenses	21,390	65,259	29,554	9,408	125,611

Operating income (loss)	35,567	9,372	21,345	(4,967)	61,317

Interest and other income	—	—	—	397	397
Interest expense	(6,596)	(3,073)	(1,387)	(18,511)	(29,567)
Loss on early extinguishment of debt	—	—	—	(105)	(105)
Equity in earnings of an investee	—	—	—	79	79
Income (loss) before income tax expense	28,971	6,299	19,958	(23,107)	32,121
Income tax expense	—	—	—	(140)	(140)
Income (loss) from continuing operations	28,971	6,299	19,958	(23,247)	31,981
Discontinued operations:
Income from discontinued operations	—	—	1,513	—	1,513
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Net income (loss)	$28,971	$6,299	$(6,425)	$(23,247)	$5,598

Total assets	$1,829,372	$964,610	$1,742,120	$212,529	$4,748,631

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$59,643	$—	$44,306	$4,458	$108,407
Residents fees and services	—	35,986	—	—	35,986
Total revenues	59,643	35,986	44,306	4,458	144,393

Expenses:
Property operating expenses	—	26,244	13,574	—	39,818
Depreciation	17,191	3,874	12,611	948	34,624
General and administrative	—	—	—	8,068	8,068
Acquisition related costs	—	—	—	1,829	1,829
Total expenses	17,191	30,118	26,185	10,845	84,339

Operating income (loss)	42,452	5,868	18,121	(6,387)	60,054

Interest and other income	—	—	—	227	227
Interest expense	(10,163)	(2,813)	(381)	(14,763)	(28,120)
Equity in earnings of an investee	—	—	—	76	76
Income (loss) before income tax expense	32,289	3,055	17,740	(20,847)	32,237
Income tax expense	—	—	—	(43)	(43)
Income (loss) from continuing operations	32,289	3,055	17,740	(20,890)	32,194
Discontinued operations:
Income from discontinued operations	—	—	1,057	—	1,057
Net income (loss)	$32,289	$3,055	$18,797	$(20,890)	$33,251

Total assets	$1,756,892	$623,653	$1,885,994	$200,013	$4,466,552

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$113,723	$—	$101,582	$8,845	$224,150
Residents fees and services	—	149,687	—	—	149,687
Total revenues	113,723	149,687	101,582	8,845	373,837

Expenses:
Property operating expenses	—	116,135	32,028	—	148,163
Depreciation	33,936	13,877	26,290	1,896	75,999
General and administrative	—	—	—	16,816	16,816
Acquisition related costs	—	—	—	2,187	2,187
Impairment of assets	4,371	—	1,304	—	5,675
Total expenses	38,307	130,012	59,622	20,899	248,840

Operating income (loss)	75,416	19,675	41,960	(12,054)	124,997

Interest and other income	—	—	—	570	570
Interest expense	(13,060)	(6,141)	(2,734)	(37,196)	(59,131)
Loss on early extinguishment of debt	—	—	—	(105)	(105)
Equity in earnings of an investee	—	—	—	155	155
Income (loss) before income tax expense	62,356	13,534	39,226	(48,630)	66,486
Income tax expense	—	—	—	(280)	(280)
Income (loss) from continuing operations	62,356	13,534	39,226	(48,910)	66,206
Discontinued operations:
Income from discontinued operations	—	—	2,523	—	2,523
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Net income (loss)	$62,356	$13,534	$13,853	$(48,910)	$40,833

Total assets	$1,829,372	$964,610	$1,742,120	$212,529	$4,748,631

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$118,467	$—	$88,090	$8,878	$215,435
Residents fees and services	—	71,554	—	—	71,554
Total revenues	118,467	71,554	88,090	8,878	286,989

Expenses:
Property operating expenses	—	51,743	26,561	—	78,304
Depreciation	34,383	7,580	23,538	1,896	67,397
General and administrative	—	—	—	15,753	15,753
Acquisition related costs	—	—	—	2,694	2,694
Impairment of assets	—	—	3,071	—	3,071
Total expenses	34,383	59,323	53,170	20,343	167,219

Operating income (loss)	84,084	12,231	34,920	(11,465)	119,770

Interest and other income	—	—	—	709	709
Interest expense	(20,287)	(5,866)	(793)	(30,063)	(57,009)
Equity in earnings of an investee	—	—	—	121	121
Income (loss) before income tax expense	63,797	6,365	34,127	(40,698)	63,591
Income tax expense	—	—	—	(247)	(247)
Income (loss) from continuing operations	63,797	6,365	34,127	(40,945)	63,344
Discontinued operations:
Income from discontinued operations	—	—	2,259	—	2,259
Net income (loss)	$63,797	$6,365	$36,386	$(40,945)	$65,603

Total assets	$1,756,892	$623,653	$1,885,994	$200,013	$4,466,552

Note 10. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 44.0% of our annualized rental income and the properties Five Star leases from us represented 41.9% of our investments, at cost, as of June 30, 2013.  As of June 30, 2013, Five Star also managed 39 senior living communities for our account.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Additional financial information about Five Star may be found on the Securities and Exchange Commission, or the SEC’s, website by entering Five Star’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html.  Reference to Five Star’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC.  Except for such financial information contained therein as is required to be included herein under such regulations, Five Star’s public filings and other information located in external websites are not incorporated by reference into these financial statements.  See Note 11 for further information relating to our leases and management arrangements with Five Star.

Note 11. Related Person Transactions

Five Star was formerly our 100% owned subsidiary.  Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages several senior living communities for us.  In 2001, we distributed substantially all of Five Star’s then outstanding common shares to our shareholders.  As of June 30, 2013, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.8% of Five Star’s outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.

As of June 30, 2013, we leased 188 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us as of June 30, 2013 was $198,984, excluding percentage rent.  We recognized total rental income from Five Star of $49,595 and $48,942 for the three months ended June 30, 2013 and 2012, respectively, and $99,027 and $97,753 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, our rents receivable from Five Star were $17,804 and $17,680, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.  We had deferred percentage rent under our Five Star leases of $1,268 and $1,201 for the three months ended June 30, 2013 and 2012, respectively, and $2,517 and $2,412 for the six months ended June 30, 2013 and 2012, respectively.  We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met.  During the six months ended June 30, 2013, pursuant to the terms of our leases with Five Star, we purchased $15,901 of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,272.

As of June 30, 2013, Five Star managed 39 senior living communities for our account.  We lease our senior living communities that are managed by Five Star that include assisted living units to our TRSs, and Five Star manages these communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and Five Star have entered into three pooling agreements: two pooling agreements which pool our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which pools our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  In connection with entering into the second AL Pooling Agreement, we and Five Star amended and restated the initial AL Pooling Agreement so that it includes only the management agreements for 20 identified communities.  The second AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described below).  We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

the various communities that are subject to the applicable pooling agreement, including determinations of our return on our invested capital and Five Star’s incentive fees.  We incurred management fees of $2,281 and $4,576 for the three and six months ended June 30, 2013, respectively, and $1,080 and $2,148 for the three and six months ended June 30, 2012, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.  We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star.  For example, as noted in Note 3, we have entered into agreements to acquire five senior living communities.  If these acquisitions are completed, we will lease these communities to one or more of our TRSs and we expect to enter into long term management agreements with Five Star to manage these communities on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units and that these management agreements would be added to the second AL Pooling Agreement or a new pooling agreement after the number of communities included in the second AL Pooling Agreement equals 20.  These acquisitions are subject to due diligence and other conditions and there can be no assurance that these acquisitions will be completed, that they will not be delayed or that their terms will not change.

We own a senior living community in New York with 310 living units, a portion of which is managed by Five Star pursuant to a long term management agreement with us with respect to the living units at this community that are not subject to the requirements of New York healthcare licensing laws.  The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee we pay is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable by us to Five Star.  In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the portion of this community that is subject to those requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and our Treasurer and Chief Financial Officer.  Five Star manages this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC.  Under the sublease agreement, D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community and our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC.

As discussed above in Note 5, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan.  We recognized interest income from the Bridge Loan of $39 and $314 for the three and six months ended June 30, 2012, respectively.

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $6,691 and $6,367 for the three months ended June 30, 2013 and 2012, respectively, and $13,241 and $12,727 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2013, we issued 21,968 of our common shares to RMR for an incentive fee payable to RMR for 2012 services, in accordance with the terms of our business management agreement.

In connection with our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $1,659 and $1,424 for the three months ended June 30, 2013 and 2012, respectively, and $3,259 and $2,770 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated balance sheets.

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

As of June 30, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,703 and $5,629 as of June 30, 2013 and December 31, 2012, respectively, which amounts are include in other assets on our condensed consolidated balance sheets.  We recognized income of $79 and $76 for the three months ended June 30, 2013 and 2012, respectively, and $155 and $121 for the six months ended June 30, 2013 and 2012, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $4,748 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and six months ended June 30, 2013, we recognized current income tax expense of $140 and $280, respectively. During the three and six months ended 2012, we recognized current income tax expense of $43 and $247, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

(As of June 30, 2013)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(2)	% of Total Investment	Investment per Unit / Bed or Square Foot(3)	Q2 2013 NOI(4)	% of Q2 2013 NOI

Facility Type
Independent living(5)	62	15,176		$1,864,628	35.6%	$122,867	$33,228	29.6%
Assisted living(5)	151	11,158		1,284,412	24.5%	$115,111	33,040	29.4%
Nursing homes(5)	48	5,024		210,348	4.0%	$41,869	4,359	3.9%
Rehabilitation hospitals	2	364		78,382	1.5%	$215,335	2,730	2.4%
Subtotal senior living communities	263	31,722		3,437,770	65.6%	$108,372	73,357	65.3%
MOBs	115	7,714,000	sq. ft.	1,599,417	30.8%	$207	34,646	30.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.6%	$222	4,441	3.9%
Total	388			$5,217,204	100.0%		$112,444	100.0%

Tenant / Operator / Managed Properties(8)

Five Star (Lease No. 1)	91	6,731		699,268	13.3%	$103,888	14,712	13.1%
Five Star (Lease No. 2)	53	7,564		755,440	14.4%	$99,873	17,730	15.7%
Five Star (Lease No. 3)	17	3,281		350,993	6.7%	$106,977	8,518	7.5%
Five Star (Lease No. 4)	29	3,335		387,361	7.4%	$116,150	8,634	7.7%
Subtotal Five Star	190	20,911		2,193,062	41.8%	$104,876	49,594	44.0%
Sunrise / Marriott(6)	4	1,619		126,326	2.4%	$78,027	3,133	2.9%
Brookdale	18	894		61,122	1.2%	$68,369	1,754	1.5%
6 private senior living companies (combined)	12	1,620		94,170	1.8%	$58,130	2,476	2.2%
Managed senior living communities(7)	39	6,678		963,090	18.4%	$144,218	16,400	14.7%
Subtotal senior living communities	263	31,722		3,437,770	65.6%	$108,372	73,357	65.3%
Multi-tenant MOBs	115	7,714,000	sq. ft.	1,599,417	30.8%	$207	34,646	30.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.6%	$222	4,441	3.9%
Total	388			$5,217,204	100.0%		$112,444	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2013	2012	2013	2012

Five Star (Lease No. 1)	1.21x	1.18x	84.7%	84.1%
Five Star (Lease No. 2)	1.17x	1.27x	81.2%	81.9%
Five Star (Lease No. 3)	1.67x	1.71x	88.8%	89.6%
Five Star (Lease No. 4)	1.18x	1.17x	85.7%	85.4%
Subtotal Five Star	1.27x	1.30x	84.2%	84.4%
Sunrise / Marriott(6)	1.89x	1.97x	93.2%	93.0%
Brookdale	2.48x	2.24x	95.2%	92.7%
6 private senior living companies (combined)	2.12x	2.78x	83.6%	83.8%
Managed senior living communities(7)	NA	NA	87.3%	86.6%
Subtotal senior living communities	1.38x	1.41x	85.6%	85.4%
Multi-tenant MOBs	NA	NA	94.1%	93.9%
Wellness centers	2.21x	2.16x	100.0%	100.0%
Total	1.44x	1.46x

(1)             Excludes properties classified in discontinued operations.

(2)             Amounts are before depreciation, but after impairment write downs, if any.

(3)             Represents investment carrying value divided by the number of living units, beds or leased square feet at June 30, 2013.

(4)             Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(5)             Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(6)             Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)             These 39 managed senior living communities are leased to our TRSs and managed by Five Star.  The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through June 30, 2013 was 87.3%.

(8)             Operating data for multi-tenant MOBs are presented as of June 30, 2013 and 2012; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2013 and 2012, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

The following tables set forth information regarding our lease expirations as of June 30, 2013 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2013	$—	$11,905	$—	$11,905	2.6%	2.6%
2014	—	18,167	—	18,167	4.0%	6.6%
2015	3,039	20,571	—	23,610	5.1%	11.8%
2016	—	21,314	—	21,314	4.6%	16.4%
2017	44,392	25,594	—	69,986	15.2%	31.6%
2018	14,477	20,606	—	35,083	7.6%	39.2%
2019	599	29,691	—	30,290	6.6%	45.8%
2020	—	11,849	—	11,849	2.6%	48.3%
2021	1,424	5,131	—	6,555	1.4%	49.7%
Thereafter	173,572	39,289	17,536	230,397	50.3%	100.0%
Total	$237,503	$204,117	$17,536	$459,156	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  8.5 years

(1)                   Annualized rental income is rents pursuant to existing leases as of June 30, 2013, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)                   Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2013, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2013 – 2.3%; 2014 – 3.5%; 2015 – 4.5%, 2016 – 4.1%; 2017 – 13.3%; 2018 – 6.7%; 2019 – 5.8%; 2020 – 2.3%; 2021 – 1.2% and thereafter – 56.5%.

						Cumulative
					Percent of	Percentage
					Total	of Number
	Number of Tenants (1)				Number of	of
Year	Senior Living Communities(2)	MOBs	Wellness Centers	Total	Tenancies Expiring	Tenancies Expiring

2013	—	79	—	79	13.2%	13.2%
2014	—	107	—	107	17.9%	31.1%
2015	3	92	—	95	15.9%	47.0%
2016	—	71	—	71	11.9%	58.9%
2017	2	74	—	76	12.7%	71.6%
2018	1	60	—	61	10.2%	81.8%
2019	1	33	—	34	5.7%	87.5%
2020	—	22	—	22	3.7%	91.2%
2021	1	12	—	13	2.2%	93.4%
Thereafter	4	34	2	40	6.6%	100.0%
Total	12	584	2	598	99.7%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
			Cumulative
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2013	—	0.0%	0.0%	407,453	—	407,453	5.0%	5.0%
2014	—	0.0%	0.0%	548,240	—	548,240	6.8%	11.8%
2015	423	1.7%	1.7%	832,481	—	832,481	10.3%	22.1%
2016	—	0.0%	1.7%	913,409	—	913,409	11.3%	33.4%
2017	4,229	16.9%	18.6%	1,010,375	—	1,010,375	12.5%	45.9%
2018	1,619	6.5%	25.1%	599,261	—	599,261	7.4%	53.3%
2019	175	0.7%	25.8%	942,076	—	942,076	11.7%	65.0%
2020	—	0.0%	25.8%	519,671	—	519,671	6.4%	71.4%
2021	361	1.4%	27.2%	201,360	—	201,360	2.6%	74.0%
Thereafter	18,237	72.8%	100.0%	1,286,865	812,000	2,098,865	26.0%	100.0%
Total	25,044	100.0%		7,261,191	812,000	8,073,191	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes 6,682 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2013, 2014 – 0.0%; 2015 – 1.3%; 2016 – 0.0%; 2017 – 13.3%; 2018 – 5.1%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1% and thereafter – 78.6%.

During the three months ended June 30, 2013, we entered into MOB lease renewals for 83,000 square feet and new leases for 18,000 square feet, at weighted average rental rates that were 2.9% above rents previously charged for the same space.  These leases produce average net rent of $35.87 per square foot.  Average lease terms for leases entered into during the second quarter of 2013 were 3.6 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the second quarter of 2013 totaled $0.7 million, or $7.02 per square foot on average (approximately $1.95 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities, SNFs and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Triple net senior living communities	$56,957	$59,643	$113,723	$118,467
Managed senior living communities	74,631	35,986	149,687	71,554
MOBs	50,899	44,306	101,582	88,090
All other operations	4,441	4,458	8,845	8,878
Total revenues	$186,928	$144,393	$373,837	$286,989

Net income:
Triple net senior living communities	$28,971	$32,289	$62,356	$63,797
Managed senior living communities	6,299	3,055	13,534	6,365
MOBs	(6,425)	18,797	13,853	36,386
All other operations	(23,247)	(20,890)	(48,910)	(40,945)
Net income	$5,598	$33,251	$40,833	$65,603

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the second quarter 2013 results against the comparable 2012 period.

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2013	2012	2013	2012
Total properties(2)	224	229	219	219
# of units / beds	25,044	26,855	24,383	24,383
Occupancy	85.6%	85.4%	85.2%	85.2%
Rent coverage(3)	1.38x	1.41x	1.38x	1.41x

(1)       Consists of triple net senior living communities we have owned continuously since April 1, 2012.

(2)       Reflects the transfer of ten communities previously triple net leased to Sunrise Senior Living, Inc., or Sunrise, in the third and fourth quarter of 2012 to our TRS and managed by Five Star, partially offset by additional triple net leased properties we acquired since April 1, 2012.

(3)       All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Three Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$56,957	$59,643	$(2,686)	(4.5%	)
Net operating income (NOI)	56,957	59,643	(2,686)	(4.5%	)

Depreciation expense	(17,019)	(17,191)	172	1.0%
Impairment of assets	(4,371)	—	(4,371)	(100.0%	)
Operating income	35,567	42,452	(6,885)	(16.2%	)

Interest expense	(6,596)	(10,163)	3,567	35.1%
Net income	$28,971	$32,289	$(3,318)	(10.3%	)

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

Rental income.  Rental income decreased due to the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 which are leased by a private tenant and our purchase of approximately $40,103 of improvements made to our properties which are leased by Five Star since April 1, 2012. Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the 219 communities we have owned continuously since April 1, 2012.

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

Depreciation expense.  Depreciation expense decreased as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our TRSs. This decrease was partially offset as a result of our acquisition of five triple net leased communities since April 1, 2012 and our purchase of improvements made to our properties which are leased by Five Star since April 1, 2012.

Impairment of assets. During the three months ended June 30, 2013, we recorded impairment of assets charges of $4,371 to reduce the carrying value of four of our senior living communities to their estimated net sale price.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our Federal National Mortgage Association secured term loan in August 2012 that had an interest rate of 6.4%, the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by mortgage debt we assumed in connection with our acquisition of a senior living community in January 2013 triple net leased to a privately owned operator.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2013	2012	2013	2012
Total properties	39	24	23	23
# of units / beds	6,678	3,483	3,416	3,416
Occupancy:	87.4%	87.7%	91.5%	87.6%
Average monthly rate	4,215	3,926	3,951	3,927

(1)       Consists of managed senior living communities we have owned continuously since April 1, 2012.

Managed senior living communities, all properties:

	Three Months Ended June 30,
	2013	2012	Change	% Change

Residents fees and services	$74,631	$35,986	$38,645	107.4%
Property operating expenses	(58,231)	(26,244)	(31,987)	(121.9%	)
Net operating income (NOI)	16,400	9,742	6,658	68.3%

Depreciation expense	(7,028)	(3,874)	(3,154)	(81.4%	)
Operating income	9,372	5,868	3,504	59.7%

Interest expense	(3,073)	(2,813)	(260)	(9.2%	)
Net income	$6,299	$3,055	$3,244	106.2%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relate to the acquisition of six managed senior living communities since April 1, 2012 and the revenues earned at the ten senior living communities that were formerly leased to Sunrise where the leaseholds were transferred to our TRS during the third and fourth quarters of 2012.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of six managed senior living communities since April 1, 2012 and the expenses incurred at the ten senior living communities that were formerly leased to Sunrise where the leaseholds were transferred to our TRS during the third and fourth quarters of 2012.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since April 1, 2012 and the transfer of ten senior living communities that were formerly triple net leased to Sunrise to one of our TRSs in the third and fourth quarters of 2012.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $41,814 of mortgage debt with a weighted average interest rate of 5.8% in connection with our acquisition of three communities since April 1, 2012.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since April 1, 2012):

	Three Months Ended June 30,
	2013	2012	Change	% Change

Residents fees and services	$37,459	$35,730	$1,729	4.8%
Property operating expenses	(26,985)	(26,026)	(959)	(3.7%	)
Net operating income (NOI)	10,474	9,704	770	7.9%

Depreciation expense	(3,849)	(3,822)	(27)	(0.7%	)
Operating income	6,625	5,882	743	12.6%

Interest expense	(2,734)	(2,795)	61	2.2%
Net income	$3,891	$3,087	$804	26.0%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of changes in occupancy mix and an increase in average monthly rates charged to residents at the 23 communities we have owned continuously since April 1, 2012.

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

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2013	2012	2013	2012
Total properties	115	105	99	99
Total square feet(3)	7,714	7,235	6,658	6,658
Occupancy(4)	94.1%	93.9%	93.6%	95.3%

(1)       Excludes properties classified in discontinued operations.

(2)       Consists of MOBs we have owned continuously since April 1, 2012. One MOB which was sold in July 2012 and one MOB which was vacated in February 2012 that is scheduled for demolition are excluded.

(3)       Prior periods exclude space remeasurements made during the periods presented.

(4)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$50,899	$44,306	$6,593	14.9%
Property operating expenses	(16,253)	(13,574)	(2,679)	(19.7%	)
Net operating income (NOI)	34,646	30,732	3,914	12.7%

Depreciation / amortization expense	(13,301)	(12,611)	(690)	(5.5%	)
Operating income	21,345	18,121	3,224	17.8%

Interest expense	(1,387)	(381)	(1,006)	(264.0%	)
Income from continuing operations	19,958	17,740	2,218	12.5%
Discontinued operations:
Income from discontinued operations	1,513	1,057	456	(43.1%	)
Impairment of assets from discontinued operations	(27,896)	—	(27,896)	(100.0%	)
Net (loss) income	$(6,425)	$18,797	$(25,222)	134.2%

Rental income.  Rental income increased because of rents from 16 MOBs we acquired for approximately $278,295 since April 1, 2012, partially offset by the sale of one MOB for approximately $1,100 in July 2012.  Rental income includes non-cash straight line rent adjustments totaling $1,645 and $1,659 and amortization of approximately $(971) and $753 of acquired in place real estate leases and obligations for the three months ended June 30, 2013 and 2012, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since April 1, 2012, partially offset by the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since April 1, 2012, partially offset by the sale of one MOB in July 2012.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The change in interest expense is the result of our assumption of $73,103 of mortgage debt in connection with our acquisition of three MOBs since April 1, 2012 with a weighted average interest rate of 5.9%, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73% and the regularly scheduled amortization of our mortgage debt.

Income from discontinued operations. Income from discontinued operations relates to the seven MOBs classified as held for sale as of June 30, 2013. The increase in income is due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

Impairment of assets from discontinued operations. During the three months ended June 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of seven of our MOBs to their estimated net sale price.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2012)(1):

	Three Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$42,679	$43,601	$(921)	(2.1%	)
Property operating expenses	(13,446)	(13,340)	(106)	(0.8%	)
Net operating income (NOI)	29,233	30,261	(1,028)	(3.4%	)

Depreciation / amortization expense	(10,572)	(12,181)	1,610	13.2%
Operating income	18,661	18,080	582	3.2%

Interest expense	(282)	(375)	93	24.9%
Net income	$18,379	$17,705	$675	3.8%

(1)       Excludes properties classified in discontinued operations.

Rental income.  Rental income decreased as a result of a reduction in same store occupancy from 95.3% at June 30, 2012 to 93.6% at June 30, 2013, mainly caused by the termination of certain tenant leases.

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

All other operations: (1)

	Three Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$4,441	$4,458	$(17)	-0.4%

Expenses:
Depreciation	948	948	—	—
General and administrative	8,168	8,068	100	1.2%
Acquisition related costs	292	1,829	(1,537)	(84.0%	)
Total expenses	9,408	10,845	(1,437)	-13.3%
Operating loss	(4,967)	(6,387)	1,420	22.2%

Interest and other income	397	227	170	74.9%
Interest expense	(18,511)	(14,763)	(3,748)	(25.4%	)
Loss on early extinguishment of debt	(105)	—	(105)	(100.0%	)
Equity in earnings of an investee	79	76	3	3.9%
Loss before income tax expense	(23,107)	(20,847)	(2,260)	(10.8%	)
Income tax expense	(140)	(43)	(97)	(225.6%	)
Net loss	$(23,247)	$(20,890)	$(2,357)	(11.3%	)

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $365 and amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended June 30, 2013 and 2012.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions nor capital improvements for the three months ended June 30, 2013 and 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of our acquisitions of senior living communities and MOBs since April 1, 2012, partially offset by the sale of one MOB in July 2012.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended June 30, 2013 and 2012.  Acquisition related costs decreased as a result of less senior living and MOB acquisition activity during the three months ended June 30, 2013 than the prior year period.

Interest and other income.  The decrease in interest and other income is primarily due to the elimination of interest received from our Bridge Loan with Five Star that was repaid in April 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $11,538 and 2.6%, and $273,835 and 1.8%, for the three months ended June 30, 2013 and 2012, respectively.

Loss on early extinguishment of debt.  In June 2013, we prepaid four mortgage loans encumbering four of our properties for $10,377 that had maturity dates in 2013. The loss is a result of the premium paid to prepay these mortgages prior to their maturity dates.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 (dollars in thousands):

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
Total properties(2)	224	229	219	219
# of units / beds	25,044	26,855	24,383	24,383
Occupancy	85.6%	85.4%	85.2%	85.2%
Rent coverage(3)	1.38x	1.41x	1.38x	1.41x

(1)       Consists of triple net senior living communities we have owned continuously since January 1, 2012.

(2)       Reflects the transfer of ten communities previously triple net leased to Sunrise in the third and fourth quarter of 2012 to our TRS and managed by Five Star, partially offset by additional triple net leased properties we acquired since July 1, 2012.

(3)       All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Six Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$113,723	$118,467	$(4,744)	(4.0%	)
Net operating income (NOI)	113,723	118,467	(4,744)	(4.0%	)

Depreciation expense	(33,936)	(34,383)	447	1.3%
Impairment of assets	(4,371)	—	(4,371)	(100.0%	)
Operating income	75,416	84,084	(8,668)	(10.3%	)

Interest expense	(13,060)	(20,287)	7,227	35.6%
Net income	$62,356	$63,797	$(1,441)	(2.3%	)

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a comparison is not meaningful.

Rental income.  Rental income decreased due to the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 which are leased by a private tenant and our purchase of approximately $46,421 of improvements made to our properties which are leased by Five Star since January 1, 2012. Rental income increased year over year on a comparable property basis primarily as a result of the improvement purchases from Five Star at certain of the communities we lease to Five Star that we have owned continuously since January 1, 2012.

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

Depreciation expense.  Depreciation expense decreased as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our TRSs. This decrease was partially offset as a result of our acquisition of five triple net leased communities since January 1, 2012 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2012.

Impairment of assets. During the six months ended June 30, 2013, we recorded impairment of assets charges of $4,371 to reduce the carrying value of four of our senior living communities classified as held for sale as of June 30, 2013 to their estimated net sale price.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our Federal National Mortgage Association secured term loan in August 2012 that had an interest rate of 6.4%, the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by mortgage debt of $13,306 with an interest rate of 6.25% we assumed in connection with our acquisition of a senior living community in January 2013 triple net leased to a privately owned operator.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
Total properties	39	24	22	22
# of units / beds	6,678	3,483	3,324	3,324
Occupancy	87.2%	87.4%	91.5%	87.5%
Average monthly rate	4,255	3,945	3,967	3,953

(1)       Consists of managed senior living communities we have owned continuously since January 1, 2012.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2013	2012	Change	% Change

Residents fees and services	$149,687	$71,554	$78,133	109.2%
Property operating expenses	(116,135)	(51,743)	(64,392)	(124.4%	)
Net operating income (NOI)	33,552	19,811	13,741	69.4%

Depreciation expense	(13,877)	(7,580)	(6,297)	(83.1%	)
Operating income	19,675	12,231	7,444	60.9%

Interest expense	(6,141)	(5,866)	(275)	(4.7%	)
Net income	$13,534	$6,365	$7,169	112.6%

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

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of seven managed senior living communities since January 1, 2012 and the expenses incurred at the ten senior living communities that were formerly leased to Sunrise where the leaseholds were transferred to our TRS during the third and fourth quarters of 2012.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since January 1, 2012 and the transfer of ten senior living communities that were formerly triple net leased to Sunrise to one of our TRSs in the third and fourth quarters of 2012.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $41,814 of mortgage debt with a weighted average interest rate of 5.8% in connection with our acquisition of three communities in 2012, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2012):

	Six Months Ended June 30,
	2013	2012	Change	% Change

Residents fees and services	$72,793	$69,893	$2,900	4.1%
Property operating expenses	(52,255)	(50,381)	(1,874)	(3.7%	)
Net operating income (NOI)	20,538	19,512	1,026	5.3%

Depreciation expense	(7,413)	(7,202)	(211)	(2.9%	)
Operating income	13,125	12,310	815	6.6%

Interest expense	(5,456)	(5,729)	273	4.8%
Net income	$7,669	$6,581	$1,088	16.5%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of changes in occupancy mix and an increase in the average monthly rates charged to residents at the 22 communities we have owned continuously since January 1, 2012.

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

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
Total properties	115	105	99	99
Total square feet(3)	7,714	7,235	6,658	6,658
Occupancy(4)	94.1%	93.9%	93.6%	95.3%

(1)       Excludes properties classified in discontinued operations.

(2)       Consists of MOBs we have owned continuously since January 1, 2012. One MOB which was sold in July 2012 and one MOB which was vacated in February 2012 that is scheduled for demolition are excluded.

(3)       Prior periods exclude space remeasurements made during the periods presented.

(4)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$101,582	$88,090	$13,492	15.3%
Property operating expenses	(32,028)	(26,561)	(5,467)	(20.6%	)
Net operating income (NOI)	69,554	61,529	8,025	13.0%

Depreciation / amortization expense	(26,290)	(23,538)	(2,752)	(11.7%	)
Impairment of assets	(1,304)	(3,071)	1,767	57.5%
Operating income	41,960	34,920	7,040	20.2%

Interest expense	(2,734)	(793)	(1,941)	(244.8%	)
Income from continuing operations	39,226	34,127	5,099	14.9%
Discontinued operations:
Income from discontinued operations	2,523	2,259	264	(11.7%	)
Impairment of assets from discontinued operations	(27,896)	—	(27,896)	(100.0%	)
Net income	$13,853	$36,386	$(22,533)	61.9%

Rental income.  Rental income increased because of rents from 16 MOBs we acquired for approximately $278,295 since January 1, 2012, partially offset by the sale of one MOB for approximately $1,100 in July 2012 and the loss of rental income at another MOB where the lease expired in February 2012 and has remained vacant.  Rental income includes non-cash straight line rent adjustments totaling $3,184 and $3,644 and amortization of approximately $(1,945) and $244 of acquired real estate leases and obligations for the six months ended June 30, 2013 and 2012, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since January 1, 2012, partially offset by the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since January 1, 2012, partially offset by the sale of one MOB in July 2012.

Impairment of assets.  During the six months ended June 30, 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce the carrying value of this property to its estimated net sale price.  During the six months ended June 30, 2012, we recorded an impairment of assets charge of $3,071 related to one property to reduce the carrying value of this property to its estimated net sale price.

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

Income from discontinued operations. Income from discontinued operations relates to the seven MOBs classified as held for sale as of June 30, 2013. The increase in income is due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

Impairment of assets from discontinued operations. During the three months ended June 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of seven of our MOBs to their estimated net sale price.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2012)(1):

	Six Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$85,446	$87,130	$(1,684)	(1.9%	)
Property operating expenses	(26,809)	(26,256)	(553)	(2.1%	)
Net operating income (NOI)	58,637	60,874	(2,237)	(3.7%	)

Depreciation / amortization expense	(21,319)	(22,719)	1,400	6.2%
Operating income	37,318	38,155	(837)	(2.2%	)

Interest expense	(569)	(786)	217	27.6%
Net income	$36,749	$37,369	$(620)	(1.7%	)

(1)       Excludes properties classified in discontinued operations.

Rental income.  Rental income decreased as a result of a reduction in same store occupancy from 95.3% at June 30, 2012 to 93.6% at June 30, 2013, mainly caused by the termination of certain tenant leases.

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

All other operations: (1)

	Six Months Ended June 30,
	2013	2012	Change	% Change

Rental income	$8,845	$8,878	$(33)	(0.4%	)

Expenses:
Depreciation	1,896	1,896	—	—
General and administrative	16,816	15,753	1,063	6.7%
Acquisition related costs	2,187	2,694	(507)	(18.8%	)
Total expenses	20,899	20,343	556	2.7%
Operating loss	(12,054)	(11,465)	(589)	(5.1%	)

Interest and other income	570	709	(139)	(19.6%	)
Interest expense	(37,196)	(30,063)	(7,133)	(23.7%	)
Loss on early extinguishment of debt	(105)	—	(105)	(100.0%	)
Equity in earnings of an investee	155	121	34	28.1%
Loss before income tax expense	(48,630)	(40,698)	(7,932)	(19.5%	)
Income tax expense	(280)	(247)	(33)	(13.4%	)
Net loss	$(48,910)	$(40,945)	$(7,965)	(19.5%	)

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $729 and amortization of approximately $110 of acquired real estate leases and obligations in both the six months ended June 30, 2013 and 2012.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding for the six months ended June 30, 2013 and 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

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

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the six months ended June 30, 2013 and 2012.  Acquisition related costs decreased as a result of less senior living and MOB acquisition activity during the six months ended June 30, 2013 than the prior year period.

Interest and other income.  The decrease in interest and other income is primarily due to the elimination of interest received from our Bridge Loan with Five Star that was repaid in April 2012.  Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility and reduced interest expense because of our redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.  Our weighted average balance outstanding and interest rate under our revolving credit facility was $32,793 and 1.9%, and $247,951 and 1.8%, for the six months ended June 30, 2013 and 2012, respectively.

Loss on early extinguishment of debt.  In June 2013, we prepaid four mortgage loans encumbering four of our properties for $10,377 that had maturity dates in 2013. The loss is a result of the premium paid to prepay these mortgages prior to their maturity dates.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and six months ended June 30, 2013 and 2012.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2013 and 2012 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$5,598	$33,251	$40,833	$65,603
Depreciation expense from continuing operations	38,296	34,624	75,999	67,397
Depreciation expense from discontinued operations	199	606	799	1,210
Impairment of assets	4,371	—	5,675	3,071
Impairment of assets from discontinued operations	27,896	—	27,896	—
FFO	76,360	68,481	151,202	137,281
Acquisition related costs from continuing operations	292	1,829	2,187	2,694
Loss on early extinguishment of debt	105	—	105	—
Percentage rent adjustment(1)	2,300	2,900	4,500	5,800
Normalized FFO	$79,057	$73,210	$157,994	$145,775

Weighted average shares outstanding	188,081	162,670	186,350	162,659

FFO per share	$0.41	$0.42	$0.81	$0.84
Normalized FFO per share	$0.42	$0.45	$0.85	$0.90
Net income per share	$0.03	$0.20	$0.22	$0.40
Distributions declared per share	$0.39	$0.38	$0.78	$0.76

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of NOI to Net Income:
Triple net communities NOI	$56,957	$59,643	$113,723	$118,467
Managed communities NOI	16,400	9,742	33,552	19,811
MOB NOI	34,646	30,732	69,554	61,529
All other operations NOI	4,441	4,458	8,845	8,878
Total NOI	112,444	104,575	225,674	208,685
Depreciation expense	(38,296)	(34,624)	(75,999)	(67,397)
General and administrative expense	(8,168)	(8,068)	(16,816)	(15,753)
Acquisition related costs	(292)	(1,829)	(2,187)	(2,694)
Impairment of assets	(4,371)	—	(5,675)	(3,071)
Operating income	61,317	60,054	124,997	119,770

Interest and other income	397	227	570	709
Interest expense	(29,567)	(28,120)	(59,131)	(57,009)
Loss on early extinguishment of debt	(105)	—	(105)	—
Equity in earnings of an investee	79	76	155	121
Income before income tax expense	32,121	32,237	66,486	63,591
Income tax expense	(140)	(43)	(280)	(247)
Income from continuing operations	31,981	32,194	66,206	63,344
Income from discontinued operations	1,513	1,057	2,523	2,259
Loss on impairment from discontinued operations	(27,896)	—	(27,896)	—
Net income	$5,598	$33,251	$40,833	$65,603

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the six months ended June 30, 2013 and 2012, we generated $150.9 million and $146.5 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At June 30, 2013, we had $37.3 million of cash and cash equivalents and $720.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and for other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is June 24, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to June 24, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 160 basis points as of June 30, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.77%.  The weighted average interest rate for borrowings under our revolving credit facility was 2.56% and 1.85% for the three and six months ended June 30, 2013, respectively.  As of June 30, 2013 and July 31, 2013, we had $30.0 million and $10.0 million outstanding and $720.0 million and $740.0 million available under our revolving credit facility, respectively.

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

We are currently in discussions with our lenders about possibly amending our revolving credit facility to, among other things, extend the maturity date and lower the borrowing costs. At this time, these discussions are preliminary and may not result in any change to our revolving credit facility.

In June 2013, we repaid mortgage notes with a weighted average interest rate of 6.1% encumbering four of our properties for approximately $10.5 million that had maturity dates in 2013.

During the six months ended June 30, 2013, we acquired four properties located in two states for an aggregate purchase price of approximately $75.0 million, excluding closing costs.  At the time of acquisition, these properties generated property NOI which yielded approximately 8.6% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.

In April 2013, we entered into an agreement to acquire one senior living community for approximately $22 million, excluding closing costs.  The senior living community is located in Cumming, GA and includes 93 private pay assisted living units. In July 2013, we entered into an agreement to acquire one senior living community for approximately $10 million, excluding closing costs.  The senior living community is located in Jefferson City, TN and includes 60 private pay assisted living units. In July 2013, we entered into an agreement to acquire two senior living communities for approximately $19.1 million, excluding closing costs.  The senior living communities are located in Canton and Ellijay, GA and include 153 private pay assisted living units. In July 2013, we entered into an agreement to acquire a MOB for approximately $49.5 million, excluding closing costs. This MOB is located in Boston, MA and includes 105,462 square feet. This MOB is a “state of the art” biotech laboratory building which will be long term leased to an investment grade rated tenant. These acquisitions are contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties, that our purchases will not be delayed or that the terms will not change.

As of June 30, 2013, we had 18 properties held for sale, including 11 senior living communities with 856 units and seven MOBs with 831,499 square feet. We decided to sell these properties because of underlying conditions in the markets where these properties are located. In aggregate, the 11 senior living communities that are held for sale receive a majority of their revenues from Medicare/Medicaid reimbursements. All 11 of these communities are leased to Five Star and our rents from Five Star will be reduced if and as these sales occur, as determined pursuant to our leases with Five Star. The seven MOBs were 99.3% occupied for a weighted (by rents) average lease term of 1.0 years as of June 30, 2013, and they generated annualized NOI of $6.8 million based on the three months ended June 30, 2013. During the three months ended June 30, 2013, we recorded impairment of assets charges of $32.3 million to reduce the carrying value of 11 of these 18 properties to their aggregate estimated net sale price. These properties have a net book value (after impairment) of $42.6 million as of June 30, 2013.

We are in the process of offering these 18 properties for sale, but we can provide no assurance that sales of these properties will occur. One of the 11 senior living communities, a skilled nursing facility with 112 units, is held for sale under an agreement to be sold for $2.6 million. We expect the sale of this community to occur before the end of 2013, but completion of this sale is subject to customary closing conditions and we can provide no assurance that a sale of this community will occur before the end of 2013 or will be completed at all or that the terms for the sale will not change. For more information about these completed and pending acquisitions and potential sales, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

During the three and six months ended June 30, 2013, pursuant to the terms of our existing leases with Five Star, we purchased $7.7 million and $15.9 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $654,000 and $1.3 million, respectively.  We used cash on hand to fund these purchases.

During the three and six months ended June 30, 2013 and 2012, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
MOB tenant improvements(1)	$739	$975	$971	$1,771
MOB leasing costs(1)	534	851	846	1,553
MOB building improvements(1) (2)	1,729	662	2,361	1,649
Managed senior living communities capital improvements	2,979	1,540	5,719	2,379
Development, redevelopment and other activities(3)	3,996	1,126	6,632	1,152
Total capital expenditures	$9,977	$5,154	$16,529	$8,504

(1)       Excludes expenditures at properties classified in discontinued operations.

(2)       MOB building improvements generally include: (i) construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets, and (ii) non-recurring expenditures or expenditures that we believe increase the value of our existing properties.

(3)       Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended June 30, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	18	83	101
Total leasing costs and concession commitments(1)	$412	$297	$709
Total leasing costs and concession commitments per square foot(1)	$22.89	$3.58	$7.02
Weighted average lease term (years)(2)	5.1	3.4	3.6
Total leasing costs and concession commitments per square foot per year(1)	$4.49	$1.05	$1.95

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)             Weighted based on annualized rental income pursuant to existing leases as of June 30, 2013, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

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

On May 21, 2013, we paid a $0.39 per share, or $73,349, distribution to our common shareholders of record on April 17, 2013 with respect to our operating results for the quarter ended March 31, 2013.  On July 3, 2013, we declared a quarterly distribution of $0.39 per share, or $73,353, to our common shareholders of record on July 17, 2013, with respect to our operating results for the quarter ended June 30, 2013; we expect to pay this distribution on or about August 21, 2013 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2013 were: (1) outstanding borrowings under our $750.0 million unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250.0 million principal amount due 2016 at an annual interest rate of 4.30%, (b) $200.0 million principal amount due 2020 at an annual interest rate of 6.75%, (c) $300.0 million principal amount due 2021 at an annual interest rate of 6.75% and (d) $350.0 million principal amount due 2042 at an annual interest rate of 5.625%; and (3) $701.1 million aggregate principal amount of mortgages secured by 53 of our properties with maturity dates from 2013 to 2043. We had $30.0 million outstanding under our unsecured revolving credit facility as of June 30, 2013. We also have two properties encumbered by capital leases totaling $13.6 million at June 30, 2013.  Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2013, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; and we, RMR, Five Star and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2013, or our Proxy Statement, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and former Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of June 30, 2013, approximately 94% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements.  We and our tenants and manager operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided under the caption “Business—Government Regulation and Reimbursement” in our Annual Report. Each year, The Centers for Medicare & Medicaid Services, or CMS, issues updated Medicare prospective payment system, or PPS, rates based on facility type.  PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model. CMS estimates that its updated PPS rates for federal fiscal year 2013 will result in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs and a 2.1% aggregate increase in PPS rates for inpatient rehabilitation facilities, such as our two rehabilitation hospitals. Due to a prior reduction of 11.1% in Medicare payment rates for federal fiscal year 2012, however, Medicare PPS rates for SNFs are lower for federal fiscal year 2013 than they were in federal fiscal year 2011.

In addition, the Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration could result in reductions to our and our tenants’ revenues from Medicare and certain other federal health programs over the next decade. These changes may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

Although Medicaid is exempt from the sequestration process, some of the states in which we and our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. According to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. Under the ACA, the federal government would pay for 100% of a state’s expansion in the Medicaid program to groups not currently covered by Medicaid for the first three years and gradually reduce its subsidy to 90% by 2020.  As of June 30, 2013, however, more than 20 states have elected not to broaden Medicaid eligibility and, instead, to forgo the federal funds that would otherwise be available for Medicaid expansion. We are unable to predict the impact of recent legislative and regulatory actions or proposed actions including those with respect to state Medicaid rates and the payments to states for Medicaid programs on us.

The ACA includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding for enforcement, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to legal compliance by healthcare providers. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our manager of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and manager. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our manager provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants’ and managed senior living communities’ costs, including the rents our tenants pay and the minimum returns and possible additional returns payable to us with respect to our managed senior living communities, our future financial results could be adversely and materially affected.

We cannot estimate the type and magnitude of the regulatory changes that may affect our business, but they may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our tenants’ and managed senior living communities’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

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

At June 30, 2013, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	294,530	6.71%	19,763	2019	Monthly
Mortgages	89,287	5.924%	5,289	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	46,261	6.54%	3,025	2017	Monthly
Mortgages	36,528	5.83%	2,130	2014	Monthly
Mortgages	30,564	6.015%	1,838	2015	Monthly
Mortgages	13,624	6.91%	941	2013	Monthly
Mortgages	12,913	5.66%	731	2015	Monthly
Mortgages	12,452	6.25%	778	2016	Monthly
Mortgages	12,186	6.25%	762	2015	Monthly
Mortgages	11,538	6.37%	734	2015	Monthly
Mortgages	11,333	6.15%	697	2017	Monthly
Mortgages	9,534	6.73%	642	2018	Monthly
Mortgages	9,423	5.95%	561	2038	Monthly
Mortgages	6,687	5.81%	389	2015	Monthly
Mortgages	6,420	5.97%	383	2016	Monthly
Mortgages	5,765	5.86%	338	2017	Monthly
Mortgages	5,071	5.65%	287	2015	Monthly
Mortgages	4,710	4.38%	206	2043	Monthly
Mortgages	4,550	5.81%	264	2015	Monthly
Mortgages	3,490	6.25%	218	2033	Monthly
Mortgages	3,141	7.31%	230	2022	Monthly
Mortgages	2,841	5.88%	167	2015	Monthly
Mortgages	1,546	7.85%	121	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$1,801,094		$108,479

(1)       The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $18.0 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2013, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $30.5 million.

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

Our only current floating rate obligations are under our $750.0 million unsecured revolving credit facility and we had $30.0 million of borrowings outstanding as of June 30, 2013 under that credit facility. Our revolving credit facility matures in June 2015, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to June 2016. We are currently in discussions with our lenders about possibly amending our revolving credit facility to, among other things, extend the maturity date and lower the borrowing costs. At this time, these discussions are preliminary and may not result in any change to our revolving credit facility. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2013:

	Impact of Changes in Interest Rates			Annual
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Earnings per Share Impact (2)
At June 30, 2013	1.85%	$30,000	$555	$—
100 basis point increase	2.85%	$30,000	$855	$—

(1)       Weighted based on the outstanding borrowings as of June 30, 2013.

(2)       Based on weighted average number of shares outstanding for the three months ended June 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2013 if we had fully drawn our credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At June 30, 2013	1.85%	$750,000	$13,875	$0.07
100 basis point increase	2.85%	$750,000	$21,375	$0.12

(1)       Weighted based on the outstanding borrowings as of June 30, 2013 assuming we were fully drawn on our revolving credit facility.

(2)       Based on weighted average number of shares outstanding for the three months ended June 30, 2013.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our revolving credit facility and term loan or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS

THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US AND ON OUR TENANTS AND MANAGER AND THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

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

•                  INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS, AND

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

•                  CONTINGENCIES IN OUR ACQUISITION AND SALES AGREEMENTS MAY CAUSE OUR FUTURE ACQUISITIONS AND SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE EIGHTEEN PROPERTIES CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE ARE CURRENTLY IN DISCUSSIONS WITH OUR LENDERS TO AMEND OUR REVOLVING CREDIT FACILITY TO, AMONG OTHER THINGS, EXTEND THE MATURITY DATE AND LOWER BORROWING COSTS.  HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO NEGOTIATE TERMS THAT ARE ACCEPTABLE TO US OR THAT WILL RESULT IN AN EXTENDED MATURITY DATE OR LOWER BORROWING COSTS,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO ACQUIRE A MOB AND FOUR SENIOR LIVING COMMUNITIES. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THEIR TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE EIGHTEEN PROPERTIES CLASSIFIED AS HELD FOR SALE AS OF JUNE 2013.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ONE SENIOR LIVING COMMUNITY UNDER AGREEMENT TO BE SOLD FOR $2.6 MILLION AND THAT THE SALE IS EXPECTED TO CLOSE BEFORE THE END OF 2013.  THIS SALE AGREEMENT IS SUBJECT TO CUSTOMARY CLOSING CONDITIONS AND WE CAN PROVIDE NO ASSURANCE THAT THE SALE WILL BE COMPLETED BEFORE THE END OF 2013 OR WILL BE COMPLETED AT ALL, OR THAT THE TERMS OF THE SALE WILL NOT CHANGE, AND

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION, REGULATIONS OR RULE MAKING AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGER, CHANGES IN OUR TENANTS’ OR MANAGER’S REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGER’S FINANCIAL CONDITIONS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY OR NATURAL DISASTERS.

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

PART II.   Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on May 9, 2013 we granted 2,000 of our common shares, valued at $28.64 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2013.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: July 31, 2013

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: July 31, 2013