Form 10-Q
period 2013-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2013-10-30
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐ No ☒

Number of registrant’s common shares outstanding as of October 30, 2013:  188,168,168.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2013

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.   Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$617,512	$599,313
Buildings and improvements	4,580,487	4,420,302
	5,197,999	5,019,615
Less accumulated depreciation	(808,264)	(714,687)
	4,389,735	4,304,928
Cash and cash equivalents	52,258	42,382
Restricted cash	10,046	9,432
Deferred financing fees, net	29,063	29,410
Acquired real estate leases and other intangible assets, net	105,705	113,986
Other assets	220,523	247,864
Total assets	$4,807,330	$4,748,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$125,000	$190,000
Senior unsecured notes, net of discount	1,093,016	1,092,053
Secured debt and capital leases	703,058	724,477
Accrued interest	21,763	15,757
Assumed real estate lease obligations, net	13,299	13,482
Other liabilities	74,751	65,665
Total liabilities	2,030,887	2,101,434

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 188,168,168 and 176,553,600 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,881	1,765
Additional paid in capital	3,497,588	3,233,354
Cumulative net income	1,122,778	1,043,821
Cumulative other comprehensive income	6,689	4,562
Cumulative distributions	(1,852,493)	(1,636,934)
Total shareholders’ equity	2,776,443	2,646,568
Total liabilities and shareholders’ equity	$4,807,330	$4,748,002

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$112,319	$113,756	$336,468	$329,191
Residents fees and services	74,946	42,352	224,634	113,906
Total revenues	187,265	156,108	561,102	443,097

Expenses:
Property operating expenses	74,729	46,805	222,893	125,109
Depreciation	38,473	35,276	114,472	102,673
General and administrative	7,798	8,352	24,615	24,106
Acquisition related costs	396	4,297	2,590	6,814
Impairment of assets	—	—	5,675	3,071
Total expenses	121,396	94,730	370,245	261,773

Operating income	65,869	61,378	190,857	181,324

Interest and other income	42	248	612	957
Interest expense	(29,405)	(30,417)	(88,536)	(87,426)
Loss on early extinguishment of debt	(692)	(6,349)	(797)	(6,349)
Loss on lease terminations	—	(104)	—	(104)
Gain (loss) on sale of properties	1,141	(101)	1,141	(101)
Equity in earnings of an investee	64	115	219	236
Income before income tax expense	37,019	24,770	103,496	88,537
Income tax expense	(125)	(43)	(405)	(290)
Income from continuing operations	36,894	24,727	103,091	88,247
Discontinued operations:
Income from discontinued operations	1,231	919	3,762	3,001
Impairment of assets from discontinued operations	—	—	(27,896)	—
Net income	$38,125	$25,646	$78,957	$91,248

Other comprehensive income:
Change in net unrealized (loss) / gain on investments	(2,166)	7,499	2,195	8,416
Share of comprehensive income of an investee	13	35	(68)	31
Comprehensive income	$35,972	$33,180	$81,084	$99,695

Weighted average shares outstanding	188,102	174,690	186,942	166,698

Income from continuing operations per share	0.20	0.14	0.55	0.53
Income (loss) from discontinued operations per share	—	0.01	(0.13)	0.02
Net income per share	$0.20	$0.15	$0.42	$0.55

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$78,957	$91,248
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	115,274	104,487
Amortization of deferred financing fees and debt discounts	4,559	4,494
Straight line rental income	(5,256)	(10,248)
Amortization of acquired real estate leases and other intangible assets	2,793	746
Loss on early extinguishment of debt	797	6,349
Impairment of assets	33,571	3,071
Loss on lease terminations	—	104
(Gain) loss on sale of properties	(1,141)	101
Equity in earnings of an investee	(219)	(236)
Change in assets and liabilities:
Restricted cash	(614)	(4,249)
Other assets	569	13,978
Accrued interest	6,006	(263)
Other liabilities	12,884	29,430
Cash provided by operating activities	248,180	239,012

Cash flows from investing activities:
Real estate acquisitions and deposits	(148,775)	(255,769)
Real estate improvements	(36,820)	(29,645)
Principal payments on loan receivable	—	38,000
Proceeds from sale of properties	2,550	1,041
Cash used for investing activities	(183,045)	(246,373)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	261,813	287,052
Proceeds from issuance of unsecured senior notes, net of discount	—	350,000
Proceeds from borrowings on revolving credit facility	160,000	509,000
Repayments of borrowings on revolving credit facility	(225,000)	(454,000)
Redemption of senior notes	—	(225,000)
Repayment of other debt	(33,261)	(259,400)
Payment of deferred financing fees	(3,252)	(12,186)
Distributions to shareholders	(215,559)	(190,680)
Cash (used for) provided by financing activities	(55,259)	4,786

Increase (decrease) in cash and cash equivalents	9,876	(2,575)
Cash and cash equivalents at beginning of period	42,382	23,560
Cash and cash equivalents at end of period	$52,258	$20,985
Supplemental cash flow information:
Interest paid	$79,552	$83,195
Income taxes paid	536	389

Non-cash investing activities:
Acquisitions funded by assumed debt	(12,266)	(112,153)

Non-cash financing activities:
Assumption of mortgage notes payable	12,266	112,153
Issuance of common shares	2,538	2,138

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

Note 3.  Real Estate Properties

At September 30, 2013, we owned 396 properties located in 40 states and Washington, D.C. We account for the following acquisitions as business combinations unless otherwise noted.

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

(1)    Purchase price includes the assumption of mortgage debt and excludes closing costs.  The allocation of the purchase price of our acquisition shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

(2)    We leased this property to a subsidiary of Stellar Senior Living, LLC for an initial term expiring in 2028 for initial rent of approximately $1,732 per year.  Percentage rent, based on increases in gross revenues at this property, will commence in 2016.

Managed Senior Living Communities Acquisitions:

In August 2013, we acquired a senior living community located in Cumming, GA with 93 private pay assisted living units for approximately $22,030, excluding closing costs.  We funded this acquisition using cash on hand and borrowings under our revolving credit facility. A subsidiary of Five Star Quality Care, Inc., which together with its subsidiaries, we refer to in this report as Five Star, will manage this community for our account pursuant to a long term management agreement. As of September 30, 2013, we owned 40 communities that are managed by Five Star. We use the taxable REIT subsidiary, or TRS, structures authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for our managed senior living communities. See Note 10 for more information regarding our management arrangements with Five Star. Details of this acquisition are as follows:

Senior Living Managed Communities Acquisitions since January 1, 2013:

		Number
		of	Units/	Purchase		Buildings and		Intangible
Date	Location	Properties	Beds	Price (1)	Land	Improvements	FF&E	Assets
August 2013	Cumming, GA	1	93	$22,030	$1,548	$18,666	$803	$1,013

(1)    Purchase price excludes closing costs.  The allocation of the purchase price of certain of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

MOB Acquisitions:

In February 2013, we acquired two properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with a total of 144,900 square feet located in Bothell, WA for approximately $38,000, excluding closing costs; we funded this acquisition using cash on hand. In March 2013, we acquired a MOB with 71,824 square feet located in Hattiesburg, MS for approximately $14,600, excluding closing costs; we funded this acquisition using cash on hand. In August 2013, we acquired another MOB with 105,462 square feet located in Boston, MA for approximately $49,500, excluding closing costs; we funded this acquisition using cash on hand and borrowings under our revolving credit facility. Details of these acquisitions are as follows:

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

MOB Acquisitions since January 1, 2013:

								Acquired
		Number					Acquired	Real Estate
		of	Square	Purchase		Buildings and	Real Estate	Lease
Date	Location	Properties	Feet (000’s)	Price (1)	Land	Improvements	Leases	Obligations
February 2013	Bothell, WA	2	145	$38,000	$5,639	$25,239	$8,442	$1,539
March 2013	Hattiesburg, MS	1	72	14,600	1,269	11,691	2,323	683
August 2013 (2)	Boston, MA	1	105	49,500	4,600	44,900	—	—
		4	322	$102,100	$11,508	$81,830	$10,765	$2,222

(1)    Purchase price excludes closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

(2)    This acquisition is accounted for as an asset purchase.

In October 2013, we acquired three senior living communities with an aggregate of 213 assisted living units for an aggregate purchase price of approximately $29,000, excluding closing costs.  One of those communities is located in Tennessee, and the other two are located in Georgia.  Subsidiaries of Five Star will manage these communities for our account pursuant to a long term management agreement.

In August 2013, we entered into an agreement to acquire one senior living community for approximately $12,000, excluding closing costs.  The senior living community is located in Verona, WI and includes 68 assisted living units.  We expect that a subsidiary of Five Star will manage this community for our account pursuant to a long term management agreement. In October 2013, we entered into an agreement to acquire a portfolio of three MOBs with 62,826 square feet located in Orlando, FL for approximately $15,375, excluding closing costs. The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we may not purchase some or all of these properties, these purchases may be delayed or the terms of these purchases may change.

Impairment

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life, or legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the nine months ended September 30, 2013 and 2012, we recorded impairment of assets charges of $1,304 and $3,071, respectively, to reduce the carrying value of one of our properties to its estimated net sale price.

As of September 30, 2013, we had 10 senior living communities with 744 units, two rehabilitation hospitals with 364 licensed beds, and seven MOBs with 831,499 square feet categorized as properties held for sale. During the nine months ended September 30, 2013, we recorded impairment of assets

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

charges of $32,267 to reduce the carrying value of 11 of these 19 properties to their aggregate estimated net sale price. These properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $94,891 at September 30, 2013. As of December 31, 2012, we had one senior living community with 120 units held for sale (which is included within the 10 senior living communities held for sale as of September 30, 2013). This property is included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $850 at December 31, 2012. We decided to sell these properties due to underlying conditions in the markets where these properties are located. We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale in our condensed consolidated balance sheets.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. Summarized income statement information for the seven MOBs that meet the criteria for discontinued operations is included in discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$2,189	$2,525	$7,284	$7,581
Property operating expenses	(958)	(1,002)	(2,723)	(2,766)
Depreciation and amortization	—	(604)	(799)	(1,814)
Income from discontinued operations	$1,231	$919	$3,762	$3,001

In August 2013, we sold a skilled nursing facility with 112 units that was previously classified as held for sale for $2,550 and recorded a gain on the sale of this property of approximately $1,141.

The senior living properties which we are offering for sale do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing.

In August 2013, we and Five Star entered into an asset purchase agreement, or the Purchase Agreement, with certain unrelated parties pursuant to which we agreed to sell our two rehabilitation hospitals and certain related assets for a sale price of $90,000, subject to certain adjustments, and Five Star agreed to transfer the operations of the two hospitals and several in-patient and out-patient clinics affiliated with those hospitals, to those third parties.  Each hospital is currently leased by us to Five Star under one of our combination leases with Five Star, or our Lease No. 2.  The sale of these rehabilitation hospitals is subject to various closing conditions, including the purchaser obtaining appropriate licenses and regulatory approvals, and there can be no assurance that the sale will occur.

Note 4.  Unrealized Gain / Loss on Investments

As of September 30, 2013, we owned  250,000 common shares of CommonWealth REIT, or CWH, and  4,235,000 common shares of Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares as of September 30, 2013 ($21.91 and $5.17 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Loan Receivable

In May 2011, we and Five Star entered into a loan agreement, or the Bridge Loan, under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities.  By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan.  By December 31, 2011, Five Star had repaid $42,000 of those borrowings.  In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan.  The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star.  The Bridge Loan required interest payable to us at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%.  We recognized interest income from this Bridge Loan of $314 for the nine months ended September 30, 2012, which is included in interest and other income in our condensed consolidated statements of income and comprehensive income.

Note 6.  Indebtedness

Our principal debt obligations at September 30, 2013 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021 and (d) $350,000 principal amount at an annual interest rate of 5.625% due 2042; and (3) $684,615 aggregate principal amount of mortgages secured by 51 of our properties with maturity dates from 2013 to 2043.  The 51 mortgaged properties had a carrying value of $950,736 at September 30, 2013.  We also had two properties subject to capital leases totaling $13,436 at September 30, 2013; these two properties had a carrying value of $18,528 at September 30, 2013.

In connection with the acquisitions discussed in Note 3 above, during the nine months ended September 30, 2013, we assumed $12,266 of mortgage debt, which was recorded at a fair value of $13,306.  This mortgage has a contractual interest rate of 6.25% and matures in May 2015.  We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,040.  We determined the fair value of the assumed mortgage using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2013, we prepaid mortgage notes encumbering four of our properties that had an aggregate principal balance of $10,377, a weighted average interest rate of 6.1% and maturity dates later in 2013. In September 2013, we prepaid a mortgage note encumbering two of our properties that had an aggregate principal balance of $13,579, a weighted average interest rate of 6.9% and a maturity date later in 2013. As a result, we recognized losses on early extinguishment of debt of $154 and $259 for the three and nine months ended September 30, 2013, respectively.

On September 4, 2013, we amended the agreement governing our unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders.  As a result of the amendment the stated maturity date of the revolving credit facility was extended from June

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

24, 2015 to January 15, 2018.  Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The $750,000 maximum amount of our revolving credit facility remained unchanged by the amendment. The revolving credit facility agreement continues to include a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. Under this amendment, the interest rate paid on borrowings under the revolving credit facility agreement was reduced from LIBOR plus a premium of 160 basis points to LIBOR plus a premium of 130 basis points, and the facility fee was reduced from 35 basis points to 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As a result of the amendment, we recognized a loss on early extinguishment of debt of $538 for the three and nine months ended September 30, 2013.  The weighted average interest rate for borrowings under our revolving credit facility was 1.68% for the nine months ended September 30, 2013.  We incurred interest expense and other associated costs related to our revolving credit facility of $271 and $555 for the three and nine months ended September 30, 2013.  As of September 30, 2013 and October 30, 2013, we had $125,000 and $115,000 outstanding and $625,000 and $635,000 available under our revolving credit facility, respectively.

Note 7.  Shareholders’ Equity

On February 19, 2013, we paid a $0.39 per share, or $68,857, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2012.  On May 21, 2013, we paid a $0.39 per share, or $73,349, distribution to our common shareholders with respect to our operating results for the quarter ended March 31, 2013. On August 21, 2013, we paid a $0.39 per share, or $73,353, distribution to our common shareholders with respect to our operating results for the quarter ended June 30, 2013. On October 3, 2013, we declared a quarterly distribution of $0.39 per share, or $73,386, to our common shareholders of record on October 17, 2013, with respect to our operating results for the quarter ended September 30, 2013; we expect to pay this distribution on or about November 21, 2013.

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

On September 13, 2013, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 82,600 of our common shares to our officers and certain employees of our manager, RMR, valued at $22.86 per share, the closing price of our common shares on the NYSE on that day.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at September 30, 2013 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$94,891	$—	$94,891	$—
Long-lived assets held and used(2)	$653	$—	$653	$—
Investments in available for sale securities(3)	$27,372	$27,372	$—	$—
Unsecured senior notes(4)	$1,102,198	$1,102,198	$—	$—
Secured debt(5)	$764,495	$—	$—	$764,495

(1)             Assets held for sale consist of nineteen of our properties that we expect to sell that are reported at fair value less costs to sell.  We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $38,005 to these properties in order to reduce their book value to fair value.

(2)             Long-lived assets held and used consist of one of our properties for which we reduced the carrying value.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property.  We have previously recorded impairment of assets charges of $1,304 and $3,071 for the nine months ended September 30, 2013 and 2012, respectively, for this property in order to reduce its carrying value to the amount stated.

(3)             Our investments in available for sale securities include our 250,000 common shares of CWH and  4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at September 30, 2013 in active markets (Level 1 inputs).

(4)             We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our outstanding four issuances of senior notes (Level 1 inputs) on or about September 30, 2013.  The fair values of these senior note obligations exceed their aggregate book values of $1,093,017 by $9,181 because these notes were trading at a premium to their face amounts.

(5)             We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at September 30, 2013 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, other unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at September 30, 2013 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments:  (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs.  Our triple net and managed senior living communities include independent living communities and assisted living communities, skilled nursing facilities, or SNFs, and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$57,073	$—	$50,910	$4,336	$112,319
Residents fees and services	—	74,946	—	—	74,946
Total revenues	57,073	74,946	50,910	4,336	187,265

Expenses:
Property operating expenses	—	57,708	17,021	—	74,729
Depreciation	16,760	7,251	13,514	948	38,473
General and administrative	—	—	—	7,798	7,798
Acquisition related costs	—	—	—	396	396
Total expenses	16,760	64,959	30,535	9,142	121,396

Operating income (loss)	40,313	9,987	20,375	(4,806)	65,869

Interest and other income	—	—	—	42	42
Interest expense	(6,546)	(3,054)	(1,369)	(18,436)	(29,405)
Loss on early extinguishment of debt	—	—	—	(692)	(692)
Gain on sale of properties	1,141	—	—	—	1,141
Equity in earnings of an investee	—	—	—	64	64
Income (loss) before income tax expense	34,908	6,933	19,006	(23,828)	37,019
Income tax expense	—	—	—	(125)	(125)
Income (loss) from continuing operations	34,908	6,933	19,006	(23,953)	36,894
Discontinued operations:
Income from discontinued operations	—	—	1,231	—	1,231
Net income (loss)	$34,908	$6,933	$20,237	$(23,953)	$38,125

Total assets	$1,861,729	$967,187	$1,732,217	$246,197	$4,807,330

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$60,496	$—	$48,821	$4,439	$113,756
Residents fees and services	—	42,352	—	—	42,352
Total revenues	60,496	42,352	48,821	4,439	156,108

Expenses:
Property operating expenses	—	31,233	15,572	—	46,805
Depreciation	17,433	5,037	11,858	948	35,276
General and administrative	—	—	—	8,352	8,352
Acquisition related costs	—	—	—	4,297	4,297
Total expenses	17,433	36,270	27,430	13,597	94,730

Operating income (loss)	43,063	6,082	21,391	(9,158)	61,378

Interest and other income	—	—	—	248	248
Interest expense	(8,665)	(2,929)	(1,014)	(17,809)	(30,417)
Loss on early extinguishment of debt	—	—	—	(6,349)	(6,349)
Loss on lease terminations	(104)	—	—	—	(104)
Loss on sale of properties	—	—	(101)	—	(101)
Equity in earnings of an investee	—	—	—	115	115
Income (loss) before income tax expense	34,294	3,153	20,276	(32,953)	24,770
Income tax expense	—	—	—	(43)	(43)
Income (loss) from continuing operations	34,294	3,153	20,276	(32,996)	24,727
Discontinued operations:
Income from discontinued operations	—	—	919	—	919
Net income (loss)	$34,294	$3,153	$21,195	$(32,996)	$25,646

Total assets	$2,019,325	$803,009	$1,625,180	$198,782	$4,646,296

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$170,794	$—	$152,492	$13,182	$336,468
Residents fees and services	—	224,634	—	—	224,634
Total revenues	170,794	224,634	152,492	13,182	561,102

Expenses:
Property operating expenses	—	173,844	49,049	—	222,893
Depreciation	50,696	21,128	39,804	2,844	114,472
General and administrative	—	—	—	24,615	24,615
Acquisition related costs	—	—	—	2,590	2,590
Impairment of assets	4,371	—	—	1,304	5,675
Total expenses	55,067	194,972	88,853	31,353	370,245

Operating income (loss)	115,727	29,662	63,639	(18,171)	190,857

Interest and other income	—	—	—	612	612
Interest expense	(20,030)	(9,196)	(4,103)	(55,207)	(88,536)
Loss on early extinguishment of debt	—	—	—	(797)	(797)
Gain on sale of properties	1,141	—	—	—	1,141
Equity in earnings of an investee	—	—	—	219	219
Income (loss) before income tax expense	96,838	20,466	59,536	(73,344)	103,496
Income tax expense	—	—	—	(405)	(405)
Income (loss) from continuing operations	96,838	20,466	59,536	(73,749)	103,091
Discontinued operations:
Income from discontinued operations	—	—	3,762	—	3,762
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Net income (loss)	$96,838	$20,466	$35,402	$(73,749)	$78,957

Total assets	$1,861,729	$967,187	$1,732,217	$246,197	$4,807,330

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$178,964	$—	$136,910	$13,317	$329,191
Residents fees and services	—	113,906	—	—	113,906
Total revenues	178,964	113,906	136,910	13,317	443,097

Expenses:
Property operating expenses	—	82,976	42,133	—	125,109
Depreciation	51,816	12,617	35,396	2,844	102,673
General and administrative	—	—	—	24,106	24,106
Acquisition related costs	—	—	—	6,814	6,814
Impairment of assets	—	—	—	3,071	3,071
Total expenses	51,816	95,593	77,529	36,835	261,773

Operating income (loss)	127,148	18,313	59,381	(23,518)	181,324

Interest and other income	—	—	—	957	957
Interest expense	(29,073)	(8,675)	(1,807)	(47,871)	(87,426)
Loss on early extinguishment of debt	—	—	—	(6,349)	(6,349)
Loss on lease terminations	(104)	—	—	—	(104)
Loss on sale of properties	—	—	(101)	—	(101)
Equity in earnings of an investee	—	—	—	236	236
Income (loss) before income tax expense	97,971	9,638	57,473	(76,545)	88,537
Income tax expense	—	—	—	(290)	(290)
Income (loss) from continuing operations	97,971	9,638	57,473	(76,835)	88,247
Discontinued operations:
Income from discontinued operations	—	—	3,001	—	3,001
Net income (loss)	$97,971	$9,638	$60,474	$(76,835)	$91,248

Total assets	$2,019,325	$803,009	$1,625,180	$198,782	$4,646,296

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Related Person Transactions

Five Star was formerly our 100% owned subsidiary.  Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages several senior living communities for us.  In 2001, we distributed substantially all of Five Star’s then outstanding shares of common stock to our shareholders.  As of September 30, 2013, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.8% of Five Star’s outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of Five Star.  RMR provides management services to both us and Five Star.

As of September 30, 2013, we leased 187 senior living communities and two rehabilitation hospitals to Five Star.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us as of September 30, 2013 was $199,257, excluding percentage rent.  We recognized total rental income from Five Star of $49,705 and $49,148 for the three months ended September 30, 2013 and 2012, respectively, and $148,732 and $146,901 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, our rents receivable from Five Star were $17,863 and $17,680, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.  We had deferred percentage rent under our Five Star leases of $1,301 and $1,190 for the three months ended September 30, 2013 and 2012, respectively, and $3,823 and $3,602 for the nine months ended September 30, 2013 and 2012, respectively.  We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met.  During the nine months ended September 30, 2013, pursuant to the terms of our leases with Five Star, we purchased $22,501 of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,800.

In August 2013, we and Five Star entered into the Purchase Agreement with certain unrelated parties pursuant to which we agreed to sell our two rehabilitation hospitals and certain related assets for a sale price of $90,000, subject to certain adjustments, and Five Star agreed to transfer the operations of the two hospitals and several in-patient and out-patient clinics affiliated with those hospitals, to those third parties. Each hospital is leased by us to Five Star under Lease No. 2 and is currently operated by Five Star.  In September 2013, we entered into an amendment to Lease No. 2 in connection with our agreement to sell these rehabilitation hospitals and Five Star’s agreement to transfer its related hospital operations.  The lease amendment provides, among other things, that effective upon the sale of the rehabilitation hospitals pursuant to the Purchase Agreement, Lease No. 2 will terminate with respect to the rehabilitation hospitals and the annual rent paid to us by Five Star under Lease No. 2 will be reduced by $9,500.  The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between us and Five Star.  The sale of these rehabilitation hospitals is subject to various closing conditions, including the purchaser’s obtaining appropriate licenses and regulatory approvals, and there can be no assurance that the sale will occur.

We and Five Star have agreed to offer for sale 11 senior living communities we lease to Five Star.  Five Star’s rent payable to us will be reduced if and as these sales may occur pursuant to terms set in our leases with Five Star.  In August 2013, we sold one of these communities, a SNF with 112 living units, for a sales price of $2,550, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $255, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease.  We can provide no assurance that the remaining ten senior living communities which we and Five Star have agreed to offer for sale will be sold or what the terms of any sales may provide.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

As of September 30, 2013, Five Star managed 40 senior living communities for our account.  We lease our senior living communities that are managed by Five Star that include assisted living units to our TRSs, and Five Star manages these communities pursuant to long term management agreements on substantially similar terms.  In connection with the management agreements, we and Five Star have entered into three combination agreements, or pooling agreements:  two pooling agreements which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a third pooling agreement, which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012.  Each of our AL Pooling Agreements includes 20 identified communities (including three assisted living communities that we acquired in October 2013 under the second AL Pooling Agreement). We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to the applicable pooling agreement, including determinations of our return on our invested capital and Five Star’s incentive fees. The senior living community in New York described below that Five Star manages for our account is not included in any of our Pooling Agreements.  We incurred management fees of $2,290 and $1,284 for the three months ended September 30, 2013 and 2012, respectively, and $6,866 and $3,431 for the nine months ended September 30, 2013 and 2012, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.

In August 2013, we acquired a senior living community located in Cumming, GA with 93 assisted living units for $22,030, excluding closing costs.  In October 2013, we acquired three senior living communities with an aggregate of 213 assisted living units for an aggregate purchase price of approximately $29,100, excluding closing costs; one of those communities is located in Tennessee, and the other two are located in Georgia. We lease these four senior living communities to our TRSs and Five Star manages these communities for our account pursuant to separate long term management agreements on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units and these agreements were added to the second AL Pooling Agreement.  As noted in Note 3, we have agreed to acquire an additional senior living community.   If this acquisition is completed, we will lease that community to one of our TRSs and we expect to enter into a long term management agreement with Five Star to manage that community on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units and that this management agreement would be added to one of our existing AL Pooling Agreements or to a new pooling agreement that we may enter into with Five Star; accordingly, this acquisition is subject to due diligence and other conditions and this acquisition may not be completed, it may be delayed or its terms may change. Also, we expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to the management arrangements we currently have with Five Star.

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

As discussed above in Note 5, in May 2011, we and Five Star entered into the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star’s purchase of six senior living communities.  In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan.  We recognized interest income from Five Star under the Bridge Loan of $314 for the nine months ended September 30, 2012.

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs.

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include Five Star.  One of our Managing Trustees, Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee,  Adam Portnoy, is the son of Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, David Hegarty, is a director of RMR.  Five Star’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies, including Five Star, and Adam Portnoy serves as a managing trustee of a majority of those companies, but not Five Star.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we incurred business management fees of $6,847 and $6,745 for the three months ended September 30, 2013 and 2012, respectively, and $20,088 and $19,472 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income and comprehensive income.  In March 2013, we issued 21,968 of our common shares to RMR for an incentive fee payable to RMR for 2012 services, in accordance with the terms of our business management agreement.

In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,678 and $1,557 for the three months ended September 30, 2013 and 2012, respectively, and $4,937 and $4,328 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated balance sheets.

In September 2013, we and RMR agreed to restructure the base business management and incentive fees payable to RMR under our business management agreement beginning in 2014, as follows:

•                                          The base business management fees we pay to RMR will be calculated on the basis of the lower of: (i) gross historical cost of our real estate assets, as defined, or (ii) our total

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

market capitalization.  Market capitalization will include the market value of our common shares, plus the liquidation preference of preferred shares, if any, and the principal amount of debt.  The market value of our common shares will be calculated based on the average shares outstanding multiplied by the average closing share price during the period in which the fees are earned.

•                                          10% of the base business management fees we pay to RMR will be paid in our common shares.  The amount of our common shares granted as part of the base business management fee will be calculated based on the average closing share price during the period in which the fees are earned.

•                                          The annual incentive fees which may be earned by RMR will be calculated based upon total returns realized by our common shareholders (i.e., share price appreciation plus dividends) in excess of benchmarks.  The benchmarks will be set by our Compensation Committee, which is comprised solely of Independent Trustees, and will be disclosed in our annual meeting proxy statements.  Incentive fees will be paid in our common shares which will vest over a multiyear period and will be subject to a “claw back” in the event of certain material restatements of financial results.

We, RMR, Five Star and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of September 30, 2013, we have invested $5,209 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,781 and $5,629 as of September 30, 2013 and December 31, 2012, respectively, which amounts are include in other assets on our condensed consolidated balance sheets.  We recognized income of $64 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $219 and $236 for the nine months ended September 30, 2013 and 2012, respectively, arising from our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $4,748 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Effective July 2013, we, RMR, Five Star and four other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate coverage and we also purchased from an unrelated third party insurer a separate directors’ and officers’ liability insurance policy providing $5,000 of coverage.  We paid aggregate premiums of approximately $343 in connection with these policies.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and nine months ended September 30, 2013, we recognized income tax expense of $125 and $405, respectively. During the three and nine months ended 2012, we recognized income tax expense of $43 and $290, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

(As of September 30, 2013)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(2)	% of Total Investment	Investment per Unit / Bed or Square Foot(3)	Q3 2013 NOI(4)	% of Q3 2013 NOI

Facility Type
Independent living(5)	62	15,176		$1,871,808	35.4%	$123,340	$33,641	29.9%
Assisted living(5)	152	11,251		1,304,341	24.6%	$115,931	33,579	29.8%
Nursing homes(5)	47	4,919		204,209	3.9%	$41,514	4,324	3.8%
Rehabilitation hospitals(6)	2	364		78,382	1.5%	$215,335	2,767	2.5%
Subtotal senior living communities	263	31,710		3,458,740	65.4%	$109,074	74,311	66.0%
MOBs	116	7,819,000	sq. ft.	1,651,677	31.2%	$211	33,889	30.1%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%	$222	4,336	3.9%
Total	389			$5,290,434	100.0%		$112,536	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	90	6,626		690,083	13.0%	$104,148	14,681	13.0%
Five Star (Lease No. 2)	53	7,564		758,006	14.3%	$100,212	17,833	15.8%
Five Star (Lease No. 3)	17	3,281		351,543	6.6%	$107,145	8,524	7.6%
Five Star (Lease No. 4)	29	3,335		387,807	7.3%	$116,284	8,667	7.7%
Subtotal Five Star	189	20,806		2,187,439	41.2%	$105,135	49,705	44.1%
Sunrise / Marriott(7)	4	1,619		126,326	2.4%	$78,027	3,133	2.9%
Brookdale	18	894		61,122	1.2%	$68,369	1,754	1.5%
6 private senior living companies (combined)	12	1,620		94,170	1.8%	$58,130	2,481	2.2%
Managed senior living communities(8)	40	6,771		989,683	18.8%	$146,165	17,238	15.3%
Subtotal senior living communities	263	31,710		3,458,740	65.4%	$109,074	74,311	66.0%
Multi-tenant MOBs	116	7,819,000	sq. ft.	1,651,677	31.2%	$211	33,889	30.1%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%	$222	4,336	3.9%
Total	389			$5,290,434	100.0%		$112,536	100.0%

Tenant / Managed Property Operating Statistics(9)

	Rent Coverage		Occupancy
	2013	2012	2013	2012

Five Star (Lease No. 1)	1.19x	1.20x	84.8%	84.8%
Five Star (Lease No. 2)	1.15x	1.23x	81.1%	82.0%
Five Star (Lease No. 3)	1.66x	1.68x	88.6%	89.3%
Five Star (Lease No. 4)	1.16x	1.20x	85.6%	86.1%
Subtotal Five Star	1.25x	1.30x	84.2%	84.7%
Sunrise / Marriott(7)	1.91x	1.90x	92.9%	93.1%
Brookdale	2.51x	2.27x	95.3%	93.6%
6 private senior living companies (combined)	2.01x	2.86x	84.2%	83.6%
Managed senior living communities(8)	NA	NA	87.3%	86.9%
Subtotal senior living communities	1.37x	1.41x	85.6%	85.8%
Multi-tenant MOBs	NA	NA	94.1%	93.9%
Wellness centers	2.21x	2.17x	100.0%	100.0%
Total	1.42x	1.46x

(1)	Excludes properties classified in discontinued operations.
(2)	Amounts are before depreciation, but after impairment write downs, if any.
(3)	Represents investment carrying value divided by the number of living units, beds or leased square feet at September 30, 2013.
(4)	Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(5)	Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.
(6)

In August 2013, we entered into an agreement to sell our two rehabilitation hospitals for $90 million. In connection with the sale, Five Star has agreed to terminate its lease of the hospitals effective as of the date of closing and to transfer its related hospital operations to an affiliate of the purchaser. For more information about this sale, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(7)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(8)

These 40 managed senior living communities are leased to our TRSs and managed by Five Star. The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through September 30, 2013 was 87.4%.

(9)

Operating data for multi-tenant MOBs are presented as of September 30, 2013 and 2012; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June 30, 2013 and 2012, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

The following tables set forth information regarding our lease expirations as of September 30, 2013 (dollars in thousands):

	Annualized Rental Income(1) (2)				Percent of Total	Cumulative Percentage of
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2013	$—	$3,945	$—	$3,945	0.9%	0.9%
2014	—	17,304	—	17,304	3.7%	4.6%
2015	3,039	20,597	—	23,636	5.1%	9.7%
2016	—	23,673	—	23,673	5.1%	14.8%
2017	44,420	25,692	—	70,112	15.1%	29.9%
2018	14,500	22,871	—	37,371	8.1%	38.0%
2019	599	29,709	—	30,308	6.5%	44.5%
2020	—	15,349	—	15,349	3.3%	47.8%
2021	1,424	5,278	—	6,702	1.4%	49.2%
Thereafter	173,862	43,470	17,536	234,868	50.8%	100.0%
Total	$237,844	$207,888	$17,536	$463,268	100.0%

Average remaining lease term for all properties (weighted by annualized rental income):  8.4 years

(1)                   Annualized rental income is rents pursuant to existing leases as of September 30, 2013, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)                   Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2013, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2013 – 0.7%; 2014 – 3.3%; 2015 – 4.4%, 2016 – 4.4%; 2017 – 13.2%; 2018 – 7.0%; 2019 – 5.7%; 2020 – 2.9%; 2021 – 1.3% and thereafter – 57.2%. In addition, if our leases to our TRSs are included, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.8 years.

	Number of Tenants (1)				Percent of Total Number of	Cumulative Percentage of Number of
Year	Senior Living Communities(2)	MOBs	Wellness Centers	Total	Tenancies Expiring	Tenancies Expiring

2013	—	52	—	52	8.8%	8.8%
2014	—	107	—	107	18.0%	26.8%
2015	3	94	—	97	16.4%	43.2%
2016	—	79	—	79	13.3%	56.5%
2017	2	75	—	77	13.0%	69.5%
2018	1	64	—	65	11.0%	80.5%
2019	1	34	—	35	5.9%	86.4%
2020	—	25	—	25	4.2%	90.6%
2021	1	13	—	14	2.4%	93.0%
Thereafter	4	36	2	42	7.0%	100.0%
Total	12	579	2	593	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2013	—	0.0%	0.0%	119,568	—	119,568	1.5%	1.5%
2014	—	0.0%	0.0%	474,246	—	474,246	5.8%	7.3%
2015	423	1.7%	1.7%	840,784	—	840,784	10.2%	17.5%
2016	—	0.0%	1.7%	1,005,528	—	1,005,528	12.2%	29.7%
2017	4,229	17.0%	18.7%	1,012,489	—	1,012,489	12.3%	42.0%
2018	1,619	6.5%	25.2%	661,520	—	661,520	8.0%	50.0%
2019	175	0.7%	25.9%	943,285	—	943,285	11.5%	61.5%
2020	—	0.0%	25.9%	727,061	—	727,061	8.8%	70.3%
2021	361	1.4%	27.3%	212,372	—	212,372	2.6%	72.9%
Thereafter	18,132	72.7%	100.0%	1,428,209	812,000	2,240,209	27.1%	100.0%
Total	24,939	100.0%		7,425,062	812,000	8,237,062	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes 6,771 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2013, 2014 – 0.0%; 2015 – 1.3%; 2016 – 0.0%; 2017 – 13.3%; 2018 – 5.1%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1% and thereafter – 78.6%.

During the three months ended September 30, 2013, we entered into MOB lease renewals for 292,000 square feet and new leases for 132,000 square feet, at weighted average rental rates that were 1.8% below rents previously charged for the same space.  These leases produce average net rent of $19.61 per square foot.  Average lease terms for leases entered into during the third quarter of 2013 were 5.5 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the third quarter of 2013 totaled $6.2 million, or $14.62 per square foot on average (approximately $2.66 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities, SNFs and two rehabilitation hospitals.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Triple net senior living communities	$57,073	$60,496	$170,794	$178,964
Managed senior living communities	74,946	42,352	224,634	113,906
MOBs	50,910	48,821	152,492	136,910
All other operations	4,336	4,439	13,182	13,317
Total revenues	$187,265	$156,108	$561,102	$443,097

Net income:
Triple net senior living communities	$34,908	$34,294	$96,838	$97,971
Managed senior living communities	6,933	3,153	20,466	9,638
MOBs	20,237	21,195	35,402	60,474
All other operations	(23,953)	(32,996)	(73,749)	(76,835)
Net income	$38,125	$25,646	$78,957	$91,248

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the third quarter 2013 results against the comparable 2012 period.

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2013	2012	2013	2012
Total properties(2)	223	230	218	218
# of units / beds(2)	24,939	26,959	24,278	24,278
Tenant operating data(3)
Occupancy	85.1%	85.8%	85.1%	85.5%
Rent coverage	1.37x	1.39x	1.37x	1.41x

(1)             Consists of triple net senior living communities we have owned continuously since July 1, 2012.

(2)             The change in total properties and number of units / beds for All Properties reflects the transfer of ten communities previously triple net leased to Sunrise Senior Living, Inc., or Sunrise, to our managed senior living communities segment (three communities were transferred on September 1, 2012, five communities were transferred on October 1, 2012, and two communities were transferred on November 1, 2012), partially offset by additional triple net leased properties we acquired since July 1, 2012.

(3)             All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Three Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$57,073	$60,496	$(3,423)	(5.7%	)
Net operating income (NOI)	57,073	60,496	(3,423)	(5.7%	)

Depreciation expense	(16,760)	(17,433)	673	3.9%
Operating income	40,313	43,063	(2,750)	(6.4%	)

Interest expense	(6,546)	(8,665)	2,119	24.5%
Gain on sale of properties	1,141	—	1,141	—
Loss on lease terminations	—	(104)	104	—
Net income	$34,908	$34,294	$614	1.8%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from quarter to quarter and a separate, comparable properties comparison is not meaningful.

Rental income.  Rental income decreased primarily due to the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 and our purchase of approximately $38,927 of improvements made to our properties which are leased by Five Star since July 1, 2012. Rental income increased year over year on a comparable property basis by $558, primarily as a result of our improvement purchases at certain of the 218 communities we have owned continuously since July 1, 2012 and the resulting increased rent, pursuant to the terms of the leases.

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

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living segment. This decrease was partially offset as a result of our acquisition of five triple net leased communities since July 1, 2012 and our purchase of improvements made to our properties which are leased by Five Star since July 1, 2012.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the prepayment of $199,197 of our Federal National Mortgage Association, or FNMA, secured term loan in August 2012 that had an interest rate of 6.4%, the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by mortgage debt we assumed in connection with our acquisition of a triple net leased senior living community in January 2013.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in August 2013.

Loss on lease terminations.  Loss on lease terminations is a result of our May 2012 agreement for early terminations of leases for the ten communities formerly leased to Sunrise in September 2012; the leases for three communities were terminated and in October 2012, the leases for five additional communities were terminated, resulting in a combined loss on lease terminations of approximately $104 during the period presented.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2013	2012	2013	2012
Total properties	40	30	25	25
# of units / beds	6,771	4,488	3,735	3,735
Occupancy:	87.6%	87.6%	90.8%	88.1%
Average monthly rate	$4,140	$3,962	$3,996	$3,898

(1)             Consists of managed senior living communities we have owned continuously since July 1, 2012.

Managed senior living communities, all properties:

	Three Months Ended September 30,
	2013	2012	Change	% Change

Residents fees and services	$74,946	$42,352	$32,594	77.0%
Property operating expenses	(57,708)	(31,233)	(26,475)	(84.8%	)
Net operating income (NOI)	17,238	11,119	6,119	55.0%

Depreciation expense	(7,251)	(5,037)	(2,214)	(44.0%	)
Operating income	9,987	6,082	3,905	64.2%

Interest expense	(3,054)	(2,929)	(125)	(4.3%	)
Net income	$6,933	$3,153	$3,780	119.9%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relate to the acquisition of six managed senior living communities since July 1, 2012 and the revenues earned at the ten senior living communities that were formerly leased to Sunrise which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of six managed senior living communities since July 1, 2012 and the expenses incurred at the ten senior living communities that were formerly leased to Sunrise which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since July 1, 2012 and the transfer of ten senior living communities that were formerly triple net leased to Sunrise to our managed senior living communities segment in the third and fourth quarters of 2012.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $37,025 of mortgage debts with a weighted average interest rate of 5.8% in connection with our acquisition of two communities since July 1, 2012.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since July 1, 2012):

	Three Months Ended September 30,
	2013	2012	Change	% Change

Residents fees and services	$41,544	$39,354	$2,190	5.6%
Property operating expenses	(29,995)	(28,935)	(1,060)	(3.7%	)
Net operating income (NOI)	11,549	10,419	1,130	10.8%

Depreciation expense	(4,520)	(4,313)	(207)	(4.8%	)
Operating income	7,029	6,106	923	15.1%

Interest expense	(2,770)	(2,813)	43	1.5%
Net income	$4,259	$3,293	$966	29.3%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and an increase in average monthly rates charged to residents at the 25 communities we have owned continuously since July 1, 2012.

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

Net operating income.  NOI increased because of the net changes in residents fees and services less the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of our purchase of improvements at these properties.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties.  Interest expense decreased as a result of regularly scheduled amortization of our mortgage debts.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months Ended September 30,		As of and for the Three Months Ended September 30,
	2013	2012	2013	2012
Total properties	116	107	103	103
Total square feet(3)	7,819	7,366	7,094	7,094
Occupancy(4)	95.0%	93.3%	94.7%	95.0%

(1)             Excludes properties classified in discontinued operations.

(2)             Consists of MOBs we have owned continuously since July 1, 2012.

(3)             Prior periods exclude space remeasurements made during the periods presented.

(4)             MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$50,910	$48,821	$2,089	4.3%
Property operating expenses	(17,021)	(15,572)	(1,449)	(9.3%	)
Net operating income (NOI)	33,889	33,249	640	1.9%

Depreciation / amortization expense	(13,514)	(11,858)	(1,656)	(14.0%	)
Operating income	20,375	21,391	(1,016)	(4.7%	)

Interest expense	(1,369)	(1,014)	(355)	(35.0%	)
Loss on sale of properties	—	(101)	101	—
Income from continuing operations	19,006	20,276	(1,270)	(6.3%	)
Discontinued operations:
Income from discontinued operations	1,231	919	312	33.9%
Net (loss) income	$20,237	$21,195	$(958)	4.5%

Rental income.  Rental income increased because of rents from 13 MOBs we acquired for approximately $207,350 since July 1, 2012, partially offset by the sale of one MOB for approximately $1,100 in July 2012.  Rental income includes non-cash straight line rent adjustments totaling $1,307 and $2,649 and amortization of approximately $(913) and $(884) of above and below market lease adjustments for the three months ended September 30, 2013 and 2012, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since July 1, 2012, partially offset by the sale of one MOB in July 2012.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since July 1, 2012, partially offset by the sale of one MOB in July 2012.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our assumption of $21,103 of mortgage debts in connection with our acquisition of two MOBs since July 1, 2012 with a weighted average interest rate of 5.9% and the regularly scheduled amortization of our mortgage debts.

Loss on sale of properties.  Loss on sale of properties is a result of the sale of one MOB in July 2012.

Income from discontinued operations. Income from discontinued operations relates to the seven MOBs classified as held for sale as of September 30, 2013. The increase in income is primarily due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2012)(1):

	Three Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$45,639	$48,250	$(2,611)	(5.4%	)
Property operating expenses	(15,435)	(15,275)	(160)	(1.0%	)
Net operating income (NOI)	30,204	32,975	(2,771)	(8.4%	)

Depreciation / amortization expense	(11,677)	(11,705)	28	0.2%
Operating income	18,527	21,270	(2,743)	(12.9%	)

Interest expense	(1,049)	(1,013)	(36)	(3.6%	)
Net income	$17,478	$20,257	$(2,780)	(13.7%	)

(1)             Excludes properties classified in discontinued operations.

Rental income.  Rental income decreased as a result of a reduction in same store occupancy from 95.0% at September 30, 2012 to 94.7% at September 30, 2013, mainly caused by the termination of certain tenant leases, as well as a result of certain lease renewals at lower rents. Rental income includes non-cash straight line rent adjustments totaling $1,062 and $2,628 and amortization of approximately $(726) and $(827) of above and below market lease adjustments for the three months ended September 30, 2013 and 2012, respectively.

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

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation /amortization expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired in place real estate leases and obligations that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.

All other operations: (1)

	Three Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$4,336	$4,439	$(103)	(2.3%	)

Expenses:
Depreciation	(948)	(948)	—	—
General and administrative	(7,798)	(8,352)	554	(6.6%	)
Acquisition related costs	(396)	(4,297)	3,901	(90.8%	)
Total expenses	(9,142)	(13,597)	4,455	(32.8%	)
Operating loss	(4,806)	(9,158)	4,352	47.5%

Interest and other income	42	248	(206)	(83.1%	)
Interest expense	(18,436)	(17,809)	(627)	(3.5%	)
Loss on early extinguishment of debt	(692)	(6,349)	5,657	89.1%
Equity in earnings of an investee	64	115	(51)	(44.3%	)
Loss before income tax expense	(23,828)	(32,953)	9,125	27.7%
Income tax expense	(125)	(43)	(82)	(190.7%	)
Net loss	$(23,953)	$(32,996)	$9,043	27.4%

(1)             All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, home office business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $262 and $365 for the three months ended September 30, 2013 and 2012, respectively. Rental income also includes amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended September 30, 2013 and 2012.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended September 30, 2013 and 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses decreased principally as a result of the benefit of state and franchise tax refunds received in the period.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended September 30, 2013 and 2012.  Acquisition related costs decreased as a result of less senior living and MOB acquisition activity during the three months ended September 30, 2013 than the prior year period.

Interest and other income.  The decline in interest and other income reflects interest  earned on less investable cash and lesser dividend income from the 250,000 common shares of CWH that we own in the 2013 period than in the 2012 period.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility.

Loss on early extinguishment of debt.  In September 2013, we prepaid a mortgage loan encumbering two of our properties for $13,579 that had a maturity date later in 2013. A loss on early extinguishment of debt of $154 is a result of the premium paid to prepay this mortgage prior to its maturity date. In September 2013, we amended our revolving credit facility, resulting in a loss on early extinguishment of debt of $538. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan.  As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 (dollars in thousands):

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
Total properties(2)	223	230	218	218
# of units / beds(2)	24,939	26,959	24,278	24,278
Tenant operating data(3)
Occupancy	85.1%	85.8%	85.1%	85.5%
Rent coverage	1.37x	1.39x	1.37x	1.41x

(1)             Consists of triple net senior living communities we have owned continuously since January 1, 2012.

(2)             The change in total properties and number of units / beds for All Properties reflects the transfer of ten communities previously triple net leased to Sunrise to our managed senior living communities segment (three communities were transferred on September 1, 2012, five communities were transferred on October 1, 2012, and two communities were transferred on November 1, 2012), partially offset by additional triple net leased properties we acquired since January 1, 2012.

(3)             All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Nine Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$170,794	$178,964	$(8,170)	(4.6%	)
Net operating income (NOI)	170,794	178,964	(8,170)	(4.6%	)

Depreciation expense	(50,696)	(51,816)	1,120	2.2%
Impairment of assets	(4,371)	—	(4,371)	—
Operating income	115,727	127,148	(11,421)	(9.0%	)

Interest expense	(20,030)	(29,073)	9,043	31.1%
Loss on lease terminations	—	(104)	104	—
Gain on sale of properties	1,141	—	1,141	—
Net income	$96,838	$97,971	$(1,133)	(1.2%	)

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

Rental income.  Rental income decreased primarily due to the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 and our purchase of approximately $53,020 of improvements made to our properties which are leased by Five Star since January 1, 2012. Rental income increased year over year on a comparable property basis by $1,835 primarily as a result of our improvement purchases at certain of the communities we lease to Five Star that we have owned continuously since January 1, 2012 and the resulting increased rent, pursuant to the terms of those leases.

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

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset as a result of our acquisition of five triple net leased communities since January 1, 2012 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2012.

Impairment of assets. During the nine months ended September 30, 2013, we recorded impairment of assets charges of $4,371 to reduce the carrying value of four of our senior living properties classified as held for sale as of September 30, 2013 to their estimated net sale price.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our FNMA secured term loan in August 2012 that had an interest rate of 6.4%, the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debts, partially offset by a mortgage debt of $12,266 with an interest rate of 6.25% we assumed in connection with our acquisition of a triple net leased senior living community in January 2013.

Loss on lease terminations.  Loss on lease terminations is a result of our May 2012 agreement for early terminations of leases for the ten communities formerly leased to Sunrise in September and October 2012.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in August 2013.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
Total properties	40	30	22	22
# of units / beds	6,771	4,488	3,323	3,323
Occupancy	87.3%	87.5%	91.4%	87.9%
Average monthly rate	$4,217	$3,954	$3,958	$3,931

(1)             Consists of managed senior living communities we have owned continuously since January 1, 2012.

Managed senior living communities, all properties:

	Nine Months Ended June 30,
	2013	2012	Change	% Change

Residents fees and services	$224,634	$113,906	$110,728	97.2%
Property operating expenses	(173,844)	(82,976)	(90,868)	(109.5%	)
Net operating income (NOI)	50,790	30,930	19,860	64.2%

Depreciation expense	(21,128)	(12,617)	(8,511)	(67.5%	)
Operating income	29,662	18,313	11,349	62.0%

Interest expense	(9,196)	(8,675)	(521)	(6.0%	)
Net income	$20,466	$9,638	$10,828	112.3%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relate to the acquisition of eight managed senior living communities since January 1, 2012 and the revenues earned at the ten senior living communities that were formerly leased to Sunrise, which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of eight managed senior living communities since January 1, 2012 and the expenses incurred at the ten senior living communities that were formerly leased to Sunrise which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since January 1, 2012 and the transfer of ten senior living communities that were formerly triple net leased to Sunrise to our managed senior living communities segment in the third and fourth quarters of 2012.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our assumption of $41,814 of mortgage debts with a weighted average interest rate of 5.8% in connection with our acquisition of three communities in 2012, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and required interest at the annual rate of 6.0%.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2012):

	Nine Months Ended September 30,
	2013	2012	Change	% Change

Residents fees and services	$109,439	$104,968	$4,471	4.3%
Property operating expenses	(78,326)	(75,920)	(2,406)	(3.2%	)
Net operating income (NOI)	31,113	29,048	2,065	7.1%

Depreciation expense	(11,243)	(10,846)	(397)	(3.7%	)
Operating income	19,870	18,202	1,668	9.2%

Interest expense	(8,175)	(8,509)	334	3.9%
Net income	$11,695	$9,693	$2,002	20.7%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and an increase in the average monthly rates charged to residents at the 22 communities we have owned continuously since January 1, 2012.

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

Depreciation expense.  Depreciation expense increased as a result of our purchase of improvements made to certain of these properties.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties.  Interest expense decreased as a result of the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.03% and regularly scheduled amortization of our mortgage debts.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Nine Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
Total properties	116	107	99	99
Total square feet(3)	7,819	7,366	6,658	6,658
Occupancy(4)	95.0%	93.3%	94.5%	94.7%

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

MOBs, all properties:

	Nine Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$152,492	$136,910	$15,582	11.4%
Property operating expenses	(49,049)	(42,133)	(6,916)	(16.4%	)
Net operating income (NOI)	103,443	94,777	8,666	9.1%

Depreciation / amortization expense	(39,804)	(35,396)	(4,408)	(12.5%	)
Operating income	63,639	59,381	4,258	7.2%

Interest expense	(4,103)	(1,807)	(2,296)	(127.1%	)
Loss on sale of assets	—	(101)	101	—
Income from continuing operations	59,536	57,473	2,063	3.6%
Discontinued operations:
Income from discontinued operations	3,762	3,001	761	(25.4%	)
Impairment of assets from discontinued operations	(27,896)	—	(27,896)	—
Net income	$35,402	$60,474	$(25,072)	41.5%

Rental income.  Rental income increased because of rents from 17 MOBs we acquired for approximately $327,795 since January 1, 2012, partially offset by the sale of one MOB for approximately $1,100 in July 2012 and the loss of rental income at another MOB where the lease expired in February 2012 and the MOB has remained vacant.  Rental income includes non-cash straight line rent adjustments totaling $4,416 and $6,293 and amortization of approximately $(2,858) and $(640) of above and below market lease adjustments for the nine months ended September 30, 2013 and 2012, respectively.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The increase in interest expense is the result of our assumption of $73,103 of mortgage debts in connection with our acquisition of three MOBs in 2012 with a weighted average interest rate of 5.9%, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an annual interest rate of 6.73% and the regularly scheduled amortization of our mortgage debts.

Income from discontinued operations. Income from discontinued operations relates to the seven MOBs classified as held for sale as of September 30, 2013. The increase in income is primarily due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

Impairment of assets from discontinued operations. During the nine months ended September 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of seven of our MOBs to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2012)(1):

	Nine Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$127,914	$131,238	$(3,324)	(2.5%	)
Property operating expenses	(40,916)	(40,037)	(879)	(2.2%	)
Net operating income (NOI)	86,998	91,201	(4,203)	(4.6%	)

Depreciation / amortization expense	(31,926)	(34,092)	2,166	6.4%
Operating income	55,072	57,109	(2,037)	(3.6%	)

Interest expense	(841)	(1,157)	316	27.3%
Net income	$54,231	$55,952	$(1,721)	(3.1%	)

(1)             Excludes properties classified in discontinued operations.

Rental income.  Rental income decreased as a result of a reduction in comparable properties occupancy from 94.7% at September 30, 2012 to 94.5% at September 30, 2013, mainly caused by the termination of certain tenant leases, as well as a result of the renewal of certain leases at lower rents. Rental income includes non-cash straight line rent adjustments totaling $3,389 and $5,700 and amortization of approximately $(1,751) and $(386) of above and below market lease adjustments for the nine months ended September 30, 2013 and 2012, respectively.

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

Depreciation / amortization expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired real estate leases and obligations that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The decrease in interest expense at our MOB comparable sites is the result of the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an annual interest rate of 6.73% and the regularly scheduled amortization of our mortgage debts.

All other operations: (1)

	Nine Months Ended September 30,
	2013	2012	Change	% Change

Rental income	$13,182	$13,317	$(135)	(1.0%	)

Expenses:
Depreciation	(2,844)	(2,844)	—	—
General and administrative	(24,615)	(24,106)	(509)	2.1%
Acquisition related costs	(2,590)	(6,814)	4,224	(62.0%	)
Impairment of assets	(1,304)	(3,071)	1,767	(57.5%	)
Total expenses	(31,353)	(36,835)	5,482	(14.9%	)
Operating loss	(18,171)	(23,518)	5,347	22.7%

Interest and other income	612	957	(345)	(36.1%	)
Interest expense	(55,207)	(47,871)	(7,336)	(15.3%	)
Loss on early extinguishment of debt	(797)	(6,349)	5,552	87.4%
Equity in earnings of an investee	219	236	(17)	(7.2%	)
Loss before income tax expense	(73,344)	(76,545)	3,201	4.2%
Income tax expense	(405)	(290)	(115)	(39.7%	)
Net loss	$(73,749)	$(76,835)	$3,086	4.0%

(1)             All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, home office business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $992 and $1,094 for the nine months ended September 30, 2013 and 2012, respectively. Rental income also includes amortization of approximately $165 of acquired real estate leases and obligations in both the nine months ended September 30, 2013 and 2012.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions or other capital improvement in this segment for the nine months ended September 30, 2013 and 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company.  General and administrative expenses increased principally as a result of our acquisitions of senior living communities and MOBs since January 1, 2012, partially offset by the sale of one MOB in July 2012 and one senior living community in August 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the nine months ended September 30, 2013 and 2012.  Acquisition related costs decreased as a result of less senior living and MOB acquisition activity during the nine months ended September 30, 2013 than the prior year period.

Impairment of assets.  During the nine months ended September 30, 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated net sale price.  During the nine months ended September 30, 2012, we recorded an impairment of assets charge of $3,071 related to the same property to reduce its carrying value to its estimated net sale price.

Interest and other income.  The decline in interest and other income is primarily due to the elimination of interest received from the Bridge Loan we provided to Five Star that was repaid in April 2012.  Interest and other income also includes reduced interest on our investable cash and reduced dividend income related to the 250,000 common shares of CWH that we own.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility and reduced interest expense because of our redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes.

Loss on early extinguishment of debt.  In June 2013, we prepaid four mortgage loans encumbering four of our properties for $10,377 that had maturity dates in 2013. In September 2013, we prepaid a mortgage loan encumbering two of our properties for $13,579 that had a maturity date later in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $259. In September 2013, we amended our revolving credit facility, resulting in a loss on early extinguishment of debt of $538. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan; as a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and nine months ended September 30, 2013 and 2012.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2013 and 2012 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$38,125	$25,646	$78,957	$91,248
Depreciation expense from continuing operations	38,473	35,276	114,472	102,673
Depreciation expense from discontinued operations	—	604	799	1,815
(Gain) loss on sale of properties	(1,141)	101	(1,141)	101
Impairment of assets	—	—	5,675	3,071
Impairment of assets from discontinued operations	—	—	27,896	—
FFO	75,457	61,627	226,658	198,908
Acquisition related costs from continuing operations	396	4,297	2,590	6,814
Loss on early extinguishment of debt	692	6,349	797	6,349
Loss on lease terminations	—	104	—	104
Percentage rent adjustment(1)	2,300	2,400	6,800	8,200
Normalized FFO	$78,845	$74,777	$236,845	$220,375

Weighted average shares outstanding	188,102	174,690	186,942	166,698

FFO per share	$0.40	$0.35	$1.21	$1.19
Normalized FFO per share	$0.42	$0.43	$1.27	$1.32
Net income per share	$0.20	$0.15	$0.42	$0.55
Distributions declared per share	$0.39	$0.39	$1.17	$1.15

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of NOI to Net Income:
Triple net communities NOI	$57,073	$60,496	$170,794	$178,964
Managed communities NOI	17,238	11,119	50,790	30,930
MOB NOI	33,889	33,249	103,443	94,777
All other operations NOI	4,336	4,439	13,182	13,317
Total NOI	112,536	109,303	338,209	317,988
Depreciation expense	(38,473)	(35,276)	(114,472)	(102,673)
General and administrative expense	(7,798)	(8,352)	(24,615)	(24,106)
Acquisition related costs	(396)	(4,297)	(2,590)	(6,814)
Impairment of assets	—	—	(5,675)	(3,071)
Operating income	65,869	61,378	190,857	181,324

Interest and other income	42	248	612	957
Interest expense	(29,405)	(30,417)	(88,536)	(87,426)
Loss on early extinguishment of debt	(692)	(6,349)	(797)	(6,349)
Loss on lease terminations	—	(104)	—	(104)
Gain (loss) on sale of assets	1,141	(101)	1,141	(101)
Equity in earnings of an investee	64	115	219	236
Income before income tax expense	37,019	24,770	103,496	88,537
Income tax expense	(125)	(43)	(405)	(290)
Income from continuing operations	36,894	24,727	103,091	88,247
Income from discontinued operations	1,231	919	3,762	3,001
Loss on impairment from discontinued operations	—	—	(27,896)	—
Net income	$38,125	$25,646	$78,957	$91,248

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the nine months ended September 30, 2013 and 2012, we generated $248.2 million and $239.0 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At September 30, 2013, we had $52.3 million of cash and cash equivalents and $625.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and for other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of September 30, 2013. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.44%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.64% and 1.68% for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2013 and October 30, 2013, we had $125,000 and $115,000 outstanding and $625,000 and $635,000 available under our revolving credit facility, respectively.  Our revolving credit facility was amended in September 2013, and the above description of the terms of our revolving credit facility includes the changes that were made by that amendment. For more information, see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In June 2013, we repaid mortgage notes with a weighted average interest rate of 6.1% encumbering four of our properties for approximately $10.4 million that had maturity dates in 2013. In September 2013, we repaid a mortgage note with weighted average interest rate of 6.9% encumbering two of our properties for approximately $13.6 million that had a maturity date later in 2013.

During the nine months ended September 30, 2013, we acquired six properties located in four states for an aggregate purchase price of approximately $146.5 million, excluding closing costs.  At the time of acquisition, these properties generated property NOI which yielded approximately 7.9% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses, on the date of closing.

In October 2013, we acquired three senior living communities with an aggregate of 213 private pay assisted living units for an aggregate purchase price of approximately $29,000, excluding closing costs.  One of those communities is located in Tennessee, and the other two are located in Georgia.

In August 2013, we entered into an agreement to acquire one senior living community for approximately $12.0 million, excluding closing costs.  The senior living community is located in Verona, WI and includes 68 private pay assisted living units. In October 2013, we entered into an agreement to acquire a portfolio of three MOBs with 62,826 square feet located in Orlando, FL for approximately $15,375, excluding closing costs. The closings of these acquisitions are contingent upon completion of our diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase these properties, that our purchases will not be delayed or that the terms will not change.

As of September 30, 2013, we had 19 properties held for sale, including 10 senior living communities with 744 units, two rehabilitation hospitals with 364 licensed beds and seven MOBs with 831,499 square feet. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. In aggregate, the 10 senior living communities that are held for sale receive a majority of their revenues from Medicare / Medicaid reimbursements. All 10 of these communities are leased to Five Star and our rents from Five Star will be reduced if and as these sales occur, as determined pursuant to our leases with Five Star. During the nine months ended September 30, 2013, we recorded impairment of assets charges of $32.3 million to reduce the carrying value of 11 of these 19 properties to their estimated net sale prices. These properties have a net book value (after impairment) of $94.9 million as of September 30, 2013. We are in the process of offering these 19 properties for sale, but we can provide no assurance that sales of these properties will occur. We currently have the two rehabilitation hospitals that are held for sale under agreement to be sold for $90.0 million, excluding closing costs and subject to certain adjustments. We expect the sale of these hospitals to occur by mid-2014, but completion of this sale is subject to customary closing conditions, including the purchaser’s obtaining appropriate licenses and regulatory approvals, and we can provide no assurance that a sale of these hospitals will occur by mid-2014 or at all or that the terms for the sale will not change. For more information about these completed and pending acquisitions and potential sales, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

During the three and nine months ended September 30, 2013, pursuant to the terms of our existing leases with Five Star, we purchased $6.6 million and $22.5 million, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $528,000 and $1.8 million, respectively.  We used cash on hand to fund these purchases.

During the three and nine months ended September 30, 2013 and 2012, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
MOB tenant improvements(1) (2)	$1,066	$650	$2,037	$2,421
MOB leasing costs(1) (3)	2,490	399	3,336	1,952
MOB building improvements(1) (4)	1,511	1,040	3,872	2,689
Managed senior living communities capital improvements	2,612	1,290	8,331	3,669
Development, redevelopment and other activities(5)	2,965	1,615	9,597	2,767
Total capital expenditures	$10,644	$4,994	$27,173	$13,498

(1)             Excludes expenditures at properties classified in discontinued operations.

(2)             MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(3)             MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.

(4)             MOB building improvements generally include construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets.

(5)             Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended September 30, 2013, commitments made for expenditures, such as tenant improvements and leasing costs in connection with leasing space in our MOBs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	132	292	424
Total leasing costs and concession commitments(1)	$3,559	$2,638	$6,197
Total leasing costs and concession commitments per square foot(1)	$26.96	$9.03	$14.62
Weighted average lease term (years)(2)	7.3	5.0	5.5
Total leasing costs and concession commitments per square foot per year(1)	$3.69	$1.81	$2.66

(1)         Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)         Weighted based on annualized rental income pursuant to existing leases as of September 30, 2013, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262.1 million after underwriting discounts but before expenses.  We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, which included funding in part acquisitions of properties described in this Item 2.

On May 21, 2013, we paid a $0.39 per share, or $73.3 million, distribution to our common shareholders of record on April 17, 2013 with respect to our operating results for the quarter ended March 31, 2013. On

August 21, 2013, we paid a $0.39 per share, or $73.4 million, distribution to our common shareholders of record on July 17, 2013 with respect to our operating results for the quarter ended June 30, 2013.  On October 3, 2013, we declared a quarterly distribution of $0.39 per share, or $73.4 million, to our common shareholders of record on October 17, 2013, with respect to our operating results for the quarter ended September 30, 2013; we expect to pay this distribution on or about November 21, 2013 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2013 were: (1) outstanding borrowings under our $750.0 million unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250.0 million principal amount due 2016 at an annual interest rate of 4.30%, (b) $200.0 million principal amount due 2020 at an annual interest rate of 6.75%, (c) $300.0 million principal amount due 2021 at an annual interest rate of 6.75% and (d) $350.0 million principal amount due 2042 at an annual interest rate of 5.625%; and (3) $684.6 million aggregate principal amount of mortgages secured by 51 of our properties with maturity dates from 2013 to 2043. We had $125.0 million outstanding under our unsecured revolving credit facility as of September 30, 2013. We also have two properties encumbered by capital leases totaling $13.4 million at September 30, 2013.  Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2013, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; and we, RMR, Five Star and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for the Annual Meeting of Shareholders held on May 9, 2013, or our Proxy Statement, our Current Reports on Form 8-K dated September 19, 2013 and September 20, 2013, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and former Bridge Loan with Five Star, our agreements with Five Star and D&R Yonkers LLC and its owners and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of September 30, 2013, approximately 94% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 6% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements.  We and our tenants and manager operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and continued challenging state government fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided under the caption “Business—Government Regulation and Reimbursement” in our Annual Report. Each year, The Centers for Medicare & Medicaid Services, or CMS, issues updated Medicare prospective payment system, or PPS, rates based on facility type.  PPS is a method of reimbursement by which CMS makes Medicare payments for services based on a predetermined, fixed payment amount based on the classification system of that service, in contrast to a traditional fee-for-service model. In federal fiscal year 2013, CMS updated PPS rates, resulting in a net increase of approximately 1.8% in aggregate Medicare payments for SNFs and a 2.1% aggregate increase in PPS rates for inpatient rehabilitation facilities, or IRFs, such as our two rehabilitation hospitals. Effective October 1, 2013, CMS increased the aggregate PPS rates for federal fiscal year 2014, which CMS estimates will increase rates by an additional 1.3% for SNFs and 2.3% for IRFs.

The Budget Control Act of 2011 allows for automatic reductions in federal spending by means of a process called sequestration, which has reduced Medicare payments by 2% since April 1, 2013. Sequestration remains in effect and could result in reductions to our and our tenants’ revenues from Medicare and certain other federal health programs over the next decade. These changes may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Furthermore, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, gradually reduces the rate for Medicare bad debt reimbursement for SNFs from 100% to 65% for beneficiaries dually-eligible in Medicare and Medicaid.  This reduction is currently taking place in phases over a three-year period from federal fiscal year 2013 to federal fiscal year 2015.  Because nearly 90% of SNF bad debt has historically been related to dual-eligible beneficiaries, this reimbursement reduction is having, and will continue to have, a substantial adverse effect on SNFs.  The same law also reduced the Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% as of federal fiscal year 2013.

Although Medicaid is exempt from the sequestration process described above, some of the states in which we and our tenants operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. In addition, certain temporary increases in federal payments to states for Medicaid programs that had been in effect since October 1, 2008 ended as of June 30, 2011. According to the 2012 Actuarial Report on the Financial Outlook for Medicaid, Medicaid enrollment is projected to increase at an average annual rate of 3.4% through 2021, due in part to the expansion in Medicaid eligibility under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, beginning in 2014. Under the ACA, the federal government would pay for 100% of a state’s expansion in the Medicaid program to groups not currently covered by Medicaid for the first three years and gradually reduce its subsidy to 90% by 2020.  As of September 30, 2013, more than 20 states elected not to broaden Medicaid eligibility and, instead, to forgo the federal funds that would otherwise be available for Medicaid expansion. We are unable to predict the impact of recent legislative and regulatory actions or proposed actions including those with respect to state Medicaid rates and the payments to states for Medicaid programs on us.

The ACA includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding for enforcement, and provided for increased cooperation between government agencies by establishing mechanisms for sharing information relating to legal compliance by healthcare providers. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our manager of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and manager. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our manager provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants’ and managed senior living communities’ costs, including the rents our tenants pay to us and the minimum returns and possible additional returns payable to us with respect to our managed senior living communities, our future financial results could be adversely and materially affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (continued)

At September 30, 2013, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	293,608	6.71%	19,701	2019	Monthly
Mortgages	88,612	5.924%	5,249	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	46,009	6.54%	3,009	2017	Monthly
Mortgages	36,341	5.83%	2,119	2014	Monthly
Mortgages	30,374	6.015%	1,827	2015	Monthly
Mortgages	12,845	5.66%	727	2015	Monthly
Mortgages	4,527	6.25%	283	2016	Monthly
Mortgages	12,141	6.25%	759	2015	Monthly
Mortgages	11,503	6.37%	732	2015	Monthly
Mortgages	11,290	6.15%	694	2017	Monthly
Mortgages	9,481	6.73%	638	2018	Monthly
Mortgages	9,389	5.95%	559	2038	Monthly
Mortgages	6,634	5.81%	385	2015	Monthly
Mortgages	6,392	5.97%	382	2016	Monthly
Mortgages	5,743	5.86%	337	2017	Monthly
Mortgages	5,046	5.65%	285	2015	Monthly
Mortgages	4,691	4.38%	205	2043	Monthly
Mortgages	12,410	5.81%	721	2015	Monthly
Mortgages	3,467	6.25%	217	2033	Monthly
Mortgages	3,074	7.31%	225	2022	Monthly
Mortgages	2,824	5.88%	166	2015	Monthly
Mortgages	1,514	7.85%	119	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$1,784,615		$107,324

(1)             The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $17.9 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2013, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $29.2 million.

Our unsecured senior notes and mortgages each contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

Our only current floating rate obligations are under our $750.0 million unsecured revolving credit facility and we had $125.0 million of borrowings outstanding as of September 30, 2013 under that credit facility. Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2013:

	Impact of Changes in Interest Rates			Annual
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Earnings per Share Impact(2)
At September 30, 2013	1.68%	$125,000	$2,100	$0.01
100 basis point increase	2.68%	$125,000	$3,350	$0.02

(1)             Weighted based on the outstanding borrowings for the nine months ended September 30, 2013.

(2)             Based on weighted average number of shares outstanding for the three months ended September 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2013 if we had fully drawn our credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At September 30, 2013	1.68%	$750,000	$12,600	$0.07
100 basis point increase	2.68%	$750,000	$20,100	$0.11

(1)             Weighted based on the outstanding borrowings as of September 30, 2013 assuming we were fully drawn on our revolving credit facility.

(2)             Based on weighted average number of shares outstanding for the three months ended September 30, 2013.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our borrowings under our revolving credit facility or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE NINETEEN PROPERTIES CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS, BUT WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS WITH FIVE STAR SIMILAR TO THOSE CURRENTLY IN EFFECT FOR FIVE STAR TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES WE MAY ACQUIRE IN THE FUTURE. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE WILL ACQUIRE OTHER COMMUNITIES OR THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO ACQUIRE A SENIOR LIVING COMMUNITY AND THREE MOBS. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE NINETEEN PROPERTIES CLASSIFIED AS HELD FOR SALE AS OF SEPTEMBER 2013.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE AGREED TO SELL OUR TWO REHABILITATION HOSPITALS FOR $90 MILLION AND THAT THIS SALE MAY BE COMPLETED BY MID-2014.  AS NOTED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE SALE OF THESE HOSPITALS IS SUBJECT TO HEALTH REGULATORY APPROVALS AND OTHER CONDITIONS TYPICAL OF THESE TYPES OF TRANSACTIONS. WE HAVE NO CONTROL OVER THE REQUIRED REGULATORY APPROVAL PROCESSES OR OVER CERTAIN OTHER CONDITIONS APPLICABLE TO THIS SALE, THESE APPROVALS MAY NOT BE OBTAINED AND THE CONDITIONS MAY NOT BE SATISFIED. ACCORDINGLY, THE PROPOSED SALE MAY BE DELAYED, IT MAY NOT OCCUR OR ITS TERMS MAY CHANGE, AND WE MAY NOT RECEIVE THE SALE PROCEEDS, AND

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY OR NATURAL DISASTERS.

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

10.1

First Amendment to Credit Agreement, dated as of September 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 4, 2013.)

10.2

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2013.)

10.3

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Filed herewith.)

10.4	Form of Restricted Share Agreement. (Filed herewith.)

10.5

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Filed herewith.)

10.6

Overview of Restructuring of Business Management Agreement with Reit Management & Research LLC dated September 20, 2013.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: October 30, 2013

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: October 30, 2013