Form 10-K
period 2013-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2014-03-03
CIK 1075415

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15319

SENIOR HOUSING PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	04-3445278
(State of Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

617-796-8350
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
5.625% Senior Notes due 2042	New York Stock Exchange
Junior Participating Preferred Share Rights	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non-affiliates was $4.9 billion based on the $25.93 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 534,085 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of March 3, 2014: 188,177,954.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

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
  THE CREDIT QUALITIES OF OUR TENANTS,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES SEVERAL OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY,

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

i

NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

  •
  CONTINGENCIES IN OUR ACQUISITION AND SALES AGREEMENTS MAY CAUSE OUR FUTURE ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS AND OUR FUTURE SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

  •
  THIS ANNUAL REPORT ON FORM 10-K DESCRIBES CERTAIN EXPECTED TERMS OF AN $800 MILLION TERM LOAN WHICH WE MAY INCUR IN CONNECTION WITH THE ACQUISITION OF ONE BIOTECH MEDICAL OFFICE (TWO BUILDINGS.) THE COMMITMENTS WHICH WE RECEIVED FOR THE TERM LOAN ARE SUBJECT TO VARIOUS CONDITIONS, INCLUDING MUTUALLY SATISFACTORY DOCUMENTATION. THERE CAN BE NO ASSURANCE THAT ALL THE CONDITIONS WILL BE SATISFIED, THAT THE TERMS OF THE TERM LOAN WILL NOT CHANGE, OR THAT THE TERM LOAN WILL BE AVAILABLE TO US TIMELY OR AT ALL. WE ARE NOT COMMITTED TO INCUR THE ENTIRE TERM LOAN OR ANY PORTION THEREOF, AND MAY UTILIZE OTHER DEBT OR EQUITY FINANCING FOR ALL OR A PORTION OF THE ACQUISITION,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT THE INTEREST RATE UNDER THE TERM LOAN WILL BE LIBOR PLUS 140 BASIS POINTS. THIS INTEREST RATE IS BASED ON OUR CURRENT DEBT RATINGS AND THE INTEREST RATE MAY BE HIGHER OR LOWER THAN LIBOR PLUS 140 BASIS POINTS IN THE FUTURE DEPENDING ON OUR FUTURE DEBT RATINGS. THIS INTEREST RATE IS ALSO SUBJECT TO CONTRACTUAL PROVISIONS THAT WOULD ADJUST THE LENDERS' YIELD TO MARKET CONDITIONS AT THE TIME OF SYNDICATION,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE CURRENTLY EXPECT TO COMPLETE THE ACQUISITION OF ONE BIOTECH MEDICAL OFFICE (TWO BUILDINGS) IN THE FIRST SIX MONTHS OF 2014. HOWEVER, THE PURCHASE AGREEMENT CONTAINS VARIOUS CLOSING CONDITIONS AND THE CLOSING COULD BE DELAYED OR MAY NOT OCCUR AT ALL. FURTHER, THE TERMS OF THIS ACQUISITION COULD CHANGE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAD 14 PROPERTIES (17 BUILDINGS) CLASSIFIED AS HELD FOR SALE AS OF DECEMBER 31, 2013, AND THAT WE SOLD ONE OF THOSE PROPERTIES (ONE BUILDING) IN JANUARY 2014. WE MAY NOT BE ABLE TO SELL THE REMAINDER OF THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO

    MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS PROPERTY EXPENSES, THAT EXCEED OUR CAPITAL COSTS, BUT WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

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

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO ACQUIRE ONE MOB (TWO BUILDINGS). THIS TRANSACTION IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY NOT OCCUR OR MAY BE DELAYED OR ITS TERMS MAY CHANGE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, CWH, RMR, AIC, D&R YONKERS LLC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS, BUT THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT BE REALIZED.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS' OR MANAGERS' REVENUES OR COSTS, CHANGES IN OUR TENANTS' OR MANAGERS' FINANCIAL CONDITIONS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY OR NATURAL DISASTERS.

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

v

SENIOR HOUSING PROPERTIES TRUST
2013 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business.

The Company.

        We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2013, we owned 375 properties (401 buildings) located in 40 states and Washington, D.C (including 14 properties (17 buildings) classified as held for sale). On that date, the undepreciated carrying value of our properties, net of impairment losses, was $5.3 billion, excluding properties classified as held for sale. Our portfolio includes: 265 senior living communities with 31,627 living units / beds, with an undepreciated carrying value of $3.4 billion; 100 properties (126 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 8.7 million square feet of space and an undepreciated carrying value of $1.7 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $180.0 million.

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

        Our business plan contemplates investments in independent living communities, assisted living communities, nursing homes, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our Board of Trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

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

        Rehabilitation Hospitals (through December 31, 2013).    We previously owned two rehabilitation hospitals that we sold during the fourth quarter of 2013. These rehabilitation hospitals are also known as inpatient rehabilitation facilities, or IRFs, and they provide intensive physical therapy, occupational therapy and speech language pathology services beyond the capabilities customarily available in nursing homes. Our two rehabilitation hospitals had beds available for inpatient services and provided outpatient services from the hospitals' premises.

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

Other Types of Real Estate.

        In the past, we have considered investing in real estate different from our existing property types, including age restricted apartment buildings and some properties located outside the United States. We may explore these or other alternative investments in the future.

Lease Terms.

        Our leases of senior living communities and wellness centers are so-called "triple-net" leases which generally require the tenants to pay rent, to pay all operating expenses of the properties, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay to us any shortfall in the amount of those proceeds versus our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

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

        For more information about our leases with Five Star Quality Care, Inc., or Five Star, see Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

Management Contracts.

        Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our communities. For certain of our managed senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and the TRSs enter into long term management agreements with third parties for the operation of such communities. The management agreements for the communities managed for our account provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager's direct costs and expenses related to the communities and generally provides the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual return equal to a percentage of our invested capital. Our currently effective management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. In general, we have the right to terminate the management agreements upon certain manager events of default, including without limitation, a change in control of the manager, as defined and our manager has the right to terminate the management agreements upon certain events of default applicable to us.

        Although we have various rights as owner under the management agreements, we rely on the manager's personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate those properties in compliance with our management agreements. For more information about our management agreements with Five Star and the related pooling agreements, see Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

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

Disposition Policies.

        From time to time, we consider the sale of one or more properties or investments. Disposition decisions are made based on a number of factors including, but not limited to, the following:

  •
  our ability to lease the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;

  •
  our tenant's or manager's desire to purchase the affected property;

  •
  our tenant's or manager's desire to cease operating at the affected property;

  •
  proposed sale price;

  •
  strategic fit of the property or investment with the rest of our portfolio; and

  •
  existence of alternative sources, uses or needs for capital.

Financing Policies.

        There are no limitations in our organizational documents on the amount of indebtedness we may incur. Our revolving credit facility and our senior note indenture contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

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

        We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or long term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties. For more information regarding our financing sources and activities, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources" of this Annual Report on Form 10-K.

Manager.

        Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David J. Hegarty and Richard A. Doyle are our executive officers and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

        We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of March 3, 2014, RMR had approximately 850 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        In addition, governmental authorities have been subjecting healthcare facilities such as those that we own to increasing numbers of inspections, surveys, investigations, audits and other potential enforcement actions. We and our tenants and managers expend considerable resources to respond to such actions. Unannounced inspections or surveys may occur annually or biannually, or even more regularly, such as following a regulatory body's receipt of a complaint about a facility. From time to time in the ordinary course of business, we and our tenants and managers receive deficiency reports from state regulatory bodies resulting from those inspections and surveys. We and our tenants and managers seek to resolve most inspection deficiencies through a plan of corrective action relating to the affected facility's operations. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay their rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, governmental agencies typically have the authority to take or seek further action against a licensed or certified facility, including the ability to impose civil money penalties or fines; suspend, modify, or revoke a license or Medicare or Medicaid participation; suspend or deny admissions of residents; deny payments in full or in part; institute state oversight, temporary management or receivership; and impose criminal penalties. Loss, suspension or modification of a license or certification or the imposition of other sanctions or penalties could adversely affect the values of our properties, the ability of our tenants to pay their rents and the profitability of our managed senior living communities.

        The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on nursing homes and chains of nursing home operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to nursing homes. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, hospitals, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and nursing facilities, hospitals, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.

        Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license can result in the immediate discharge and transfer of residents, which could adversely affect the ability of the tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant's or manager's ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us or the profitability of that manager. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and may lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related individual or entity.

        As of December 31, 2013, approximately 95% of our current net operating income, or NOI, as defined in Item 7 of this Annual Report on Form 10-K, from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 5% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs, hospitals and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

  •
  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others will take effect at later dates. The ACA reduced the Medicare prospective payment system, or PPS, annual market basket adjustments for IRFs by 0.25% for federal fiscal years 2010 and 2011, 0.1% for federal fiscal years 2012 and 2013, and 0.3% for federal fiscal year 2014. As previously noted, in the fourth quarter of 2013, we sold our two IRFs. Beginning in federal fiscal year 2012, the ACA also reduced both the SNF PPS and IRF PPS annual adjustments for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs, but they could have a material adverse effect on the ability of our tenants to pay their rent, the profitability of our managed senior living communities and the values of our properties.

  •
  The ACA establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives. In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. Under the ACA, the federal government will pay for 100% of a state's Medicaid expansion costs for the first three years (2014 - 2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of December 31, 2013, 19 states have elected not to broaden Medicaid eligibility and six remain undecided; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

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

  •
  Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest-paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and on October 1, 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. CMS updated Medicare payment rates for SNFs effective October 1, 2012, which increased aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013. On October 1, 2013, CMS updated Medicare payments to SNFs for federal fiscal year 2014, which CMS estimates will increase payments to SNFs by 1.3%, or approximately $470 million. Due to the previous reduction of approximately 11.1% discussed above, however, Medicare payment rates will be lower for federal fiscal year 2014 than they were in federal fiscal year 2011. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, incrementally reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual-eligible beneficiaries, this rule has a substantial negative effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward. The changes to the reimbursement rates for bad debt may have a material adverse effect on our tenants' ability to pay us rent, the profitability of our managed senior living communities and the values of our properties.

  •
  Medicare reimburses IRFs under a PPS implemented in 2002 pursuant to the BBA. As previously noted, in the fourth quarter of 2013, we sold our two IRFs.

  •
  The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. Subsequent laws temporarily extended the Medicare outpatient therapy cap exception process through March 31, 2014. Without further extensions, the expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our tenants' outpatient therapy revenues in 2014.

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

  •
  Our tenants' Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS. Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013, increased 0.5% for the period between January 1, 2014 and March 31, 2014, and are scheduled to be reduced by 20.1% effective April 1, 2014. Unless the cut is once again delayed, it will likely result in a reduction to our tenants' Medicare Part B rates for outpatient therapy services and could be materially adverse to their ability to pay us rent.

  •
  The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduced Medicare payment rates by 2% starting in March 2013. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the long-term financial impact on us and our tenants of the automatic payment cuts; however, such impact may be adverse and material to our tenants' ability to pay rent to us and on the value of our properties.

  •
  The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California was the only state to implement the CFC Option in fiscal year 2012, followed by Oregon in 2013, but at least six other states have reported that they are considering implementing it in 2014. We are unable to predict the effect of the implementation of the CFC Option and other similar programs.

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

  •
  CMS establishes standards that facilities must meet in order to be classified as IRFs under the Medicare program. We believe that our tenants' IRFs operated in compliance with those standards during the period in which our tenants operated them; however, we can provide no assurance that CMS will not make a determination that our tenants were non-compliant during this period. As previously noted, in the fourth quarter of 2013, we sold our two IRFs.

  •
  Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced such rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008. Despite these freezes, Medicaid expenditures are projected to increase by 12.2% in 2014 and by an average annual rate of 7.9% in 2015 and 2016, almost entirely due to the expansion in Medicaid eligibility under the ACA beginning in 2014. From 2017 through 2022, Medicaid spending is expected to grow by an average annual rate of 6.6% per year, mainly driven by spending for aged and disabled beneficiaries. We expect that the ending of these temporary payments, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits, particularly in those states that are not participating in Medicaid expansion. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers including some of our tenants, as a part of an effort to balance their budgets.

        We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on those of our tenants that derive a portion of their revenues from Medicare, Medicaid and other governmental programs, or those of our managers that provide management services to such tenants. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances that could have a material adverse effect on the ability of some of our tenants to pay rent to us, the profitability of affected managed senior living communities and the values of our properties.

        Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal Anti-Kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1 million. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice's, or the DOJ's, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, OIG, DOJ and the states. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. Our tenants and managers expend significant resources to comply with these laws and regulations, and any findings of noncompliance by governmental authorities may have a material and adverse effect on their ability to pay rent to us.

        Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our tenants and our managers that are "covered entities" or "business associates" within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect on March 26, 2013 and required compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, "covered entities" were required to make certain modifications to any business associate agreements that they have in place with their "business associates" within the meaning of HIPAA. In addition, the Omnibus Rule required "covered entities" to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with applicable federal and state standards.

        We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. Although we do not believe that the costs to comply with these laws will have a material adverse effect on us directly, those costs may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we or any of our tenants or managers were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants' licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of the affected property may decline materially.

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

Environmental and Climate Change Matters.

        Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. We reviewed environmental conditions surveys of the properties we own prior to their purchase. Based upon those surveys we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition and results of operations.

        The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not currently expect the direct impact of these increases to be material to our results of operations, because we expect the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

Insurance.

        We generally provide insurance coverage for our managed senior living communities, and our leases of other properties generally provide that our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Except in the case of our managed senior living communities, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions."

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

Segment Reporting.

        As of December 31, 2013, we have four operating segments. The first operating segment includes triple net senior living communities that provide short term and long term residential care and dining services for residents. Properties in this segment include leased independent living communities, assisted living communities and skilled nursing facilities. We earn rental income revenues from the tenants that lease and operate our leased communities. The second operating segment includes managed senior living communities that provide short term and long term residential care and dining services for residents. Properties in this segment include managed independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities. We began our managed senior living communities business in June 2011. The third operating segment includes properties where medical related activities occur but where residential overnight stays and dining services are not provided. Properties in this segment include MOBs. The fourth operating segment includes the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company or other financial institution;

  •
  a regulated investment company or REIT;

  •
  a subchapter S corporation;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who marks-to-market our shares;

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

  •
  a United States expatriate; or

  •
  except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

        The sections of the United States Internal Revenue Code of 1986, as amended, or the IRC, that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is a beneficial owner of our shares who is:

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 1999. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2013 taxable years, and that our current investments and current and anticipated plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition. We currently do not expect to sell any asset if such a sale would result in the imposition of a material tax liability. We cannot, however, provide assurance that we will not change our plan in this regard.

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

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need to have been met during our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.    Except in respect of TRSs as discussed below, Section 856 (i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs. Among other requirements, a TRS of ours must:

  (1)
  be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a TRS election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which the subsidiary's TRS election is reported as being in effect, and we believe that the same will be true for any TRS that we later form or acquire.

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

        Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We believe that all or substantially all of our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

        As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facility's residents, who are our tenants. We may from time to time in the future acquire additional properties to be managed and operated in this manner. Our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services. Accordingly, we expect that the rents we receive from these facilities' independent living residents will qualify as rents from real property because services and amenities to them are provided through a TRS. If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect that we would qualify for the gross income tests' relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

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

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We therefore cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbor is not always achievable in practice.

        We believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

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

  •
  No more than 25% of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        Our Relationships with Five Star.    On December 31, 2001, we and CWH spun off substantially all of our Five Star common shares. In August 2009, we closed a mortgage financing with the Federal National Mortgage Association, or FNMA, and in connection with the FNMA transaction, we realigned our leases with Five Star. Pursuant to the terms of the realignment agreement, we also purchased 3,200,000 common shares from Five Star, which, when aggregated with our prior ownership of Five Star common shares, then represented approximately 9% of the total common shares of Five Star outstanding (approximately 9% as of December 31, 2013, including the 1,000,000 shares of Five Star common stock we purchased from the underwriters in Five Star's public equity offering of June 2011), determined after this new issuance. Our leases with Five Star, Five Star's charter, the transaction agreement governing the 2001 spin off, and the realignment agreement collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, commencing with our 2002 taxable year, we expect that the rental income we receive from Five Star and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

        Our Relationship with Our Taxable REIT Subsidiaries.    In addition to the TRS described above that manages and operates independent living facilities for us, we also have wholly owned TRSs that lease properties from us. We may from time to time in the future acquire additional properties to be leased in this manner. In addition, in response to a lease default or expiration, we may choose to lease a reclaimed qualified health care property to a TRS.

        In lease transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be "qualified health care properties" within the meaning of

Section 856(e)(6)(D) of the IRC. Qualified health care properties are defined as health care facilities and other properties necessary or incidental to the use of a health care facility.

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

        We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship. This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified health care properties for third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date all of the properties leased to our TRSs are managed for the TRSs by this contractor.

        As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid to us by any of our TRSs exceed an arm's length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs' management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as "rents from real property," and that the 100% tax on excessive rents from a TRS will not apply.

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

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation if we dispose of assets previously held by present or former C corporations. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally ten years) could be subject to tax under these rules. However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

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

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

        U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving "reportable transactions" could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax-exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by an applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on a sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Department of the Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, such withholding will apply only to dividends paid after June 30, 2014 and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non-ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

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

        As of December 31, 2013, Five Star pays approximately 42.1% of our total annualized rental income and operates approximately 39.9% of our total assets, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to a $25.0 million revolving line of credit that expires in March 2016 and a $150.0 million revolving credit facility maturing in April 2015, Five Star has limited resources and substantial lease obligations to us and others and Five Star is not currently in compliance with certain financial reporting covenants under its lines of credit, which may permit its lenders to stop making borrowings available, and to accelerate the repayment of any outstanding borrowings, under those lines of credit. Five Star's business is subject to a number of risks, including the following:

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

  •
  Current general economic conditions may adversely affect Five Star's operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, recent or future housing price declines may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star's communities and therefore reducing Five Star's occupancies, revenues and operating income;

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

        If Five Star's operations are unprofitable, Five Star may default in its rent obligations to us or we may realize reduced income from our managed senior living communities. Additionally, if Five Star were to fail to provide quality services, our income from these properties may be adversely affected. Further if we were required to replace Five Star as our tenant or manager, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Pending restatements of Five Star's financial statements could adversely affect our operations or our ability to access the capital markets in order to finance acquisitions or for other purposes.

        In November 2013, Five Star announced that it will restate its financial results for 2011, 2012 and the first and second quarters of 2013 due to certain errors primarily relating to the accounting for non-cash income tax items in prior periods, and Five Star stated that its previously filed financial reports for the years ended December 31, 2011 and December 31, 2012 and for the periods ended March 31, 2013 and June 30, 2013 should no longer be relied upon. In addition, Five Star has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Five Star also announced that it had determined that, as a result of the matters discussed above, Five Star has a material weakness in its internal control over financial reporting. We understand that Five Star is currently in the process of preparing restated financial statements for the applicable periods, which will be filed with the SEC on an amended Annual Report on Form 10-K for the year ended December 31, 2012 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. We understand that Five Star is also in the process of preparing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. However, there is no assurance as to when the restatements and updated SEC filings will be completed.

        The delay in filing Five Star's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 may result in defaults under certain of Five Star's debt obligations or its leases with us, subject to certain conditions. In addition, the restatement and related matters could have other adverse impacts on Five Star's business, operations and financial condition. Such defaults and other impacts could materially and adversely affect Five Star's ability to pay rent and perform its obligations to us and our income from our senior living communities managed by Five Star. If we were required to replace Five Star as our tenant or manager, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

        Because Five Star is a significant tenant of ours, we are required to include or incorporate by reference in our SEC filings certain information of Five Star that is included in Five Star's filed SEC reports. As such, while Five Star's restatements and filings are pending, we may not be able to obtain public financing or access the capital markets. Alternative financing sources may not be available on favorable terms or at all and our ability to raise funds to pay our obligations, pursue acquisitions and for other purposes could be adversely impacted.

Increases in labor costs at our managed senior living communities may have a material adverse effect on us.

        Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by communities leased to our TRSs. Five Star, our manager of these communities, competes with other operators of senior living communities to attract and retain qualified personnel responsible for the day to day operations of each of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require Five Star to increase the wages and benefits offered to its employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, Five Star may have to compete with numerous other employers for lesser skilled workers. As we lease additional communities to our TRSs, Five Star, our manager of these communities, may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers' compensation insurance costs, have materially increased in recent years. Although Five Star has determined its self insurance reserves with guidance from third party professionals, its reserves may be inadequate. Increasing employee health and workers' compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings at our managed senior living communities. We cannot assure that labor costs at our managed senior living communities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by Five Star to control labor costs or to pass on any such increased labor costs to residents through rate increases at our managed senior living communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our managed senior living communities.

        State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our managed senior living communities allow residents to terminate their agreements on 30 days' notice. Thus, Five Star may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our managed senior living communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our managed senior living communities makes the resident turnover rate in these senior living communities difficult to predict.

Some of our tenants and managers are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments minimum and other returns and fulfill their insurance and indemnification obligations to us.

        In some states, advocacy groups monitor the quality of care at SNFs and assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by SNF patients, assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants and managers. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our tenants and managers to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our tenants and managers to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants and managers to become unable to pay rents due to us or generate and pay minimum and other returns to us.

The failure of our tenants or our managers to comply with laws relating to the operation of our leased and managed communities may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

        We and our tenants and managers are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicaid and SNFs; federal and state laws affecting hospitals, clinics, and other healthcare communities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our tenants and managers expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants' ability to pay their rent, the profitability of affected managed senior living communities and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

        We and our tenants and managers are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under HIPAA, we and our tenants and managers are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our tenants or managers fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

The operations of some of our communities are dependent upon payments from the Medicare and Medicaid programs.

        As of December 31, 2013, approximately 95% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 5% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements. Operations at most Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments can materially adversely affect profits of or result in losses to our tenants or managers. With the background of the current federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings and policy interpretations, and payment delays, all of which could have a material adverse effect on the ability of our tenants to pay rent to us and on the profitability of our managed senior living communities.

        Pursuant to the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013, the federal budget has included automatic spending reductions that took effect in March 2013, including reductions of up to 2% to Medicare providers. The impact of these automatic payment cuts may be materially adverse to our tenants' and the profitability of our managed senior living communities.

Provisions of the ACA could adversely affect us or our tenants and managers.

        The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Provisions of the ACA include multiple reductions to the annual market basket updates for inflation that may result in SNF Medicare payment rates being less than for the preceding fiscal year. We are unable to predict how potential Medicare rate reductions under the ACA will affect our tenants' and our managers' future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations.

        The ACA also establishes an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our tenants' ability to pay rent to us, the profitability of our managed senior living communities and the values of our properties. The ACA includes other changes that may affect us, our tenants and our managers, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value-based purchasing plans and a Medicare post-acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and SNF services, provided during an episode of care. Changes to be implemented under the ACA resulting in reduced payments for services or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs could adversely and materially affect the ability of our tenants to pay rent to us, the profitability of certain of our managed senior living communities and the values of our properties.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete.

        The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in a decrease in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing and growth, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to pay rent to us.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating properties, we do not manage our senior living communities. Instead, we lease nearly all of our communities to operating companies or to our subsidiaries that qualify as TRSs under applicable REIT tax laws. We have retained Five Star to manage our senior living communities. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality service. While we monitor our tenants' and managers' performances, we have limited recourse under our leases and management agreements if we believe that the tenants or managers are not performing adequately. Failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our tenants and managers have in the past made, and may in the future make, decisions regarding competing properties that may not be in our best interests.

Risks Related to Our Business

If the ongoing weakness in the U.S. economy continues for a substantial period, our operating and financial results may be harmed by further declines in occupancy at our senior living communities, wellness centers and MOBs.

        The performance of the U.S. healthcare industry has historically been correlated with the performance of the U.S. economy in general. From 2008 through 2013, the U.S. economy experienced significant weakness due primarily to weakness in the housing market, reduced consumer and business spending and constrained credit markets. As a result, the U.S. healthcare industry generally, and our senior living properties specifically, experienced declines in occupancy, revenues and profitability in 2013 that are expected to continue into 2014 and potentially beyond 2014. For example, the continuing challenging housing market has appeared to restrict the ability or willingness of seniors to sell their houses, resulting in some seniors not relocating to our senior living properties, discretionary medical expenditures are often deferred during weak economic periods causing some of our MOB tenants to reduce their space needs and the operations at our wellness centers may be adversely impacted by deteriorating economic conditions if consumers reduce discretionary spending for wellness activities. If the ongoing economic weakness in the United States continues or worsens, our operating and financial results likely will decline.

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

        Interest rates have recently risen from their historical lows but remain below historical long term averages. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

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

        Various governmental authorities mandate certain physical characteristics of senior housing properties, clinics, other health care communities and biotech laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and minimum returns due to us, with respect to our managed senior living communities increase by a defined percentage of the capital expenditures we fund at those communities. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants' financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to fund our minimum returns.

        Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, hospitals and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti-fraud investigations in healthcare operations generally. The ACA also facilitates the Department of Justice's ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti-fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and managers receive notices of potential sanctions from time to time, and governmental authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants' ability to pay rents to us and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CON, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

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

Our acquisitions may not be successful.

        An element of our business plan involves the acquisition of additional properties. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for our acquired properties may be higher than we anticipate and our acquired properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

Our previously announced purchase of one MOB (two buildings) in Boston, Massachusetts for approximately $1.125 billion and the financing of that purchase may not be completed.

        As discussed elsewhere in this Annual Report on Form 10-K, we have agreed to purchase a MOB (two buildings) in Boston, Massachusetts primarily leased by Vertex Pharmaceuticals Incorporated, or the Vertex MOB, for approximately $1.125 billion and currently expect to close that purchase within the first six months of 2014. In connection with that agreement, we received a term loan commitment for $800 million from two institutional lenders which we expect to be available to us to provide a portion of the financing of the purchase of the Vertex MOB.

        The purchase agreement contains certain closing conditions typical of large commercial real estate transactions. While we expect those closing conditions to be satisfied in a timely manner, some are beyond our control, and the failure of those conditions to be satisfied for any reason may prevent, delay or otherwise negatively affect closing of this acquisition. In addition, the terms of the purchase agreement described in this Annual Report on Form 10-K may be changed or the agreement may be terminated by agreement of the parties.

        The commitments which we received for the term loan are also subject to various conditions, including mutually satisfactory documentation. There can be no assurance that all those conditions, some of which are beyond our control, will be satisfied, that the terms of the term loan described in the commitments will not change, or that the term loan will be available to us. In addition, even if the entire term loan is available to us, we are not committed to borrow the full or any lesser amount under that loan and we may utilize other debt or equity financing for all or a portion of the purchase of the Vertex MOB depending on the cost of such financing and market conditions.

        In certain circumstances, our failure to complete the purchase of the Vertex MOB, including by reason of our inability to finance the acquisition, will result in our forfeiture of a $50 million deposit. The unavailability of financing for the purchase of the Vertex MOB to us on favorable terms or any delay in completing this purchase could prevent us from realizing the overall benefits that we expect from the purchase.

We face significant competition and we may be unable to profit from our managed senior living communities.

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

        Furthermore, as the owner and manager of our managed senior living communities, our TRSs and Five Star compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Although some states require CONs to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. We cannot assure that our TRSs and Five Star will be able to attract a sufficient number of residents to our managed senior living communities at rates that would generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our managed senior living communities to compete successfully or to operate profitably.

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

        Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of publicly traded and private REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in our business, some of which are larger and have a lower cost of capital than we do. In the past, periods of economic recession in the economy generally have sometimes caused some investors to focus on healthcare and healthcare real estate investments because some investors believe these types of investments may be less affected by general economic circumstances than most other investments. Further, in light of the currently low historical market interest rates and increased leverage utilized by financial and other buyers, purchase prices for properties have experienced increases resulting in lower rates of returns. These developments could result in increased competition for investments, fewer investment opportunities available to us and lower spreads over our cost of our capital, all of which would limit our ability to grow our business and improve our financial results.

Competition from new communities may adversely affect some of our communities.

        Until recently, a large number of new assisted living properties were being developed. In most states these properties are subject to less stringent regulations than nursing homes and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become nursing home residents. Many of the residents attracted to new assisted living properties were the most profitable nursing home patients, since they paid higher rates than Medicaid or Medicare would pay and they required less amounts of care. Historically, state requirements of obtaining CONs to develop new properties have somewhat protected nursing homes from competition; however, many states are eliminating or reducing these barriers. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some nursing homes which we own to decline in value. This decline may continue as assisted living communities or other elderly care alternatives, such as home healthcare, expand their businesses. Each of our tenants of our senior living communities faces similar risks. These competition risks may prevent our tenants and managers from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases and adversely affect the profitability of our managed senior living communities.

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

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

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

        As of December 31, 2013, we had $1.9 billion in debt outstanding, which was 40.5% of our total book capitalization. Our note indenture and revolving credit facility agreement permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

        Generally, we or our tenants are responsible for the costs of insurance coverage for our properties, including for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with RMR, Five Star and CWH

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR and CWH may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

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

        In addition to managing us, RMR manages CWH, a publicly traded REIT that primarily owns office properties, GOV, a publicly traded REIT that owns properties that are majority leased to government tenants, HPT, a publicly traded REIT that owns hotels and travel centers, and Select Income REIT, or SIR, a publicly traded REIT that primarily owns and invests in net leased, single tenant office and industrial properties and leased lands in Hawaii. RMR also provides services to other publicly and privately owned companies, including Five Star, our largest tenant and manager of our managed senior living communities, TA, which operates and franchises travel centers and convenience stores, and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest, or the appearance of such conflicts of interest. In addition, our transaction agreement with CWH has restrictions on our right to make investments in properties that are within the investment focus of CWH.

        Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.

        Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also executive officers of RMR, and David J. Hegarty, our President and Chief Operating Officer, is also a director of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

        A default under our revolving credit facility agreement would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding 2/3 of the aggregate credit exposure under that agreement. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, Five Star, Affiliates Insurance Company, or AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy, Adam Portnoy and other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

Our business dealings with Five Star may create conflicts of interest.

        Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a managing director of Five Star, and Five Star's other managing director, Mr. Gerard Martin, is a director of RMR. RMR provides management services to both us and Five Star. As of December 31, 2013, our leases with Five Star accounted for 42.1% of our annual rents. As of December 31, 2013, Five Star also managed 44 of our senior living communities. In the future, we expect to do additional business with Five Star. We believe that our current leases, management contracts and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to us. Our transactions with Five Star have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and six other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may be insufficiently capitalized. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and shareholder rights agreement, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our declaration of trust prohibits any shareholder other than CWH and RMR and their affiliates, and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control (although our Board of Trustees has determined to recommend that our shareholders approve at our 2014 annual meeting of shareholders an amendment to our declaration of trust to permit the annual election of all Trustees);

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

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees; and

  •
  the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

        We also currently maintain a shareholder rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, unless the acquisition is approved by our Board of Trustees, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. Until this agreement expires on April 10, 2014, it may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.

Our ownership interest in AIC may prevent shareholders from accumulating large share ownership, from nominating or serving as Trustees, or from taking actions to otherwise control our business.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

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

        Our declaration of trust and indemnification agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with Five Star, CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

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

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

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

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility agreement and our note indenture and may be subject to restrictions in future debt we may incur; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility agreement and senior notes indenture), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. As of December 31, 2013, our subsidiaries had $694.9 million of secured debt. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        At December 31, 2013, we had real estate investments totaling $5.3 billion, at undepreciated cost, after impairment write downs, in 375 properties (401 buildings). At December 31, 2013, 53 properties with an aggregate cost of $1.4 billion and an aggregate carrying value of $964.0 million were mortgaged or subject to capital lease obligations with an aggregate principal balance of $694.9 million.

        The following table summarizes some information about our properties as of December 31, 2013. All dollar amounts are in thousands:

Location of Properties by State	Number of Properties	Number of Buildings	Undepreciated Carrying Value	Net Book Value
Alabama	6	6	$40,930	$35,149
Arizona	10	10	123,464	89,173
California	20	25	633,723	545,088
Colorado	11	12	68,796	49,708
Connecticut	2	2	10,244	9,609
Delaware	6	6	91,279	67,687
District of Columbia	2	2	64,384	59,934
Florida	28	33	632,669	513,261
Georgia	23	23	245,585	221,194
Hawaii	1	1	66,991	64,904
Idaho	2	2	15,747	15,175
Illinois	6	7	114,237	91,531
Indiana	12	12	141,158	120,478
Iowa	6	6	10,357	5,345
Kansas	4	4	58,349	44,820
Kentucky	9	9	99,107	67,419
Maryland	15	15	307,248	257,839
Massachusetts	19	21	241,623	218,570
Michigan	5	5	16,836	12,209
Minnesota	8	8	102,744	91,278
Mississippi	3	3	26,104	23,604
Missouri	1	1	11,734	11,292
Nebraska	13	13	62,091	48,742
Nevada	1	1	53,001	50,204
New Hampshire	1	1	4,469	4,469
New Jersey	4	4	111,221	92,424
New Mexico	6	10	104,414	88,647
New York	6	7	203,636	190,867
North Carolina	13	13	147,395	132,628
Ohio	3	4	48,313	34,570
Oklahoma	4	4	28,338	25,465
Pennsylvania	21	21	180,071	142,491
Rhode Island	1	1	325	325
South Carolina	21	21	165,253	146,803
South Dakota	3	3	7,589	3,574
Tennessee	13	13	78,876	67,048
Texas	24	24	415,925	341,065
Virginia	17	19	208,621	161,050
Washington	4	5	68,369	64,262
Wisconsin	19	22	271,818	236,717
Wyoming	2	2	8,481	4,130

Total	375	401	$5,291,513	$4,450,752

        Of the properties listed above, 265 are senior living communities, 100 (126 buildings) are MOBs and 10 are wellness centers. The above table includes properties classified as held for sale, of which $27.9 million of carrying value is included in other assets on the balance sheet.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2012
First Quarter	$23.09	$21.30
Second Quarter	$22.32	$19.83
Third Quarter	$24.70	$21.52
Fourth Quarter	$23.76	$21.29

	High	Low
2013
First Quarter	$26.83	$22.09
Second Quarter	$29.67	$24.38
Third Quarter	$27.25	$22.23
Fourth Quarter	$24.98	$21.85

        The closing price of our common shares on the NYSE on February 28, 2014 was $22.30 per share.

        As of February 28, 2014, there were approximately 2,016 shareholders of record.

        Information about distributions declared to common shareholders is summarized in the table below. Common share distributions to our shareholders are generally paid in the quarter following the quarter to which they relate.

	Distributions per Common Share
	2013	2012
First Quarter	$0.39	$0.38
Second Quarter	$0.39	$0.38
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.39	$0.39

        All common share distributions shown in the table above have been paid, including the quarterly distribution for the fourth quarter of 2013, which we paid on February 21, 2014. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, the timing and amount of future distributions is determined at the discretion of our Board of Trustees and factors that our Board of Trustees consider in making distribution determinations include our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility agreement), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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

	2013	2012	2011	2010	2009
Income Statement Data:
Rental income	$459,380	$450,769	$412,180	$338,775	$296,220
Residents fees and services(1)	302,058	184,031	27,851	—	—
Net income(2)(3)	151,164	135,884	151,419	116,485	109,715
Common distributions declared(4)	293,474	266,589	232,849	191,387	177,238
Weighted average shares outstanding	187,251	169,176	149,577	128,092	121,863
Per Common Share Data:
Net income(2)(3)	$0.81	$0.80	$1.01	$0.91	$0.90
Cash distributions declared to common shareholders(4)	1.56	1.54	1.50	1.46	1.43
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$5,263,625	$5,019,615	$4,563,842	$3,642,123	$3,214,543
Total assets	4,764,666	4,748,002	4,383,048	3,392,656	2,987,926
Total indebtedness	1,892,764	2,006,530	1,827,385	1,204,890	1,042,219
Total shareholders' equity	2,776,989	2,646,568	2,472,606	2,127,977	1,900,650

(1)
We earn our residents fees and services primarily by providing housing and services to our residents. We recognize residents fees and services as services are provided. We began our managed senior living communities business in June 2011.

(2)
Includes an impairment of assets charge of $45.6 million ($0.24 per share) and loss on early extinguishment of debt of $797,000 (less than $0.01 per share) in 2013. Includes an impairment of assets charge of $3.1 million ($0.02 per share) and loss on early extinguishment of debt of $6.3 million ($0.04 per share) in 2012. Includes an impairment of assets charge of $2.0 million ($0.01 per share) and loss on early extinguishment of debt of $427,000 (less than $0.01 per share) in 2011. Includes an impairment of assets charge of $6.0 million ($0.05 per share) and loss on early extinguishment of debt of $2.4 million ($0.02 per share) in 2010. Includes an impairment of assets charge of $15.5 million ($0.13 per share) in 2009.

(3)
Includes a gain on sale of properties of $37.4 million ($0.20 per share) in 2013. Includes a loss on sale of properties of $101,000 (less than $0.01 per share) in 2012. Includes a gain on sale of properties of $21.3 million ($0.14 per share), $109,000 (less than $0.01 per share), and $397,000 (less than $0.01 per share) in 2011, 2010, and 2009, respectively. In May 2012, we entered an agreement with subsidiaries of Sunrise (as defined below) for early terminations of leases for 10 senior living communities, which were previously scheduled to terminate on December 31, 2013; the leases for all of these ten communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375,000 (less than $0.01 per share).

(4)
On January 3, 2014, we declared a quarterly distribution of $0.39 per share, or $73.4 million, to be paid to common shareholders of record on January 13, 2014. We paid this distribution on February 21, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

        The following tables present an overview of our portfolio (dollars in thousands, except living unit / bed or square foot data):

(As of December 31, 2013)(1)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(2)	% of Total Investment	Investment per Unit/Bed or Square Foot(3)		2013 NOI(4)	% of 2013 NOI
Facility Type
Independent living(5)	62	15,176		$1,878,786	35.7%		$123,800	$160,287	35.6%
Assisted living(5)	156	11,531		1,345,645	25.5%		$116,698	115,469	25.6%
Nursing homes(5)	47	4,919		202,696	3.8%		$41,207	18,663	4.1%

Subtotal short and long term residential care communities	265	31,626		3,427,127	65.0%		$108,364	294,419	65.3%
MOBs	96	7,881,797		1,668,219	31.6%		$212	138,427	30.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%		$222	17,577	3.9%

Total	371			$5,275,363	100.0%			$450,423	100.0%

Tenant/Operator/Managed Properties(8)
Five Star (Lease No. 1)	90	6,626		688,718	13.1%		$103,942	60,029	13.3%
Five Star (Lease No. 2)	51	7,200		682,054	12.9%		$94,730	62,059	13.8%
Five Star (Lease No. 3)	17	3,281		352,380	6.7%		$107,400	35,271	7.8%
Five Star (Lease No. 4)	29	3,335		388,298	7.4%		$116,431	35,239	7.8%

Subtotal Five Star	187	20,442		2,111,450	40.1%		$103,290	192,598	42.7%
Sunrise/Marriott(6)	4	1,619		126,326	2.4%		$78,027	14,523	3.2%
Brookdale	18	894		61,122	1.2%		$68,369	9,076	2.0%
6 private senior living companies (combined)	12	1,620		94,502	1.8%		$58,335	9,875	2.2%
Managed senior living communities(7)	44	7,051		1,033,727	19.5%		$146,607	68,347	15.2%

Subtotal short and long term residential care communities	265	31,626		3,427,127	65.0%		108,364	294,419	65.3%
Multi-tenant MOBs	96	7,881,797	sq. ft.	1,668,219	31.6%		$212	138,427	30.8%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%		$222	17,577	3.9%

Total	371			5,275,363	100.0%	$		450,423	100%

Tenant/Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2013	2012	2013	2012
Five Star (Lease No. 1)	1.19x	1.21x	84.5%	85.5%
Five Star (Lease No. 2)	1.14x	1.26x	81.6%	83.0%
Five Star (Lease No. 3)	1.65x	1.69x	88.2%	89.2%
Five Star (Lease No. 4)	1.17x	1.20x	85.9%	86.3%

Subtotal Five Star	1.26x	1.31x	84.3%	85.3%
Sunrise/Marriott(6)	1.93x	1.88x	92.7%	93.2%
Brookdale	2.50x	2.37x	95.3%	94.0%
6 private senior living companies (combined)	1.96x	2.69x	84.8%	83.3%
Managed senior living communities(7)	NA	NA	87.4%	87.2%

Subtotal short and long term residential care communities	1.38x	1.42x	85.7%	86.3%
Multi-tenant MOBs	NA	NA	95.0%	93.3%
Wellness centers	2.23x	2.19x	100.0%	100.0%

Total	1.43x	1.47x

(1)
Excludes properties classified as discontinued operations.

(2)
Amounts are before depreciation, but after impairment write downs, if any.

(3)
Represents investment carrying value divided by the number of living units, beds or leased square feet at December 31, 2013.

(4)
NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 7. 2013 NOI presented in the above tables excludes $156 of NOI related to the skilled nursing facility we sold on August 1, 2013 and $10,981 of NOI related to the two rehabilitation hospitals we sold on December 31, 2013.

(5)
Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.

(6)
Marriott International, Inc., or Marriott, guarantees the lessee's obligations under these leases.

(7)
These 44 senior living communities are managed by Five Star. The occupancy for the twelve month period ended or, if shorter, from the date of acquisitions through December 31, 2013 was 87.4%.

(8)
Operating data for multi-tenant MOBs are presented as of December 31, 2013 and 2012; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2013 and September 30, 2012, or the most recent prior period for which tenant and manager operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants' operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

        We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. The "All Other" category includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

Triple Net Senior Living Communities.

        The following chart presents a summary of our triple net senior living property leases as of December 31, 2013 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Units/Beds	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	90	6,626	$688,718	$569,947	$60,157	12/31/2024	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	51	7,200	682,054	505,224	64,361	6/30/2026	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	17	3,281	352,380	252,404	35,400	12/31/2028	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)(4)	29	3,335	388,298	302,899	35,387	4/30/2017	2 for 15 years each.
Sunrise / Marriott International, Inc.(5)	4	1,619	126,326	70,651	14,523	12/31/2018	3 for 5 years each.
Brookdale Senior Living, Inc.	18	894	61,122	44,000	9,077	12/31/2017	2 for 15 years each.
Stellar Senior Living, LLC(6)	5	661	58,415	56,688	4,890	7/31/2027 & 1/8/2028	2 for 10 years each.
ABE Briarwood Corp.	1	140	15,598	5,286	937	12/31/2015	None.
HealthQuest, Inc.	3	361	7,589	3,574	1,424	6/30/2021	1 for 10 years.
Covenant Care, LLC	1	180	3,503	1,827	1,174	9/30/2015	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,455	930	12/31/2015	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,430	599	6/30/2019	1 for 10 years.

Totals	221	24,575	$2,393,400	$1,817,385	$228,859

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2013. Includes percentage rent totaling $9.2 million based on increases in gross revenues at certain properties.

(2)
Lease No. 1 is comprised of three separate leases. Two of these three leases exist to accommodate our mortgage obligations in effect at the time we acquired the properties; we have agreed with the tenants to combine all three of these leases into one lease when these mortgage financings are paid.

(3)
Lease No. 3 exists to accommodate certain mortgage financing by us.

(4)
Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate our mortgage obligations in effect at the time we acquired the property; we have agreed with the tenants to combine both of these leases into one lease when the mortgage financing is paid.

(5)
These properties are leased to Sunrise; this lease is guaranteed by Marriott.

(6)
Stellar Senior Living has two separate leases with different expiration dates.

        Five Star Quality Care, Inc.    We lease 187 senior living communities to Five Star for annual rent of $195.3 million, including percentage rent based on increases in gross revenues at certain properties ($5.2 million in 2013). Five Star is a public company listed on the NYSE, which was our subsidiary until we distributed its then outstanding shares to our shareholders in 2001. Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. For the year ended December 31, 2013, Five Star paid percentage rent equal to 4% of the increase in gross revenues at our senior living communities over base year gross revenues as specified in the lease terms.

        Lease No. 1 (comprised of three separate leases) expires in 2024 and includes 90 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which nine secure mortgage debt payable to third parties. At December 31, 2013, the annual rent for Lease No. 1 was $60.2 million, including percentage rent of $1.4 million.

        Lease No. 2 expires in 2026 and includes 51 communities, including independent living communities, assisted living communities and skilled nursing facilities. At December 31, 2013, the annual rent for Lease No. 2 was $64.4 million, including percentage rent of $1.9 million.

        Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities, all of which secure mortgage debt payable to FNMA. At December 31, 2013, the annual rent for Lease No. 3 was $35.4 million, including percentage rent of $1.2 million.

        Lease No. 4 (comprised of two separate leases) expires in 2017 and includes 29 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which one secures mortgage debt payable to a third party. At December 31, 2013, the annual rent for Lease No. 4 was $35.4 million, including percentage rent of $644,000.

        For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see "Risk Factors—Risks Related to Our Relationships with RMR, Five Star and CWH" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" and Note 5 to our Consolidated Financial Statements appearing in Item 15 of this Annual Report on Form 10-K.

        Sunrise Senior Living, Inc.    At December 31, 2013, we leased four communities which include assisted living, independent living and SNF units to subsidiaries of Sunrise Senior Living Inc., or SSL, that until 2003 were owned by Marriott. These communities are leased through 2018. In January 2013, SSL was acquired by Health Care REIT Inc. and the management company business of SSL was sold to a separate acquirer. References to Sunrise in this Annual Report on Form 10-K include SSL prior to its acquisition and to the management company business of SSL following the acquisition of SSL. At December 31, 2013, the annual rent for this lease was $14.5 million, including percentage rent of $2.0 million based on increases in gross revenues at these communities. Marriott guarantees the rent due to us for these 4 communities.

        Brookdale Senior Living, Inc.    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, until 2017. At December 31, 2013, the annual rent for this lease was $9.1 million per year, including percentage rent of $2.1 million based on increases in gross revenues at these communities. Residents pay a large majority of the revenues at these communities from their private resources. Brookdale guarantees this rent to us.

        Stellar Senior Living, LLC.    We lease five communities, including independent and assisted living units, to subsidiaries of Stellar Senior Living, LLC, or Stellar, until 2027 and 2028. At December 31, 2013, the annual rent for these leases was $4.9 million per year. Recognition of percentage rent, based on increases in gross revenues at these communities, will commence in 2014. Residents pay a large majority of the revenues at these communities from their private resources. Stellar is owned by a former officer of Five Star and of RMR and he has personally guaranteed Stellar's rent due to us.

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

Managed senior living communities.

        We lease 42 managed senior living communities with 6,821 living units to our TRS. These 42 communities and two others with 230 living units are all managed for our account by Five Star under long term agreements. These communities had an undepreciated carrying value of $1.0 billion and a net book value of $907.6 million at December 31, 2013. We derive our revenues at these managed senior living communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our managed senior living communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2013. With the exception of the management agreement for a senior living community in New York, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

        In connection with the management agreements, we and Five Star have entered into four pooling agreements: three pooling agreements which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement, which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011, the second AL Pooling Agreement in October 2012 and the third AL Pooling Agreement in November 2013. Each of our first and second AL Pooling Agreements includes 20 identified communities. The third AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described above). We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement combines the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return of our invested capital and Five Star's incentive fees.

Properties Leased to Medical Providers, Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

        At December 31, 2013, we owned 96 multi-tenant MOBs (119 buildings) located in 24 states and Washington, D.C., excluding four properties (seven buildings) classified in discontinued operations. These properties range in size from 1,700 to 256,000 square feet and have a total of 7.9 million square feet. Leases at these properties have current terms expiring between 2014 and 2034, plus renewal options in some cases. The annual rent payable to us by tenants of these 96 MOBs (119 buildings) is $209.3 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

        During the year ended December 31, 2013, we entered into MOB lease renewals for 537,015 square feet and new leases for 234,479 square feet, at weighted average rental rates that were 0.2% below rents previously charged for the same space. These leases produce average net rent of $24.22 per square foot. Average lease terms for leases entered into during 2013 were 5.1 years. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during 2013 totaled $11.3 million, or $14.60 per square foot on average (approximately $2.87 per square foot per year of the lease term).

        The following chart presents a summary of our MOB properties by state as of December 31, 2013 (dollars in thousands):

State	Number of Properties	Number of Buildings	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)
Arizona	2	2	222,771	$18,825	$17,907	$2,939	1.4%
California	4	9	820,743	392,924	365,132	45,651	21.9%
Colorado	2	3	77,113	17,057	16,447	2,720	1.3%
Connecticut	2	2	96,962	10,244	9,609	1,091	0.5%
District of Columbia	2	2	212,335	64,384	59,934	10,482	5.0%
Florida	6	11	320,318	56,491	54,035	5,852	2.8%
Georgia	5	5	325,544	57,208	54,216	7,069	3.4%
Hawaii	1	1	203,447	66,991	64,904	7,942	3.8%
Illinois	2	3	262,836	39,710	37,696	6,671	3.2%
Indiana	1	1	94,238	16,236	15,486	2,395	1.1%
Maryland	2	2	133,976	22,391	21,208	3,238	1.5%
Massachusetts	18	20	969,660	209,273	194,282	24,372	11.6%
Minnesota	5	5	375,497	46,318	44,016	7,196	3.4%
Mississippi	1	1	71,983	12,960	12,740	1,973	0.9%
New Mexico	1	2	292,043	34,476	32,030	4,870	2.3%
New York	5	6	597,174	103,840	94,514	16,938	8.1%
Ohio	1	2	232,016	5,781	5,457	982	0.5%
Oklahoma	4	4	210,348	28,338	25,465	2,805	1.3%
Pennsylvania	7	7	474,819	58,722	54,317	7,851	3.8%
South Carolina	3	3	218,773	15,894	14,996	3,067	1.5%
Tennessee	1	1	33,796	7,565	7,402	1,070	0.5%
Texas	10	10	620,073	140,823	128,416	16,354	7.8%
Virginia	3	5	226,933	41,890	37,921	4,999	2.4%
Washington	1	2	144,900	30,878	30,300	3,893	1.9%
Wisconsin	7	10	643,499	169,000	152,257	16,897	8.1%

Totals	96	119	7,881,797	$1,668,219	$1,550,687	$209,317	100%

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2013, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

        The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2013 (dollars in thousands):

Tenant	Sq. Ft. Leased	% of Total MOB Sq. Ft. Leased	Annualized Rental Income(1)	% of Total Annualized Rental Income(1)	Lease Expiration
Aurora Health Care, Inc.	643,499	8.6%	$16,896	8.1%	2024
Cedars-Sinai Medical Center	123,872	1.7%	11,570	5.5%	2014 - 2019
The Scripps Research Institute	164,091	2.2%	10,328	4.9%	2019
Reliant Medical Group, Inc.	362,427	4.8%	7,661	3.7%	2019
HCA Holdings, Inc.	141,648	1.9%	5,373	2.6%	2014 - 2020
First Insurance Company of Hawaii	110,050	1.5%	4,837	2.3%	2014 - 2018
Covidien PLC	315,203	4.2%	4,669	2.2%	2017
Abbvie Inc.	197,976	2.6%	4,565	2.2%	2017
Boston Children's Hospital	99,063	1.3%	4,297	2.1%	2028
Emory Healthcare, Inc.	221,471	3.0%	4,083	2.0%	2017 - 2021
Seattle Genetics, Inc.	144,900	1.9%	3,893	1.9%	2018
Health Insurance Plan of GNY	121,500	1.6%	3,885	1.9%	2034
PerkinElmer, Inc.	105,462	1.4%	3,681	1.8%	2028
Boston Scientific Corporation	169,668	2.3%	3,607	1.7%	2016 - 2020
Oklahoma City Clinics	210,348	2.8%	2,805	1.3%	2016
Hematology-Oncology Association of NY	65,853	0.9%	2,624	1.3%	2023
Stryker Corporation	122,092	1.6%	2,225	1.1%	2020
Quest Diagnostics Incorporated	129,019	1.7%	2,122	1.0%	2014 - 2016
Winthrop University Hospital	62,788	0.8%	2,117	1.0%	2015 - 2025
All other MOB tenant	3,971,902	53.2%	108,079	51.5%	2014 - 2026

Totals	7,482,832	100.0%	$209,317	100.0%

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2013, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in "All Other Operations").

        The following chart presents a summary of our wellness center leases as of December 31, 2013 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

Tenant	Number of Properties	Sq. Ft.	Undepreciated Carrying Value of Properties	Net Book Value of Properties	Annualized Rental Income(1)	Lease Expiration	Renewal Options
Starmark Holdings, LLC (Wellbridge)(2)	3	129,500	$32,438	$27,910	$3,015	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1	38,500	11,206	10,220	832	2/28/23	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2	186,000	36,364	32,411	3,139	11/30/23	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	88,422	10,550	8/31/28	6 for 5 years each.

Totals	10	812,000	$180,017	$158,963	$17,536

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2013, including straight line rent adjustments and excluding lease value amortization.

(2)
These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC, or Starmark, under three separate leases.

(3)
These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc., or Lifetime Fitness.

        Starmark Holdings, LLC (Wellbridge).    We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have current terms expiring in 2023 and require aggregate annual rent of $7.0 million, plus consumer price index based increases.

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

        The following tables set forth information regarding our lease expirations as of December 31, 2013 (dollars in thousands):

					Percent of Total Annualized Rental Income Expiring	Cumulative Percentage of Annualized Rental Income Expiring
	Annualized Rental Income(1)(2)
Year	Triple Net Senior Living Communities	MOBs	Wellness Centers	Total
2014	$—	$17,825	$—	$17,825	3.9%	3.9%
2015	3,041	21,640	—	24,681	5.4%	9.3%
2016	—	23,985	—	23,985	5.3%	14.6%
2017	44,464	26,167	—	70,631	15.5%	30.1%
2018	14,523	24,151	—	38,674	8.5%	38.6%
2019	599	30,713	—	31,312	6.9%	45.5%
2020	—	15,622	—	15,622	3.4%	48.9%
2021	1,424	5,444	—	6,868	1.5%	50.4%
2022	—	5,646	—	5,646	1.2%	51.6%
Thereafter	164,808	38,124	17,536	220,468	48.4%	100.0%

Total	$228,859	$209,317	$17,536	$455,712	100.0%

        Average remaining lease term for all properties (weighted by annualized rental income): 8.0 years.

(1)
Annualized rental income is rents pursuant to existing leases as of December 31, 2013, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)
Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended December 31, 2013, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2014 – 3.4%; 2015 – 4.7%; 2016 – 4.6%, 2017 – 13.3%; 2018 – 7.4%; 2019 – 6.0%; 2020 – 3.0%; 2021 – 1.3%; 2022 – 1.1%; and thereafter – 55.2%.

	Number of Tenants(1)				Percent of Total Number of Tenancies Expiring	Cumulative Percentage of Number of Tenancies Expiring
Year	Senior Living Communities(2)	MOBs	Wellness Centers	Total
2014	—	124	—	124	21.1%	21.1%
2015	3	98	—	101	17.1%	38.2%
2016	—	82	—	82	13.9%	52.1%
2017	2	79	—	81	13.8%	65.9%
2018	1	75	—	76	12.9%	78.8%
2019	1	39	—	40	6.8%	85.6%
2020	—	27	—	27	4.6%	90.2%
2021	1	14	—	15	2.5%	92.7%
2022	—	14	—	14	2.4%	95.1%
Thereafter	4	23	2	29	4.9%	100.0%

Total	12	575	2	589	100.0%

(1)
Excludes properties classified in discontinued operations.

(2)
Excludes our managed senior living communities leased to our TRSs as tenants.

Number of Living Units / Beds or Square Feet with Leases Expiring(1)

	Living Units / Beds(2)			Square Feet
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring
2014	—	0.0%	0.0%	453,154	—	453,154	5.5%	5.5%
2015	423	1.7%	1.7%	893,173	—	893,173	10.8%	16.3%
2016	—	0.0%	1.7%	1,017,061	—	1,017,061	12.3%	28.6%
2017	4,229	17.2%	18.9%	1,032,344	—	1,032,344	12.4%	41.0%
2018	1,619	6.6%	25.5%	711,965	—	711,965	8.6%	49.6%
2019	175	0.7%	26.2%	979,039	—	979,039	11.8%	61.4%
2020	—	0.0%	26.2%	739,016	—	739,016	8.9%	70.3%
2021	361	1.5%	27.7%	214,733	—	214,733	2.6%	72.9%
2022	—	0.0%	27.7%	194,244	—	194,244	2.3%	75.2%
Thereafter	17,768	72.3%	100.0%	1,248,104	812,000	2,060,104	24.8%	100.0%

Total	24,575	100.0%		7,482,833	812,000	8,294,833	100.0%

(1)
Excludes properties classified in discontinued operations.

(2)
Excludes 7,051 living units leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2014 – 0.0%; 2015 – 1.3%; 2016 – 0.0%; 2017 – 13.4%; 2018 – 5.1%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1%; 2022 – 0.0% ; and thereafter – 78.5%.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

        The following table summarizes the results of operations of each of our segments for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Triple net senior living communities	$237,209	$246,948	$242,652
Managed senior living communities	302,058	184,031	27,851
MOBs	204,594	186,065	151,823
All other operations	17,577	17,756	17,705

Total revenues	$761,438	$634,800	$440,031

Net income:
Triple net senior living communities	$174,561	$143,374	$152,921
Managed senior living communities	27,158	14,006	1,269
MOBs	46,986	77,428	74,149
All other operations	(97,541)	(98,924)	(76,920)

Net income	$151,164	$135,884	$151,419

        The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:

Triple net senior living communities:

	All Properties				Comparable Properties(1)
	As of the Year Ended December 31,				As of the Year Ended December 31,
	2013		2012		2013		2012
Total properties(2)	221		223		216		216
# of units / beds(2)	24,575		24,894		23,914		23,914
Tenant operating data(3)
Occupancy	85.3%		86.1%		85.2%		86.1%
Rent coverage	1.38	x	1.42	x	1.37	x	1.42	x

(1)
Consists of triple net senior living communities we have owned continuously since January 1, 2012.

(2)
The change in total properties and number of units / beds for All Properties reflects the transfer of the ten communities previously triple net leased to Sunrise, to our managed senior living communities segment (three communities were transferred on September 1, 2012, five communities were transferred on October 1, 2012, and two communities were transferred on November 1, 2012), partially offset by additional triple net leased properties we acquired since January 1, 2012.

(3)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$237,209	$246,948	$(9,739)	(3.9)%

Net operating income (NOI)	237,209	246,948	(9,739)	(3.9)%
Depreciation expense	(66,854)	(68,419)	1,565	2.3%
Impairment of assets	(6,685)	—	(6,685)	100.0%

Operating income	163,670	178,529	(14,859)	(8.3)%
Interest expense	(26,501)	(35,530)	9,029	25.4%
Gain on sale of properties	37,392	—	37,392	100.0%
Gain on lease terminations	—	375	(375)	(100.0)%

Net income	$174,561	$143,374	$31,187	21.8%

        Except as noted below under "Rental income", we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

        Rental income.    Rental income decreased year over year primarily due to the transfer in the third and fourth quarter of 2012 of the ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 and our purchase of approximately $57,727 of improvements made to our properties which are leased by Five Star since January 1, 2012. Rental income increased year over year on a comparable property basis by $2,991 primarily as a result of our improvement purchases at certain of the communities we lease to Five Star that we have owned continuously since January 1, 2012 and the resulting increased rent, pursuant to the terms of those leases.

        Net operating income.    NOI decreased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense recognized in this segment decreased year over year as a result of the transfer in the third and fourth quarter of 2012 of ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset as a result of our acquisition of five triple net leased communities since January 1, 2012 and our purchase of improvements made to our properties leased to Five Star since January 1, 2012.

        Impairment of assets.    During 2013, we recorded impairment of assets charges of $6,685 to reduce the carrying value of five of our senior living properties classified as held for sale as of December 31, 2013 to their estimated net sale price.

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

        Gain on sale of properties.    Gain on sale of properties is a result of the sale of one senior living community in August 2013 and two rehabilitation hospitals in December 2013.

        Gain on lease terminations.    Gain on lease terminations is a result of our May 2012 agreement with Sunrise for early terminations of leases for the ten communities previously triple net leased to Sunrise; the leases for all of the senior living communities formerly leased to Sunrise were terminated prior to December 31, 2012, and resulted in a net gain on lease terminations of approximately $375.

Managed senior living communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2013	2012	2013	2012
Total properties	44	39	22	22
# of units / beds	7,051	6,607	3,323	3,323
Occupancy	87.4%	85.5%	91.2%	87.9%
Average monthly rate	$4,184	$4,027	$3,956	$3,931

(1)
Consists of managed senior living communities we have owned continuously since January 1, 2012.

Managed senior living communities, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Residents fees and services	$302,058	$184,031	$118,027	64.1%
Property operating expenses	(233,711)	(138,819)	(94,892)	68.4%

Net operating income (NOI)	68,347	45,212	23,135	51.2%
Depreciation expense	(28,972)	(19,437)	(9,535)	(49.1)%

Operating income	39,375	25,775	13,600	52.8%
Interest expense	(12,217)	(11,769)	(448)	(3.8)%

Net income	$27,158	$14,006	$13,152	93.9%

        Residents fees and services.    Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided. The increase in residents fees and services primarily relate to the acquisition of 12 managed senior living communities since January 1, 2012 and the revenues earned at the ten senior living communities that were formerly leased to Sunrise, which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

        Property operating expenses.    Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of 12 managed senior living communities since January 1, 2012 and the expenses incurred at the ten senior living communities that were formerly leased to Sunrise, which were transferred to our managed senior living communities segment during the third and fourth quarters of 2012.

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

        Interest expense.    Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of our assumption of $41,814 of mortgage debts with a weighted average interest rate of 5.8% in connection with our acquisition of three communities in 2012, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,400 and an interest rate of 6.0%.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2012):

	Year Ended December 31,
	2013	2012	Change	% Change
Residents fees and services	$145,976	$140,727	$5,249	3.7%
Property operating expenses	(104,185)	(102,814)	(1,371)	1.3%

Net operating income (NOI)	41,791	37,913	3,878	10.2%
Depreciation expense	(15,125)	(14,628)	(497)	(3.4)%

Operating income	26,666	23,285	3,381	14.5%
Interest expense	(10,864)	(11,261)	397	3.5%

Net income	$15,802	$12,024	$3,778	31.4%

        Residents fees and services.    We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and an increase in the average monthly rates charged to residents at the 22 communities we have owned continuously since January 1, 2012.

        Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased principally because of increases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

MOBs:

	All Properties(1)		Comparable Properties(1)(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2013	2012	2013	2012
Total properties	96	90	78	78
Total buildings	119	113	99	99
Total square feet(3)	7,882	7,619	6,658	6,658
Occupancy(4)	94.9%	92.7%	94.6%	94.6%

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

MOBs, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$204,594	$186,065	$18,529	10.0%
Property operating expenses	(66,167)	(58,877)	(7,290)	(12.4)%

Net operating income (NOI)	138,427	127,188	11,239	8.8%
Depreciation / amortization expense	(53,408)	(47,394)	(6,014)	(12.7)%
Impairment of assets	—	(3,071)	3,071	100.0%

Operating income	85,019	76,723	8,296	10.8%
Interest expense	(5,466)	(3,255)	(2,211)	(67.9)%

Income from continuing operations	79,553	73,468	6,085	8.3%
Discontinued operations:
Income from discontinued operations	5,043	4,061	982	(24.2)%
Impairment of assets from discontinued operations	(37,610)	—	(37,610)	(100.0)%
Loss on sale of properties	—	(101)	101	(100.0)%

Net income	$46,986	$77,428	$(30,442)	(39.3)%

        Rental income.    Rental income increased because of rents from 18 MOBs (20 buildings) we acquired for approximately $343,170 since January 1, 2012, partially offset by the sale of one MOB (one building) for approximately $1,100 in July 2012 and the loss of rental income at another MOB (one building) where the lease expired in February 2012 and the MOB has remained vacant. Rental income includes non-cash straight line rent adjustments totaling $6,119 and $8,362 and net amortization of approximately $(3,776) and $(1,471) of above and below market lease adjustments for the years ended December 31, 2013 and 2012, respectively.

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

        Depreciation expense.    Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2012, partially offset by the sale of one MOB in July 2012.

        Impairment of assets.    During 2012, we recorded an impairment of assets charge of $3,071 related to one property (one building) to reduce the carrying value of this property to its estimated fair value.

        Interest expense.    Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of our assumption of $73,103 of mortgage debts in connection with our acquisition of three MOBs (three buildings) in 2012 with a weighted average interest rate of 5.9%, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an annual interest rate of 6.73%, the repayment of one mortgage loan in October 2012 that had a principal balance of $4,152 and an interest rate of 6.50% and the regularly scheduled amortization of our mortgage debts.

        Income from discontinued operations.    Income from discontinued operations relates to the four MOBs (seven buildings) classified as held for sale as of December 31, 2013. The increase in income is primarily due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

        Impairment of assets from discontinued operations.    During the year ended December 31, 2013, we recorded impairment of assets charges of $37,610 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

        Loss on sale of properties.    In July 2012, we sold one MOB (one building) and recorded a loss on sale of properties of approximately $101.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2012):

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$170,738	$174,594	$(3,856)	(2.2)%
Property operating expenses	(54,817)	(53,713)	(1,104)	(2.1)%

Net operating income (NOI)	115,921	120,881	(4,960)	(4.1)%
Depreciation expense	(42,568)	(44,761)	2,193	4.9%

Operating income	73,353	76,120	(2,767)	(3.6)%
Interest expense	(1,124)	(1,478)	354	24.0%

Net income	$72,229	$74,642	$(2,413)	(3.2)%

        Rental income.    Rental income decreased as a result of renewal of certain leases at lower rents and lower net non-cash items affecting rental income. Rental income includes non-cash straight line rent adjustments totaling $4,665 and $7,186 and net amortization of approximately $(2,340) and $(910) of above and below market lease adjustments for the years ended December 31, 2013 and 2012, respectively.

        Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased principally because of increases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

All other operations:(1)

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$17,577	$17,756	$(179)	(1.0)%

Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	32,657	31,517	1,140	3.6%
Acquisition related costs	3,378	9,394	(6,016)	(64.0)%
Impairment of assets	1,304	—	1,304	100.0%

Total expenses	41,131	44,703	(3,572)	(8.0)%

Operating loss	(23,554)	(26,947)	3,393	12.6%
Interest and other income	711	1,117	(406)	(36.3)%
Interest expense	(73,635)	(66,686)	(6,949)	(10.4)%
Loss on early extinguishment of debt	(797)	(6,349)	5,552	87.4%
Equity in earnings of an investee	334	316	18	5.7%

Loss before income tax expense	(96,941)	(98,549)	1,608	1.6%
Income tax expense	(600)	(375)	(225)	(60.0)%

Net loss	$(97,541)	$(98,924)	$1,383	1.4%

(1)
All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

        Rental income.    Rental income includes non-cash straight line rent adjustments totaling approximately $1,129 and $1,459 for the years ended December 31, 2013 and 2012, respectively. Rental income also includes amortization of approximately $221 of acquired real estate leases and obligations for the years ended December 31, 2013 and 2012.

        Depreciation expense.    Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding since January 1, 2012 and we generally depreciate our long lived wellness center assets on a straight line basis.

        General and administrative expense.    General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company. General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $652,481 since January 1, 2012, partially offset by the sale of one senior living community and two rehabilitation hospitals in 2013 for $92,550 and the sale of one MOB (one building) in July 2012 for approximately $1,100.

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2013 and 2012. Acquisition related costs decreased as a result of reduced acquisition activity and dollar amount of acquisitions in 2013 versus 2012 as well as licensing and other regulatory costs related to the senior living communities formerly leased to Sunrise that were transferred to our TRS in September, October and November 2012.

        Interest and other income.    The decrease in interest and other income is primarily due to the elimination of interest received from our $80,000 bridge loan with Five Star, or the Bridge Loan, that was repaid in April 2012. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility, reduced interest expense because of our redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes and the prepayment of four mortgage loans encumbering four of our wellness centers for $10,377 with a weighted average interest rate of 6.1%. Our weighted average balance outstanding and interest rate under our revolving credit facility was $70,912 and 1.6%, and $163,161 and 1.8%, for the years ended December 31, 2013 and 2012, respectively.

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

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011:

Triple net senior living communities:

	All Properties		Comparable Properties(1)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2012	2011	2012	2011
Total properties(2)	223	229	223	223
# of units / beds(2)	24,894	26,719	26,176	26,176
Tenant operating data:(3)
Occupancy	85.6%	85.0%	85.3%	85.1%
Rent coverage	1.40x%	1.46x%	1.41x	1.47x

(1)
Consists of triple net senior living communities we have owned continuously since January 1, 2011.

(2)
The change in total properties and number of units / beds for All Properties reflects the transfer of ten communities previously triple net leased to Sunrise to our managed senior living communities segment (three communities were transferred on September 1, 2012, five communities were transferred on October 1, 2012, and two communities were transferred on November 1, 2012), partially offset by additional triple net leased properties we acquired since January 1, 2011.

(3)
All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2012 and 2011 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple-net lease tenants' operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us. We have not independently verified our tenants' operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$246,948	$242,652	$4,296	1.8%

Net operating income (NOI)	246,948	242,652	4,296	1.8%
Depreciation expense	(68,419)	(68,429)	10	0.0%
Impairment of assets	—	(1,028)	1,028	100.0%

Operating income	178,529	173,195	5,334	3.1%
Interest expense	(35,530)	(41,510)	5,980	14.4%
Gain on lease terminations	375	—	375	100.0%
Gain on sale of properties	—	21,236	(21,236)	(100.0)%

Net income	$143,374	$152,921	$(9,547)	(6.2)%

        Except as noted below under "Rental income", we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

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

        Net operating income.    NOI increased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased slightly as a result of our acquisition of ten communities since January 1, 2011 and our purchase of improvements made to our properties which are leased by Five Star since January 1, 2011, largely offset by the sale of five properties during the second quarter of 2011.

        Impairment of assets.    During 2011, we recorded an impairment of assets charge of $1,028 related to one property to reduce the carrying value of this property to its estimated sale price less costs to sell.

        Interest expense.    Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties. The decrease in interest expense is the result of the repayment of 17 mortgage loans in the second quarter of 2012 that had a total principal balance of $33,381 and a weighted average interest rate of 6.89%, the prepayment of $199,197 of our FNMA secured term loan in August 2012 that had an interest rate of 6.4%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by the assumption of $11,458 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second quarter of that year, and the assumption of $6,876 of mortgage debt in connection with certain of our 2012 acquisitions occurring in the third quarter.

        Gain on lease terminations.    Gain on lease terminations is a result of our May 2012 agreement with Sunrise for early terminations of leases for the ten communities previously triple net leased to Sunrise; the leases for all of the senior living communities formerly leased to Sunrise were terminated prior to December 31, 2012, and resulted in a net gain on lease terminations of approximately $375.

        Gain on sale of properties.    During the second quarter of 2011, we sold five senior living communities and recognized a gain on sale of properties of approximately $21,236.

Managed senior living communities:

	All Properties
	As of the Year Ended December 31,
	2012	2011
Total properties	39	22
# of units / beds	6,607	3,323
Occupancy	85.5%	84.2%
Average monthly rate	$4,027	$3,536

Managed senior living communities, all properties:

	Year Ended December 31,
	2012	2011	Change	% Change
Residents fees and services	$184,031	$27,851	$156,180	560.8%
Property operating expenses	(138,819)	(21,639)	(117,180)	541.5%

Net operating income (NOI)	45,212	6,212	39,000	627.8%
Depreciation expense	(19,437)	(2,591)	(16,846)	(650.2)%

Operating income	25,775	3,621	22,154	611.8%
Interest expense	(11,769)	(2,352)	(9,417)	(400.4)%

Net income	$14,006	$1,269	$12,737	1003.7%

        We have not included a discussion and analysis of the results of our comparable properties data for the managed senior living communities segment as we have not owned any of the properties within this segment continuously since January 1, 2011.

        Residents fees and services.    Residents fees and services are the revenues earned at our 29 managed senior living communities that we acquired for approximately $743,877 since June 2011 and the revenues earned at the ten communities that were formerly leased to Sunrise and transferred to our managed senior living communities segment in September, October and November 2012. We recognize these revenues as services are provided.

        Property operating expenses.    Property operating expenses include expenses incurred at our 29 managed senior living communities, which are leased to our TRSs and which we acquired since June 2011, and expenses incurred at the ten communities formerly leased to Sunrise and transferred to our managed senior living communities segment in September, October and November 2012. The beginning of our managed senior living communities operations in June 2011, and the increase in the number of our managed senior living communities since that time, are the primary causes for the increase in property operating expenses year over year for the period. Property operating expenses consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.

        Net operating income.    NOI increased because of the changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for managed senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased as a result of our acquisition of 29 managed senior living communities, which are leased to our TRSs and which we acquired since June 2011, and the ten communities that were formerly leased to Sunrise being transferred to our managed senior living communities segment in September, October and November 2012.

        Interest expense.    Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties. The increase in interest expense is the result of the assumption of $192,573 of mortgage debt in connection with certain of our 2011 acquisitions occurring in the second, third and fourth quarter of that year, and the assumption of $41,814 of mortgage debt in connection with certain of our 2012 acquisitions occurring in the second and third quarter of that year, partially offset by the repayment of one mortgage loan in February 2012 that had a principal balance of approximately $12,386 and an interest rate of 6.03% as well as the regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties(1)		Comparable Properties(1)(2)
	As of the Year Ended December 31,		As of the Year Ended December 31,
	2012	2011	2012	2011
Total properties	90	78	60	60
Total buildings	113	99	73	73
Total square feet(3)	7,619	6,658	4,624	4,624
Occupancy(4)	92.7%	95.9%	92.0%	96.7%

(1)
Excludes properties classified in discontinued operations.

(2)
Consists of MOBs we have owned continuously since January 1, 2011.

(3)
Prior periods exclude space remeasurements made during the periods presented.

(4)
MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$186,065	$151,823	$34,242	22.6%
Property operating expenses	(58,877)	(43,761)	(15,116)	(34.5)%

Net operating income (NOI)	127,188	108,062	19,126	17.7%
Depreciation expense	(47,394)	(36,147)	(11,247)	(31.1)%
Impairment of assets	(3,071)	(962)	(2,109)	(219.2)%

Operating income	76,723	70,953	5,770	8.1%
Interest expense	(3,255)	(996)	(2,259)	(226.8)%

Income from continuing operations	73,468	69,957	3,511	5.0%
Discontinued operations:
Income from discontinued operations	4,061	4,113	(52)	(1.3)%
(Loss) gain on sale of properties	(101)	79	(180)	227.8%

Net income	$77,428	$74,149	$3,279	4.4%

        Rental income.    Rental income increased because of rents from 30 MOBs (39 buildings) we acquired for approximately $562,090 since January 1, 2011, partially offset by the sale of two MOBs (two buildings) for approximately $835 during the second quarter of 2011 and the sale of one MOB (one building) for approximately $1,100 in July 2012. Rental income includes non-cash straight line rent adjustments totaling $8,361 and $7,937 and net amortization of approximately $(1,471) and $218 of above and below market lease adjustments for the years ended December 31, 2012 and 2011, respectively.

        Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs (two buildings) during the second quarter of 2011 and the sale of one MOB (one building) in July 2012.

        Net operating income.    NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in "Non-GAAP Financial Measures".

        Depreciation expense.    Depreciation expense increased because of our MOB acquisitions since January 1, 2011, partially offset by the sale of two MOBs (two buildings) during the second quarter of 2011 and the sale of one MOB (one building) in July 2012.

        Impairment of assets.    During 2012, we recorded an impairment of assets charge of $3,071 related to one property to reduce the carrying value of this property to its estimated fair value. During 2011, we recorded an impairment of assets charge of $962 related to three properties to reduce the carrying value of these properties to their estimated sales prices less costs to sell.

        Interest expense.    Interest expense for our MOBs arises from mortgage debt secured by certain of these properties. The change in interest expense is the result of our assumption of $13,286 of mortgage debt in connection with our acquisition of one MOB (one building) in July 2011 and one MOB (one building) in November 2011 and our assumption of $73,103 of mortgage debt in connection with our acquisition of three MOBs (three buildings) in June, September and December 2012, partially offset by the repayment of one mortgage loan in April 2012 that had a principal balance of approximately $2,330 and an interest rate of 6.73%, the repayment of one mortgage loan in October 2012 that had a principal balance of $4,152 and an interest rate of 6.50% and the regularly scheduled amortization of our mortgage debt.

        Income from discontinued operations.    Income from discontinued operations relates to the four MOBs (seven buildings) classified as held for sale.

        (Loss) gain on sale of properties.    In July 2012, we sold one MOB (one building) and recorded a loss on sale of properties of approximately $101. During the second quarter of 2011, we sold two MOBs (two buildings) and recognized a gain on sale of properties of approximately $79.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2011):

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$133,859	$134,737	$(878)	(0.7)%
Property operating expenses	(35,733)	(36,508)	775	2.1%

Net operating income (NOI)	98,126	98,229	(103)	(0.1)%
Depreciation expense	(33,225)	(31,580)	(1,645)	(5.2)%

Operating income	64,901	66,649	(1,748)	(2.6)%
Interest expense	(682)	(834)	152	18.2%

Net income	$64,219	$65,815	$(1,596)	(2.4)%

        Rental income.    Rental income decreased as a result of a reduction in same store occupancy from 96.7% at December 31, 2011 to 92.0% at December 31, 2012, mainly caused by two MOBs (two buildings) that became vacant in 2012. Rental income includes non-cash straight line rent adjustments totaling $4,834 and $6,605 and amortization of approximately $1,823 and $1,008 of acquired real estate leases and obligations for the years ended December 31, 2012 and 2011, respectively.

        Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses decreased principally because of decreases in utility expenses, partially offset by higher real estate taxes.

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

All other operations:(1)

	Year Ended December 31,
	2012	2011	Change	% Change
Rental income	$17,756	$17,705	$51	0.3%

Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	31,517	26,041	5,476	21.0%
Acquisition related costs	9,394	12,239	(2,845)	(23.2)%

Total expenses	44,703	42,072	2,631	6.3%

Operating loss	(26,947)	(24,367)	(2,580)	(10.6)%
Interest and other income	1,117	1,451	(334)	(23.0)%
Interest expense	(66,686)	(53,404)	(13,282)	(24.9)%
Loss on early extinguishment of debt	(6,349)	(427)	(5,922)	(1386.9)%

Loss before income tax expense and equity in earnings of an investee	(98,865)	(76,747)	(22,118)	(28.8)%
Income tax expense	(375)	(312)	(63)	(20.2)%
Equity in earnings (losses) of an investee	316	139	177	(127.3)%

Net loss	$(98,924)	$(76,920)	$(22,004)	(28.6)%

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

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2012 and 2011. Acquisition related costs decreased as a result of reduced acquisition activity and dollar amount of acquisitions in 2012 versus 2011, partially offset by licensing and other regulatory costs related to the senior living communities formerly leased to Sunrise that were transferred to our TRS in September, October and November 2012.

        Interest and other income.    The decrease in interest and other income is primarily due to the elimination of interest received from our Bridge Loan with Five Star that was repaid in April 2012. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of CWH that we own.

        Interest expense.    Interest expense increased because of our issuance of $250,000 of unsecured senior notes with an interest rate of 4.30% in January 2011, our issuance of $300,000 of unsecured senior notes with an interest rate of 6.75% in December 2011, our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012 and greater amounts outstanding under our revolving credit facility at slightly higher weighted average interest rates, partially offset by reduced interest expense due to the redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes. Our weighted average balance outstanding and interest rate under our revolving credit facility was $163,161 and 1.8%, and $40,486 and 1.7%, for the years ended December 31, 2012 and 2011, respectively.

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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

        We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2013, 2012 and 2011. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our consolidated statements of income and comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, loss on early extinguishment of debt, gain on lease terminations and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement, if any, and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

        Our calculations of FFO and Normalized FFO for the years ended December 31, 2013, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	For the Year Ended December 31,
	2013	2012	2011
Net income	$151,164	$135,884	$151,419
Depreciation expense from continuing operations	153,026	139,042	110,959
Depreciation expense from discontinued operations	799	2,414	2,306
(Gain) loss on sale of properties(1)	(37,392)	101	(21,315)
Impairment of assets from continuing operations(2)	7,989	3,071	1,990
Impairment of assets from discontinued operations(3)	37,610	—	—

FFO	313,196	280,512	245,359
Acquisition related costs	3,378	9,394	12,239
Loss on early extinguishment of debt(4)	797	6,349	427
Gain on lease terminations(5)	—	(375)	—

Normalized FFO	$317,371	$295,880	$258,025

Weighted average shares outstanding	187,251	169,176	149,577

FFO per share	$1.67	$1.66	$1.64

Normalized FFO per share	$1.69	$1.75	$1.73

Net income per share	$0.81	$0.80	$1.01

Distributions declared per share	$1.56	$1.54	$1.50

(1)
During 2013, we sold two rehabilitation hospitals and one senior living community for total sales prices of approximately $92,550 and recognized a gain on sale of approximately $37,392. During 2012, we sold one MOB for approximately $1,100 and recognized a loss on sale of approximately $101. During 2011, we sold seven properties for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315.

(2)
During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties to their estimated sale price less costs to sell. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell. During 2011, we recorded an impairment of assets charge of $1,990 to reduce the carrying value of four of our properties to their estimated fair value or sales price less costs to sell.

(3)
During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell, which are included in discontinued operations.

(4)
In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with amending our revolving credit facility. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees. In 2011, we recorded a loss on early extinguishment of debt of approximately $427 in connection with replacing our revolving credit facility.

(5)
In May 2012, we entered an agreement with Sunrise for early terminations of leases for the ten communities which were formerly leased to Sunrise and which were previously scheduled to terminate on December 31, 2013; the leases for all of the ten communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375.

Property Net Operating Income (NOI)

        We calculate NOI as shown below. We define NOI as income from our real estate less our property operating expenses. NOI excludes capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations.

        The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under

GAAP reported in our consolidated financial statements, for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended December 31,
Reconciliation of NOI to Net Income:	2013	2012	2011
Triple net senior living communities NOI	$237,209	$246,948	$242,652
Managed senior living communities NOI	68,347	45,212	6,212
MOB NOI	138,427	127,188	108,062
All other operations NOI	17,577	17,756	17,705

Total NOI	461,560	437,104	374,631
Depreciation expense	(153,026)	(139,042)	(110,959)
General and administrative expense	(32,657)	(31,517)	(26,041)
Acquisition related costs	(3,378)	(9,394)	(12,239)
Impairment of assets(1)	(7,989)	(3,071)	(1,990)

Operating income	264,510	254,080	223,402
Interest and other income	711	1,117	1,451
Interest expense	(117,819)	(117,240)	(98,262)
Loss on early extinguishment of debt(2)	(797)	(6,349)	(427)
Gain on lease terminations(3)	—	375	—

Income before income tax expense and equity in earnings of an investee	146,605	131,983	126,164
Income tax expense	(600)	(375)	(312)
Equity in earnings of an investee	334	316	139

Income from continuing operations	146,339	131,924	125,991
Income from discontinued operations	5,043	4,061	4,113
Loss on impairment from discontinued operations(4)	(37,610)	—	—

Income before gain (loss) on sale of properties	113,772	135,985	130,104
Gain (loss) on sale of properties(5)	37,392	(101)	21,315

Net income	$151,164	$135,884	$151,419

(1)
During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties to their estimated sale price less costs to sell. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell. During 2011, we recorded an impairment of assets charge of $1,990 to reduce the carrying value of four of our properties to their estimated fair value or sales price less costs to sell.

(2)
In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with amending our revolving credit facility. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees. In 2011, we recorded a loss on early extinguishment of debt of approximately $427 in connection with replacing our revolving credit facility.

(3)
In May 2012, we entered an agreement with Sunrise for early terminations of leases for the ten communities which were formerly leased to Sunrise and which were previously scheduled to terminate on December 31, 2013; the leases for all of the ten communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375.

(4)
During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell which are included in discontinued operations.

(5)
During 2013, we sold two rehabilitation hospitals and one senior living community for total sales prices of approximately $92,550 and recognized a gain on sale of approximately $37,392. During 2012, we sold one MOB (one building) for approximately $1,100 and recognized a loss on sale of approximately $101. During 2011, we sold seven properties (seven buildings) for total sales prices of approximately $39,460 and recognized a gain on sale of approximately $21,315. During 2010, we sold four properties (four buildings) for total sales prices of approximately $1,450 and recognized a gain on sale of approximately $109.

LIQUIDITY AND CAPITAL RESOURCES

        Rental income revenues and residents fees and services revenues from our leased and managed properties and borrowings under our revolving credit facility are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders. We believe that these sources and our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or improve the occupancy of, and the current rental rates at, our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

        We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. During the years ended December 31, 2013 and 2012, we generated $306.6 million and $283.3 million, respectively, of cash from operations. The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

        As of December 31, 2013, we had $39.2 million of cash and cash equivalents and $650.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of December 31, 2013. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.43%. The weighted average interest rate for borrowings under our revolving credit facility was 1.56% for the year ended December 31, 2013. As of December 31, 2013 and February 28, 2014, we had $100.0 million and $170 million, respectively, outstanding under our revolving credit facility.

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

        During the year ended December 31, 2013, we acquired 12 properties (13 buildings) located in seven states for an aggregate purchase price of approximately $202.8 million, excluding closing costs. At the times of these acquisitions, these properties generated property NOI which yielded approximately 8.1% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses. For more information about these acquisitions, see Note 3 to our Consolidated Financial Statements appearing in Item 15 below.

        In February 2014, we entered into an agreement to acquire one MOB (two buildings) for approximately $1.1 billion, excluding closing costs. This MOB is located in Massachusetts and includes 1,651,037 gross square feet. The property is a newly developed facility certified by the U.S. Green Building Council as a leadership in energy and environmental design, or LEED®, gold. This property is located in the Seaport Innovation district of Boston and it is principally leased to Vertex Pharmaceuticals, Inc. for a term of approximately 15 years. The closing of this acquisition is contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

        In January 2014, we sold one senior living community located in Texas with 36 assisted living units for approximately $2.4 million.

        During the year ended December 31, 2013, pursuant to the terms of our existing leases with Five Star, we purchased $27.2 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.2 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

        During the years ended December 31, 2013 and 2012, cash expenditures made and capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
MOB tenant improvements(1)(2)	$3,323	$3,942
MOB leasing costs(1)(3)	3,877	2,400
MOB building improvements(1)(4)	5,678	4,275
Managed senior living communities capital improvements	10,820	6,142
Development, redevelopment and other activities(5)	13,300	5,030

Total capital expenditures	$36,998	$21,789

(1)
Excludes expenditures at properties classified in discontinued operations.

(2)
MOB tenant improvements generally include capital expenditures to improve tenants' space or amounts paid directly to tenants to improve their space.

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

        During the year ended December 31, 2013, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	234	537	771
Total leasing costs and concession commitments(1)	$7,099	$4,167	$11,266
Total leasing costs and concession commitments per square foot(1)	$30.34	$7.76	$14.61
Weighted average lease term (years)(2)	7.3	4.4	5.1
Total leasing costs and concession commitments per square foot per year(1)	$4.16	$1.76	$2.87

(1)
Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)
Weighted based on annualized rental income pursuant to existing leases as of December 31, 2013, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

        As of December 31, 2013, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$1,881,629	$47,678	$503,080	$179,349	$1,151,522
Capital Lease Obligations	13,314	544	1,304	1,634	9,832
Ground Lease Obligations	2,137	173	346	176	1,442
Interest Expense Obligations(2)	1,020,514	113,306	194,964	153,756	558,488
Tenant Related Obligations(3)	9,024	8,021	—	—	1,003

Total	$2,926,618	$169,722	$699,694	$334,915	$1,722,287

(1)
At December 31, 2013, our term debt maturities were as follows: $36.1 million in 2014; $85.4 million in 2015; $408.7 million in 2016; $62.7 million in 2017; $109.4 million in 2018; $292.6 million in 2019; $200.0 million in 2020; $300.0 million in 2021; $4.5 million in 2022; $14.7 million in 2027; $3.4 million in 2033; $9.4 million in 2038; $350.0 million in 2042; and $4.7 million in 2043.

(2)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(3)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2013.

        In June 2013, we repaid mortgage notes for approximately $10.4 million that had maturity dates in 2013 with a weighted average interest rate of 6.1% encumbering four of our properties. In September 2013, we repaid a mortgage note for approximately $13.6 million that had a maturity date later in 2013 with an interest rate of 6.9% encumbering two of our properties.

        In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262.1 million, before expenses. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding acquisitions of properties.

        On January 3, 2014, we declared a quarterly distribution of $0.39 per common share, or $73.4 million, to our common shareholders of record on January 13, 2014 for the quarter ended December 31, 2013. This distribution was paid to shareholders on or about February 21, 2014, using cash on hand and borrowings under our revolving credit facility.

        Simultaneous with entering the agreement to acquire the MOB in Boston, MA, we received a term loan commitment for $800.0 million from Jefferies Finance, LLC and Wells Fargo Bank, N.A. We expect that the term loan will have an interest rate of LIBOR plus 140 basis points, will mature five years from closing and can be repaid in part or whole at any time without penalty. Prior to closing the acquisition of these buildings, the term loan is expected to be syndicated to a group of banks, and the term loan is expected to close simultaneous with the closing of this acquisition. The actual amount of the term loan may be reduced depending on our funding needs at the time of closing. The commitments which we received for the term loan are subject to various conditions, including mutually satisfactory documentation. There can be no assurance that all those conditions, some of which are beyond our control, will be satisfied, that the terms of the term loan described in the commitments will not change, or that the term loan will be available to us timely or at all. In certain circumstances, our failure to complete the purchase of this MOB, including by reason of our inability to finance the acquisition, will result in our forfeiture of a $50.0 million deposit. The unavailability of financing for the purchase of the buildings on favorable terms or any delay in obtaining this financing or in completing this purchase could prevent us from realizing the benefits that we expect from this purchase.

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

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our principal debt obligations at December 31, 2013 were: (1) outstanding borrowings under our $750.0 million unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250.0 million principal amount due 2016 at an annual interest rate of 4.30%, (b) $200.0 million principal amount due 2020 at an annual interest rate of 6.75%, (c) $300.0 million principal amount due 2021 at an annual interest rate of 6.75% and (d) $350.0 million principal amount due 2042 at an annual interest rate of 5.625%; and (3) $681.6 million aggregate principal amount of mortgages secured by 51 of our properties with maturity dates from 2014 to 2043. We also have two properties encumbered by capital leases totaling $13.3 million at December 31, 2013. We had $100.0 million outstanding under our unsecured revolving credit facility as of December 31, 2013. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of December 31, 2013, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

        None of our indenture and related supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable by us.

        Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts. Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts. Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star's largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; CWH, was our former parent and we have engaged in transactions with CWH from time to time, including our acquiring MOBs from CWH; and we, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements and former Bridge Loan with Five Star, our agreements with D&R Yonkers LLC and its owners, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

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

  •
  classification of leases.

        We allocate the consideration paid, generally cash, for our properties among land, building and improvements, identified intangible assets and liabilities, generally consisting of the value of above market and below market leases, the value of in place leases, the value of tenant relationships and the fair value of any assumed liabilities. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

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

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants' revenues should increase. Further, inflation may permit us to increase rents upon renewal or enter new leases above the previous rent amounts for the leased space. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants' or managers' operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants' or managers' operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

Impact of Government Reimbursement

        As of December 31, 2013, approximately 95% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 5% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements. We and our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs, hospitals and other similar facilities, state Medicaid programs for services in assisted living communities and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided under the caption "Business—Government Regulation and Reimbursement" in this Annual Report on Form 10-K. CMS has issued updated Medicare PPS rates for SNFs effective October 1, 2013, which CMS estimates will result in a net increase of approximately 1.3% in aggregate Medicare payments for SNFs. In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. As of December 31, 2013, 19 states have elected not to broaden Medicaid eligibility and six remain undecided; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and the payments to states for Medicaid programs on us.

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

        We cannot estimate the type and magnitude of the potential regulatory changes discussed above, but they may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants' costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

Seasonality

        Nursing home and assisted living operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our MOBs and wellness center business do not typically experience seasonality.

Impact of Climate Change

        The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its "ENERGY STAR" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its LEED® green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments or, in the longer term, would be passed through as higher charges paid by the patients, residents and other customers of our properties; however, increased costs incurred by our managers may affect their ability to pay us our minimum returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants or managers and their ability to pay rent or returns to us.

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

        At December 31, 2013, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	292,612	6.71%	19,634	2019	Monthly
Mortgages	87,928	5.924%	5,209	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	45,753	6.54%	2,992	2017	Monthly
Mortgages	36,145	5.83%	2,107	2014	Monthly
Mortgages	30,177	6.015%	1,815	2015	Monthly
Mortgages	12,773	5.66%	723	2015	Monthly
Mortgages	12,366	6.25%	773	2016	Monthly
Mortgages	12,093	6.25%	756	2015	Monthly
Mortgages	11,465	6.365%	730	2015	Monthly
Mortgages	11,245	6.15%	692	2017	Monthly
Mortgages	9,425	6.73%	634	2018	Monthly
Mortgages	9,353	5.95%	557	2038	Monthly
Mortgages	6,579	5.81%	382	2015	Monthly
Mortgages	6,363	5.97%	380	2016	Monthly
Mortgages	5,720	5.86%	335	2017	Monthly
Mortgages	5,020	5.65%	284	2015	Monthly
Mortgages	4,672	4.38%	204	2043	Monthly
Mortgages	4,502	5.810%	262	2015	Monthly
Mortgages	3,444	6.25%	215	2033	Monthly
Mortgages	3,007	7.31%	220	2022	Monthly
Mortgages	2,805	5.88%	165	2015	Monthly
Mortgages	1,482	7.85%	116	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually

	$1,781,629		$107,170

(1)
The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

        No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $17.8 million.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $27.4 million.

        Our unsecured senior notes and some of our mortgages contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        Our only current floating rate obligations are under our $750.0 million unsecured revolving credit facility and we had $100.0 million of borrowings outstanding as of December 31, 2013 under that credit facility. Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2013 (dollars in thousands).

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2013	1.56%	$100,000	$1,560	$0.01
100 basis point increase	2.56%	$100,000	$2,560	$0.01

(1)
Weighted based on the outstanding borrowings as of December 31, 2013.

(2)
Based on weighted average number of shares outstanding for the year ended December 31, 2013.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2013 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At December 31, 2013	1.56%	$750,000	$11,700	$0.06
100 basis point increase	2.56%	$750,000	$19,200	$0.10

(1)
Weighted based on the outstanding borrowings as of December 31, 2013.

(2)
Based on weighted average number of shares outstanding for the year ended December 31, 2013.

        The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt. In addition, the foregoing table does not reflect interest expense relating to the term loan, if any, which we may incur pursuant to the $800.0 million commitment that we obtained in connection with our agreement to acquire one MOB (two buildings) in Massachusetts, as described elsewhere in this Annual Report on Form 10-K. We expect that term loan, if we incur it, to bear interest at LIBOR plus a premium.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 framework). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of RMR under our 2012 Equity Compensation Plan, or our Share Award Plan. In addition, each of our Trustees receives 2,000 shares per year as part of his annual compensation for serving as a Trustee and such shares are awarded under this plan. The terms of grants made under our Share Award Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under our equity compensation plan excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	None.	None.	2,819,433	(1)
Equity compensation plan not approved by security holders	None.	None.	None.
Total	None.	None.	2,819,433	(1)

(1)
Pursuant to the terms of our Share Award Plan, in no event shall the number of shares issued under our plan exceed 3,000,000; 2,819,433 represents the total shares available under our plan on December 31, 2013. Since the Share Award Plan was established, 180,567 share awards have been granted.

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

(b)
Exhibits

Exhibit Number	Description
2.1	Real Estate Purchase and Sale Agreement, dated as of February 10, 2014, between Fifty Northern Avenue LLC and Eleven Fan Pier Boulevard LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at 50 Northern Avenue and 11 Fan Pier Boulevard, Boston, MA) (incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2014.)
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company's Registration Statement on Form 8-A dated March 18, 2004, File Number 001-15319.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Number 001-15319.)
3.5	Amended and Restated Bylaws of the Company, adopted February 14, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 29, 2012.)

Exhibit Number	Description
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 2013.)
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
4.7
Rights Agreement, dated as of March 10, 2004, between the Company and EquiServe Trust Company, N.A. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2004, File Number 001-15319.)
4.8
Appointment of Successor Rights Agent, dated as of December 13, 2004, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2004, File Number 001-15319.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 2013.)
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

Exhibit Number	Description
10.5	1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.6	Amendment to the 1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-15319.)
10.7	2003 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-15319.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.9	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2012.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.11	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 17, 2012.)
10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2013.)
10.13
Transaction Agreement, dated September 21, 1999, between HRPT Properties Trust (now known as CommonWealth REIT) and the Company. (Incorporated by reference to CommonWealth REIT's Current Report on Form 8-K dated October 12, 1999, File Number 001-15319.)
10.14
First Amendment to Transaction Agreement, dated as of May 5, 2008, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2008, File Number 001-15319.)
10.15
Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2001, File Number 001-15319.)
10.16
Credit Agreement, dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.17
First Amendment to Credit Agreement, dated as of September 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 4, 2013.)
10.18
Master Credit Facility Agreement, dated as of August 4, 2009, between SNH FM Financing LLC and Citibank, N.A., and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.19	Amendment No. 1 to Master Credit Facility Agreement, dated as of February 1, 2010 and executed on or about May 27, 2010, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust and Ellicott City Land I, LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.20
Amendment No. 2 to Master Credit Facility Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, Citibank, N.A. and Fannie Mae, and acknowledged and agreed to by SNH FM Financing Trust, Ellicott City Land I, LLC and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.21
Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.22
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
10.24
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
10.26
Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.27
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

Exhibit Number	Description
10.29	Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.30
Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.31
Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.32
Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)
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
10.36
Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)
10.37
Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
10.38
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

Exhibit Number	Description
10.39	Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.40
Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 19, 2013.)
10.41
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
10.42
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
10.44
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
10.46
Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.47
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

Exhibit Number	Description
10.48	Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.49
Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.50
Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.51
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
10.52
Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.53
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
10.54
Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.55
Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.56
Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

Exhibit Number	Description
10.57	Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2011.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-15319.)
99.2
Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-15319.)
99.3
Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 27, 2011.)
99.4
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
99.6
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

Exhibit Number	Description
99.9	Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
99.10
Representative form of Management Agreement for independent living communities, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
99.11
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
99.13
Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Senior Housing Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Senior Housing Properties Trust and our report dated March 3, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2014

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$623,756	$599,313
Buildings, improvements and equipment	4,639,869	4,420,302

	5,263,625	5,019,615
Less accumulated depreciation	840,760	714,687

	4,422,865	4,304,928
Cash and cash equivalents	39,233	42,382
Restricted cash	12,514	9,432
Investments in available for sale securities	29,078	25,177
Deferred financing fees, net	27,975	29,410
Due from affiliate	19,618	18,331
Acquired real estate leases and other intangible assets, net	103,494	113,986
Other assets	109,889	204,356

Total assets	$4,764,666	$4,748,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$100,000	$190,000
Senior unsecured notes, net of discount	1,093,337	1,092,053
Secured debt and capital leases	699,427	724,477
Accrued interest	15,839	15,757
Due to affiliate	11,876	11,527
Assumed real estate lease obligations, net	12,528	13,482
Other liabilities	54,670	54,138

Total liabilities	1,987,677	2,101,434

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 188,167,643 and 176,553,600 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,881	1,765
Additional paid in capital	3,497,590	3,233,354
Cumulative net income	1,194,985	1,043,821
Cumulative other comprehensive income	8,412	4,562
Cumulative distributions	(1,925,879)	(1,636,934)

Total shareholders' equity	2,776,989	2,646,568

Total liabilities and shareholders' equity	$4,764,666	$4,748,002

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$459,380	$450,769	$412,180
Residents fees and services	302,058	184,031	27,851

Total revenues	761,438	634,800	440,031
Expenses:
Property operating expenses	299,878	197,696	65,400
Depreciation	153,026	139,042	110,959
General and administrative	32,657	31,517	26,041
Acquisition related costs	3,378	9,394	12,239
Impairment of assets	7,989	3,071	1,990

Total expenses	496,928	380,720	216,629

Operating income	264,510	254,080	223,402
Interest and other income	711	1,117	1,451
Interest expense	(117,819)	(117,240)	(98,262)
Loss on early extinguishment of debt	(797)	(6,349)	(427)
Gain on lease terminations	—	375	—

Income from continuing operations before income tax expense and equity in earnings of an investee	146,605	131,983	126,164
Income tax expense	(600)	(375)	(312)
Equity in earnings of an investee	334	316	139

Income from continuing operations	146,339	131,924	125,991
Discontinued operations:
Income from discontinued operations	5,043	4,061	4,113
Loss on asset impairment from discontinued operations	(37,610)	—	—

Income before gain (loss) on sale of properties	113,772	135,985	130,104
Gain (loss) on sale of properties	37,392	(101)	21,315

Net income	151,164	135,884	151,419
Other comprehensive income:
Change in net unrealized gain / loss on investments	3,901	8,312	(17,383)
Share of comprehensive (loss) income of an investee	(51)	22	75

Comprehensive income	$155,014	$144,218	$134,111

Weighted average shares outstanding	187,251	169,176	149,577

Net income per share:
Income from continuing operations per share	$0.98	$0.78	$0.98
(Loss) income from discontinued operations per share	(0.17)	0.02	0.03

Net income per share	$0.81	$0.80	$1.01

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

	Number of Shares	Common Shares	Additional Paid-in Capital	Cumulative Net Income	Cumulative Distributions	Unrealized Gain (Loss) on Investments	Totals
Balance at December 31, 2010:	141,854,657	$1,418	$2,510,373	$756,518	$(1,153,868)	$13,536	$2,127,977
Comprehensive income	—	—	—	151,419	—	(17,308)	134,111
Distributions	—	—	—	—	(223,529)	—	(223,529)
Issuance of shares	20,700,000	207	432,026	—	—	—	432,233
Share grants	91,389	1	1,813	—	—	—	1,814

Balance at December 31, 2011:	162,646,046	$1,626	$2,944,212	$907,937	$(1,377,397)	$(3,772)	$2,472,606
Comprehensive income	—	—	—	135,884	—	8,334	144,218
Distributions	—	—	—	—	(259,537)	—	(259,537)
Issuance of shares	13,800,000	138	286,914	—	—	—	287,052
Share grants	107,554	1	2,228	—	—	—	2,229

Balance at December 31, 2012:	176,553,600	$1,765	$3,233,354	$1,043,821	$(1,636,934)	$4,562	$2,646,568
Comprehensive income	—	—	—	151,164	—	3,850	155,014
Distributions	—	—	—	—	(288,945)	—	(288,945)
Issuance of shares	11,500,000	115	261,698	—	—	—	261,813
Share grants	114,043	1	2,538	—	—	—	2,539

Balance at December 31, 2013:	188,167,643	$1,881	$3,497,590	$1,194,985	$(1,925,879)	$8,412	$2,776,989

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$151,164	$135,884	$151,419
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	153,825	141,456	113,265
Net amortization of debt discounts, premiums and deferred financing fees	6,042	5,327	5,067
Straight line rental income	(7,080)	(13,849)	(11,457)
Amortization of acquired real estate leases and other intangible assets	3,656	1,597	(93)
Loss on early extinguishment of debt	797	6,349	427
Impairment of assets	45,599	3,071	1,990
Gain on lease terminations	—	(375)	—
(Gain) loss on sale of properties	(37,392)	101	(21,315)
Equity in (earnings) losses of an investee	(334)	(316)	(139)
Change in assets and liabilities:
Restricted cash	(3,082)	(2,304)	(2,134)
Other assets	(11,051)	991	(7,341)
Accrued interest	82	(6,524)	7,288
Other liabilities	4,477	11,894	17,259

Cash provided by operating activities	306,703	283,302	254,236

Cash flows from investing activities:
Real estate acquisitions and deposits	(193,303)	(316,769)	(797,113)
Real estate improvements	(52,270)	(50,131)	(39,309)
Loan receivable	—	—	(80,000)
Principal payments on loan receivable	—	38,000	42,000
Investment in Five Star Quality Care, Inc.	—	—	(5,000)
Proceeds from sale of properties	92,550	1,041	38,663

Cash used for investing activities	(153,023)	(327,859)	(840,759)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	261,813	287,052	432,233
Proceeds from issuance of unsecured senior notes, net of discount	—	350,000	541,984
Proceeds from borrowings on revolving credit facility	275,000	669,000	690,000
Repayments of borrowings on revolving credit facility	(365,000)	(479,000)	(818,000)
Redemption of senior notes	—	(225,000)	—
Repayment of other debt	(36,371)	(266,528)	(9,711)
Payment of deferred financing fees	(3,326)	(12,608)	(13,760)
Distributions to shareholders	(288,945)	(259,537)	(223,529)

Cash (used for) provided by financing activities	(156,829)	63,379	599,217

(Decrease) increase in cash and cash equivalents	(3,149)	18,822	12,694
Cash and cash equivalents at beginning of period	42,382	23,560	10,866

Cash and cash equivalents at end of period	$39,233	$42,382	$23,560

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$111,695	$118,437	$85,907
Income taxes paid	600	389	264
NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	(12,266)	(121,793)	(217,317)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	12,266	121,793	217,317
Issuance of common shares	2,541	2,229	1,814

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2013, we owned 375 properties (401 buildings) located in 40 states and Washington, D.C.

Note 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION.    Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or SNH, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

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

We allocate the consideration paid, generally cash, for our properties among land, building and improvements, identified intangible assets and liabilities, generally consisting of the value of above market and below market leases, the value of in place leases, the value of tenant relationships and the fair value of any assumed liabilities. Purchase price allocations and the determination of useful lives are based on our estimates and, under some circumstances studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

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

RESTRICTED CASH.    Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and security deposits for tenants of our managed senior living communities.

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.    We own 250,000 common shares, or 0.2% at December 31, 2013, of CommonWealth REIT, or CWH. We also own 4,235,000 common shares, or 8.7% at December 31, 2013, of Five Star Quality Care, Inc., or Five Star. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Cumulative other comprehensive income shown in our consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the market value of these shares of CWH and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($26.00 and $3.36 per share, respectively) and on December 31, 2013 ($23.31 and $5.49 per share, respectively). At December 31, 2013 and 2012, our investment in CWH had a fair value of $5,828 and $3,960, respectively, including an unrealized loss of $673 and $2,540, respectively. At December 31, 2013 and 2012, our investment in Five Star had a fair value of $23,250 and $21,217, respectively, including an unrealized gain of $9,036 and $7,003, respectively.

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

DEFERRED FINANCING FEES.    We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2013, we capitalized $3,326 of issuance costs, including $3,078 related to the amendment of our revolving credit facility in September 2013 and $248 related to our assumption of a mortgage loan during 2013. During 2012, we capitalized $12,608 of issuance costs, including $11,439 related to our $350,000 senior notes issued in July 2012, $1,125 related to our assumption of mortgage loans during 2012 and $44 related to our $300,000 senior notes issued in December 2011. During 2011, we capitalized $13,760 of issuance costs, including $6,723 related to refinancing our revolving credit facility in June 2011, $2,540 related to our assumption of mortgage loans during 2011, $2,487 related to our $300,000 senior notes issued in December 2011, $1,973 related to our $250,000 senior notes issued in January 2011 and $37 related to our $512,934 Federal National Mortgage Association, or FNMA, mortgage financing we closed in August 2009. During 2013, we wrote off $538 of unamortized deferred financing fees in connection with the amendment of our revolving credit facility in September 2013. During 2012, we wrote off $3,897 of unamortized deferred financing fees in connection with our prepayment of approximately $199,197 of the outstanding principal balance of our $512,934 FNMA mortgage financing we closed in August 2009. During 2011, we wrote off $427 of unamortized deferred financing fees in connection with the refinancing of our revolving credit facility. The unamortized gross balance of deferred financing fees and related accumulated amortization was $42,797 and $14,822, and $39,471 and $10,061 at December 31, 2013 and 2012, respectively. The weighted average amortization period is approximately 14.2 years. We expect that the amortization expense relating to the unamortized gross balance of deferred financing fees for the five years subsequent to December 31, 2013 will be $4,555 in 2014, $4,279 in 2015, $3,636 in 2016, $3,148 in 2017, $1,795 in 2018 and $10,562, thereafter.

DEFERRED LEASING COSTS.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets on our consolidated balance sheets. The unamortized gross balance of deferred leasing costs and related accumulated amortization was $10,542 and $2,687, and $6,917 and $1,793 at December 31, 2013 and 2012, respectively. The weighted average amortization period is approximately 6.8 years. We expect that the amortization expense for the five years subsequent to December 31, 2013 will be $1,516 in 2014, $1,386 in 2015, $1,197 in 2016, $930 in 2017, $804 in 2018 and $2,021, thereafter.

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

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION.    We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2013, 2012 and 2011, percentage rents earned aggregated $9,226, $10,859, and $11,313, respectively.

As of December 31, 2013, we own 44 senior living communities, including 34 communities that we acquired since June 2011 and the ten senior living communities formerly leased to Sunrise Senior Living, Inc., or Sunrise, that are managed by Five Star. We refer to these 44 communities as the managed senior living communities. We derive our revenues at these 44 managed senior living communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our managed senior living communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2013 and 2012.

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

INCOME TAXES.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease nearly all of our managed senior living communities to our wholly owned taxable REIT subsidiaries, or TRSs, that, unlike most of our subsidiaries, file separate tax returns and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.

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

SEGMENT REPORTING.    As of December 31, 2013, we have four operating segments, of which three are separately reportable operating segments. The first operating segment includes triple net senior living communities that provide short term and long term residential care and dining services for residents. The second operating segment includes managed senior living communities that provide short term and long term residential care and dining services for residents. The third operating segment includes properties where medical related activities occur but where residential overnight stays and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 2. Summary of Significant Accounting Policies (Continued)

dining services are not provided. Properties in this segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs. The fourth operating segment includes the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment.

RECLASSIFICATIONS.    We have made reclassifications to the prior years' financial statements to conform to the current year's presentation. These reclassifications had no effect on net income or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS.    In January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This update has not caused any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, excluding those classified as held for sale, at cost, consisted of land of $623,756, buildings and improvements of $4,423,517 and furniture, fixtures and equipment, or FF&E, of $216,352 as of December 31, 2013; and land of $599,313, buildings and improvements of $4,222,832 and FF&E of $197,470 as of December 31, 2012. Accumulated depreciation was $723,258 and $117,502 for buildings and improvements and FF&E, respectively, as of December 31, 2013; and $615,001 and $99,686 for buildings and improvements and FF&E, respectively, as of December 31, 2012.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2013, are $407,401 in 2014, $391,338 in 2015, $372,131 in 2016, $329,421 in 2017, $289,009 in 2018 and $1,687,867 thereafter.

See Note 10 for further information regarding our reportable operating segments.

Triple Net Senior Living Communities Acquisitions:

During 2013, we acquired one triple net senior living community with 150 living units for approximately $22,350, including the assumption of approximately $12,266 of mortgage debt and excluding closing costs. During 2012, we acquired four triple net senior living communities with a total of 511 living units

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

for total purchase prices of approximately $36,500, including the assumption of approximately $6,876 of mortgage debt and excluding closing costs. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Units/ Beds	Cash Paid plus Assumed Debt(1)	Land	Buildings and Improvements	FF&E	Intangible Assets	Assumed Debt	Premium on Assumed Debt
Triple Net Senior Living Communities Acquisitions during the year ended December 31, 2013:
January 2013(2)	WA	1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040

		1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040

Triple Net Senior Living Communities Acquisitions during the year ended December 31, 2012:
July 2012(3)	Various	4	511	$36,500	$4,100	$29,728	$1,400	$1,900	$6,876	$628

		4	511	$36,500	$4,100	$29,728	$1,400	$1,900	$6,876	$628

(1)
Cash paid plus assumed debt, if any, excludes closing costs.

(2)
We leased this property to a subsidiary of Stellar Senior Living, LLC, or Stellar, for an initial term expiring in 2028 for initial rent of approximately $1,732 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2016.

(3)
We leased these properties to subsidiaries of Stellar, for an initial term expiring in 2027 for initial rent of approximately $2,920 per year. Percentage rent, based on increases in gross revenues at these properties, will commence in 2014.

Managed Senior Living Communities Acquisitions:

During 2013, we acquired five managed senior living communities with a total of 374 living units for total purchase prices of approximately $62,999, excluding closing costs. During 2012, we acquired seven managed senior living communities with a total of 948 living units for total purchase prices of approximately $187,462, including the assumption of approximately $41,814 of mortgage debt and excluding closing costs. Subsidiaries of Five Star, which we refer to together with Five Star, collectively, in these notes to our consolidated financial statements as Five Star, manage these communities pursuant to long term management agreements. As of December 31, 2013, we own 44 managed senior living communities that are managed by Five Star. We use the TRS structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for nearly all of our

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

managed senior living communities, which we began acquiring in June 2011. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Units/ Beds	Cash Paid plus Assumed Debt(1)	Land	Buildings and Improvements	FF&E	Intangible Assets	Assumed Debt	Premium on Assumed Debt
Managed Senior Living Communities Acquisitions during the year ended December 31, 2013:
August 2013	GA	1	93	$22,030	$1,548	$18,666	$803	$1,013	$—	$—
October 2013	Various	3	213	29,004	2,242	23,861	612	2,289	—	—
November 2013	WI	1	68	11,965	1,365	9,628	199	773	—	—

		5	374	$62,999	$5,155	$52,155	$1,614	$4,075	$—	$—

Managed Senior Living Communities Acquisitions during the year ended December 31, 2012:
February 2012	AL	1	92	$11,300	$1,300	$9,071	$346	$583	$—	$—
May 2012	SC	1	59	8,059	1,092	6,405	200	362	4,789	—
July 2012	SC	1	232	37,273	3,898	30,670	943	1,762	—	—
August 2012	NY	1	310	99,000	8,460	87,492	3,069	2,726	31,187	2,747
August 2012	MO	1	87	11,280	260	10,852	530	330	5,838	692
December 2012	TN	1	90	11,550	800	10,000	322	428	—	—
December 2012	TX	1	78	9,000	1,440	6,879	246	435	—	—

		7	948	$187,462	$17,250	$161,369	$5,656	$6,626	$41,814	$3,439

(1)
Cash paid plus assumed debt, if any, excludes closing costs. The allocation of the purchase price of our 2013 acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The final amounts allocated to assets acquired and liabilities assumed could change significantly.

See Note 5 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities.

MOB Acquisitions:

During 2013, we acquired six MOBs (seven buildings) with a total of 385,171 square feet for total purchase prices of approximately $117,475, excluding closing costs. During 2012, we acquired 12 MOBs (13 buildings) with a total of 839,194 square feet for total purchase prices of approximately $225,695,

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

including the assumption of approximately $73,103 of mortgage debt and excluding closing costs. Details of these acquisitions are as follows:

Date	Location	Number of Properties	Square Feet	Cash Paid plus Assumed Debt(1)	Land	Buildings and Improvements	Acquired Real Estate Leases	Acquired Real Estate Lease Obligations	Assumed Debt	Premium on Assumed Debt
MOB Acquisitions during the year ended December 31, 2013:
February 2013	WA	1	144,900	$38,000	$5,639	$27,213	$6,736	$1,588	$—	$—
March 2013	MS	1	71,983	14,600	1,269	12,516	1,498	683	—	—
August 2013(2)	MA	1	105,462	49,500	4,559	44,941	—	—	—	—
December 2013	FL	3	62,826	15,375	2,432	11,165	1,778	—	—	—

		6	385,171	$117,475	$13,899	$95,835	$10,012	$2,271	$—	$—

MOB Acquisitions during the year ended December 31, 2012:
May 2012	GA	1	28,440	$8,600	$1,080	$6,138	$1,392	$10	$—	$—
May 2012	GA	1	111,538	23,100	3,500	13,179	6,421	—	—	—
June 2012	HI	1	204,429	70,495	11,200	55,618	4,306	629	52,000	—
June 2012	MD	1	92,180	18,250	1,900	12,858	3,570	78	—	—
July 2012	TX	1	63,082	16,850	990	13,887	1,973	—	—	—
July 2012	FL	1	52,858	7,750	1,620	5,341	789	—	—	—
September 2012	MA	1	33,600	16,400	1,443	14,153	1,812	—	11,462	1,008
November 2012	TN	1	33,796	9,200	1,528	6,590	1,132	50	—	—
December 2012	MN	1	76,637	15,100	2,774	9,276	4,087	183	9,641	854
December 2012	CO	1	62,418	16,400	1,437	11,777	3,196	10	—	—
December 2012	TX	2	80,216	23,550	3,116	16,439	4,006	11	—	—

		12	839,194	$225,695	$30,588	$165,256	$32,684	$971	$73,103	$1,862

(1)
Cash paid plus assumed debt, if any, excludes closing costs. The allocation of the purchase price of certain of our 2013 acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

(2)
This acquisition is accounted for as an asset purchase.

In February 2014, we entered into an agreement to acquire one MOB (two buildings) for approximately $1,125,420, excluding closing costs. The MOB is located in Massachusetts and includes 1,651,037 gross building square feet. The closing of this acquisition is contingent upon customary closing conditions; accordingly, we can provide no assurance that we will purchase this property, that the acquisition will not be delayed or that its terms will not change.

In May 2012, we entered into an operations transfer agreement, or the Operations Transfer Agreement, with Sunrise and Five Star related to the ten communities that we were then leasing to Sunrise, pursuant to which we and Sunrise accelerated the December 31, 2013 termination date of these Sunrise leases, and we began leasing the ten communities to our TRS. Five Star is managing the ten communities pursuant to long term management agreements. As a result of these lease terminations, we recorded a gain on lease terminations of approximately $375 during the year ended December 31, 2012. Pursuant to the Operations Transfer Agreement, we paid Sunrise $1,000 to purchase the inventory and certain improvements owned by Sunrise at these ten communities, which were transferred to our managed senior living communities segment.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

In August and December 2013, we sold three properties, including one skilled nursing facility and two rehabilitation hospitals which were previously classified as held for sale, for combined sales prices of $92,550, excluding closing costs, and recognized an aggregate gain on sale of these properties of approximately $37,392. In July 2012, we sold one MOB (one building) located in Massachusetts with approximately 18,900 square feet for a sale price of approximately $1,100 and recorded a loss on the sale of this property of approximately $101.

In January 2014, we sold one senior living community located in Texas for a sale price of $2,400, excluding closing costs.

We amortize capitalized above market lease values (included in acquired real estate leases and other intangible assets in our consolidated balance sheets) as a reduction in rental income over the remaining non-cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase in rental income over the non-cancelable periods of the respective leases. Such amortization resulted in a reduction in rental income of $3,656 during the year ended December 31, 2013, a reduction in rental income of $1,597 during the year ended December 31, 2012, and an increase in rental income of $93 during the year ended December 31, 2011. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non-cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $22,718, $19,340, $11,318 during the years ended December 31, 2013, 2012 and 2011, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

At December 31, 2013 and 2012, we had recorded intangible lease assets of $166,247, including $44,279 of capitalized above market lease values and $121,968 of the value of in place leases, and $161,419, including $45,290 of capitalized above market lease values and $116,129 of the value of in place leases, and intangible lease liabilities of $22,170 and $21,978, respectively. We recorded intangible lease assets of $17,131 and $41,764 and intangible lease liabilities of $2,271 and $971 for properties acquired in 2013 and 2012, respectively. Accumulated amortization of capitalized above market lease values was $16,148 and $13,675 at December 31, 2013 and 2012, respectively. The weighted average remaining amortization period of capitalized above market lease values is approximately 6.0 years. Accumulated amortization of capitalized below market lease values was $9,642 and $8,286 at December 31, 2013 and 2012, respectively. The weighted average amortization period of capitalized below market lease values is approximately 6.9 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $46,605 and $31,907 at December 31, 2013 and 2012, respectively. The weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 5.8 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $22,762 in 2014, $17,964 in 2015, $15,478 in 2016, $11,987 in 2017, $8,393 in 2018 and $14,384, thereafter.

Impairment

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. During 2013, we recorded an impairment of assets charge of $1,304 to reduce the carrying value of one of our properties to its estimated net sale price. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated net sale price. During 2011, we recorded impairment of assets charges of $1,990 to reduce the carrying value of four of our properties to their estimated net sales prices.

As of December 31, 2013, we had 10 senior living communities with 744 living units and four MOBs (seven buildings) with 831,499 square feet categorized as properties held for sale. During 2013, we recorded impairment of assets charges of $44,295 to reduce the carrying value of 11 of these 17 properties to their aggregate estimated net sale price. These properties are included in other assets in our consolidated balance sheets and have a net book value (after impairment) of approximately $27,888 at December 31, 2013. As of December 31, 2012, we had one senior living community with 120 units held for sale (which is included within the 10 senior living communities held for sale as of December 31, 2013). This property is included in other assets in our consolidated balance sheets and had a net book value (after impairment) of approximately $850 at December 31, 2012. We decided to sell these properties due to underlying conditions in the markets where these properties are located. We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale within other assets in our consolidated balance sheets.

Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. Summarized income statement information for the four MOBs (seven buildings) that meet the criteria for discontinued operations is included in discontinued operations as follows:

	For the year ended December 31,
	2013	2012	2011
Rental income	$9,451	$10,042	$9,986
Property operating expenses	(3,609)	(3,567)	(3,567)
Depreciation and amortization	(799)	(2,414)	(2,306)

Income from discontinued operations	$5,043	$4,061	$4,113

During 2013 and 2012, pursuant to the terms of our existing leases with Five Star, we purchased $27,208 and $30,520, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,177 and $2,456, respectively.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 3. Real Estate Properties (Continued)

We committed $9,727 for expenditures related to 771,000 square feet of leases executed during 2013. Committed and unspent tenant related obligations based on executed leases as of December 31, 2013, were $9,024.

Note 4. Shareholders' Equity

We have common shares available for issuance under the terms of our equity compensation plan, as then in effect, or our Share Award Plan. We awarded 82,600 common shares with an aggregate market value of $1,888, 78,492 common shares with an aggregate market value of $1,775 and 72,450 common shares with an aggregate market value of $1,732 to our officers and certain employees of Reit Management & Research LLC, or RMR, pursuant to our Share Award Plan during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, we awarded each of our Trustees 2,000 common shares in each of 2013, 2012 and 2011 with an aggregate market value of $286 ($57 to each Trustee), $205 ($41 to each Trustee) and $234 ($47 to each Trustee), respectively, pursuant to our Share Award Plan as part of their annual fees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses in our consolidated income statement at the time the awards vest. At December 31, 2013, 2,819,433 of our common shares remain available for issuance under our Share Award Plan.

A summary of shares granted and vested under the terms of our Share Award Plan from January 1, 2011 to December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2010	118,670	$21.83
Shares granted in 2011	82,450	$23.84
Shares vested in 2011	(68,500)	$23.36

Unvested shares at December 31, 2011	132,620	$22.86
Shares granted in 2012	87,092	$22.38
Shares vested in 2012	(79,678)	$22.18

Unvested shares at December 31, 2012	140,034	$23.03
Shares granted in 2013	92,075	$23.48
Shares vested in 2013	(81,398)	$23.85

Unvested shares at December 31, 2013	150,711	$23.84

The 150,711 unvested shares as of December 31, 2013 are scheduled to vest as follows: 57,554 shares in 2014, 45,174 shares in 2015, 31,533 shares in 2016 and 16,450 shares in 2017. As of December 31, 2013, the estimated future compensation for the unvested shares was $3,350 based on the closing share price of $22.23 on December 31, 2013. The weighted average period over which the compensation expense will be recorded is approximately 1.5 years. We recorded share based compensation expense of $1,961 in 2013, $1,827 in 2012 and $1,659 in 2011.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4. Shareholders' Equity (Continued)

On January 3, 2014, we declared a quarterly distribution of $0.39 per share, or $73,385, to our common shareholders of record on January 13, 2014, with respect to our operating results for the quarter ended December 31, 2013; we paid this distribution on February 21, 2014, using cash on hand and borrowings under our revolving credit facility. Our cash distributions to our common shareholders for the years ended December 31, 2013, 2012 and 2011, were $1.56 per share, $1.53 per share and $1.49 per share, respectively. The characterization of the distributions made in 2013, 2012 and 2011 was 66.19%, 62.65% and 65.64% ordinary income, respectively; 21.30%, 37.35% and 27.48% return of capital, respectively; 3.10%, 0% and 2.59% capital gain, respectively; and 9.41%, 0% and 4.29% unrecaptured Section 1250 gain, respectively.

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

Note 5. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies and our declaration of trust, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.snhreit.com.

Five Star:    Five Star was formerly our 100% owned subsidiary. Five Star is our largest tenant, we are Five Star's largest stockholder and Five Star manages several senior living communities for us. In 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. As of December 31, 2013, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.7% of Five Star's outstanding shares of common stock. One of our Managing Trustees,

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

Mr. Barry Portnoy, is a managing director of Five Star. RMR provides management services to both us and Five Star. Five Star's President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR. Accordingly, the transactions between us and Five Star entered after Five Star became a separate public company and that are described herein were approved by our Independent Trustees and Five Star's independent directors who are not trustees or directors of the other company. In order to effect the spin-off of Five Star and to govern relations after the spin-off, Five Star entered into agreements with us and others, including RMR. Since then, Five Star has entered into various leases, management agreements and other agreements with us that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

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

  •
  the resolution of disputes arising from Five Star's leases and other agreements with us may be resolved by binding arbitration; and

  •
  so long as Five Star is a tenant of ours or manager for us or so long as Five Star has a business management agreement with RMR, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR without first giving us or such company managed by RMR, as applicable, the opportunity to acquire or finance that real estate.

As of December 31, 2013, we leased 187 senior living communities to Five Star. Under Five Star's leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us as of December 31, 2013 was $190,134, excluding percentage rent. We recognized total rental income from Five Star of $203,724, $200,912 and $195,409 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, our rents receivable from Five Star were $17,960 and $17,680, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met. During the years ended December 31, 2013, 2012 and 2011, pursuant to the terms of our leases with Five Star, we purchased $27,208, $30,520 and $33,269, respectively, of improvements made to properties leased to Five Star, and, as a result, the

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

annual rent payable to us by Five Star increased by approximately $2,177, $2,456 and $2,665, respectively.

In December 2013, pursuant to the asset purchase agreement, or Purchase Agreement, we sold two rehabilitation hospitals and certain related assets to certain unrelated parties for a sales price of approximately $90,000, and Five Star transferred the operations of the two hospitals and several in-patient and out-patient clinics affiliated with those hospitals, to those third parties. Each hospital was previously leased by us to Five Star under Lease No. 2 and was operated by Five Star. Pursuant to an amendment to Lease No. 2 that we entered into in September 2013 in connection with our agreement to sell these rehabilitation hospitals and Five Star's agreement to transfer its related hospital operations, Lease No. 2 terminated with respect to the rehabilitation hospitals and the annual rent paid to us by Five Star under Lease No. 2 was reduced by $9,500 upon the closing of the sale of the hospitals. The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between us and Five Star.

We and Five Star have agreed to offer for sale 11 senior living communities we lease to Five Star. Five Star's rent payable to us will be reduced if and as these sales may occur pursuant to terms set in our leases with Five Star. In August 2013, we sold one of these communities, a skilled nursing facility, or SNF, with 112 living units, for a sales price of $2,550, and as a result of this sale, Five Star's annual minimum rent payable to us decreased by $255, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. In January 2014, we sold one senior living community located in Texas with 36 assisted living units, for a sale price of $2,400, and as a result of this sale, Five Star's annual minimum rent payable to us decreased by $210, or 8.75% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. We can provide no assurance that the remaining nine senior living communities which we and Five Star have agreed to offer for sale will be sold or what the terms of any sales may provide.

Five Star began managing communities for our account in June 2011 in connection with our acquisition of certain senior living communities at that time. We have since acquired additional communities that are being managed by Five Star. As of December 31, 2013, Five Star managed 44 senior living communities for our account. We lease our senior living communities that are managed by Five Star that include assisted living units or skilled nursing facilities to our TRSs, and Five Star manages these communities pursuant to long term management agreements on substantially similar terms. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement, which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011 and the second AL Pooling Agreement in October 2012. Each of our first and second AL Pooling Agreements includes 20 identified communities. We and Five Star entered into the third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreement for the community we acquired in November 2013, as further described below. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. The senior living community in New York described below that Five Star manages for our account is not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star's incentive fees. Under each of the pooling agreements, we have the right, after the period of time specified in the agreement has elapsed and subject to Five Star's cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if we do not receive our minimum return in each of three consecutive years. In addition, under each of the pooling agreements, Five Star has a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by Five Star with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. Special committees of each of our Board of Trustees and Five Star's board of directors composed solely of our Independent Trustees and Five Star's independent directors who are not also trustees or directors of the other party and who were represented by separate counsel reviewed and approved the terms of these management agreements and pooling agreements. We incurred management fees of $9,229, $5,582 and $835 for the years ended December 31, 2013, 2012 and 2011, respectively, with respect to the communities Five Star manages. These amounts are included in property operating expenses in our consolidated statements of income and comprehensive income.

In August 2013, we acquired a senior living community located in Georgia with 93 assisted living units for $22,030, excluding closing costs. In October 2013, we acquired three senior living communities with an aggregate of 213 assisted living units for an aggregate purchase price of approximately $29,004, excluding closing costs; one of those communities is located in Tennessee, and the other two are located in Georgia. In November 2013, we acquired a senior living community in Wisconsin with 68 assisted living units for $11,965, excluding closing costs. We lease these five senior living communities to our TRSs and Five Star manages these communities for our account pursuant to separate long term management agreements on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units. The management agreements for the senior living communities we acquired in August and October 2013 were added to our second AL Pooling Agreement and the management agreement for the senior living community we acquired in November 2013 was added to the third AL Pooling Agreement. We expect that we may enter into additional

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star.

We own a senior living community in New York with 310 living units, a portion of which is managed by Five Star pursuant to a long term management agreement with us with respect to the living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee we pay is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable by us to Five Star. In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the portion of this community that is subject to those requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and Treasurer and Chief Financial Officer. Five Star manages this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Under the sublease agreement, D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community. Our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC, and D&R Yonkers LLC is obligated to repay one of our TRSs only from available revenues generated by the subleased community. Pursuant to the management agreement between D&R Yonkers LLC and Five Star, D&R Yonkers LLC pays Five Star a management fee equal to 3% of the gross revenues realized at that portion of the community and there is no incentive fee payable by D&R Yonkers LLC to Five Star. D&R Yonkers LLC's management agreement with Five Star expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Further, we have entered into an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS's sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star.

As discussed in Note 6, in May 2011, we and Five Star entered into a bridge loan, or the Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star's purchase of six senior living communities. In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Bridge Loan, resulting in the termination of the Bridge Loan. We recognized interest income from the Bridge Loan of $314 and $593 for the years ended December 31, 2012 and December 31, 2011, respectively.

As discussed in Note 7, in August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, 11 of the 28 properties securing that debt were released from the mortgage and, in connection with this release, we entered into amendments to the related master credit agreement and our leases with Five Star so that these 11 properties were removed from the lease created to accommodate this FNMA debt and were added to our other multi-property leases with Five Star.

In 2011 and 2012, there were additional transactions between us and Five Star. A further description of the terms of certain of those transactions is included in our annual reports to shareholders and our Annual Reports on Form 10-K filed with the SEC, in each case for the years ended December 31, 2012 and December 31, 2011.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

RMR:    We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of our MOBs.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

On December 23, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The annual amount of the base management fee to be paid to RMR by us for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.5% of the average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

  •
  the sum of (a) 0.7% of the average closing price per share of our common shares on the New York Stock Exchange, NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

      Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

    The average book value and average historical cost of our real estate investments will include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

  •
  Although the fee calculation is stated in annual percentages, the base management fee will be paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month will be equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL REIT Healthcare Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

  •
  The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee will instead be paid in cash.

  •
  RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, in connection with any such registration.

The terms of the amended and restated business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

For 2013, 2012 and 2011, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the book value of the Transferred Assets, plus (b) 0.7% of the historical cost of our other real estate investments excluding the Transferred Assets, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, for 2013, 2012 and 2011, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. We recognized business management fees of $27,013, $25,372 and $20,814 for 2013, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2013 and 2012, we issued 21,968 and 20,462 of our common shares to RMR for the incentive fees for 2012 and 2011, respectively. No incentive fee was earned in 2013.

Our property management agreement with RMR provides for management fees for our MOB properties equal to 3.0% of gross rents and construction supervision fees for construction on those properties equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $6,568, $5,791 and $4,455 for 2013, 2012 and 2011, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $201, $193 and $240 for 2013, 2012 and 2011, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services at our owned properties and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our amended and restated business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

The current terms of both our amended and restated business management agreement with RMR and our property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

RMR may also terminate the property management agreement upon five business days' notice if we undergo a change of control, as defined in the property management agreement.

Under our amended and restated business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

RMR also leased from us approximately 4,100 square feet of office space for one of its regional offices until that lease was terminated in December 2012. We earned approximately $186 and $180 in rental income from RMR in 2012 and 2011, respectively, which we believe was commercially reasonable rent for this office space.

Under our Share Award Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 82,600 restricted shares with an aggregate value of $1,888, 78,492 restricted shares with an aggregate value of $1,775 and 72,450 restricted shares with an aggregate value of $1,732 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including Five Star, in their capacities as officers of RMR.

CWH:    CWH was formerly our parent. We were spun off to CWH's shareholders in 1999. As of December 31, 2013, we own 250,000 common shares of CWH. One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH. Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH. In addition, one of our Independent Trustees is an independent trustee of CWH. RMR provides management services to both us and CWH. CWH's executive officers are officers of RMR. Accordingly, the purchase and right of first refusal transaction agreements between us and CWH described below were negotiated and approved by special committees of each company's board of trustees comprised solely of Independent Trustees who were not also Independent Trustees of the other company.

At the time of our spin-off from CWH, we and CWH entered into a transaction agreement, which was amended on May 5, 2008, pursuant to which, among other things, we and CWH agreed that so long as CWH owns 10% or more of our common shares, we and CWH engage the same manager or we and

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

CWH have any common managing trustees: (i) CWH will not make any investment in senior apartments, congregate communities, assisted living properties, nursing homes or other healthcare properties, including MOBs, without the prior approval of a majority of our Independent Trustees, and (ii) we will not make any investment in office buildings, warehouses or malls, excluding MOBs, without the prior approval of a majority of CWH's independent trustees. In 2008, in connection with our agreement to purchase 45 MOBs from CWH, we and CWH amended the transaction agreement to permit us, rather than CWH, to invest in MOBs and CWH granted us a right of first refusal to purchase up to 45 identified MOBs then owned by CWH if CWH decided to sell those properties.

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

AIC:    We, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own 12.5% of AIC. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

As of December 31, 2013, we have invested approximately $5,209 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $334, $316 and $139 arising from our investment in AIC for 2013, 2012 and 2011, respectively. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $4,748 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2012 and 2011 were $4,438 and $1,600, respectively, before adjustments made for acquisitions or dispositions we made during those periods. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5. Related Person Transactions (Continued)

that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Directors' and Officers' Liability Insurance:    In July 2013, we, RMR, Five Star, CWH and three other companies to which RMR provides management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $343 for these policies.

Note 6. Loan Receivable

In May 2011, we and Five Star entered into the Bridge Loan under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star's purchase of a portfolio of six senior living communities. By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Bridge Loan. By December 31, 2011, Five Star had repaid $42,000 of those borrowings. In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Bridge Loan. The Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star. The Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%. We recognized interest income from this Bridge Loan of $314 for the year ended December 31, 2012, which is included in interest and other income in our consolidated statements of income and comprehensive income.

Note 7. Indebtedness

Our principal debt obligations at December 31, 2013 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021 and (d) $350,000 principal amount at an annual interest rate of 5.625% due 2042; and (3) $681,628 aggregate principal amount of mortgages secured by 51 of our properties with maturity dates from 2013 to 2043. The 51 mortgaged properties had a carrying value of $945,419 at December 31, 2013. We also have two properties subject to capital leases totaling $13,314 at December 31, 2013; these two properties had a carrying value of $18,627 at December 31, 2013.

In connection with the acquisitions discussed in Note 3 above, during the year ended December 31, 2013, we assumed $12,266 of mortgage debt, which was recorded at a fair value of $13,306. This mortgage has a contractual interest rate of 6.25% and matures in May 2015. We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,040. We determined the fair value of the assumed mortgage using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2013, we prepaid mortgage notes encumbering four of our properties that had an aggregate principal balance of $10,377, a weighted average interest rate of 6.1% and maturity dates later in 2013. In September 2013, we prepaid a mortgage note encumbering two of our properties that had an aggregate principal balance of $13,579, a weighted average interest rate of 6.9% and a maturity date later in 2013. As a result, we recognized losses on early extinguishment of debt of $259 for the year ended December 31, 2013.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

Also in September 2013, we amended the agreement governing our unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment the stated maturity date of the revolving credit facility was extended from June 24, 2015 to January 15, 2018. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year. The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity. The $750,000 maximum amount of our revolving credit facility remained unchanged by the amendment. The revolving credit facility agreement continues to include a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. Under this amendment, the interest rate paid on borrowings under the revolving credit facility agreement was reduced from LIBOR plus a premium of 160 basis points to LIBOR plus a premium of 130 basis points, and the facility fee was reduced from 35 basis points to 30 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As a result of the amendment, we recognized a loss on early extinguishment of debt of $538. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.4% and the weighted average interest rate for borrowings under our revolving credit facility was 1.6% and 1.8% for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and February 28, 2014, we had $100,000 and $170,000, respectively outstanding under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $3,781, $5,733 and $2,745 for the years ended December 31, 2013, 2012 and 2011, respectively.

Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager.

Our public debt indentures and related supplements and our credit facility agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

In July 2012, we sold $350,000 of unsecured senior notes. The notes require interest at a fixed rate of 5.625% per annum and are due in 2042. The notes can also be prepaid at par at any time beginning in July 2017. Net proceeds from this sale of the notes, after underwriting discounts, fees and other expenses were approximately $338,561. Interest on the notes is payable quarterly in arrears. We used a part of the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and we used the remaining net proceeds from this offering to prepay a part of our FNMA secured term loan and for general business purposes, including funding a part of our recent acquisitions of properties discussed in Note 3 above.

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

At December 31, 2013 and 2012, our additional outstanding debt consisted of the following:

			December 31, 2013		December 31, 2012
Unsecured Debt	Coupon	Maturity	Face Amount	Unamortized Discount	Face Amount	Unamortized Discount
Senior notes	4.300%	2016	$250,000	$1,085	$250,000	$1,620
Senior notes	6.750%	2020	200,000	1,348	200,000	1,563
Senior notes	6.750%	2021	300,000	4,230	300,000	4,764
Senior notes	5.625%	2042	350,000	—	350,000	—

Total unsecured debt			$1,100,000	$6,663	$1,100,000	$7,947

	Principal Balance as of December 31,						Net Book Value of Collateral
			Interest Rate		Number of Properties as Collateral	Initial Cost of Collateral
Secured and Other Debt	2013(1)	2012(1)		Maturity			2013	2012
Mortgages(2)	$—	$10,565	6.11%	Dec 13	—	$17,034	$—	$14,883
Mortgages(2)	—	13,759	6.91%	Dec 13	—	36,359	—	33,057
Mortgages	36,145	36,906	5.83%	Jun 14	2	79,000	77,799	78,594
Mortgage	30,177	30,944	6.02%	Mar 15	1	99,000	96,354	98,346
Mortgage	12,093	—	6.25%	May 15	1	22,350	22,033	—
Mortgage	5,020	5,121	5.65%	Jun 15	1	22,143	20,965	21,435
Mortgage	11,465	11,612	6.37%	Jul 15	1	14,849	14,197	14,432
Mortgages	12,773	13,051	5.66%	Jul 15	3	26,606	25,457	25,868
Mortgage	2,805	2,878	5.880%	Jul 15	1	15,397	14,384	14,774
Mortgage	6,579	6,792	5.81%	Oct 15	1	9,650	9,474	9,665
Mortgage	4,502	4,596	5.810%	Oct 15	1	8,600	8,168	8,391
Mortgages	52,000	52,000	5.64%	Jan 16	1	70,495	64,904	66,123
Mortgage	6,363	6,476	5.97%	Apr 16	1	10,272	9,811	10,051
Mortgage	87,928	90,607	5.92%	Nov 16	2	157,500	151,928	154,691
Mortgage	12,366	12,537	6.25%	Nov 16	1	22,102	21,672	21,968
Mortgage	5,720	5,810	5.86%	Mar 17	1	11,280	11,292	11,562
Mortgages	45,753	46,753	6.54%	May 17	8	62,500	54,702	56,341
Mortgage	11,245	11,419	6.150%	Aug 17	1	16,400	15,180	15,507
Mortgage	9,425	9,641	6.73%	Apr 18	1	15,100	11,299	11,526
Mortgage	292,611	296,437	6.71%	Sep 19	17	617,161	252,404	260,274
Mortgage(3)	3,007	3,270	7.31%	Jan 22	1	18,827	16,478	16,839
Mortgage(3)	1,482	1,608	7.85%	Jan 22	—	—	—	—
Mortgage	3,444	3,534	6.25%	Feb 33	1	5,200	4,588	4,695
Mortgage	9,353	9,492	5.95%	Sep 38	2	11,425	9,080	9,295
Mortgage	4,672	4,747	4.38%	Sep 43	1	8,059	7,632	7,768
Bonds	14,700	14,700	5.88%	Dec 27	1	34,307	25,619	26,559
Capital Leases	13,314	13,792	7.70%	Apr 26	2	28,601	18,626	15,603

Total secured	$694,942	$719,047			53	$1,440,217	$964,046	$1,008,247

(1)
The principal balances are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 7. Indebtedness (Continued)

  assumed certain of these debts. As of December 31, 2013 and 2012, the unamortized net premiums on certain of these mortgages were $4,485 and $5,430, respectively.

(2)
In 2013 we repaid this debt.

(3)
These two mortgages are collateralized by one MOB property acquired in July 2008.

We include amortization of capital lease assets in depreciation expense. Assets encumbered by capital leases had a net book value of $18,627 and $15,602 at December 31, 2013 and 2012, respectively.

Interest on our unsecured senior notes and our bonds is payable semi-annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2013, are as follows:

2014	$48,222
2015	94,249
2016	410,136
2017	65,382
2018	115,602
Thereafter	1,161,353

Note 8. Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at December 31, 2013 categorized by the level of inputs used in the valuation of each asset or liability.

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets held for sale(1)	$29,219	$—	$29,219	$—
Long-lived assets held and used(2)	$653	$—	$653	$—
Investments in available for sale securities(3)	$29,078	$29,078	$—	$—
Unsecured senior notes(4)	$1,099,378	$1,099,378	$—	$—
Secured debt(5)	$755,303	$—	$—	$755,303

(1)
Assets held for sale consist of 14 of our properties (17 buildings) that we expect to sell that are reported at fair value less costs to sell. We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair values of these properties. We have recorded cumulative impairments of approximately $44,395 to these properties in order to reduce their book value to fair value.

(2)
Long-lived assets held and used consist of one of our properties for which we reduced the carrying value. We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property. We have previously recorded impairment of assets

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 8. Fair Value of Assets and Liabilities (Continued)

  charges of $1,304 and $3,071 for the years ended December 31, 2013 and 2012, respectively, for this property in order to reduce its carrying value to the amount stated.

(3)
Our investments in available for sale securities include our 250,000 common shares of CWH and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2013 in active markets (Level 1 inputs).

(4)
We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding four issuances of senior notes (Level 1 inputs) on or about December 31, 2013. The fair values of these senior note obligations exceed their book values of $1,093,337 by $6,041 because these notes were trading at a premium to their face amounts.

(5)
We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, other unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2013 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessee as of and for the years ended December 31, 2013 and 2012:

	At December 31, 2013		At December 31, 2012
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,099,713	40%	$2,074,877	41%
All others	3,163,912	60%	2,944,738	59%

	$5,263,625	100%	$5,019,615	100%

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Rental income	% of Total	Rental income	% of Total
Five Star	$203,719	44%	$200,912	45%
All others	255,661	56%	249,857	55%

	$459,380	100%	$450,769	100%

(1)
Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation. Excludes properties classified as held for sale.

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Concentration of Credit Risk (Continued)

As discussed above, Five Star is our former subsidiary. Rental income from Five Star represented 42% of our annualized rental income and the properties Five Star leases from us represented 40% of our investments, at cost, as of December 31, 2013. As of December 31, 2013, Five Star also managed a portfolio of 44 senior living communities for our account.

Subject to the information in the following paragraph, financial information about Five Star may be found on the SEC's website by entering Five Star's name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to Five Star's financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, Five Star's public filings and other information located in external websites are not incorporated by reference into these financial statements.

In November 2013, Five Star announced that it will restate its financial results for 2011, 2012 and the first and second quarters of 2013 due to certain errors primarily relating to the accounting for non-cash income tax items in prior periods, and that its previously filed financial reports for the years ended December 31, 2011 and December 31, 2012 and for the periods ended March 31, 2013 and June 30, 2013 should no longer be relied upon. In addition, Five Star has not yet filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Five Star also announced that it had determined that, as a result of the matters discussed above, Five Star has a material weakness in its internal control over financial reporting. We understand that Five Star is currently in the process of preparing restated financial statements for the fiscal years ended December 31, 2011 and December 31, 2012 and the quarters ended March 31, 2013 and June 30, 2013, which will be filed with the SEC on an amended Annual Report on Form 10-K for the year ended December 31, 2012 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. We understand that Five Star is also in the process of preparing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. However, there is no assurance as to when the restatements and updated SEC filings will be completed.

See Note 5 for further information relating to our leases and management arrangements with Five Star.

Note 10. Segment Reporting

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities and assisted living communities and SNFs. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The "All Other" category in the following table includes amounts related to corporate business

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Year Ended December 31, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$237,209	$—	$204,594	$17,577	$459,380
Residents fees and services	—	302,058	—	—	302,058

Total revenues	237,209	302,058	204,594	17,577	761,438
Expenses:
Property operating expenses	—	233,711	66,167	—	299,878
Depreciation	66,854	28,972	53,408	3,792	153,026
General and administrative	—	—	—	32,657	32,657
Acquisition related costs	—	—	—	3,378	3,378
Impairment of assets	6,685	—	—	1,304	7,989

Total expenses	73,539	262,683	119,575	41,131	496,928

Operating income (loss)	163,670	39,375	85,019	(23,554)	264,510
Interest and other income	—	—	—	711	711
Interest expense	(26,501)	(12,217)	(5,466)	(73,635)	(117,819)
Loss on early extinguishment of debt	—	—	—	(797)	(797)

Income (loss) before income tax expense and equity in earnings of an investee	137,169	27,158	79,553	(97,275)	146,605
Income tax expense	—	—	—	(600)	(600)
Equity in earnings of an investee	—	—	—	334	334

Income (loss) from continuing operations	137,169	27,158	79,553	(97,541)	146,339
Discontinued Operations:
Income from discontinued operations	—	—	5,043	—	5,043
Impairment of assets from discontinued operations	—	—	(37,610)	—	(37,610)

Income before gain on sale of properties	137,169	27,158	46,986	(97,541)	113,772
Gain on sale of properties	37,392	—	—	—	37,392

Net income (loss)	$174,561	$27,158	$46,986	$(97,541)	$151,164

Total assets	$1,778,591	$979,152	$1,727,497	$279,426	$4,764,666

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2012
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$246,948	$—	$186,065	$17,756	$450,769
Residents fees and services	—	184,031	—	—	184,031

Total revenues	246,948	184,031	186,065	17,756	634,800
Expenses:
Property operating expenses	—	138,819	58,877	—	197,696
Depreciation	68,419	19,437	47,394	3,792	139,042
General and administrative	—	—	—	31,517	31,517
Acquisition related costs	—	—	—	9,394	9,394
Impairment of assets	—	—	3,071	—	3,071

Total expenses	68,419	158,256	109,342	44,703	380,720

Operating income (loss)	178,529	25,775	76,723	(26,947)	254,080
Interest and other income	—	—	—	1,117	1,117
Interest expense	(35,530)	(11,769)	(3,255)	(66,686)	(117,240)
Loss on early extinguishment of debt	—	—	—	(6,349)	(6,349)
Gain on lease terminations	375	—	—	—	375

Income (loss) before income tax expense and equity in earnings of an investee	143,374	14,006	73,468	(98,865)	131,983
Income tax expense	—	—	—	(375)	(375)
Equity in earnings of an investee	—	—	—	316	316

Income (loss) from continuing operations	143,374	14,006	73,468	(98,924)	131,924
Discontinued Operations:
Income from discontinued operations	—	—	4,061	—	4,061

Income before loss on sale of properties	143,374	14,006	77,529	(98,924)	135,985
Loss on sale of properties	—	—	(101)	—	(101)

Net income (loss)	$143,374	$14,006	$77,428	$(98,924)	$135,884

Total assets	$1,817,253	$949,974	$1,684,434	$296,341	$4,748,002

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Segment Reporting (Continued)

	For the Year Ended December 31, 2011
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$242,652	$—	$151,823	$17,705	$412,180
Residents fees and services	—	27,851	—	—	27,851

Total revenues	242,652	27,851	151,823	17,705	440,031
Expenses:
Property operating expenses	—	21,639	43,761	—	65,400
Depreciation	68,429	2,591	36,147	3,792	110,959
General and administrative	—	—	—	26,041	26,041
Acquisition related costs	—	—	—	12,239	12,239
Impairment of assets	1,028	—	962	—	1,990

Total expenses	69,457	24,230	80,870	42,072	216,629

Operating income (loss)	173,195	3,621	70,953	(24,367)	223,402
Interest and other income	—	—	—	1,451	1,451
Interest expense	(41,510)	(2,352)	(996)	(53,404)	(98,262)
Loss on early extinguishment of debt	—	—	—	(427)	(427)

Income (loss) before income tax expense and equity in earnings of an investee	131,685	1,269	69,957	(76,747)	126,164
Income tax expense	—	—	—	(312)	(312)
Equity in earnings of an investee	—	—	—	139	139

Income (loss) from continuing operations	131,685	1,269	69,957	(76,920)	125,991
Discontinued Operations:
Income from discontinued operations	—	—	4,113	—	4,113

Income before gain on sale of properties	131,685	1,269	74,070	(76,920)	130,104
Gain on sale of properties	21,236	—	79	—	21,315

Net income (loss)	$152,921	$1,269	$74,149	$(76,920)	$151,419

Total assets	$1,818,469	$643,063	$1,487,364	$434,152	$4,383,048

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11. Income Taxes

Our provision for income taxes consists of the following:

	For the year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	600	375	312

	600	375	312

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax provision	$600	$375	$312

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2013	2012	2011
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.4%	0.3%	0.2%
Change in valuation allowance	3.5%	2.4%	0.4%
Other differences, net	(3.5)%	(2.4)%	(0.4)%

Effective tax rate	0.4%	0.3%	0.2%

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

	For the year ended December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$2,987	$2,169
Tax loss carryforwards	7,373	1,751

	10,360	3,920
Valuation allowance	(10,203)	(3,814)

	157	106

Deferred tax liabilities:
Depreciable assets	(157)	(106)

	—	—

Net deferred income taxes	$—	$—

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheets.

Because of our TRSs' short operating history and history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2013 and 2012. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations. As of December 31, 2013, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $18,648, which, if unused, begin to expire in 2031.

Note 12. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$186,909	$186,928	$187,265	$200,336
Net income(1)	35,235	5,598	38,125	72,206
Per share data:
Net income	$0.19	$0.03	$0.20	$0.38
Common distributions declared(2)	$0.39	$0.39	$0.39	$0.39

SENIOR HOUSING PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollar amounts in thousands, except per share data or as otherwise stated)

Note 12. Selected Quarterly Financial Data (unaudited) (Continued)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$142,596	$144,393	$156,108	$191,703
Net income	32,352	33,251	25,646	44,636
Per share data:
Net income	$0.20	$0.20	$0.15	$0.25
Common distributions declared(2)	$0.38	$0.38	$0.39	$0.39

(1)
In the second quarter, we recorded impairment charges of $32,267. On December 31, 2013, we sold our two rehabilitation hospitals for a gain of $36,251.

(2)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

Note 13. Pro Forma Information (unaudited)

During 2013, we purchased six senior living communities and six MOBs (seven buildings) for $202,824 and assumed $12,266 of mortgage debt at a weighted average interest rate of 6.25% related to certain of our 2013 acquisitions. We sold one skilled nursing facility and two rehabilitation hospitals for $92,250, recording a gain on sale of $37,392. In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $262,068.

During 2012, we purchased 11 senior living communities and 12 MOBs (13 buildings) for $449,657 and assumed $121,793 of mortgage debt at a weighted average interest rate of 5.84% related to certain of our 2012 acquisitions. We sold one MOB (one building) for $1,100, recording a loss on sale of $101. In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,052. In July 2012, we sold $350,000 of unsecured senior notes due 2042 at a fixed rate of 5.625% per annum.

The following table presents our pro forma results of operations as if all of these 2012 and 2013 activities were completed on January 1, 2012. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our equity or debt structure.

	For the Year Ended December 31,
	2013	2012
Total revenues	$766,263	$696,806
Net income	$113,150	$179,804
Per common share data:
Net income	$0.60	$0.96

During the year ended December 31, 2013, we recognized revenues of $12,306, property operating expenses of $4,057 and interest expense of $368 arising from our acquisitions completed in 2013. During the year ended December 31, 2012, we recognized revenues of $26,840, property operating expenses of $15,957 and interest expense of $2,354 arising from our acquisitions completed in 2012.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
2184 Parkway Lake Drive	Birmingham	AL	—	580	5,980	188	—	580	6,168	6,748	820	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	—	600	7,574	879	—	600	8,453	9,053	1,083	8/1/2008	2000
2021 Dahike Drive, NE	Cullman	AL	—	287	3,415	289	—	287	3,704	3,991	977	11/19/2004	1998
49 Hughes Road	Madison	AL	—	334	3,981	429	—	334	4,410	4,744	1,120	11/19/2004	1998
200 Terrace Lane	Priceville	AL	—	1,300	9,447	114	—	1,300	9,561	10,861	500	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	—	394	4,684	456	—	394	5,140	5,534	1,281	11/19/2004	1998
13840 North Desert Harbor Drive	Peoria	AZ	—	2,687	15,843	3,175	—	2,687	19,018	21,705	6,574	1/11/2002	1990
2444 West Las Palmaritas Drive	Phoenix	AZ	—	3,820	6,666	—	—	3,820	6,666	10,486	500	12/22/2010	1982
11209 N. Tatum Boulevard	Phoenix	AZ	—	1,380	6,349	610	—	1,380	6,959	8,339	418	9/30/2011	1987
7090 East Mescal Street	Scottsdale	AZ	—	2,315	13,650	3,809	—	2,315	17,459	19,774	5,683	1/11/2002	1984 / 2010
6001 E. Thomas Road	Scottsdale	AZ	—	941	8,807	480	—	941	9,287	10,228	4,417	5/16/1994	1990
17225 Boswell Blvd.	Sun City	AZ	—	1,189	10,569	367	—	1,189	10,936	12,125	5,261	6/17/1994	1990
14001 W. Meeker Boulevard	Sun City West	AZ	—	395	3,307	—	—	395	3,307	3,702	1,021	2/28/2003	1998
2500 North Rosemont Boulevard	Tucson	AZ	—	4,429	26,119	3,372	—	4,429	29,491	33,920	10,417	1/11/2002	1989
710 N. Euclid	Anaheim	CA	—	2,850	6,964	734	—	2,888	7,660	10,548	1,011	7/9/2008	1992
1350 S. El Camino Real	Encinitas	CA	—	1,510	18,042	374	—	1,510	18,416	19,926	2,675	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	—	3,200	10,177	—	—	3,200	10,177	13,377	572	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	—	3,750	12,656	—	—	3,750	12,656	16,406	712	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	—	4,580	10,370	852	—	4,580	11,222	15,802	611	9/30/2011	1991 / 2012
577 South Peach Street	Fresno	CA	—	738	2,577	188	—	738	2,765	3,503	1,677	12/28/1990	1963 / 1985
6075 N. Marks Avenue	Fresno	CA	—	880	12,751	322	—	880	13,073	13,953	1,878	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	—	3,172	28,184	1,139	—	3,172	29,323	32,495	13,851	9/9/1994	1975 / 1991
1642 West Avenue J	Lancaster	CA	—	601	1,859	3,069	—	601	4,928	5,529	2,157	12/28/1990	1969 / 2011
8631 West 3rd Street	Los Angeles	CA	—	24,640	88,277	2,655	—	24,640	90,932	115,572	6,926	11/22/2010	1978
8635 West 3rd Street	Los Angeles	CA	—	24,640	90,352	2,724	—	24,640	93,076	117,716	7,104	11/22/2010	1978
1319 Brookside Avenue	Redlands	CA	—	1,770	9,982	255	—	1,770	10,237	12,007	1,469	3/31/2008	1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
110 Sterling Court	Roseville	CA	—	1,620	10,262	343	—	1,620	10,605	12,225	1,518	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	—	1,250	9,069	686	—	1,250	9,755	11,005	2,012	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	—	9,142	53,904	10,341	—	9,142	64,245	73,387	21,566	1/11/2002	1987 / 2013
3030 Science Park	San Diego	CA	—	2,466	46,473	—	—	2,466	46,473	48,939	5,131	8/6/2009	1986 / 2006
3040 Science Park	San Diego	CA	—	1,225	23,077	—	—	1,225	23,077	24,302	2,548	8/6/2009	1986 / 2006
3050 Science Park	San Diego	CA	—	1,508	28,753	—	—	1,508	28,753	30,261	3,175	8/6/2009	1986 / 2006
537 E. Fulton Street	Stockton	CA	—	382	2,750	787	—	382	3,537	3,919	1,906	6/30/1992	1968
877 East March Lane	Stockton(4)	CA	7,516	1,176	11,171	5,132	—	1,176	16,303	17,479	4,541	9/30/2003	1988 / 2009
3530 Deer Park Drive	Stockton	CA	—	670	14,419	357	—	670	14,776	15,446	2,124	3/31/2008	1999
93 W Avenida de Los Arboles	Thousand Oaks	CA	—	622	2,522	2,456	—	622	4,978	5,600	2,332	12/28/1990	1965 / 2011
6835 Hazeltine Street	Van Nuys	CA	—	718	378	755	—	718	1,133	1,851	591	12/28/1990	1969 / 1984
1866 San Miguel Drive	Walnut Creek	CA	—	2,010	9,290	1,175	—	2,010	10,465	12,475	546	12/1/2011	1996 / 2013
515 Fairview	Canon City	CO	—	292	6,228	1,037	(3,512)	292	3,753	4,045	1,442	9/26/1997	1970 / 1984
110 West Van Buren	Colorado Springs	CO	—	245	5,236	1,673	(3,031)	245	3,878	4,123	1,409	9/26/1997	1972 / 1996
3920 East San Miguel Street	Colorado Springs	CO	—	1,380	8,894	96	—	1,380	8,990	10,370	364	7/31/2012	1977
2050 South Main	Delta	CO	—	167	3,570	763	—	167	4,333	4,500	1,854	9/26/1997	1963 / 1978
2501 Little Bookcliff Drive	Grand Junction	CO	—	204	3,875	1,435	—	204	5,310	5,514	2,708	12/30/1993	1968 / 1986
2825 Patterson Road	Grand Junction	CO	—	173	2,583	2,101	—	173	4,684	4,857	2,416	12/30/1993	1978 / 1995
1599 Ingalls Street	Lakewood	CO	—	232	3,766	2,882	—	232	6,648	6,880	3,308	12/28/1990	1972 / 2011
5555 South Elati Street	Littleton	CO	—	185	5,043	2,314	—	185	7,357	7,542	3,895	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	—	400	3,507	—	—	400	3,507	3,907	1,082	2/28/2003	1998
9005 / 9025 Grant Street	Thornton	CO	—	961	10,867	1	—	961	10,868	11,829	272	12/28/2012	2001
9005 / 9025 Grant Street	Thornton	CO	—	475	909	—	—	475	909	1,384	23	12/28/2012	2001
7809 W. 38th Avenue	Wheat Ridge	CO	—	470	3,373	—	—	470	3,373	3,843	316	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	—	570	5,304	491	—	570	5,795	6,365	398	12/22/2010	1998
866 North Main Street	Wallingford	CT	—	430	3,136	313	—	430	3,449	3,879	237	12/22/2010	1984

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
1145 19th Street	Washington	DC	—	13,600	24,880	2,449	—	13,600	27,329	40,929	3,242	5/20/2009	1976
2141 K Street	Washington	DC	—	13,700	8,400	1,356	—	13,700	9,756	23,456	1,209	12/22/2008	1966
255 Possum Park Road	Newark	DE	—	2,010	11,852	2,777	—	2,010	14,629	16,639	4,885	1/11/2002	1982
4175 Ogletown Road / 501 South Harmony Road	Newark	DE	—	1,500	19,447	990	—	1,500	20,437	21,937	2,889	3/31/2008	1998
1912 Marsh Road	Wilmington	DE	—	4,365	25,739	2,503	—	4,365	28,242	32,607	9,444	1/11/2002	1988 / 2012
1212 Foulk Road	Wilmington(4)	DE	7,304	1,179	6,950	1,329	—	1,179	8,279	9,458	3,069	1/11/2002	1974 / 1998
407 Foulk Road	Wilmington	DE	—	38	227	1,080	—	38	1,307	1,345	409	1/11/2002	1965
2723 Shipley Road	Wilmington	DE	—	869	5,126	3,297	—	869	8,423	9,292	2,896	1/11/2002	1989 / 2008
13709 Progress Boulevard	Alachua	FL	—	1,080	1,675	178	—	1,080	1,853	2,933	109	6/6/2011	1985
Progress Center—Lot 1 Property	Alachua	FL	—	165	—	—	—	165	—	165	—	6/6/2011	N/A
Progress Center—Lot 4 Property	Alachua	FL	—	331	—	—	—	331	—	331	—	6/6/2011	N/A
13859 Progress Boulevard	Alachua(4)	FL	3,444	570	4,276	—	—	570	4,276	4,846	258	7/26/2011	2007
13545 Progress Boulevard	Alachua	FL	—	512	4,935	—	—	512	4,935	5,447	319	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	—	512	4,941	—	—	512	4,941	5,453	319	6/6/2011	2009
Progress Vacant Land (47 acres)	Alachua	FL	—	4,000	—	—	—	4,000	—	4,000	—	8/30/2011	N/A
6343 Via de Sonrisa del Sur	Boca Raton	FL	—	4,166	39,633	729	—	4,166	40,362	44,528	19,800	5/20/1994	1994 / 1999
22601 Camino Del Mar	Boca Raton(4)	FL	19,751	3,200	46,800	1,586	—	3,200	48,386	51,586	2,779	12/15/2011	1990
1425 Congress Avenue	Boynton Beach	FL	—	2,390	14,768	779	—	2,390	15,547	17,937	1,012	8/9/2011	1994
1325 S. Congress Avenue	Boynton Beach	FL	—	1,620	5,341	13	—	1,620	5,354	6,974	190	7/27/2012	1985 / 2009
1416 Country Club Blvd.	Cape Coral	FL	—	400	2,907	—	—	400	2,907	3,307	899	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	—	3,410	20,104	22,676	—	3,410	42,780	46,190	10,135	1/11/2002	1984 / 2011
3001 Deer Creek Boulevard	Deerfield Beach	FL	—	3,196	18,848	15,198	—	3,196	34,046	37,242	9,069	1/11/2002	1990 / 2012
1208 South Military Trail	Deerfield Beach	FL	—	1,690	14,972	3,112	—	1,690	18,084	19,774	7,633	5/16/1994	1986
2525 East First Street	Fort Myers	FL	—	2,385	21,137	1,720	—	2,475	22,767	25,242	10,537	8/16/1994	1984 / 1987
12780 Kenwood Lane	Fort Myers	FL	—	369	2,174	2,315	—	369	4,489	4,858	1,207	1/11/2002	1990 / 2008
1825 Ridgewood Avenue	Holly Hill(4)	FL	12,366	900	21,202	1,069	—	900	22,271	23,171	1,499	7/22/2011	1926 / 2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
2480 North Park Road	Hollywood	FL	—	4,500	40,500	9,394	—	4,500	49,894	54,394	2,508	12/15/2011	1986 / 2013
8901 Tamiami Trail E.	Naples	FL	—	3,200	2,898	12,392	—	3,200	15,290	18,490	2,614	8/31/2006	1984 / 2007
12780 Waterford Lakes Parkway	Orlando	FL	—	977	3,926	—	—	977	3,926	4,903	—	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	—	488	2,617	—	—	488	2,617	3,105	—	12/18/2013	2003
1825 N. Mills Avenue, Orlando	Orlando	FL	—	519	1,799	336	—	519	2,135	2,654	247	12/22/2008	1997
1911 N. Mills Avenue, Orlando	Orlando	FL	—	1,946	7,197	492	—	1,946	7,689	9,635	945	12/22/2008	1997
1925 N. Mills Avenue, Orlando	Orlando	FL	—	135	532	49	—	135	581	716	69	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	—	967	4,362	—	—	967	4,362	5,329	—	12/18/2013	1999
900 West Lake Road	Palm Harbor(4)	FL	23,359	3,449	20,336	5,555	—	3,449	25,891	29,340	8,524	1/11/2002	1989 / 2011
45 Katherine Boulevard	Palm Harbor	FL	—	3,379	29,945	1,495	—	3,379	31,440	34,819	15,025	5/16/1994	1992 / 2011
8500 West Sunrise Boulevard	Plantation(4)	FL	16,393	4,700	24,300	1,677	—	4,700	25,977	30,677	1,685	12/15/2011	1989
2701 North Course Dr.	Pompano Beach	FL	—	7,700	2,127	34,456	—	7,700	36,583	44,283	6,489	8/31/2006	1985 / 2010
1371 South Ocean Boulevard	Pompano Beach	FL	—	2,500	15,500	1,243	—	2,500	16,743	19,243	1,050	12/15/2011	1991
20480 Veterans Boulevard	Port Charlotte	FL	—	400	11,934	498	—	400	12,432	12,832	868	7/22/2011	1996
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	—	890	9,345	487	—	890	9,832	10,722	694	7/22/2011	2007
1699 S.E. Lyngate Drive	Port St. Lucie	FL	—	1,242	11,009	509	—	1,242	11,518	12,760	5,526	5/20/1994	1993
900 South Harbour Island Blvd.	Tampa	FL	—	4,850	6,349	7	—	4,850	6,356	11,206	986	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	—	2,061	12,153	9,363	—	2,061	21,516	23,577	6,411	1/11/2002	1988 / 2007
855 North Point Pkwy	Alpharetta	GA	—	5,390	26,712	—	—	5,390	26,712	32,102	3,589	8/21/2008	2006
1291 Cedar Shoals Drive	Athens	GA	—	337	4,006	397	—	337	4,403	4,740	1,104	11/19/2004	1998
59 Executive Park South	Atlanta	GA	—	4,980	11,266	474	—	4,980	11,740	16,720	847	1/26/2011	1966 / 2002
1515 Sheridan Road	Atlanta	GA	—	5,800	9,305	3	—	5,800	9,308	15,108	1,425	11/30/2007	1978
240 Marietta Highway	Canton	GA	—	806	8,555	359	—	806	8,914	9,720	50	10/1/2013	1997 / 2008
4500 South Stadium Drive	Columbus	GA	—	294	3,505	132	—	294	3,637	3,931	927	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	—	342	4,068	822	—	342	4,890	5,232	1,162	11/19/2004	1997 / 2008
1501 Milstead Road	Conyers	GA	—	750	7,788	—	—	750	7,788	8,538	634	9/30/2010	2008

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
4960 Jot Em Down Road	Cumming	GA	—	1,548	18,666	887	—	1,548	19,553	21,101	204	8/1/2013	2011
2470 Dug Gap Road	Dalton	GA	—	262	3,119	343	—	262	3,462	3,724	843	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	—	3,500	13,179	—	—	3,500	13,179	16,679	522	5/30/2012	1992
2801 N. Decatur Road	Decatur	GA	—	3,100	4,436	516	—	3,100	4,952	8,052	733	7/9/2008	1986
114 Penland Street	Ellijay	GA	—	496	7,107	217	—	496	7,324	7,820	41	10/1/2013	2008
353 North Belair Road	Evans	GA	—	230	2,663	347	—	230	3,010	3,240	775	11/19/2004	1998
2435 Limestone Parkway	Gainesville	GA	—	268	3,186	191	—	268	3,377	3,645	866	11/19/2004	1998
8080 Summit Business Parkway	Jonesboro	GA	—	1,800	20,664	384	—	1,800	21,048	22,848	1,515	6/20/2011	2007
6191 Peake Road	Macon	GA	—	183	2,179	284	—	183	2,463	2,646	631	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	—	1,080	6,138	—	—	1,080	6,138	7,218	256	5/7/2012	2007
5200 Habersham Street	Savannah(4)	GA	4,502	800	7,800	143	—	800	7,943	8,743	575	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	—	400	5,670	794	—	400	6,464	6,864	1,352	11/1/2006	1989
1 Savannah Square Drive	Savannah	GA	—	1,200	19,090	3,991	—	1,200	23,081	24,281	4,227	10/1/2006	1987 / 2012
2078 Scenic Highway North	Snellville	GA	—	870	4,030	121	—	870	4,151	5,021	474	12/10/2009	1997
1300 Montreal Road	Tucker	GA	—	690	6,210	711	—	690	6,921	7,611	1,639	6/3/2005	1997
1100 Ward Avenue	Honolulu(4)	HI	52,000	11,200	55,618	173	—	11,200	55,791	66,991	2,087	6/18/2012	1961 / 1981
600 Manor Drive	Clarinda	IA	—	77	1,453	906	—	77	2,359	2,436	1,297	12/30/1993	1968
2401 E. 8th Street	Des Moines	IA	—	123	627	894	—	123	1,521	1,644	628	7/1/2000	1965 / 1997
608 Prairie Street	Mediapolis	IA	—	94	1,776	714	—	94	2,490	2,584	1,383	12/30/1993	1973
1015 West Summit	Winterset	IA	—	111	2,099	1,313	(314)	111	3,098	3,209	1,704	12/30/1993	1973 / 1995
2340 West Seltice Way	Coeur d'Alene	ID	—	910	7,170	122	—	910	7,292	8,202	295	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	—	510	6,640	395	—	510	7,035	7,545	277	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	—	3,665	32,587	1,999	—	3,665	34,586	38,251	15,990	9/9/1994	1986
1450 Busch Parkway	Buffalo Grove	IL	—	3,800	11,456	163	—	3,800	11,619	15,419	944	9/16/2010	2009
7130 Crimson Ridge Drive	Rockford	IL	—	200	7,300	14	—	200	7,314	7,514	538	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	—	1,120	19,582	—	—	1,120	19,582	20,702	2,631	8/21/2008	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
900 Southwind Road	Springfield	IL	—	300	6,744	1,014	—	300	7,758	8,058	1,532	8/31/2006	1990
1675 Lakeside Drive	Waukegan	IL	—	2,420	9,382	38	—	2,420	9,420	11,840	528	9/30/2011	1998
1615 Lakeside Drive	Waukegan	IL	—	2,700	9,590	161	—	2,700	9,751	12,451	543	9/30/2011	1990
406 Smith Drive	Auburn(4)	IN	6,561	380	8,246	40	—	380	8,286	8,666	1,173	9/1/2008	1999
6990 East County Road 100 North	Avon(4)	IN	9,378	850	11,888	152	—	850	12,040	12,890	1,698	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	—	5,400	25,129	3,000	—	5,400	28,129	33,529	3,438	11/1/2008	1983
701 East County Line Road	Greenwood	IN	—	1,830	14,303	103	—	1,830	14,406	16,236	749	12/1/2011	2007
8505 Woodfield Crossing Boulevard	Indianapolis(4)	IN	24,479	2,785	16,396	5,363	—	2,785	21,759	24,544	6,892	1/11/2002	1986 / 2012
603 Saint Joseph Drive	Kokomo(4)	IN	4,155	220	5,899	163	—	220	6,062	6,282	872	9/1/2008	1998
1211 Longwood Drive	La Porte(4)	IN	4,584	770	5,550	35	—	770	5,585	6,355	826	9/1/2008	1998
1590 West Timberview Drive	Marion(4)	IN	3,864	410	5,409	209	—	410	5,618	6,028	816	9/1/2008	2000
1473 East McKay Road	Shelbyville(4)	IN	3,725	190	5,328	79	—	190	5,407	5,597	784	9/1/2008	1999
17441 State Rd. #23 (aka 17490 E. Douglas Rd.)	South Bend	IN	—	400	3,107	—	—	400	3,107	3,507	960	2/28/2003	1998
222 South 25th Street	Terra Haute(4)	IN	10,798	300	13,115	46	—	300	13,161	13,461	1,893	9/1/2008	2005
150 Fox Ridge Drive	Vincennes(4)	IN	2,688	110	3,603	349	—	110	3,952	4,062	575	9/1/2008	1985
510 W. 7th Street	Ellinwood	KS	—	130	1,137	497	—	130	1,634	1,764	791	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	—	1,600	18,565	272	—	1,600	18,837	20,437	2,279	10/1/2009	1988 / 2006
3501 West 95th Street	Overland Park(4)	KS	20,122	2,568	15,140	3,642	—	2,568	18,782	21,350	6,248	10/25/2002	1989
6555 West 75th Street	Overland Park	KS	—	1,274	1,126	12,399	—	1,274	13,525	14,799	4,211	1/11/2002	1985 / 2012
981 Campbell Lane	Bowling Green	KY	—	365	4,345	487	—	365	4,832	5,197	1,186	11/19/2004	1999
102 Leonardwood	Frankfort	KY	—	560	8,282	1,180	—	560	9,462	10,022	1,851	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	—	316	3,761	185	—	316	3,946	4,262	999	11/19/2004	1999
690 Mason Headley Road	Lexington(5)	KY	10,885	—	10,848	11,193	—	—	22,041	22,041	10,056	1/11/2002	1985 / 1998
700 Mason Headley Road	Lexington(5)	KY	2,428	—	6,394	5,552	—	—	11,946	11,946	5,304	1/11/2002	1980 / 2013

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
200 Brookside Drive	Louisville(4)	KY	29,613	3,524	20,779	5,596	—	3,524	26,375	29,899	9,021	1/11/2002	1984
1517 West Broadway	Mayfield	KY	—	268	2,730	736	—	268	3,466	3,734	874	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	—	450	5,358	822	—	450	6,180	6,630	1,480	11/19/2004	2000
100 Neighborly Way	Somerset	KY	—	200	4,919	257	—	200	5,176	5,376	918	11/6/2006	2000
35 Milbury St	Auburn	MA	—	1,510	7,000	310	—	1,510	7,310	8,820	1,012	8/8/2008	1977 / 2012
1295 Boylston Street	Boston	MA	—	7,600	18,140	53	—	7,600	18,193	25,793	1,323	1/26/2011	1930 / 1992
549 Albany Street	Boston	MA	—	4,576	45,105	—	—	4,576	45,105	49,681	376	8/22/2013	1895 / 2012
370 Lunenburg St	Fitchburg	MA	—	330	3,361	32	—	330	3,393	3,723	456	8/8/2008	1994
165 Mill St	Leominster	MA	—	1,520	8,703	718	—	1,520	9,421	10,941	1,284	8/8/2008	1966 / 2010
4 Maguire Road	Lexington	MA	—	3,600	15,555	1,927	(7,255)	3,600	10,227	13,827	1,688	12/22/2008	1994 / 2006
100 Hampshire Street	Mansfield	MA	—	2,090	8,215	—	—	2,090	8,215	10,305	616	12/22/2010	1975 / 2013
15 Hampshire Street	Mansfield	MA	—	1,360	7,326	108	—	1,360	7,434	8,794	558	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	—	1,190	5,737	—	—	1,190	5,737	6,927	430	12/22/2010	1988
176 West St	Milford	MA	—	510	3,039	595	—	510	3,634	4,144	625	8/8/2008	1989 / 2010
108 Elm St	Millbury	MA	—	160	767	—	—	160	767	927	104	8/8/2008	1950 / 2011
30 Newcrossing Road	Reading(4)	MA	11,245	1,443	14,153	26	—	1,443	14,179	15,622	442	9/27/2012	1986 / 2006
407 Main St	Spencer	MA	—	270	2,607	476	—	270	3,083	3,353	470	8/8/2008	1992 / 2011
106 East Main	Westborough	MA	—	920	6,956	126	—	920	7,082	8,002	956	8/8/2008	1986 / 2013
112 East Main	Westborough	MA	—	230	135	—	—	230	135	365	20	8/8/2008	1900
299 Cambridge Street	Winchester	MA	—	3,218	18,988	10,144	—	3,218	29,132	32,350	8,062	1/11/2002	1991 / 2011
135 Goldstar Blvd	Worcester	MA	—	865	10,912	1,136	—	865	12,048	12,913	1,543	8/8/2008	1989 / 2011
191 May St	Worcester	MA	—	730	3,634	42	—	730	3,676	4,406	495	8/8/2008	1986 / 2007
277 E Mountain	Worcester	MA	—	191	2,133	113	(889)	191	1,357	1,548	208	8/8/2008	1992 / 1998
425 N Lake Ave	Worcester	MA	—	1,200	6,176	101	—	1,200	6,277	7,477	848	8/8/2008	1985 / 2007
630 Plantation St	Worcester	MA	—	770	10,408	528	—	770	10,936	11,706	1,536	8/8/2008	1990 / 2009
2717 Riva Road	Annapolis	MD	—	1,290	12,373	515	—	1,290	12,888	14,178	1,855	3/31/2008	2001

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
658 Boulton Street	Bel Air	MD	—	4,750	16,504	2	—	4,750	16,506	21,256	2,527	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	—	408	3,421	416	—	408	3,837	4,245	1,263	10/25/2002	2000
8100 Connecticut Avenue	Chevy Chase(4)	MD	55,346	15,170	92,830	1,230	—	15,175	94,055	109,230	5,141	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	—	1,390	10,303	155	—	1,390	10,458	11,848	1,520	3/31/2008	2001
700 Port Street	Easton	MD	—	383	4,555	2,961	—	383	7,516	7,899	1,864	10/25/2002	2000 / 2010
3004 North Ridge Road	Ellicott City(4)	MD	19,819	1,409	22,691	6,218	—	1,409	28,909	30,318	7,734	3/1/2004	1997 / 2006
1820 Latham Drive	Frederick	MD	—	385	3,444	427	—	385	3,871	4,256	1,279	10/25/2002	1998
2100A & B Whittier Drive	Frederick	MD	—	1,260	9,464	933	—	1,260	10,397	11,657	1,425	3/31/2008	1999 / 2012
10114 + 10116 Sharpsburg Pike	Hagerstown	MD	—	1,040	7,471	227	—	1,040	7,698	8,738	1,110	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	—	2,000	4,974	308	—	2,000	5,282	7,282	675	12/22/2008	1987
715 Benfield Road	Severna Park(4)	MD	8,761	229	9,798	1,629	—	229	11,427	11,656	3,557	10/25/2002	1998 / 2009
801 Roeder Road, Unit OU-1	Silver Spring	MD	—	1,900	12,858	351	—	1,900	13,209	15,109	509	6/27/2012	1976 / 2000
14400 Homecrest Road	Silver Spring	MD	—	1,200	9,288	6,070	—	1,200	15,358	16,558	4,469	10/25/2002	1996 / 2006
3701 International Drive	Silver Spring	MD	—	3,301	29,065	714	—	3,301	29,779	33,080	14,486	7/25/1994	1992
720 & 734 N. Pine Road	Hampton	MI	—	300	2,406	—	—	300	2,406	2,706	744	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	—	400	2,606	—	—	400	2,606	3,006	811	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	—	300	2,506	—	—	300	2,506	2,806	778	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	—	300	2,206	—	—	300	2,206	2,506	683	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	—	600	5,212	—	—	600	5,212	5,812	1,610	2/28/2003	1998
11855 Ulysses Street NE	Blaine(4)	MN	9,425	2,774	9,276	6	—	2,774	9,282	12,056	232	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	—	2,300	13,105	103	—	2,300	13,208	15,508	987	12/22/2010	1986
1201 Northland Drive	Mendota Heights	MN	—	1,220	10,208	95	—	1,220	10,303	11,523	747	1/25/2011	1989 / 2009
20500/20600 South Diamond Lake Road	Rogers	MN	—	2,760	45,789	863	—	2,760	46,652	49,412	7,034	3/1/2008	1999 / 2013
2200 County Road C West	Roseville	MN	—	590	702	—	—	590	702	1,292	39	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	—	1,300	4,547	92	—	1,320	4,619	5,939	297	5/20/2011	1988 / 2010
305 & 315 Thompson Avenue	West St. Paul	MN	—	400	2,506	—	—	400	2,506	2,906	867	2/28/2003	1998

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
1365 Crestridge Lane	West St. Paul	MN	—	400	3,608	100	—	400	3,708	4,108	1,263	2/28/2003	1998
3828 College View Drive	Joplin(4)	MO	5,720	260	11,382	92	—	260	11,474	11,734	442	8/31/2012	2003
1 Lincoln Parkway	Hattiesburg	MS	—	1,269	11,691	—	—	1,269	11,691	12,960	219	3/22/2013	2005
1488 Belk Boulevard	Oxford	MS	—	450	5,791	304	—	450	6,095	6,545	1,136	10/1/2006	2000
108 Clarington Drive	Southaven	MS	—	450	5,795	355	—	450	6,150	6,600	1,145	10/1/2006	2000
112 + 118 Alamance Road	Burlington(4)	NC	6,363	575	9,697	219	—	575	9,916	10,491	680	6/23/2011	1998
1050 Crescent Green Drive	Cary(4)	NC	8,369	713	4,628	1,949	—	713	6,577	7,290	2,145	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	—	800	6,414	—	—	800	6,414	7,214	1,981	2/28/2003	1996
5920 McChesney Drive	Charlotte	NC	—	820	7,790	45	—	820	7,835	8,655	912	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	—	500	13,960	36	—	500	13,996	14,496	1,616	11/17/2009	1999
2101 Runnymede Lane	Charlotte	NC	—	2,475	11,451	271	—	2,475	11,722	14,197	834	6/20/2011	1999
1002 State Highway 54	Durham	NC	—	595	5,200	79	—	595	5,279	5,874	365	6/20/2011	1988 / 2007
1001 Phifer Road	Kings Mountain(4)	NC	3,171	655	8,283	183	—	655	8,466	9,121	602	6/23/2011	1998
128 Brawley School	Mooresville(4)	NC	4,600	595	7,305	189	—	595	7,494	8,089	498	6/23/2011	1999
1309 , 1321 + 1325 McCarthy Boulevard	New Bern(4)	NC	5,020	1,245	20,898	262	—	1,245	21,160	22,405	1,440	6/20/2011	2001
13150 Dorman Road	Pineville	NC	—	550	7,570	140	—	550	7,710	8,260	881	11/17/2009	1998
13180 Dorman Road	Pineville	NC	—	630	15,230	7	—	630	15,237	15,867	1,759	11/17/2009	1998
1730 Parkwood Boulevard West	Wilson(4)	NC	2,805	610	14,787	39	—	610	14,826	15,436	1,053	6/20/2011	2004
1700 Furnace Street	Ashland	NE	—	28	1,823	1,262	—	28	3,085	3,113	1,258	7/1/2000	1965 / 1996
414 North Wilson Street	Blue Hill	NE	—	56	1,064	807	—	56	1,871	1,927	741	7/1/2000	1967 / 1996
2720 South 17th Ave	Central City	NE	—	21	919	650	—	21	1,569	1,590	712	7/1/2000	1969 / 1999
1112 15th Street	Columbus	NE	—	88	561	461	—	88	1,022	1,110	469	7/1/2000	1955 / 1978
800 Stoeger Drive	Grand Island	NE	—	119	1,446	1,404	—	119	2,850	2,969	1,275	4/1/1995	1963 / 1996
700 South Highway 6	Gretna	NE	—	237	673	890	—	237	1,563	1,800	636	7/1/2000	1972 / 1995
1100 West First Street	Milford	NE	—	24	880	648	—	24	1,528	1,552	689	7/1/2000	1967 / 1970

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
510 Centennial Circle	North Platte	NE	—	370	8,968	464	—	370	9,432	9,802	1,362	2/17/2008	1988
17007 Elm Plaza	Omaha	NE	—	4,680	22,022	—	—	4,680	22,022	26,702	2,959	8/21/2008	2007
3030 South 80th Street	Omaha	NE	—	650	5,850	416	—	650	6,266	6,916	1,490	6/3/2005	1992
333 Maple	Sutherland	NE	—	19	1,251	478	—	19	1,729	1,748	701	7/1/2000	1970 / 1995
1350 Centenial Ave	Utica	NE	—	21	569	447	—	21	1,016	1,037	410	7/1/2000	1966 / 1988
11041 North 137th Street	Waverly	NE	—	529	686	609	—	529	1,295	1,824	647	7/1/2000	1989 / 1995
490 Cooper Landing Road	Cherry Hill	NJ	—	1,001	8,175	1,832	—	1,001	10,007	11,008	2,291	12/29/2003	1999 / 2013
1400 Route 70	Lakewood(6)	NJ	14,700	4,885	28,803	2,537	—	4,885	31,340	36,225	10,606	1/11/2002	1987 / 1997
2 Hillside Drive	Mt. Arlington	NJ	—	1,375	11,232	757	—	1,375	11,989	13,364	3,174	12/29/2003	2001
655 Pomander Walk	Teaneck(4)	NJ	32,581	4,950	44,550	1,124	—	4,950	45,674	50,624	2,727	12/15/2011	1989
4411 The 25 Way	Albuquerque	NM	—	3,480	25,245	1,656	—	3,593	26,788	30,381	2,247	12/22/2010	1970 / 2000
4420 The 25 Way	Albuquerque	NM	—	1,430	2,609	55	—	1,476	2,618	4,094	199	12/22/2010	1970
10500 Academy Road NE	Albuquerque(4)	NM	26,360	3,828	22,572	5,052	—	3,828	27,624	31,452	8,793	1/11/2002	1986 / 2011
4300 Landau Street NE	Albuquerque	NM	—	1,060	9,875	8	—	1,060	9,883	10,943	1,534	10/30/2007	1973
4100 Prospect Avenue NE	Albuquerque	NM	—	540	10,105	8	—	540	10,113	10,653	1,570	10/30/2007	1977
9190 Coors Boulevard NW	Albuquerque	NM	—	1,660	9,173	8	—	1,660	9,181	10,841	1,425	10/30/2007	1983
3201 Plumas Street	Reno	NV	—	2,420	49,580	1,001	—	2,420	50,581	53,001	2,797	12/15/2011	1989
6300 Eighth Ave	Brooklyn	NY	—	3,870	8,545	6	—	3,870	8,551	12,421	1,149	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	—	600	5,004	8	—	600	5,012	5,612	282	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	—	720	17,084	179	—	720	17,263	17,983	2,272	9/30/2008	2001
5008 Brittonfield Parkway	East Syracuse(4)	NY	4,488	420	18,407	166	—	420	18,573	18,993	2,515	7/9/2008	1999
200 Old County Road	Mineola	NY	—	4,920	24,056	1,361	—	4,920	25,417	30,337	1,423	9/30/2011	1971 / 1988
15 North Broadway	White Plains	NY	—	4,900	13,594	—	—	4,900	13,594	18,494	1,686	1/26/2009	1952
537 Riverdale Avenue	Yonkers(4)	NY	30,177	8,460	90,561	775	—	8,460	91,336	99,796	3,442	8/31/2012	2000
4590 and 4625 Knightsbridge Boulevard	Columbus(4)	OH	18,361	3,623	27,778	6,926	—	3,623	34,704	38,327	11,644	1/11/2002	1989 / 2010

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
3929 Hoover Road	Grove City	OH	—	332	3,081	791	—	332	3,872	4,204	1,774	6/4/1993	1965
5260 Naiman Parkway	Solon	OH	—	450	2,305	275	—	545	2,485	3,030	202	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	—	550	2,147	54	—	550	2,201	2,751	122	9/30/2011	1975
200 N. Bryant Ave.	Edmond	OK	—	430	2,955	—	—	430	2,955	3,385	320	9/1/2009	1993
600 National Ave	Midwest City	OK	—	410	2,970	—	—	410	2,970	3,380	322	9/1/2009	1985 / 1996
701 Northeast 10th Street	Oklahoma City	OK	—	500	19,046	—	—	500	19,046	19,546	2,063	9/1/2009	1982
8315 S. Walker Ave.	Oklahoma City	OK	—	480	1,546	—	—	480	1,546	2,026	168	9/1/2009	1990
71 Darlington Road	Beaver Falls	PA	—	1,500	13,500	413	—	1,500	13,913	15,413	3,246	10/31/2005	1997
200 Hill Church-Houston RD., Rt. 519 S.	Canonsburg	PA	—	1,518	13,493	587	—	1,518	14,080	15,598	10,312	3/1/1991	1985 / 1990
950 Morgan Highway	Clarks Summit	PA	—	1,001	8,233	318	—	1,001	8,551	9,552	2,287	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	—	696	6,304	689	—	696	6,993	7,689	1,638	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	—	1,001	8,233	1,033	—	1,001	9,266	10,267	2,378	12/29/2003	2000 / 2011
475 Virginia Drive	Fort Washington	PA	—	1,010	4,837	97	—	1,010	4,934	5,944	275	9/30/2011	1996
525 Virginia Drive	Fort Washington	PA	—	3,100	6,775	—	(9,222)	653	—	653	—	6/25/2008	1997
242 Baltimore Pike	Glen Mills	PA	—	1,001	8,233	484	—	1,001	8,717	9,718	2,386	12/29/2003	2001
723 Dresher Road	Horsham	PA	—	1,010	4,456	392	—	1,010	4,848	5,858	397	12/22/2010	1997
210 Mall Boulevard	King of Prussia	PA	—	1,540	4,743	(11)	—	1,540	4,732	6,272	636	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	—	880	2,871	—	—	880	2,871	3,751	209	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	—	300	2,506	—	—	300	2,506	2,806	854	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	—	979	8,052	484	—	979	8,536	9,515	2,338	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	—	200	904	—	—	200	904	1,104	310	2/28/2003	1997
730 Holiday Drive	Pittsburgh	PA	—	2,480	6,395	908	—	2,480	7,303	9,783	518	12/22/2010	1985
5750 Centre Ave	Pittsburgh	PA	—	3,000	11,828	684	—	3,000	12,512	15,512	1,850	6/11/2008	1991
3043 Walton Road	Plymouth Meeting	PA	—	1,680	9,187	83	—	1,680	9,270	10,950	520	9/30/2011	1969 / 1999
1400 Riggs Road	South Park	PA	—	898	8,102	248	—	898	8,350	9,248	1,975	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	—	—	5,682	1,420	—	—	7,102	7,102	1,811	12/29/2003	1997 / 2010

SENIOR HOUSING PROPERTIES TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
5250 Meadowgreen Drive	Whitehall	PA	—	1,599	14,401	1,182	—	1,599	15,583	17,182	3,640	10/31/2005	1987 / 2006
1304 McLees Road	Anderson	SC	—	295	3,509	213	—	295	3,722	4,017	944	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	—	188	2,234	586	—	188	2,820	3,008	843	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	—	1,200	10,810	341	—	1,200	11,151	12,351	797	6/20/2011	2005
719 Kershaw Highway	Camden	SC	—	322	3,697	861	—	322	4,558	4,880	1,179	11/19/2004	1999
2333 Ashley River Road	Charleston(4)	SC	11,465	848	14,000	317	—	848	14,317	15,165	969	6/20/2011	1999
320 Seven Farms Drive	Charleston(4)	SC	4,672	1,092	6,605	238	—	1,092	6,843	7,935	304	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	—	390	4,659	98	—	390	4,757	5,147	351	12/22/2010	1985
7909 Parklane Road	Columbia	SC	—	1,580	4,520	296	—	1,580	4,816	6,396	259	9/30/2011	1990 / 2002
251 Springtree Drive	Columbia	SC	—	300	1,905	—	—	300	1,905	2,205	589	2/28/2003	1998
3 Summit Terrace	Columbia	SC	—	610	7,900	240	—	610	8,140	8,750	920	11/17/2009	2002
355 Berkmans Lane	Greenville	SC	—	700	7,240	85	—	700	7,325	8,025	857	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	—	310	2,790	193	—	310	2,983	3,293	731	6/3/2005	1999
1901 West Carolina	Hartsville	SC	—	401	4,775	571	—	401	5,346	5,747	1,338	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	—	363	4,322	402	—	363	4,724	5,087	1,224	11/19/2004	1999
491 Highway 17	Little River(4)	SC	5,002	750	9,018	197	—	750	9,215	9,965	618	6/23/2011	2000
1010 Lake Hunter Circle / 987 Bowman Road	Mt. Pleasant	SC	—	3,898	31,613	810	—	3,898	32,423	36,321	1,314	7/1/2012	1997
9547 Highway 17 North	Myrtle Beach	SC	—	543	3,202	6,684	—	543	9,886	10,429	1,965	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	—	303	3,607	686	—	303	4,293	4,596	1,101	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	—	300	1,705	—	—	300	1,705	2,005	566	2/28/2003	1998
15855 Wells Highway	Seneca	SC	—	396	4,714	470	—	396	5,184	5,580	1,295	11/19/2004	2000
One Southern Court	West Columbia	SC	—	520	3,831	—	—	520	3,831	4,351	287	12/22/2010	2000
1345 Michigan Ave SW	Huron	SD	—	144	3,108	4	—	144	3,112	3,256	1,747	6/30/1992	1968 / 1977
1251 Arizona S.W.	Huron	SD	—	45	968	1	—	45	969	1,014	544	6/30/1992	1968
3600 S. Norton	Sioux Falls	SD	—	253	3,062	4	—	253	3,066	3,319	1,724	6/30/1992	1960 / 1979
6716 Nolensville Road	Brentwood	TN	—	1,528	6,037	—	—	1,528	6,037	7,565	164	11/30/2012	2010

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
51 Patel Way	Clarksville	TN	—	800	10,322	278	—	800	10,600	11,400	303	12/19/2012	2005
207 Uffelman Drive	Clarksville	TN	—	320	2,994	611	—	320	3,605	3,925	665	12/31/2006	1997
2900 Westside Drive	Cleveland	TN	—	305	3,627	682	—	305	4,309	4,614	1,061	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	—	322	3,828	583	—	322	4,411	4,733	1,065	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	—	322	3,833	558	—	322	4,391	4,713	1,067	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	—	280	3,327	244	—	280	3,571	3,851	901	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	—	400	3,507	—	—	400	3,507	3,907	1,082	2/28/2003	1998
1200 North Parkway	Jackson	TN	—	295	3,506	312	—	295	3,818	4,113	985	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	—	940	8,057	279	—	940	8,336	9,276	46	10/15/2013	2001 / 2011
3020 Heatherton Way	Knoxville	TN	—	304	3,618	1,639	—	304	5,257	5,561	1,241	11/19/2004	1998
511 Pearson Springs Road	Maryville	TN	—	300	3,207	100	—	300	3,307	3,607	1,021	2/28/2003	1998
1710 Magnolia Blvd	Nashville	TN	—	750	6,750	4,112	—	750	10,862	11,612	2,228	6/3/2005	1979 / 2010
971 State Hwy 121	Allen	TX	—	2,590	17,912	—	—	2,590	17,912	20,502	2,407	8/21/2008	2006
6818 Austin Center Blvd	Austin	TX	—	1,540	27,467	701	—	1,540	28,168	29,708	3,682	10/31/2008	1994
6937 IH 35 North-Am Founders	Austin	TX	—	760	5,186	415	—	760	5,601	6,361	446	1/26/2011	1980
Bailey Square (1111 W 34th St)	Austin	TX	—	400	21,021	446	—	400	21,467	21,867	2,955	6/25/2008	1975 / 2000
7600 Capital Texas Highway	Austin	TX	—	300	4,557	—	—	300	4,557	4,857	342	12/22/2010	1996
4620 Bellaire Boulevard	Bellaire	TX	—	1,238	11,010	653	—	1,238	11,663	12,901	5,520	5/16/1994	1991
120 Crosspoint Drive	Boerne	TX	—	220	4,926	124	—	220	5,050	5,270	741	2/7/2008	1990
4015 Interstate 45	Conroe	TX	—	620	14,074	74	—	620	14,148	14,768	1,111	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	—	2,300	25,200	452	—	2,300	25,652	27,952	1,468	12/15/2011	1989
7831 Park Lane	Dallas	TX	—	4,709	27,768	6,574	—	4,709	34,342	39,051	10,867	1/11/2002	1990 / 2013
1575 Belvidere	El Paso	TX	—	2,301	13,567	1,548	—	2,301	15,115	17,416	5,174	1/11/2002	1987
96 E. Frederick Rd.	Fredericksburg	TX	—	280	4,866	240	—	280	5,106	5,386	738	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	—	1,135	7,892	—	—	1,135	7,892	9,027	197	12/31/2012	2004
777 North Post Oak Road	Houston	TX	—	5,537	32,647	9,890	—	5,537	42,537	48,074	13,457	1/11/2002	1989 / 2007

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
13215 Dotson Road	Houston	TX	—	990	13,887	—	—	990	13,887	14,877	492	7/17/2012	2007
4770 Regent Blvd	Irving	TX	—	2,830	15,082	10	—	2,830	15,092	17,922	2,090	6/25/2008	1995 / 2000
9812 Slide Road	Lubbock	TX	—	1,110	9,798	—	—	1,110	9,798	10,908	878	6/4/2010	2009
605 Gateway Central / 601 Steve Hawkins Prkway	Marble Falls	TX	—	1,440	7,125	105	—	1,440	7,230	8,670	211	12/19/2012	1994
7150 N. President George Bush Turnpike	North Garland	TX	—	1,981	8,548	—	—	1,981	8,548	10,529	214	12/31/2012	2006
511 Knights Cross Drive	San Antonio	TX	—	1,200	6,500	24	—	1,200	6,524	7,724	764	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	—	1,100	13,900	375	—	1,100	14,275	15,375	1,657	11/17/2009	2003
311 Nottingham West	San Antonio(4)	TX	27,943	4,283	25,256	5,698	—	4,283	30,954	35,237	10,218	1/11/2002	1989 / 2012
5055 West Panther Creek Drive	Woodlands(4)	TX	37,767	3,694	21,782	3,825	—	3,694	25,607	29,301	9,232	1/11/2002	1988 / 1989
900 North Taylor Street	Arlington	VA	—	1,885	16,734	270	—	1,885	17,004	18,889	8,271	7/25/1994	1992
491 Crestwood Drive	Charlottesville(4)	VA	10,030	641	7,633	928	—	641	8,561	9,202	2,144	6/17/1994	1998
2610 Barracks Road	Charlottesville	VA	—	2,976	26,422	431	—	2,976	26,853	29,829	13,118	11/19/2004	1991
1005 Elysian Place	Chesapeake	VA	—	2,370	23,705	105	—	2,370	23,810	26,180	1,649	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	—	160	1,498	774	—	160	2,272	2,432	671	5/30/2003	1987
4001 Fair Ridge Drive	Fairfax	VA	—	2,500	7,147	476	—	2,500	7,623	10,123	1,105	12/22/2008	1990
20 HeartFields Lane	Fredericksburg(4)	VA	10,517	287	8,480	1,265	—	287	9,745	10,032	3,036	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	—	1,103	13,126	1,342	—	1,103	14,468	15,571	3,635	11/19/2004	1996 / 2009
655 Denbigh Boulevard	Newport News(4)	VA	8,024	581	6,921	409	—	581	7,330	7,911	1,851	11/19/2004	1998
885 Kempsville Rd	Norfolk	VA	—	1,780	8,354	657	—	1,780	9,011	10,791	1,139	5/20/2009	1981
6161 Kempsville Rd	Norfolk	VA	—	1,530	9,531	387	—	1,530	9,918	11,448	1,278	12/22/2008	1999
6311 Granby Street	Norfolk	VA	—	1,920	16,538	30	—	1,920	16,568	18,488	1,181	6/20/2011	2005
531 Wythe Creek Road	Poquoson	VA	—	220	2,041	699	—	220	2,740	2,960	794	5/30/2003	1987
9900 Independence Park Drive	Richmond(4)	VA	9,353	326	3,166	—	—	326	3,166	3,492	165	11/22/2011	2005
9930 Independence Park Drive	Richmond(4)	VA	—	604	5,432	—	—	604	5,432	6,036	283	11/22/2011	2005
3000 Skipwith Road	Richmond	VA	—	732	8,717	730	—	732	9,447	10,179	2,340	11/19/2004	1999 / 2010

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
5620 Wesleyan Drive	Virginia Beach	VA	—	893	7,926	501	—	893	8,427	9,320	3,969	5/16/1994	1990
4132 Longhill Road	Williamsburg	VA	—	270	2,468	943	—	270	3,411	3,681	942	5/30/2003	1987
21717 30th Drive SE	Bothell	WA	—	3,012	12,582	—	—	3,012	12,582	15,594	288	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	—	2,627	12,657	—	—	2,629	12,655	15,284	290	2/14/2013	2000
516 Kenosia Avenue South	Kent(4)	WA	6,579	1,300	8,458	54	—	1,300	8,512	9,812	338	7/31/2012	1971
2956 152nd Ave NE	Redmond(4)	WA	12,093	5,120	16,683	683	—	5,120	17,366	22,486	453	1/9/2013	1990 / 2005
555 16th Avenue	Seattle	WA	—	256	4,869	67	—	256	4,936	5,192	2,738	11/1/1993	1964
18740 W. Bluemound Rd.	Brookfield	WI	—	832	3,849	4,087	—	832	7,936	8,768	3,383	12/28/1990	1964 / 2012
3003 West Good Hope Road	Glendale	WI	—	1,500	33,747	—	—	1,500	33,747	35,247	3,586	9/30/2009	1963 / 2003
7007 North Range Line Road	Glendale	WI	—	250	3,797	—	—	250	3,797	4,047	403	9/30/2009	1964 / 2000
215 Washington Street	Grafton	WI	—	500	10,058	—	—	500	10,058	10,558	1,069	9/30/2009	2009
8351 Sheridan Rd	Kenosha	WI	—	750	7,669	112	—	750	7,781	8,531	1,155	1/1/2008	2000
5601 Burke Rd	Madison	WI	—	700	7,461	47	—	700	7,508	8,208	1,118	1/1/2008	2000
10803 N. Port Washington Rd	Mequon(4)	WI	4,272	800	8,388	396	—	800	8,784	9,584	1,326	1/1/2008	1999
701 East Puetz Rd	Oak Creek	WI	—	650	18,396	217	—	650	18,613	19,263	2,801	1/1/2008	2001
W231 N1440 Corporate Court	Pewaukee	WI	—	3,900	41,140	—	—	3,900	41,140	45,040	4,371	9/30/2009	1994
321 Riverside Drive	Pewaukee	WI	—	984	2,432	1,237	—	984	3,669	4,653	1,898	9/10/1998	1963 / 1969
8438 & 8400 Washington Avenue	Racine	WI	—	1,150	22,436	—	—	1,150	22,436	23,586	2,384	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	—	300	975	—	—	300	975	1,275	104	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	—	1,400	35,168	—	—	1,400	35,168	36,568	3,737	9/30/2009	1986
1222 North 23rd Street	Sheboygan	WI	—	120	4,014	—	—	120	4,014	4,134	427	9/30/2009	1987
1125 N Edge Trail	Verona	WI	—	1,365	9,581	264	—	1,365	9,845	11,210	33	11/1/2013	2001 / 2008
1451 Cleveland Avenue	Waukesha	WI	—	68	3,452	3,115	—	68	6,567	6,635	3,467	12/28/1990	1958 / 1995
3289 North Mayfair Road	Wauwatosa	WI	—	2,300	6,245	—	—	2,300	6,245	8,545	664	9/30/2009	1964 / 2000
5301 W. Lincoln Ave	West Allis	WI	—	1,600	20,377	1,008	—	1,600	21,385	22,985	3,168	1/1/2008	2001
503 South 18th Street	Laramie	WY	—	191	3,632	789	—	191	4,421	4,612	2,444	12/30/1993	1964 / 1986

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2013
(Dollars appearing in the table below are in thousands)

				Initial Cost to Company				Cost at December 31, 2013
Address	City	State	Encumbrances	Land	Buildings, Improvements & Equipment	Cost Capitalized Subsequent to Acquisition	Impairment	Land	Buildings, Improvements & Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired(3)	Original Construction / Renovated Date
1901 Howell Ave.	Worland	WY	—	132	2,507	1,230	—	132	3,737	3,869	1,906	12/30/1993	1970 / 1996

	Total		$694,943	$625,794	$4,222,700	$439,354	$(24,223)	$623,756	$4,639,869	$5,263,625	$840,760

Note: The above table excludes properties classified as held for sale as of December 31, 2013.

(1)
Aggregate cost for federal income tax purposes is approximately $5.2 billion.

(2)
We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.

(3)
For assets transferred to us upon our spin off from CommonWealth REIT, or CWH, indicates the dates acquired by CWH, our predecessor.

(4)
These properties are collateral for our $666.9 million of mortgage notes.

(5)
These properties are subject to our $13.3 million of capital leases.

(6)
This property is collateral for our $14.7 million of mortgage bonds.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(Dollars in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and Equipment	Accumulated Depreciation
Balance at December 31, 2010	$3,641,483	$511,225

Additions	951,029	97,103
Disposals	(27,540)	(9,655)
Impairment	(1,190)	(228)

Balance at December 31, 2011	4,563,782	598,445

Additions	460,272	116,772
Disposals	(846)	(8)
Impairment	(3,593)	(522)

Balance at December 31, 2012	5,019,615	714,687

Additions	245,330	126,073
Disposals	—	—
Impairment	(1,320)	—

Balance at December 31, 2013	$5,263,625	$840,760

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST
By:	/s/ DAVID J. HEGARTY
David J. Hegarty President and Chief Operating Officer
Dated: March 3, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. HEGARTY David J. Hegarty	President and Chief Operating Officer	March 3, 2014
/s/ RICHARD A. DOYLE Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 3, 2014
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	March 3, 2014
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	March 3, 2014
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	March 3, 2014
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	March 3, 2014
/s/ FREDERICK N. ZEYTOONJIAN Frederick N. Zeytoonjian	Independent Trustee	March 3, 2014