Form 10-Q
period 2014-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2014-05-05
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares outstanding as of May 2, 2014:  203,722,922.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2014

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.         Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$623,810	$623,756
Buildings and improvements	4,659,525	4,639,869
	5,283,335	5,263,625
Less accumulated depreciation	(873,157)	(840,760)
	4,410,178	4,422,865
Cash and cash equivalents	32,967	39,233
Restricted cash	10,502	12,514
Deferred financing fees, net	26,810	27,975
Acquired real estate leases and other intangible assets, net	96,469	103,494
Other assets	201,742	158,585
Total assets	$4,778,668	$4,764,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$145,000	$100,000
Senior unsecured notes, net of discount	1,093,658	1,093,337
Secured debt and capital leases	695,668	699,427
Accrued interest	21,899	15,839
Assumed real estate lease obligations, net	11,773	12,528
Other liabilities	69,952	66,546
Total liabilities	2,037,950	1,987,677

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 199,700,000 shares authorized, 188,187,580 and 188,167,643 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,882	1,882
Additional paid in capital	3,498,027	3,497,589
Cumulative net income	1,233,562	1,194,985
Cumulative other comprehensive income	6,511	8,412
Cumulative distributions	(1,999,264)	(1,925,879)
Total shareholders’ equity	2,740,718	2,776,989
Total liabilities and shareholders’ equity	$4,778,668	$4,764,666

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$112,055	$111,852
Residents fees and services	79,442	75,056
Total revenues	191,497	186,908

Expenses:
Property operating expenses	77,802	73,679
Depreciation	38,355	37,703
General and administrative	8,290	8,648
Acquisition related costs	122	1,903
Impairment of assets	—	1,304
Total expenses	124,569	123,237

Operating income	66,928	63,671

Interest and other income	105	173
Interest expense	(28,900)	(29,564)
Income from continuing operations before income tax expense and equity in earnings of an investee	38,133	34,280
Income tax expense	(191)	(140)
Equity in (losses) / earnings of an investee	(97)	76
Income from continuing operations	37,845	34,216
Discontinued operations:
Income from discontinued operations	1,300	1,019
Impairment of assets from discontinued operations	(721)	—
Income before gain on sale of properties	38,424	35,235
Gain on sale of properties	156	—
Net income	$38,580	$35,235

Other comprehensive income:
Change in net unrealized (loss) / gain on investments	(1,921)	8,764
Share of comprehensive income (loss) of an investee	19	(8)
Comprehensive income	$36,678	$43,991

Weighted average shares outstanding	188,176	184,605

Income from continuing operations per share	0.21	0.18
Income from discontinued operations per share	—	0.01
Net income per share	$0.21	$0.19

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$38,580	$35,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,355	38,302
Amortization of deferred financing fees and debt discounts	1,456	1,065
Straight line rental income	(1,583)	(1,833)
Amortization of acquired real estate leases and other intangible assets	722	995
Impairment of assets	721	1,304
Gain on sale of properties	(156)	—
Equity in losses / (earnings) of an investee	97	(76)
Change in assets and liabilities:
Restricted cash	2,012	(2,444)
Other assets	3,082	(3,822)
Accrued interest	6,060	5,838
Other liabilities	771	(868)
Cash provided by operating activities	90,117	73,696

Cash flows from investing activities:
Real estate acquisitions and deposits	(50,050)	(73,406)
Real estate improvements	(17,101)	(3,265)
Proceeds from sale of properties	2,400	—
Cash used for investing activities	(64,751)	(76,671)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	261,859
Proceeds from borrowings on revolving credit facility	90,000	—
Repayments of borrowings on revolving credit facility	(45,000)	(190,000)
Repayment of other debt	(3,246)	(3,199)
Payment of deferred financing fees	—	(221)
Distributions to shareholders	(73,386)	(68,857)
Cash used for financing activities	(31,632)	(418)

Decrease in cash and cash equivalents	(6,266)	(3,393)
Cash and cash equivalents at beginning of period	39,233	42,382
Cash and cash equivalents at end of period	$32,967	$38,989
Supplemental cash flow information:
Interest paid	$21,384	$22,660
Income taxes paid	200	81

Non-cash investing activities:
Acquisitions funded by assumed debt	—	(12,266)

Non-cash financing activities:
Assumption of mortgage notes payable	—	12,266
Issuance of common shares	438	582

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, discontinued operations, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, change the criteria for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect the adoption of this update to reduce the number of future property dispositions we make, if any, to be presented as discontinued operations in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2014, we owned 374 properties (400 buildings) located in 40 states and Washington, D.C. We have accounted, or expect to account for the following acquisitions as business combinations unless otherwise noted.

MOB Acquisitions:

In April 2014, we acquired one property (one building) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or an MOB, for approximately $32,658, including the assumption of approximately $15,630 of mortgage debt, and excluding closing costs. This MOB is located in Texas and includes 125,240 square feet of leasable space. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In February 2014, we entered into an agreement to acquire one MOB (two buildings) for approximately $1,125,420, excluding closing costs. This MOB is located in Massachusetts and includes 1,651,037 gross building square feet. The closing of this acquisition is contingent upon various closing conditions; accordingly, we can provide no assurance that we will purchase this property, that this acquisition will not be delayed or that its terms will not change.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Impairment

We periodically evaluate our properties for impairments. Impairment indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the affected property by comparing it to the expected future undiscounted net cash flows to be generated from that property. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.  During the three months ended March 31, 2013, we recorded an impairment of assets charge of $1,304 to reduce the carrying value of one of our properties held for use to its estimated net sale price.

As of March 31, 2014, we had nine senior living communities with 708 units and four MOBs (seven buildings) with 831,499 square feet categorized as properties held for sale. During the three months ended March 31, 2014, we recorded impairment of assets charges of $721 to reduce the carrying value of two MOBs included in discontinued operations to their aggregate estimated net sale price. The 13 properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $25,644 at March 31, 2014. As of December 31, 2013, we had 10 senior living communities with 744 units and four MOBs (seven buildings) with 831,499 square feet categorized as properties held for sale, which were similarly recorded and categorized at March 31, 2014, except that one of the senior living communities was sold in January 2014, as noted below. These properties are included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $27,888 at December 31, 2013. We decided to sell these properties due to underlying conditions in the markets where these properties are located. We classify all properties that meet the criteria outlined in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification, as held for sale in our condensed consolidated balance sheets.

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

	Three Months Ended March 31,
	2014	2013
Rental income	$2,294	$2,521
Property operating expenses	(994)	(903)
Depreciation and amortization	—	(599)
Income from discontinued operations	$1,300	$1,019

In January 2014, we sold a senior living community with 36 units that was previously classified as held for sale for $2,400 and recorded a gain on the sale of this property of approximately $156.

In April 2014, we sold one MOB (one building) for approximately $5,000, excluding closing costs. We will record the gain or loss on this sale during the period ended June 30, 2014 when all of the costs of the sale are known.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

The senior living properties which we are offering for sale do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing.

Note 4.  Unrealized Gain / Loss on Investments

As of March 31, 2014, we owned  250,000 common shares of CommonWealth REIT, or CWH, and  4,235,000 common shares of Five Star Quality Care, Inc., or Five Star, which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our CWH and Five Star shares as of March 31, 2014 ($26.30 and $4.86 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Indebtedness

Our principal debt obligations at March 31, 2014 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021 and (d) $350,000 principal amount at an annual interest rate of 5.625% due 2042; and (3) $678,514 aggregate principal amount of mortgages secured by 48 of our properties (51 buildings) with maturity dates from 2014 to 2043.  The 48 mortgaged properties (51 buildings) had a carrying value of $941,064 at March 31, 2014.  We also had two properties subject to capital leases totaling $13,181 at March 31, 2014; these two properties had a carrying value of $18,534 at March 31, 2014.

In September 2013, we amended the agreement governing our unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders.  As a result of the amendment the stated maturity date of the revolving credit facility was extended from June 24, 2015 to January 15, 2018.  Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The $750,000 maximum amount of our revolving credit facility remained unchanged by the amendment. The revolving credit facility agreement continues to include a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. Under this amendment, the interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  The weighted average interest rate for borrowings under our revolving credit facility was 1.42% for the three months ended March 31, 2014.  We incurred interest expense and other associated costs related to our revolving credit facility of $425 for the three months ended March 31, 2014.  As of March 31, 2014 and May 2, 2014, we had $145,000 and $0 outstanding and $605,000 and $750,000 available under our revolving credit facility, respectively.

Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager.

Our public debt indentures and related supplements and our credit facility agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

In April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889, after underwriting discounts but before expenses. We plan to use the net proceeds of this offering for general business purposes, including funding the pending acquisition described in Note 3.

Note 6.  Shareholders’ Equity

On February 21, 2014, we paid a $0.39 per share, or $73,386, distribution to our common shareholders with respect to our operating results for the quarter ended December 31, 2013.  On April 2, 2014, we declared a quarterly distribution of $0.39 per share, or $73,393, to our common shareholders of record on April 14, 2014, with respect to our operating results for the quarter ended March 31, 2014; we expect to pay this distribution on or about May 21, 2014.

We issued 19,937 common shares to RMR during the three months ended March 31, 2014 and 10,342 shares in April 2014, as part of its compensation under our business management agreement. See Note 10 for further information regarding this agreement.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323,318, after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the pending acquisition described in Note 3.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at March 31, 2014 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets held for sale(1)	$25,644	$—	$25,644	$—
Long-lived assets held and used(2)	$653	$—	$653	$—
Investments in available for sale securities(3)	$27,157	$27,157	$—	$—
Unsecured senior notes(4)	$1,130,343	$1,130,343	$—	$—
Secured debt(5)	$753,953	$—	$—	$753,953

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

(1)       Assets held for sale consist of thirteen of our properties that we expect to sell that are reported at fair value less costs to sell.  We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $41,911 to these properties in order to reduce their book value to fair value.

(2)       Long-lived assets held and used consist of one of our properties for which we reduced the carrying value.  We used broker information and comparable sales transactions (Level 2 inputs) to determine the fair value of this property.  We previously recorded an impairment of assets charge of $1,304 for the three months ended March 31, 2013 for this property in order to reduce its carrying value to the amount stated.

(3)       Our investments in available for sale securities include our 250,000 common shares of CWH and  4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at March 31, 2014 in active markets (Level 1 inputs).

(4)       We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our outstanding four issuances of senior notes (Level 1 inputs) on or about March 31, 2014.  The fair values of these senior note obligations exceed their aggregate book values of $1,093,658 by $36,685 because these notes were trading at a premium to their face amounts.

(5)       We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at March 31, 2014 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, other unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at March 31, 2014 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments:  (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs.  Our triple net and managed senior living communities include independent living communities and assisted living communities and skilled nursing facilities, or SNFs.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2014
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$54,890	$—	$52,763	$4,402	$112,055
Residents fees and services	—	79,442	—	—	79,442
Total revenues	54,890	79,442	52,763	4,402	191,497

Expenses:
Property operating expenses	—	60,788	17,014	—	77,802
Depreciation	15,637	8,155	13,615	948	38,355
General and administrative	—	—	—	8,290	8,290
Acquisition related costs	—	—	—	122	122
Total expenses	15,637	68,943	30,629	9,360	124,569

Operating income (loss)	39,253	10,499	22,134	(4,958)	66,928

Interest and other income	—	—	—	105	105
Interest expense	(6,388)	(2,988)	(1,337)	(18,187)	(28,900)
Income (loss) before income tax expense and equity in earnings of an investee	32,865	7,511	20,797	(23,040)	38,133
Income tax expense	—	—	—	(191)	(191)
Equity in losses of an investee	—	—	—	(97)	(97)
Income (loss) from continuing operations	32,865	7,511	20,797	(23,328)	37,845
Discontinued operations:
Income from discontinued operations	—	—	1,300	—	1,300
Impairment of assets from discontinued operations	—	—	(721)	—	(721)
Income (loss) before gain on sale of properties	32,865	7,511	21,376	(23,328)	38,424
Gain on sale of properties	156	—	—	—	156
Net income (loss)	$33,021	$7,511	$21,376	$(23,328)	$38,580

Total assets	$1,843,510	$949,468	$1,717,000	$268,689	$4,778,667

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2013
	Triple Net Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated
Revenues:
Rental income	$56,765	$—	$50,683	$4,404	$111,852
Residents fees and services	—	75,056	—	—	75,056
Total revenues	56,765	75,056	50,683	4,404	186,908

Expenses:
Property operating expenses	—	57,904	15,775	—	73,679
Depreciation	16,917	6,849	12,989	948	37,703
General and administrative	—	—	—	8,648	8,648
Acquisition related costs	—	—	—	1,903	1,903
Impairment of assets	—	—	—	1,304	1,304
Total expenses	16,917	64,753	28,764	12,803	123,237

Operating income (loss)	39,848	10,303	21,919	(8,399)	63,671

Interest and other income	—	—	—	173	173
Interest expense	(6,463)	(3,068)	(1,348)	(18,685)	(29,564)
Income (loss) before income tax expense and equity in earnings of an investee	33,385	7,235	20,571	(26,911)	34,280
Income tax expense	—	—	—	(140)	(140)
Equity in earnings of an investee	—	—	—	76	76
Income (loss) from continuing operations	33,385	7,235	20,571	(26,975)	34,216
Discontinued operations:
Income from discontinued operations	—	—	1,019	—	1,019
Net income (loss)	$33,385	$7,235	$21,590	$(26,975)	$35,235

Total assets	$1,937,795	$954,155	$1,728,516	$190,803	$4,811,269

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 42.1% of our rental income for the three months ended March 31, 2014, and the properties Five Star leases from us represented 40.0% of our investments, at cost, as of March 31, 2014.  As of March 31, 2014, Five Star also managed 44 senior living communities for our account.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Subject to the information in the following paragraph, financial information about Five Star may be found on the website of the Securities and Exchange Commission, or SEC, by entering Five Star’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to Five Star’s financial information on this external website is presented to comply with applicable accounting guidance of the SEC. Except for such financial information contained therein as is included herein under such guidance, Five Star’s public filings and other information located in external websites are not incorporated by reference into these financial statements.

In April 2014, Five Star filed with the SEC an amended Annual Report on Form 10-K for the year ended December 31, 2012 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 that restated its financial results for 2011, 2012 and the first and second quarters of 2013 to correct certain errors in the accounting for income taxes and other errors contained in its previously filed financial reports for those periods.  In addition, in April 2014, Five Star filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.  In those filings, Five Star disclosed that, as a result of the matters discussed above, Five Star has material weaknesses in its internal control over financial reporting, that Five Star is currently in the process of developing a remediation plan for the material weaknesses, and that Five Star expects the remediation of the material weaknesses to be completed before December 31, 2014.  Five Star has not yet filed its Annual Report on Form 10-K for the year ended December 31, 2013.  Five Star has publicly disclosed that it is in the process of preparing its Annual Report on Form 10-K for the year ended December 31, 2013.  However, there is no assurance as to when that report will be completed and filed with the SEC.

See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

Five Star:  Five Star was formerly our 100% owned subsidiary. Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages several senior living communities for us. In 2001, we distributed substantially all of Five Star’s then outstanding shares of common stock to our shareholders. As of March 31, 2014, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.7% of Five Star’s outstanding shares of common stock. One of our Managing Trustees, Mr. Barry Portnoy, is a managing director of Five Star. RMR provides management services to both us and Five Star. Five Star’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR.

As of March 31, 2014, we leased 186 senior living communities to Five Star. Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star’s total minimum annual rent payable to us as of March 31, 2014 was $190,614, excluding percentage rent. We recognized total rental income from Five Star of $47,506 and $49,444 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 and 2013, our rents receivable from Five Star were $15,835 and $17,620, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets. We had deferred estimated percentage rent under our Five Star leases of $1,416 and $1,254 for the three months ended March 31, 2014 and 2013, respectively. We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met. During the three months ended March 31, 2014 and 2013, pursuant to the terms of our leases with Five Star, we purchased $8,614 and $8,171, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $689 and $654, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In June 2013, we and Five Star agreed to offer for sale 11 senior living communities we lease to Five Star. Five Star’s rent payable to us will be reduced if and as these sales may occur pursuant to terms set in our leases with Five Star. In August 2013, we sold one of these communities, a SNF, with 112 living units, for a sales price of $2,550, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $255, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. In January 2014, we sold one senior living community located in Texas with 36 assisted living units, for a sale price of $2,400, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $210, or 8.75% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. We can provide no assurance that the remaining nine senior living communities which we and Five Star have agreed to offer for sale will be sold, when any sales may occur or what the terms of any sales may provide.

Five Star began managing communities for our account in 2011 in connection with our acquisition of certain senior living communities at that time. We have since acquired additional communities that are being managed by Five Star. As of March 31, 2014, Five Star managed 44 senior living communities for our account. We lease our senior living communities that are managed by Five Star that include assisted living units or SNFs to our TRSs, and Five Star manages these communities pursuant to long term management agreements.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement, combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. The management agreements that are included in each of our pooling agreements are on substantially similar terms. Each of our first and second AL Pooling Agreements includes 20 identified communities. The third AL Pooling Agreement currently includes the management agreement for a community we acquired in November 2013. The IL Pooling Agreement currently includes management agreements for two communities that have only independent living units. The senior living community in New York described below that Five Star manages for our account is not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star’s incentive fees. We incurred management fees of $2,425 and $2,295 for the three months ended March 31, 2014 and 2013, respectively, with respect to the communities Five Star manages. These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

We may enter into additional management arrangements with Five Star for our senior living communities and we may add the management agreements to our existing pooling agreements or enter into additional pooling agreements with Five Star.

RMR:  We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of our MOBs.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR. A majority of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $6,682 and $6,550 for the three months ended March 31, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 30,279 of our common shares to RMR for the three months ended March 31, 2014 as payment for 10% of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,638 and $1,600 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

AIC:  We, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own approximately 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program currently expires in June 2014, and we may determine to renew our participation in this program at that time. As of March 31, 2014, we have invested $5,209 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,835 and $5,913 as of March 31, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized a loss of $97 and income of $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. In April 2014, as a result of the change in control of CWH and in accordance with the terms of the shareholders agreement, we provided notice of exercise of our right to purchase shares of AIC CWH then owned.  We expect that we and the other non-CWH shareholders will purchase pro rata all of the AIC shares CWH owns.  As such, we expect to purchase 2,857 of those shares for $825, and that following these purchases, we and the other remaining six shareholders will then each own approximately 14.3% of AIC.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three months ended March 31, 2014 and 2013, we recognized income tax expense of $191 and $140, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law. At March 31, 2014, we owned 374 properties (400 buildings) located in 40 states and Washington, D.C., including 13 properties (16 buildings) classified as held for sale.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $5.3 billion, excluding properties classified as held for sale. As of March 31, 2014, 96% of our net operating income, or NOI, came from properties where a majority of the charges are paid from private resources.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

(As of March 31, 2014)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(2)	% of Total Investment	Investment per Unit / Bed or Square Foot(3)	Q1 2014 NOI(4)	% of Q1 2014 NOI
Facility Type
Independent living(5)	62	15,176		$1,887,400	35.8%	$124,367	$40,202	35.5%
Assisted living(5)	155	11,495		1,350,806	25.5%	$117,512	28,840	25.4%
Nursing homes(5)	47	4,919		203,331	3.8%	$41,336	4,447	3.9%
Subtotal senior living communities	264	31,590		3,441,537	65.1%	$108,944	73,489	64.8%
MOBs	96	7,881,797	sq. ft.	1,671,276	31.5%	$212	35,747	31.4%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%	$222	4,402	3.8%
Total	370			$5,292,830	100.0%		$113,638	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	89	6,590		691,244	13.1%	$104,893	14,594	12.9%
Five Star (Lease No. 2)	51	7,200		684,775	12.9%	$95,108	15,618	13.8%
Five Star (Lease No. 3)	17	3,281		353,067	6.7%	$107,610	8,552	7.6%
Five Star (Lease No. 4)	29	3,335		388,733	7.3%	$116,562	8,686	7.6%
Subtotal Five Star	186	20,406		2,117,819	40.0%	$103,784	47,450	42.0%
Sunrise / Marriott(6)	4	1,619		126,326	2.4%	$78,027	3,133	2.8%
Brookdale	18	894		61,122	1.2%	$68,369	1,754	1.4%
6 private senior living companies (combined)	12	1,620		95,313	1.8%	$58,835	2,499	2.2%
Managed senior living communities(7)	44	7,051		1,040,957	19.7%	$147,633	18,653	16.5%
Subtotal senior living communities	264	31,590		3,441,537	65.1%	$108,944	73,489	64.8%
Multi-tenant MOBs	96	7,881,797	sq. ft.	1,671,276	31.5%	$212	35,747	31.4%
Wellness centers	10	812,000	sq. ft.	180,017	3.4%	$222	4,402	3.8%
Total	370			$5,292,830	100.0%		$113,638	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage(9)		Occupancy
	2013	2012	2013	2012
Five Star (Lease No. 1)	NA	1.24x	84.3%	85.4%
Five Star (Lease No. 2)	NA	1.24x	81.6%	82.4%
Five Star (Lease No. 3)	NA	1.67x	87.8%	88.9%
Five Star (Lease No. 4)	NA	1.20x	86.4%	85.9%
Subtotal Five Star	NA	1.31x	84.2%	85.0%
Sunrise / Marriott(6)	1.91x	1.91x	92.3%	93.4%
Brookdale	2.51x	2.41x	95.1%	94.8%
6 private senior living companies (combined)	1.94x	2.28x	85.1%	83.1%
Managed senior living communities(7)	NA	NA	87.4%	87.4%
Subtotal senior living communities	NA	1.42x	85.7%	86.2%
Multi-tenant MOBs	NA	NA	94.9%	92.7%
Wellness centers	2.18x	2.21x	100.0%	100.0%
Total	NA	1.48x

(1)             Excludes properties classified in discontinued operations.

(2)             Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of March 31, 2014 for senior living communities classified as held for sale in the amount of $9,495, which is included in Other Assets on the Condensed Consolidated Balance Sheets.

(3)             Represents investment carrying value divided by the number of living units, beds or leased square feet at March 31, 2014.

(4)             Net operating income, or NOI, is defined and calculated by reportable segment and reconciled to net income below in this Item 2.

(5)             Senior living properties are categorized by the type of living units or beds which constitute a the largest number of the living units or beds at the property.

(6)             Marriott International, Inc. guarantees the lessee’s obligations under these leases.

(7)             These 44 managed senior living communities are managed by Five Star.  The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through March 31, 2014 was 87.8%.

(8)             Operating data for multi-tenant MOBs are presented as of March 31, 2014 and 2013; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2013 and 2012, or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(9)             Five Star has not filed its Annual Report on Form 10-K for the year ended December 31, 2013, or the Five Star 2013 Form 10-K, with the SEC due to certain errors identified by Five Star’s management in connection with the preparation of its SEC periodic reports for prior periods.  Because we do not yet know what impact these errors will have on Five Star’s results to be reported in the Five Star 2013 Form 10-K, we do not report rent coverage for the 12 months ended December 31, 2013 for this tenant or the portfolio as a whole.

The following tables set forth information regarding our lease expirations as of March 31, 2014 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Senior				Annualized	Annualized
	Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring	Expiring

2014	$—	$15,383	$—	$15,383	3.4%	3.4%
2015	1,867	22,202	—	24,069	5.3%	8.7%
2016	—	24,592	—	24,592	5.4%	14.1%
2017	44,694	25,597	—	70,291	15.3%	29.4%
2018	14,607	24,502	—	39,109	8.5%	37.9%
2019	599	31,679	—	32,278	7.0%	44.9%
2020	—	15,936	—	15,936	3.5%	48.4%
2021	1,424	5,686	—	7,110	1.6%	50.0%
2022	—	5,811	—	5,811	1.3%	51.3%
Thereafter	166,907	39,214	17,536	223,657	48.7%	100.0%
Total	$230,098	$210,602	$17,536	$458,236	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  7.9 years

(1)                   Annualized rental income is rents pursuant to existing leases as of March 31, 2014, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)                   Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended March 31, 2014, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2014 — 2.9%; 2015 — 4.5%; 2016 — 4.6%, 2017 — 13.2%; 2018 — 7.3%; 2019 — 6.1%; 2020 — 3.0%; 2021 — 1.3%; 2022 — 1.1% and thereafter — 56.0%. In addition, if our leases to our TRSs are included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.8 years.

						Cumulative
					Percent of	Percentage
					Total	of Number
	Number of Tenants (1)				Number of	of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities(2)	MOBs	Centers	Total	Expiring	Expiring

2014	—	108	—	108	18.0%	18.0%
2015	2	101	—	103	17.2%	35.2%
2016	—	84	—	84	14.0%	49.2%
2017	2	84	—	86	14.4%	63.6%
2018	1	76	—	77	12.9%	76.5%
2019	1	43	—	44	7.4%	83.9%
2020	—	29	—	29	4.8%	88.7%
2021	1	16	—	17	2.8%	91.5%
2022	—	15	—	15	2.5%	94.0%
Thereafter	5	29	2	36	6.0%	100.0%
Total	12	585	2	599	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
Year	Triple Net Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2014	—	0.0%	0.0%	423,149	—	423,149	5.1%	5.1%
2015	243	1.0%	1.0%	896,693	—	896,693	10.8%	15.9%
2016	—	0.0%	1.0%	1,027,528	—	1,027,528	12.4%	28.3%
2017	4,229	17.2%	18.2%	981,795	—	981,795	11.8%	40.1%
2018	1,619	6.6%	24.8%	728,180	—	728,180	8.8%	48.9%
2019	175	0.7%	25.5%	996,270	—	996,270	12.0%	60.9%
2020	—	0.0%	25.5%	744,192	—	744,192	9.0%	69.9%
2021	361	1.5%	27.0%	218,647	—	218,647	2.6%	72.5%
2022	—	0.0%	27.0%	194,244	—	194,244	2.3%	74.8%
Thereafter	17,912	73.0%	100.0%	1,275,272	812,000	2,087,272	25.2%	100.0%
Total	24,539	100.0%		7,485,970	812,000	8,297,970	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes 7,051 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2014 — 0.0%, 2015 — 0.8%; 2016 — 0.0%; 2017 — 13.4%; 2018 — 5.1%; 2019 — 0.6%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0% and thereafter — 79.0%.

During the three months ended March 31, 2014, we entered into MOB lease renewals for 54,000 square feet and new leases for 37,000 square feet, at weighted average rental rates that were 5.2% below rents previously charged for the same space.  These leases produce average net annual rent of $33.27 per square foot.  Average lease terms for leases entered into during the first quarter of 2014 were 5.7 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the first quarter of 2014 totaled $2.0 million, or $21.56 per square foot on average (approximately $3.78 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities and SNFs.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended March 31,
	2014	2013

Revenues:
Triple net senior living communities	$54,890	$56,765
Managed senior living communities	79,442	75,056
MOBs	52,763	50,683
All other operations	4,402	4,404
Total revenues	$191,497	$186,908

Net income:
Triple net senior living communities	$33,021	$33,385
Managed senior living communities	7,511	7,235
MOBs	21,376	21,590
All other operations	(23,328)	(26,975)
Net income	$38,580	$35,235

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the first quarter 2014 results against the comparable 2013 period.

Triple net senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Total properties	220	224	219	219
# of units / beds	24,539	25,044	24,389	24,389
Tenant operating data(2)
Occupancy	85.2%	85.6%	85.1%	85.9%
Rent coverage(3)	NA	1.40x	NA	1.42x

(1)       Consists of triple net senior living communities we have owned continuously since January 1, 2013.

(2)       All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)       As noted above, because Five Star has not yet filed the Five Star 2013 Form 10-K. As a result, we do not report rent coverage for the 12 months ended December 31, 2013 for this tenant or the portfolio as a whole.

Triple net senior living communities, all properties:

	Three Months Ended March 31,
	2014	2013	Change	% Change

Rental income	$54,890	$56,765	$(1,875)	(3.3)%
Net operating income (NOI)	54,890	56,765	(1,875)	(3.3)%

Depreciation expense	(15,637)	(16,917)	1,280	7.6%
Operating income	39,253	39,848	(595)	(1.5)%

Interest expense	(6,388)	(6,463)	75	1.2%
Gain on sale of properties	156	—	156	—
Net income	$33,021	$33,385	$(364)	(1.1)%

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

Rental income.  Rental income decreased primarily due to the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013 and a senior living community in the first quarter of 2014. This decrease was partially offset by our purchase of one senior living community and our purchase of approximately $35,822 of improvements made to our properties that are leased by Five Star since January 1, 2013. Rental income increased year over year on a comparable property basis by $989, primarily as a result of our improvement purchases at certain of the 219 communities we have owned continuously since January 1, 2013 and the resulting increased rent, pursuant to the terms of the leases.

Net operating income.  NOI decreased because of the changes in rental income described above.  We do not incur property operating expenses at our triple net senior living communities, as these expenses are paid by our tenants. Accordingly, rental income is the same as NOI. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013 and a senior living community in the first quarter of 2014. This decrease was partially offset by our purchase of one senior living community and our purchase of improvements made to our properties that are leased by Five Star since January 1, 2013.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt, partially offset by mortgage debt we assumed in connection with our acquisition of a triple net leased senior living community in January 2013.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Total properties	44	39	39	39
# of units / beds	7,051	6,678	6,678	6,678
Occupancy:	88.8%	87.1%	88.6%	87.1%
Average monthly rate	$4,228	$4,296	$4,274	$4,296

(1)       Consists of managed senior living communities we have owned continuously since January 1, 2013.

Managed senior living communities, all properties:

	Three Months Ended March 31,
	2014	2013	Change	% Change

Residents fees and services	$79,442	$75,056	$4,386	5.8%
Property operating expenses	(60,788)	(57,904)	(2,884)	(5.0)%
Net operating income (NOI)	18,654	17,152	1,502	8.8%

Depreciation expense	(8,155)	(6,849)	(1,306)	(19.1)%
Operating income	10,499	10,303	196	1.9%

Interest expense	(2,988)	(3,068)	80	2.6%
Net income	$7,511	$7,235	$276	3.8%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relates to the acquisition of five managed senior living communities since January 1, 2013.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of five managed senior living communities since January 1, 2013.

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since January 1, 2013.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of regularly scheduled amortization of our mortgage debts.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2013):

	Three Months Ended March 31,
	2014	2013	Change	% Change

Residents fees and services	$75,858	$75,056	$802	1.1%
Property operating expenses	(57,890)	(57,838)	(52)	(0.1)%
Net operating income (NOI)	17,968	17,218	750	4.4%

Depreciation expense	(7,437)	(6,847)	(590)	(8.6)%
Operating income	10,531	10,371	160	1.5%

Interest expense	(2,988)	(3,068)	80	2.6%
Net income	$7,543	$7,303	$240	3.3%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy at the 39 communities we have owned continuously since January 1, 2013.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased slightly, principally because of increases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Total properties	96	93	90	90
Total buildings	119	115	112	112
Total square feet(3)	7,882	7,712	7,497	7,497
Occupancy(4)	95.0%	94.5%	94.8%	94.3%

(1)       Excludes properties classified in discontinued operations.

(2)       Consists of MOBs we have owned continuously since January 1, 2013.

(3)       Prior periods exclude space remeasurements made subsequent to those periods.

(4)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2014	2013	Change	% Change

Rental income	$52,763	$50,683	$2,080	4.1%
Property operating expenses	(17,014)	(15,775)	(1,239)	(7.9)%
Net operating income (NOI)	35,749	34,908	841	2.4%

Depreciation / amortization expense	(13,615)	(12,989)	(626)	(4.8)%
Operating income	22,134	21,919	215	1.0%

Interest expense	(1,337)	(1,348)	11	0.8%
Income from continuing operations	20,797	20,571	226	1.1%
Discontinued operations:
Income from discontinued operations	1,300	1,019	281	27.6%
Impairment of assets from discontinued operations	(721)	—	(721)	100.0%
Net (loss) income	$21,376	$21,590	$(214)	1.0%

Rental income.  Rental income increased primarily because of rents from six MOBs (seven buildings) we acquired for approximately $117,475 since January 1, 2013.  Rental income includes non-cash straight line rent adjustments totaling $1,478 and $1,538 and net amortization of approximately $(777) and $(974) of above and below market lease adjustments for the three months ended March 31, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since January 1, 2013.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since January 1, 2013.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debts.

Income from discontinued operations. Income from discontinued operations relates to the four MOBs (seven buildings) classified as held for sale as of March 31, 2014. The increase in income is primarily due to no longer depreciating the assets as of the date they met the held for sale criteria established under GAAP.

Impairment of assets from discontinued operations. During the three months ended March 31, 2014, we recorded impairment of assets charges of $721 to reduce the carrying value of two of our MOBs (five buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2013)(1):

	Three Months Ended March 31,
	2014	2013	Change	% Change

Rental income	$49,894	$49,485	$409	0.8%
Property operating expenses	(16,493)	(15,597)	(896)	(5.7)%
Net operating income (NOI)	33,401	33,888	(487)	(1.4)%

Depreciation / amortization expense	(12,583)	(12,691)	108	0.9%
Operating income	20,818	21,197	(379)	(1.8)%

Interest expense	(1,337)	(1,348)	11	0.8%
Net income	$19,481	$19,849	$(369)	(1.9)%

(1)       Excludes properties classified in discontinued operations.

Rental income.  Rental income increased slightly as a result of an increase in same store occupancy from 94.4% at March 31, 2013 to 94.8% at March 31, 2014. Rental income includes non-cash straight line rent adjustments totaling $1,273 and $1,500 and net amortization of approximately $(686) and $(939) of above and below market lease adjustments for the three months ended March 31, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased principally because of increases in utility expenses from unusually cold temperatures, landscaping (which includes snow removal), repairs and maintenance expense and other direct costs of operating properties experienced during the 2014 period.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired in place real estate leases and obligations that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debts.

All other operations: (1)

	Three Months Ended March 31,
	2014	2013	Change	% Change

Rental income	$4,402	$4,404	$(2)	(0.0)%

Expenses:
Depreciation	(948)	(948)	—	—
General and administrative	(8,290)	(8,648)	358	(4.1)%
Acquisition related costs	(122)	(1,903)	1,781	(93.6)%
Impairment of assets	—	(1,304)	1,304	(100.0)%
Total expenses	(9,360)	(12,803)	3,443	(26.9)%
Operating loss	(4,958)	(8,399)	3,441	41.0%

Interest and other income	105	173	(68)	(39.3)%
Interest expense	(18,187)	(18,685)	498	2.7%
Loss before income tax expense and equity in earnings of an investee	(23,040)	(26,911)	3,871	14.4%
Income tax expense	(191)	(140)	(51)	(36.4)%
Equity in (losses) / earnings of an investee	(97)	76	(173)	227.6%
Net loss	$(23,328)	$(26,975)	$3,647	13.5%

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, home office business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $138 and $365 for the three months ended March 31, 2014 and 2013, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended March 31, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended March 31, 2014 and 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses decreased principally as a result of a decline in professional fees for the 2014 period compared to 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2014 and 2013. Acquisition related costs decreased as a result of less senior living and MOB acquisition activity during the three months ended March 31, 2014 than the prior year period.

Impairment of assets.  During the three months ended March 31, 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated net sale price.

Interest and other income.  The decline in interest and other income reflects reduced interest earned as a result of less investable cash for the 2014 period compared with the 2013 period.

Interest expense.  Interest expense decreased due to lower borrowing costs and fees under our amended revolving credit facility.

Equity in (losses) / earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings / losses from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three months ended March 31, 2014 and 2013.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, gain or loss on early extinguishment of debt, gain or loss on lease terminations, estimated business management incentive fees and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2014 and 2013 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended March 31,
	2014	2013
Net income	$38,580	$35,235
Depreciation expense from continuing operations	38,355	37,703
Depreciation expense from discontinued operations	—	599
Gain on sale of properties	(156)	—
Impairment of assets	—	1,304
Impairment of assets from discontinued operations	721	—
FFO	77,500	74,841
Estimated business management incentive fees(1)	—	75
Acquisition related costs from continuing operations	122	1,903
Percentage rent adjustment(2)	2,500	2,200
Normalized FFO	$80,122	$79,019

Weighted average shares outstanding	188,176	184,605

FFO per share	$0.41	$0.41
Normalized FFO per share	$0.43	$0.43
Net income per share	$0.21	$0.19
Distributions declared per share	$0.39	$0.39

(1)       Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual Normalized FFO per share, and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, SNH recognizes estimated business management incentive fee expense each quarter.  Although SNH recognizes this expense each quarter for purposes of calculating net income, SNH does not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to current period Normalized FFO calculation.

(2)       In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies are met and the income is earned.  Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in our calculation of Normalized FFO for each quarter of the year.  The fourth quarter Normalized FFO calculation excludes the amounts included during the first three quarters.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Reconciliation of NOI to Net Income:
Triple net communities NOI	$54,890	$56,765
Managed communities NOI	18,654	17,152
MOB NOI	35,749	34,908
All other operations NOI	4,402	4,404
Total NOI	113,695	113,229
Depreciation expense	(38,355)	(37,703)
General and administrative expense	(8,290)	(8,648)
Acquisition related costs	(122)	(1,903)
Impairment of assets	—	(1,304)
Operating income	66,928	63,671

Interest and other income	105	173
Interest expense	(28,900)	(29,564)
Income before income tax expense and equity in earnings of an investee	38,133	34,280
Income tax expense	(191)	(140)
Equity in (losses) / earnings of an investee	(97)	76
Income from continuing operations	37,845	34,216
Income from discontinued operations	1,300	1,019
Loss on impairment from discontinued operations	(721)	—
Income before gain on sale of assets	38,424	35,235
Gain on sale of assets	156	—
Net income	$38,580	$35,235

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the three months ended March 31, 2014 and 2013, we generated $90.1 million and $73.7 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At March 31, 2014, we had $33.0 million of cash and cash equivalents and $605.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and for other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of March 31, 2014. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.42%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.42% for the three months ended March 31, 2014.  As of March 31, 2014 and May 2, 2014, we had $145,000 and $0 outstanding and $605,000 and $750,000 available under our revolving credit facility, respectively. For more information, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In April 2014, we acquired one MOB (one building) for approximately $32,658, including the assumption of approximately $15,630 of mortgage debt, and excluding closing costs. The MOB is located in Texas and includes 125,240 square feet. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In February 2014, we entered into an agreement to acquire one MOB (two buildings) for approximately $1,125,420, excluding closing costs. The MOB is located in Massachusetts and includes 1,651,037 gross building square feet. The closing of this acquisition is contingent upon closing conditions; accordingly, we can provide no assurance that we will purchase this property, that this acquisition will not be delayed or that its terms will not change.

As of March 31, 2014, we had 13 properties (16 buildings) held for sale, including nine senior living communities with 708 units and four MOBs (seven buildings) with 831,499 square feet. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. In aggregate, the nine senior living communities that are held for sale receive a majority of their revenues from Medicare / Medicaid payments. All nine of these communities are leased to Five Star and our rents from Five Star will be reduced if and as these sales occur, as determined pursuant to our leases with Five Star. During the three months ended March 31, 2014, we recorded impairment of assets charges of $0.7 million to reduce the carrying value of 2 MOBs included in discontinued operations to their estimated net sale prices. The 13 properties have a net book value (after impairment) of $26.2 million as of March 31, 2014. We are in the process of offering these 13 properties for sale, but we can provide no assurance as to when or if sales of these properties will occur or what the terms of any sale may provide. For more information about these completed and pending acquisitions and potential sales, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

During the three months ended March 31, 2014, pursuant to the terms of our existing leases with Five Star, we purchased $8.6 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.7 million.  We used cash on hand to fund these purchases.

During the three months ended March 31, 2014 and 2013, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
MOB tenant improvements(1) (2)	$1,807	$232
MOB leasing costs(1) (3)	684	312
MOB building improvements(1) (4)	1,172	632
Managed senior living communities capital improvements	2,432	2,740
Development, redevelopment and other activities(5)	2,423	2,636
Total capital expenditures	$8,518	$6,552

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

During the three months ended March 31, 2014, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	37	54	91
Total leasing costs and concession commitments(1)	$1,245	$717	$1,962
Total leasing costs and concession commitments per square foot(1)	$33.65	$13.30	$21.56
Weighted average lease term (years)(2)	7.7	5.0	5.7
Total leasing costs and concession commitments per square foot per year(1)	$4.37	$2.66	$3.78

(1)         Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)         Weighted based on annualized rental income pursuant to existing leases as of March 31, 2014, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

On April 2, 2014, we declared a quarterly distribution of $0.39 per share, or $73.4 million, to our common shareholders of record on April 14, 2014, with respect to our operating results for the quarter ended March 31, 2014; we expect to pay this distribution on or about May 21, 2014 using cash on hand and borrowings under our revolving credit facility.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323.3 million, after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the pending acquisition described above.

In April 2014, we sold $400.0 million of 3.25% senior unsecured notes due 2019 and $250.0 million of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644.9 million, after underwriting discounts but before expenses. We plan to use the net proceeds of this offering for general business purposes, including funding the pending acquisition described above.

Simultaneous with entering the agreement to acquire the MOB in Boston, MA, we received a term loan commitment for $800.0 million from Jefferies Finance, LLC and Wells Fargo Bank, N.A. We expect that the term loan will have an interest rate of LIBOR plus 140 basis points, will mature five years from closing and can be repaid in part or whole at any time without penalty. We intend to utilize approximately $350.0 million of the commitment and may not draw the balance. The term loan is expected to be syndicated to a group of banks, and the term loan is expected to close during the second quarter of 2014. The actual amount of the term loan may change depending on our funding needs at the time of closing. The commitments which we received for the term loan are subject to various conditions, including mutually satisfactory documentation. There can be no assurance that all those conditions, some of which are beyond our control, will be satisfied, that the terms of the term loan described in the commitments will not change, or that the term loan will be available to us timely or at all.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2014 were: (1) outstanding borrowings under our $750.0 million unsecured revolving credit facility; (2) four public issuances of unsecured senior notes, including: (a) $250.0 million principal amount due 2016 at an annual interest rate of 4.30%, (b) $200.0 million principal amount due 2020 at an annual interest rate of 6.75%, (c) $300.0 million principal amount due 2021 at an annual interest rate of 6.75% and (d) $350.0 million principal amount due 2042 at an annual interest rate of 5.625%; and (3) $678.5 million aggregate principal amount of mortgages secured by 51 of our properties with maturity dates from 2014 to 2043. We had $145.0 million outstanding under our unsecured revolving credit facility as of March 31, 2014. We also have two properties encumbered by capital leases totaling $13.2 million at March 31, 2014.  Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2014, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; and we, RMR, Five Star, CWH and four other companies to which RMR provides management services each currently own approximately 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with Five Star and D&R Yonkers LLC and its owners and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of March 31, 2014, approximately 96% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 4% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. We and our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in assisted living communities, and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, issued updated Medicare prospective payment system rates for SNFs effective October 1, 2013, which CMS estimates will result in a net increase of approximately 1.3% in aggregate Medicare payments for SNFs in federal fiscal year 2014. As of March 26, 2014, 19 states have elected not to broaden Medicaid eligibility under the the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and five remain undecided; those states that ultimately choose not to participate in Medicaid expansion will forgo the federal funds that would otherwise be available for that purpose.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates in the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by up to 24% effective April 1, 2015. Additionally, PAMA established a SNF value-based purchasing program. Under this program, the United States Department of Health and Human Services will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017. Beginning in federal fiscal year 2019, SNFs will face a two percent withholding of SNF payments and will receive incentive payments based on the higher of their performance or improvement on certain hospital readmission measures. The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, and the federal payments to states for Medicaid programs.

The ACA includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms, and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and managers. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants’ costs, including the rents and management fees that they pay, our future financial results could be adversely and materially affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2013. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2014, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$350,000	5.625%	$19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	291,550	6.71%	19,563	2019	Monthly
Mortgages	87,233	5.924%	5,168	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	45,493	6.54%	2,975	2017	Monthly
Mortgages	35,940	5.83%	2,095	2014	Monthly
Mortgages	29,972	6.015%	1,803	2015	Monthly
Mortgages	12,699	5.66%	719	2015	Monthly
Mortgages	12,319	6.25%	770	2016	Monthly
Mortgages	12,041	6.25%	753	2015	Monthly
Mortgages	11,424	6.37%	727	2015	Monthly
Mortgages	11,197	6.15%	689	2017	Monthly
Mortgages	9,367	6.73%	630	2018	Monthly
Mortgages	9,315	5.95%	554	2038	Monthly
Mortgages	6,523	5.81%	379	2015	Monthly
Mortgages	6,332	5.97%	378	2016	Monthly
Mortgages	5,696	5.86%	334	2017	Monthly
Mortgages	4,993	5.65%	282	2015	Monthly
Mortgages	4,653	4.38%	204	2043	Monthly
Mortgages	4,477	5.81%	260	2015	Monthly
Mortgages	3,421	6.25%	214	2033	Monthly
Mortgages	2,938	7.31%	215	2022	Monthly
Mortgages	2,786	5.88%	164	2015	Monthly
Mortgages	1,448	7.85%	114	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$1,778,514		$106,975

(1)       The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases and excludes $400.0 million principal balance of our 3.25% senior notes due 2019 and $250.0 million principal balance of our 4.75% senior notes due 2024 issued by us in April 2014, and an $800.0 million term loan commitment in connection with the acquisition of one MOB (two buildings).  Also excludes secured fixed rate debt of $15.6 million with an interest rate of 6.28% assumed in connection with the acquisition of one MOB in April 2014.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $10.7 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2014, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $26.1 million.

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

Our only current floating rate obligations are under our $750.0 million unsecured revolving credit facility and we had $145.0 million of borrowings outstanding as of March 31, 2014 under that credit facility. Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019. No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2014:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At March 31, 2014	1.42%	$145,000	$2,059	$0.01
100 basis point increase	2.42%	$145,000	$3,509	$0.02

(1)       Weighted based on the outstanding borrowings for the three months ended March 31, 2014.

(2)       Based on weighted average number of shares outstanding for the three months ended March 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2014 if we had fully drawn our revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At March 31, 2014	1.42%	$750,000	$10,650	$0.06
100 basis point increase	2.42%	$750,000	$18,150	$0.10

(1)       Weighted based on the outstanding borrowings as of March 31, 2014 assuming we were fully drawn on our revolving credit facility.

(2)       Based on weighted average number of shares outstanding for the three months ended March 31, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND MANAGES ALL OF OUR MANAGED SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  CONTINGENCIES IN OUR ACQUISITION AND SALES AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING PROPERTY SALES OR PENDING ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q DESCRIBES CERTAIN EXPECTED TERMS OF AN $800 MILLION TERM LOAN ON WHICH WE EXPECT TO DRAW APPROXIMATELY $350 MILLION IN CONNECTION WITH OUR ACQUISITION OF A MOB IN BOSTON. THE COMMITMENTS WHICH WE RECEIVED FOR THE TERM LOAN ARE SUBJECT TO VARIOUS CONDITIONS, INCLUDING MUTUALLY SATISFACTORY DOCUMENTATION. THERE CAN BE NO ASSURANCE THAT ALL THE CONDITIONS WILL BE SATISFIED, THAT THE TERMS OF THE TERM LOAN WILL NOT CHANGE, OR THAT THE TERM LOAN WILL BE AVAILABLE TO US TIMELY OR AT ALL. WE ARE NOT COMMITTED TO INCUR THE ENTIRE TERM LOAN OR ANY PORTION THEREOF, AND MAY USE OTHER DEBT OR EQUITY FINANCING FOR ALL OR A PORTION OF THE ACQUISITION,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE INTEREST RATE UNDER THE TERM LOAN WILL BE LIBOR PLUS 140 BASIS POINTS. THIS INTEREST RATE IS BASED ON OUR DEBT LEVERAGE OR ON OUR CREDIT RATINGS AND THE INTEREST RATE MAY BE HIGHER OR LOWER THAN LIBOR PLUS 140 BASIS POINTS IN THE FUTURE DEPENDING ON FUTURE INCREASES IN OUR DEBT LEVERAGE RATIO OR CREDIT RATINGS. THIS INTEREST RATE IS ALSO SUBJECT TO CONTRACTUAL PROVISIONS THAT MAY ADJUST THE LENDERS’ YIELD TO MARKET CONDITIONS AT THE TIME OF SYNDICATION IN CERTAIN CIRCUMSTANCES,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND ARRANGE FOR THEIR PROFITABLE OPERATION OR LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY ENTER INTO ADDITIONAL MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS WITH FIVE STAR FOR FIVE STAR TO MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE ACQUIRE OR THAT WE CURRENTLY OWN. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO ACQUIRE ONE MOB (TWO BUILDINGS). THIS TRANSACTION IS SUBJECT TO CLOSING CONDITIONS. THESE CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY NOT OCCUR OR MAY BE DELAYED OR ITS TERMS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE THIRTEEN PROPERTIES (SIXTEEN BUILDINGS) CLASSIFIED AS HELD FOR SALE AS OF MARCH 2014.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR,

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

PART II.   Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, March 7 and April 7, 2014, we issued 10,311, 9,626 and 10,342 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our current business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5.   Other Information.

As discussed elsewhere in this Quarterly Report on Form 10-Q, we and Five Star have entered into AL Pooling Agreements which pool our management agreements with Five Star for communities that include assisted living units.  On April 29, 2014, effective as of November 1, 2013, we and Five Star entered into a third AL Pooling Agreement which includes our management agreement with Five Star for a property that we acquired in November 2013 and which we expect to be amended in the future to include additional properties that we acquire and that are managed by Five Star, if any.

The terms of the third AL Pooling Agreement are substantially similar to the terms of the existing AL Pooling Agreements.  Descriptions of the AL Pooling Agreements appear in Note 5 to our Consolidated Financial Statements included in our Annual Report and in the sections of our Annual Report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview,” which descriptions are hereby incorporated by reference.

For more information about the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements, please see the descriptions of those agreements elsewhere in this Quarterly Report on Form 10-Q, including Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview,” as well as the sections of the Annual Report referred to in the preceding paragraph.

The foregoing descriptions of the AL Pooling Agreements and the management agreements pooled under the AL Pooling Agreements are not complete and are subject to and qualified in their entirety by reference to the copies of (i) the initial AL Pooling Agreement, as amended and restated, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (ii) the related representative form of accession agreement filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, (iii) the second AL Pooling Agreement filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, (iv) the related representative form of accession agreement filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, (iv) the representative form of management agreement for assisted living communities filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 13, 2011 and (iv) the third AL Pooling Agreement filed as Exhibit 10.1 to this Form 10-Q, each of which is incorporated herein by reference.

The terms of the third AL Pooling Agreements was approved by our Independent Trustees and Board of Trustees and by the independent directors and board of directors of Five Star.

For more information about our relationships and transactions with Five Star, RMR and other companies to which RMR provides management services and others affiliated with or related to them, please see Part I of this Quarterly Report on Form 10-Q, including Note 10 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions”.

Item 6.     Exhibits.

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date (marked copy). (Filed herewith.)

3.3	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

3.4	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)

3.5	Amended and Restated Bylaws of the Company, adopted April 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2014.)

4.1	Form of Common Share Certificate. (Filed herewith.)

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

4.7	Supplemental Indenture No. 8, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 3.25% Senior Notes due 2019, including form thereof. (Filed herewith.)

4.8	Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Filed herewith.)

10.1	Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of the Company. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer
Dated: May 2, 2014

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 2, 2014