Form 10-Q
period 2014-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2014-08-04
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of registrant’s common shares outstanding as of August 1, 2014: 203,767,203.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2014

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.   Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$680,937	$623,756
Buildings and improvements	5,486,755	4,639,869
	6,167,692	5,263,625
Less accumulated depreciation	(909,021)	(840,760)
	5,258,671	4,422,865
Cash and cash equivalents	79,392	39,233
Restricted cash	10,960	12,514
Deferred financing fees, net	33,500	27,975
Acquired real estate leases and other intangible assets, net	495,782	103,494
Other assets	138,550	158,585
Total assets	$6,016,855	$4,764,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$100,000
Unsecured term loan	350,000	—
Senior unsecured notes, net of discount	1,742,893	1,093,337
Secured debt and capital leases	672,761	699,427
Accrued interest	20,401	15,839
Assumed real estate lease obligations, net	128,207	12,528
Other liabilities	73,012	66,546
Total liabilities	2,987,274	1,987,677

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 220,000,000 shares authorized, 203,755,980 and 188,167,643 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,037	1,882
Additional paid in capital	3,821,811	3,497,589
Cumulative net income	1,271,221	1,194,985
Cumulative other comprehensive income	7,173	8,412
Cumulative distributions	(2,072,661)	(1,925,879)
Total shareholders’ equity	3,029,581	2,776,989
Total liabilities and shareholders’ equity	$6,016,855	$4,764,666

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$127,669	$112,297	$239,724	$224,150
Residents fees and services	79,039	74,631	158,481	149,687
Total revenues	206,708	186,928	398,205	373,837

Expenses:
Property operating expenses	79,786	74,484	157,590	148,163
Depreciation	46,703	38,296	85,058	75,999
General and administrative	9,577	8,168	17,866	16,816
Acquisition related costs	2,512	292	2,635	2,187
Impairment of assets	—	4,371	—	5,675
Total expenses	138,578	125,611	263,149	248,840

Operating income	68,130	61,317	135,056	124,997

Interest and other income	154	397	258	570
Interest expense	(34,112)	(29,567)	(63,012)	(59,131)
Loss on early extinguishment of debt	—	(105)	—	(105)
Income from continuing operations before income tax expense and equity in earnings of an investee	34,172	32,042	72,302	66,331
Income tax expense	(155)	(140)	(346)	(280)
Equity in earnings of an investee	118	79	21	155
Income from continuing operations	34,135	31,981	71,977	66,206
Discontinued operations:
Income from discontinued operations	741	1,513	2,041	2,523
Impairment of assets from discontinued operations	387	(27,896)	(334)	(27,896)
Income before gain on sale of properties	35,263	5,598	73,684	40,833
Gain on sale of properties	2,396	—	2,552	—
Net income	$37,659	$5,598	$76,236	$40,833

Other comprehensive income:
Change in net unrealized (loss) / gain on investments	640	(4,404)	(1,280)	4,360
Share of comprehensive income (loss) of an investee	31	(73)	50	(81)
Comprehensive income	$38,330	$1,121	$75,006	$45,112

Weighted average shares outstanding	199,810	188,081	194,025	186,350

Income from continuing operations per share	0.18	0.17	0.38	0.36
Income from discontinued operations per share	0.01	(0.14)	0.01	(0.14)
Net income per share	$0.19	$0.03	$0.39	$0.22

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$76,236	$40,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	85,058	76,798
Amortization of deferred financing fees and debt discounts	3,011	2,068
Straight line rental income	(3,938)	(3,698)
Amortization of acquired real estate leases and other intangible assets	153	1,935
Loss on early extinguishment of debt	—	105
Impairment of assets	334	33,571
Gain on sale of properties	(2,552)	—
Equity in earnings of an investee	(21)	(155)
Change in assets and liabilities:
Restricted cash	1,555	(2,973)
Other assets	7,007	1,135
Accrued interest	4,562	(63)
Other liabilities	7,597	1,376
Cash provided by operating activities	179,002	150,932

Cash flows from investing activities:
Real estate acquisitions and deposits	(1,143,340)	(76,006)
Real estate improvements	(37,334)	(22,669)
Investment in Affiliates Insurance Company	(825)	—
Proceeds from sale of properties	17,900	—
Cash used for investing activities	(1,163,599)	(98,675)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	322,864	261,813
Proceeds from issuance of unsecured senior notes, net of discount	648,914	—
Proceeds from unsecured term loan	350,000	—
Proceeds from borrowings on revolving credit facility	90,000	45,000
Repayments of borrowings on revolving credit facility	(190,000)	(205,000)
Repayment of other debt	(42,201)	(16,662)
Payment of deferred financing fees	(8,038)	(248)
Distributions to shareholders	(146,783)	(142,206)
Cash provided by (used for) financing activities	1,024,756	(57,303)

Increase (decrease) in cash and cash equivalents	40,159	(5,046)
Cash and cash equivalents at beginning of period	39,233	42,382
Cash and cash equivalents at end of period	$79,392	$37,336
Supplemental cash flow information:
Interest paid	$55,439	$57,126
Income taxes paid	106	516

Non-cash investing activities:
Acquisitions funded by assumed debt	(15,630)	(12,266)

Non-cash financing activities:
Assumption of mortgage notes payable	15,630	12,266
Issuance of common shares	1,511	929

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect that, when adopted, this update will reduce the number of any future property dispositions to be presented as discontinued operations in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

Note 3.  Real Estate Properties

At June 30, 2014, we owned 372 properties (399 buildings) located in 39 states and Washington, D.C. We have accounted, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

MOB Acquisitions:

In April 2014, we acquired one property (one building) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or an MOB, for approximately $32,658, including the assumption of approximately $15,630 of mortgage debt, and excluding closing costs. This MOB is

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

located in Texas and includes 125,240 square feet of leasable space. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. In May 2014, we acquired one MOB (two buildings) for approximately $1,125,420, excluding closing costs. This MOB is located in Massachusetts and includes approximately 1,651,037 gross building square feet. We funded this acquisition using the proceeds of equity and debt offerings and borrowings under our revolving credit facility.

MOB Acquisitions since January 1, 2014:

				Cash Paid				Acquired
		Number		plus			Acquired	Real Estate		Premium
		of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000’s)	Debt (1)	Land	Improvements	Leases	Obligations	Debt	Debt
April 2014	San Antonio, TX	1	125	$32,932	$3,141	$26,421	$4,393	$10	$15,630	$1,013
May 2014	Boston, MA	1	1,651	1,124,031	52,643	944,362	245,511	118,485	—	—
		2	1,776	$1,156,963	$55,784	$970,783	$249,904	$118,495	$15,630	$1,013

(1)       These amounts include the cash we paid plus debt we assumed, if any, as well as other settlement adjustments with respect to the acquisitions but exclude closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

In July 2014, we entered into an agreement to acquire one senior living community for approximately $7,000, excluding closing costs.  The senior living community is located in Jackson, Wisconsin and includes 52 assisted living units.  We expect that a subsidiary of Five Star Quality Care, Inc. will manage this community for our account pursuant to a long term management agreement. In this Quarterly Report on Form 10-Q, we refer to Five Star Quality Care, Inc. and its applicable subsidiaries as Five Star.

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

As of June 30, 2014, we had seven senior living communities with 552 living units and two MOBs (five buildings) with 385,541 square feet categorized as properties held for sale. During the six months ended June 30, 2014, we recorded net impairment of assets charges of $334 to adjust the carrying value of three MOBs included in discontinued operations to their aggregate estimated net sale price. The nine properties are included in other assets in our condensed consolidated

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

balance sheets and have a net book value (after impairment) of approximately $13,249 at June 30, 2014. As of December 31, 2013, we had 10 senior living communities with 744 units and four MOBs (seven buildings) with 831,499 square feet categorized as properties held for sale, which were similarly recorded and categorized at June 30, 2014, except that three of the senior living communities and two of the MOBs were sold during the first and second quarter of 2014, as noted below. These properties are included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $27,888 at December 31, 2013. We decided to sell these properties due to underlying conditions in the markets where these properties are located. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$1,432	$2,574	$3,726	$5,095
Property operating expenses	(691)	(862)	(1,685)	(1,773)
Depreciation and amortization	—	(199)	—	(799)
Income from discontinued operations	$741	$1,513	$2,041	$2,523

In January 2014, we sold a senior living community with 36 units that was previously classified as held for sale for $2,400 and recorded a gain on the sale of this property of approximately $156.

In April 2014, we sold one MOB (one building) with 210,879 square feet that is included in discontinued operations for $5,000 and recorded no gain or loss on the sale.

In June 2014, we sold two senior living communities with 156 units that were previously classified as held for sale for $4,500 and recorded a gain on the sale of these properties of approximately $2,396.

In June 2014, we sold one MOB (one building) with 235,079 square feet that is included in discontinued operations for $6,000 and recorded no gain or loss on the sale.

The senior living properties which we are offering for sale do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing.

Note 4.  Unrealized Gain / Loss on Investments

As of June 30, 2014, we owned 250,000 common shares of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, and 4,235,000 common shares of Five Star which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our EQC and Five Star shares as of June 30, 2014 ($26.32 and $5.01 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 5.  Indebtedness

Our principal debt obligations at June 30, 2014 were: (1) six public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (d) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (2) our $350,000 principal amount term loan; and (3) $655,324 aggregate principal amount of mortgages secured by 47 of our properties (50 buildings) with maturity dates from 2015 to 2043.  The 47 mortgaged properties (50 buildings) had a carrying value of $886,458 at June 30, 2014.  We also had two properties subject to capital leases totaling $13,047 at June 30, 2014; these two properties had a carrying value of $18,403 at June 30, 2014.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The revolving credit facility agreement includes a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. The interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.42% and the weighted average interest rate for borrowings under our revolving credit facility was 1.42% for both the three and six months ended June 30, 2014. The weighted average interest rate for borrowings under our revolving credit facility was 2.56% and 1.86% for the three and six months ended June 30, 2013, respectively. We incurred interest expense and other associated costs related to our revolving credit facility of $969 and $1,880 for the three and six months ended June 30, 2014, respectively.  As of both June 30, 2014 and August 4, 2014, we had no amounts outstanding and $750,000 available for borrowing by us.

Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager.

In April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889, after underwriting discounts but before expenses. Interest on the notes is payable semi-annually in arrears. We used the net proceeds of this offering for general business purposes, including funding the acquisitions described in Note 3.

On May 30, 2014, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $350,000 unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

term loan to repay amounts outstanding under our revolving credit facility, to repay existing mortgage notes and for general business purposes. As of June 30, 2014, the interest rate payable for amounts outstanding under our term loan was 1.55%.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.55% for the period from May 30, 2014 to June 30, 2014.

Our public debt indentures and related supplements and our credit facility agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

In connection with the acquisitions discussed in Note 3 above, during the three months ended June 30, 2014, we assumed $15,630 of mortgage debt, which was recorded at a fair value of $16,643.  This mortgage has a contractual interest rate of 6.28% and matures in July 2022.  We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,013.  We determined the fair value of the assumed mortgage using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2014, we repaid mortgage notes that encumbered two of our properties that had an aggregate principal balance of $35,300 and a weighted average interest rate of 5.8%.

Note 6.  Shareholders’ Equity

On February 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $73,386, that was declared on January 3, 2014 and was payable to shareholders of record on January 13, 2014.

On May 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $73,397, that was declared on April 2, 2014 and was payable to shareholders of record on April 14, 2014.

On July 7, 2014, we declared a distribution payable to common shareholders of record on July 18, 2014, of $0.39 per share, or approximately $79,469. We expect to pay this distribution on or about August 21, 2014 using cash on hand and borrowings under our revolving credit facility.

We issued 30,900 and 50,837 common shares to RMR during the three and six months ended June 30, 2014, respectively, and 11,223 shares in July 2014, as part of its compensation under our business management agreement. See Note 10 for further information regarding this agreement.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323,318, after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including the partial funding of the acquisitions described in Note 3.

On June 5, 2014, we granted 2,500 common shares valued at $24.50 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at June 30, 2014 categorized by the level of inputs used in the valuation of each asset or liability.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$13,249	$—	$13,249	$—
Investments in available for sale securities(2)	$27,797	$27,797	$—	$—
Unsecured senior notes(3)	$1,827,753	$1,827,753	$—	$—
Secured debt(4)	$735,341	$—	$—	$735,341

(1)       Assets held for sale consist of nine of our properties that we expect to sell that are reported at fair value less costs to sell.  We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $22,545 to these properties in order to reduce their book value to fair value.

(2)       Our investments in available for sale securities include our 250,000 common shares of EQC and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at June 30, 2014 in active markets (Level 1 inputs).

(3)       We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our outstanding six issuances of senior notes (Level 1 inputs) on or about June 30, 2014.  The fair values of these senior note obligations exceed their aggregate book values of $1,742,893 by $84,860 because these notes were trading at premiums to their face amounts.

(4)       We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at June 30, 2014 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, other unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at June 30, 2014 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments:  (i) triple net leased senior living communities that provide short term and long term residential care and dining services for residents that are leased to third parties, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents that are managed for our account and (iii) MOBs.  Our triple net leased and managed senior living communities both include independent living communities, assisted living communities, skilled nursing facilities, or SNFs, and some communities that offer a combination of the independent and assisted living and skilled nursing services.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2014
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$55,166	$—	$68,027	$4,476	$127,669
Residents fees and services	—	79,039	—	—	79,039
Total revenues	55,166	79,039	68,027	4,476	206,708

Expenses:
Property operating expenses	—	60,624	19,162	—	79,786
Depreciation	15,515	8,333	21,907	948	46,703
General and administrative	—	—	—	9,577	9,577
Acquisition related costs	—	—	—	2,512	2,512
Total expenses	15,515	68,957	41,069	13,037	138,578

Operating income (loss)	39,651	10,082	26,958	(8,561)	68,130

Interest and other income	—	—	—	154	154
Interest expense	(6,472)	(2,806)	(1,507)	(23,327)	(34,112)
Income (loss) before income tax expense and equity in earnings of an investee	33,179	7,276	25,451	(31,734)	34,172
Income tax expense	—	—	—	(155)	(155)
Equity in earnings of an investee	—	—	—	118	118
Income (loss) from continuing operations	33,179	7,276	25,451	(31,771)	34,135
Discontinued operations:
Income from discontinued operations	—	—	741	—	741
Impairment of assets from discontinued operations	—	—	387	—	387
Income (loss) before gain on sale of properties	33,179	7,276	26,579	(31,771)	35,263
Gain on sale of properties	2,396	—	—	—	2,396
Net income (loss)	$35,575	$7,276	$26,579	$(31,771)	$37,659

Total assets	$1,806,867	$922,557	$2,967,167	$320,264	$6,016,855

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2013
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$56,957	$—	$50,899	$4,441	$112,297
Residents fees and services	—	74,631	—	—	74,631
Total revenues	56,957	74,631	50,899	4,441	186,928

Expenses:
Property operating expenses	—	58,231	16,253	—	74,484
Depreciation	17,019	7,028	13,301	948	38,296
General and administrative	—	—	—	8,168	8,168
Acquisition related costs	—	—	—	292	292
Impairment of assets	4,371	—	—	—	4,371
Total expenses	21,390	65,259	29,554	9,408	125,611

Operating income (loss)	35,567	9,372	21,345	(4,967)	61,317

Interest and other income	—	—	—	397	397
Interest expense	(6,596)	(3,073)	(1,387)	(18,511)	(29,567)
Loss on early extinguishment of debt	—	—	—	(105)	(105)
Income (loss) before income tax expense and equity in earnings of an investee	28,971	6,299	19,958	(23,186)	32,042
Income tax expense	—	—	—	(140)	(140)
Equity in earnings of an investee	—	—	—	79	79
Income (loss) from continuing operations	28,971	6,299	19,958	(23,247)	31,981
Discontinued operations:
Income from discontinued operations	—	—	1,513	—	1,513
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Net income (loss)	$28,971	$6,299	$(6,425)	$(23,247)	$5,598

Total assets	$1,829,372	$964,610	$1,742,120	$212,529	$4,748,631

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2014
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$110,055	$—	$120,791	$8,878	$239,724
Residents fees and services	—	158,481	—	—	158,481
Total revenues	110,055	158,481	120,791	8,878	398,205

Expenses:
Property operating expenses	—	121,412	36,178	—	157,590
Depreciation	31,152	16,488	35,522	1,896	85,058
General and administrative	—	—	—	17,866	17,866
Acquisition related costs	—	—	—	2,635	2,635
Total expenses	31,152	137,900	71,700	22,397	263,149

Operating income (loss)	78,903	20,581	49,091	(13,519)	135,056

Interest and other income	—	—	—	258	258
Interest expense	(12,860)	(5,794)	(2,844)	(41,514)	(63,012)
Income (loss) before income tax expense and equity in earnings of an investee	66,043	14,787	46,247	(54,775)	72,302
Income tax expense	—	—	—	(346)	(346)
Equity in earnings of an investee	—	—	—	21	21
Income (loss) from continuing operations	66,043	14,787	46,247	(55,100)	71,977
Discontinued operations:
Income from discontinued operations	—	—	2,041	—	2,041
Impairment of assets from discontinued operations	—	—	(334)	—	(334)
Income (loss) before gain on sale of properties	66,043	14,787	47,954	(55,100)	73,684
Gain on sale of properties	2,552	—	—	—	2,552
Net income (loss)	$68,595	$14,787	$47,954	$(55,100)	$76,236

Total assets	$1,806,867	$922,557	$2,967,167	$320,264	$6,016,855

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2013
	Triple Net Leased Senior Living Communities	Managed Senior Living Communities	MOBs	All Other Operations	Consolidated

Revenues:
Rental income	$113,723	$—	$101,582	$8,845	$224,150
Residents fees and services	—	149,687	—	—	149,687
Total revenues	113,723	149,687	101,582	8,845	373,837

Expenses:
Property operating expenses	—	116,135	32,028	—	148,163
Depreciation	33,936	13,877	26,290	1,896	75,999
General and administrative	—	—	—	16,816	16,816
Acquisition related costs	—	—	—	2,187	2,187
Impairment of assets	4,371	—	—	1,304	5,675
Total expenses	38,307	130,012	58,318	22,203	248,840

Operating income (loss)	75,416	19,675	43,264	(13,358)	124,997

Interest and other income	—	—	—	570	570
Interest expense	(13,060)	(6,141)	(2,734)	(37,196)	(59,131)
Loss on early extinguishment of debt	—	—	—	(105)	(105)
Income (loss) before income tax expense and equity in earnings of an investee	62,356	13,534	40,530	(50,089)	66,331
Income tax expense	—	—	—	(280)	(280)
Equity in earnings of an investee	—	—	—	155	155
Income (loss) from continuing operations	62,356	13,534	40,530	(50,214)	66,206
Discontinued operations:
Income from discontinued operations	—	—	2,523	—	2,523
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Net income (loss)	$62,356	$13,534	$15,157	$(50,214)	$40,833

Total assets	$1,829,372	$964,610	$1,742,120	$212,529	$4,748,631

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 35.8% of our rental income for the three months ended June 30, 2014, and the properties Five Star leases from us represented 34.5% of our investments, at cost, as of June 30, 2014.  As of June 30, 2014, Five Star also managed 44 senior living communities for our account.

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

In April 2014, Five Star filed with the SEC an amended Annual Report on Form 10-K for the year ended December 31, 2012 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 that restated its financial results for 2011, 2012 and the first and second quarters of 2013 to correct certain errors in its previously filed financial reports for those periods.  In addition, in April 2014, Five Star filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.  In those filings, Five Star disclosed that it has material weaknesses in its internal control over financial reporting and that Five Star is currently in the process of developing a remediation plan for the material weaknesses.  Five Star has not yet filed its 2013 Annual Report on Form 10-K for the year ended December 31, 2013 or its 2014 first quarter Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.  Five Star has publicly disclosed that it is in the process of preparing its Annual Report on Form 10-K for the year ended December 31, 2013.

See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

Five Star:  Five Star was formerly our 100% owned subsidiary.  Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages several senior living communities for us.  In 2001, we distributed substantially all of Five Star’s then outstanding shares of common stock to our shareholders.  As of June 30, 2014, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.7% of Five Star’s outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing director of Five Star.  RMR provides management services to both us and Five Star.  Five Star’s President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR.

As of June 30, 2014, we leased 184 senior living communities to Five Star under four combination leases.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  Five Star’s total minimum annual rent payable to us as of June 30, 2014 was $190,867, excluding percentage rent.  We recognized total rental income from Five Star of $47,618 and $49,595 for the three months ended June 30, 2014 and 2013, respectively, and $95,124 and $99,027 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, our rents receivable from Five Star were $15,849 and $17,620, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.  We had deferred estimated percentage rent under our Five Star leases of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

$1,403 and $1,268 for the three months ended June 30, 2014 and 2013, respectively, and $2,819 and $2,517 for the six months ended June 30, 2014 and 2013, respectively.  We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met.  During the six months ended June 30, 2014 and 2013, pursuant to the terms of our leases with Five Star, we purchased $17,423 and $15,901, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,394 and $1,272, respectively.

In June 2013, we and Five Star agreed to offer for sale 11 senior living communities we lease to Five Star.  Five Star’s rent payable to us will be reduced if and as these sales occur pursuant to terms set in our leases with Five Star.  In August 2013, we sold one of these communities, a SNF, with 112 living units, for a sales price of $2,550, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $255, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease.  In January 2014, we sold one senior living community located in Texas with 36 assisted living units, for a sale price of $2,400, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $210, or 8.75% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease.  In June 2014, we sold two senior living communities located in Wisconsin with 156 SNF units, for a sale price of $4,500, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $452, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. We can provide no assurance that the remaining seven senior living communities which we and Five Star have agreed to offer for sale will be sold, when any sales may occur or what the terms of any sales may provide.

On July 10, 2014, we and Five Star entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement (Lease No. 4). Under this Lease No. 4 amendment, Five Star exercised the first of its existing options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and a third option for Five Star to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062, was added.

Five Star began managing communities for our account in 2011.  We lease certain of our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs, and Five Star manages these communities pursuant to long term management agreements.  As of June 30, 2014, Five Star managed 44 senior living communities for our account.

In connection with these management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  The management agreements that are included in each of our pooling agreements are on substantially similar terms.  Our first AL Pooling Agreement includes 20 identified communities and our second AL Pooling Agreement includes 19 identified communities.  The third AL Pooling Agreement currently includes the management agreement for a community we acquired in November 2013.  The IL Pooling Agreement currently includes management agreements for two communities that have only independent living units.  The senior living community in New York and one senior living community in California described below that Five Star manages for our account are not included in any of our pooling agreements.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star’s incentive fees.  We incurred management fees paid to Five Star of $2,433 and $2,281 for the three months

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

ended June 30, 2014 and 2013, respectively, and $4,857 and $4,576 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.

Our second AL Pooling Agreement previously included the management agreement pursuant to which Five Star manages our assisted living community known as Villa Valencia, which is located in California.  On July 10, 2014, we entered into an agreement with Five Star, or the Villa Valencia Agreement, pursuant to which the management agreement for Villa Valencia was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at that community are completed.

Also on July 10, 2014, we entered into an amendment to our management agreements with Five Star that include assisted living communities, or the Amendment to AL Management Agreements, to (i) extend the term of each of the management agreements between us and Five Star for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (ii) extend the term of the management agreement between us and Five Star for the senior living community known as Willow Pointe, which is currently included in the third AL Pooling Agreement, from December 31, 2031 to December 31, 2035.  On July 10, 2014, we also entered into an amendment to our management agreements with Five Star that include only independent living communities, or the Amendment to IL Management Agreements, to extend the term of the management agreements between us and Five Star for two independent living communities from December 31, 2031 to December 31, 2032.

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

We may enter into additional management arrangements with Five Star for our senior living communities and we may add the management agreements to our existing pooling agreements or enter into additional pooling agreements with Five Star. For example, as noted in Note 3, we have entered into an agreement to acquire an additional senior living community located in Wisconsin.  If this acquisition is completed, we expect to lease this community to one of our TRSs and we expect to enter into a long term management agreement with Five Star to manage this community on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units and that this management agreement would be added to the third AL Pooling Agreement.  This acquisition is subject to various conditions and there can be no assurance that this acquisition will be completed.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR.  A majority of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the companies that RMR or its affiliates provide management services to and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $7,733 and $6,691 for the three months ended June 30, 2014 and 2013, respectively, and $14,415 and $13,241 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 62,060 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,079 and $1,659 for the three months ended June 30, 2014 and 2013, respectively, and $3,718 and $3,259 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause, including certain proportional adjustments to the termination fees if we merge with another real estate investment trust, or REIT, to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Finally, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

AIC:  We, RMR, Five Star, and four other companies to which RMR provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, EQC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $3,118 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.

As of June 30, 2014, we had invested $6,054 in AIC since its formation in 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,801 and $5,913 as of June 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $118 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance:  In June 2014, we, RMR, Five Star and three other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid an aggregate premium of approximately $51,000 for these extensions.  Further information about those policies is contained in note 5 to our audited financial statements contained in our Annual Report.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and six months ended June 30, 2014, we recognized income tax expense of $155 and $346, respectively. During the three and six months ended June 30, 2013 we recognized income tax expense of $140 and $280, respectively.

Note 12.  Pro Forma Information

During the six months ended June 30, 2014, we acquired two properties for an aggregate purchase price of $1,158,078, excluding closing costs. During the second quarter of 2014, we sold 15,525,000 of our common shares in a public offering raising net proceeds of approximately $323,318 after underwriting discounts but before expenses. During the three months ended June 30, 2014, we also sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889, after underwriting discounts but before expenses.

The following table presents our pro forma results of operations for the six months ended June 30, 2014 as if these acquisitions and financing activities had occurred on January 1, 2014.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level operating expenses, changes in property level

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2014, and for other reasons.

Six Months Ended June 30,
2014
Total revenues	$433,075
Net income	$73,469
Net income per share	$0.36

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law. At June 30, 2014, we owned 372 properties (399 buildings) located in 39 states and Washington, D.C., including nine properties (12 buildings) classified as held for sale.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $6.2 billion, excluding properties classified as held for sale. As of June 30, 2014, 96% of our net operating income, or NOI, came from properties where a majority of the charges are paid from private resources.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

(As of June 30, 2014)	Number of Properties	Number of Units/Beds or Square Feet		Investment Carrying Value(2)	% of Total Investment	Investment per Unit / Bed or Square Foot(3)	Q2 2014 NOI(4)	% of Q2 2014 NOI

Facility Type
Independent living(5)	62	15,176		$1,896,485	30.8%	$124,966	$40,165	31.7%
Assisted living(5)	155	11,495		1,356,921	22.0%	$118,044	28,823	22.7%
Nursing homes(5)	45	4,763		202,211	3.3%	$42,455	4,545	3.6%
Subtotal senior living communities	262	31,434		3,455,617	56.1%	$109,932	73,533	58.0%
MOBs	98	9,143,247	sq. ft.	2,539,427	41.0%	$278	48,865	38.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	4,476	3.5%
Total	370			$6,175,061	100.0%		$126,874	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	89	6,590		693,062	11.3%	$105,169	14,725	11.6%
Five Star (Lease No. 2)	49	7,044		687,597	11.2%	$97,615	15,584	12.3%
Five Star (Lease No. 3)	17	3,281		354,036	5.7%	$107,905	8,565	6.8%
Five Star (Lease No. 4)	29	3,335		389,811	6.3%	$116,885	8,695	6.9%
Subtotal Five Star	184	20,250		2,124,506	34.5%	$104,914	47,569	37.6%
Sunrise / Marriott(6)	4	1,619		126,326	2.0%	$78,027	3,133	2.5%
Brookdale	18	894		61,122	1.0%	$68,369	1,754	1.3%
6 private senior living companies (combined)	12	1,620		95,313	1.5%	$58,835	2,662	2.1%
Managed senior living communities(7)	44	7,051		1,048,350	17.1%	$148,681	18,415	14.5%
Subtotal senior living communities	262	31,434		3,455,617	56.1%	$109,932	73,533	58.0%
MOBs	98	9,143,247	sq. ft.	2,539,427	41.0%	$278	48,865	38.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	4,476	3.5%
Total	370			$6,175,061	100.0%		$126,874	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage(9)		Occupancy
	2014	2013	2014	2013

Five Star (Lease No. 1)	NA	1.24x	84.0%	85.4%
Five Star (Lease No. 2)	NA	1.20x	81.8%	82.4%
Five Star (Lease No. 3)	NA	1.67x	87.6%	88.8%
Five Star (Lease No. 4)	NA	1.18x	86.8%	85.7%
Subtotal Five Star	NA	1.30x	84.3%	85.0%
Sunrise / Marriott(6)	1.91x	1.89x	91.9%	93.2%
Brookdale	2.51x	2.48x	94.9%	95.2%
6 private senior living companies (combined)	1.89x	2.12x	85.3%	83.6%
Managed senior living communities(7)	NA	NA	87.8%	87.3%
Subtotal senior living communities	NA	1.41x	85.8%	86.1%
MOBs	NA	NA	95.6%	94.1%
Wellness centers	2.13x	2.21x	100.0%	100.0%
Total	NA	1.46x

(1)	Excludes properties classified in discontinued operations.
(2)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of June 30, 2014 for senior living communities classified as held for sale in the amount of $7,369, which is included in Other Assets on the Condensed Consolidated Balance Sheets.

(3)	Represents investment carrying value divided by the number of living units, beds or square feet at June 30, 2014, as applicable.
(4)

NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2. NOI for the three months ended June 30, 2014 presented in the above tables excludes $48 of NOI related to two senior living communities formerly leased to Five Star that we sold on June 1, 2014.

(5)	Senior living properties are categorized by the type of living units or beds which constitute the largest number of the living units or beds at the property.
(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(7)	These 44 managed senior living communities are managed by Five Star. The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through June 30, 2014 was 88.0%.
(8)

Operating data for MOBs are presented as of June 30, 2014 and 2013; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2014 and 2013, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(9)

Five Star has not filed its 2013 Annual Report on Form 10-K or its 2014 first quarter Quarterly Report on Form 10-Q with the SEC due to certain errors identified by Five Star’s management in connection with the preparation of its SEC periodic reports for prior periods. Because we do not yet know what impact these errors will have on Five Star’s results to be reported in those reports, we do not provide rent coverage for the 12 months ended March 31, 2014 for this tenant or the portfolio as a whole.

The following tables set forth information regarding our lease expirations as of June 30, 2014 (dollars in thousands):

	Annualized Rental Income(1) (2)				Percent of Total	Cumulative Percentage of
Year	Triple Net Leased Senior Living Communities	MOBs	Wellness Centers	Total	Annualized Rental Income Expiring	Annualized Rental Income Expiring

2014	$—	$10,129	$—	$10,129	1.8%	1.8%
2015	1,867	20,629	—	22,496	4.1%	5.9%
2016	—	22,052	—	22,052	4.0%	9.9%
2017	9,230	28,460	—	37,690	6.9%	16.8%
2018	14,602	24,658	—	39,260	7.1%	23.9%
2019	599	34,058	—	34,657	6.3%	30.2%
2020	—	18,792	—	18,792	3.4%	33.6%
2021	1,457	6,744	—	8,201	1.5%	35.1%
2022	—	7,028	—	7,028	1.3%	36.4%
Thereafter	203,294	128,146	17,536	348,976	63.6%	100.0%
Total	$231,049	$300,696	$17,536	$549,281	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.8 years

(1)                   Annualized rental income is rents pursuant to existing leases as of June 30, 2014, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)                   Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2014, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2014 — 1.6%; 2015 — 3.6%; 2016 — 3.5%, 2017 — 6.1%; 2018 — 6.3%; 2019 — 5.6%; 2020 — 3.0%; 2021 — 1.3%; 2022 — 1.1% and thereafter — 67.9%. In addition, if our leases to our TRSs are included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.7 years.

	Number of Tenants (1)				Percent of Total Number of	Cumulative Percentage of Number of
Year	Senior Living Communities(2)	MOBs	Wellness Centers	Total	Tenancies Expiring	Tenancies Expiring

2014	—	91	—	91	14.3%	14.3%
2015	2	106	—	108	17.0%	31.3%
2016	—	82	—	82	12.9%	44.2%
2017	1	98	—	99	15.6%	59.8%
2018	1	80	—	81	12.7%	72.5%
2019	1	48	—	49	7.7%	80.2%
2020	—	34	—	34	5.3%	85.5%
2021	1	20	—	21	3.3%	88.8%
2022	—	19	—	19	3.0%	91.8%
Thereafter	6	44	2	52	8.2%	100.0%
Total	12	622	2	636	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
Year	Triple Net Leased Senior Living Communities (Units / Beds)	Percent of Total Living Units / Beds Expiring	Cumulative Percentage of Living Units / Beds Expiring	MOBs (Square Feet)	Wellness Centers (Square Feet)	Total Square Feet	Percent of Total Square Feet Expiring	Cumulative Percent of Total Square Feet Expiring

2014	—	0.0%	0.0%	264,021	—	264,021	2.8%	2.8%
2015	243	1.0%	1.0%	816,123	—	816,123	8.5%	11.3%
2016	—	0.0%	1.0%	894,799	—	894,799	9.4%	20.7%
2017	894	3.7%	4.7%	1,078,063	—	1,078,063	11.3%	32.0%
2018	1,619	6.6%	11.3%	737,934	—	737,934	7.7%	39.7%
2019	175	70.0%	12.0%	1,107,170	—	1,107,170	11.6%	51.3%
2020	—	0.0%	12.0%	857,588	—	857,588	9.0%	60.3%
2021	361	1.5%	13.5%	251,723	—	251,723	2.6%	62.9%
2022	—	0.0%	13.5%	226,999	—	226,999	2.4%	65.3%
Thereafter	21,091	86.5%	100.0%	2,502,145	812,000	3,314,145	34.7%	100.0%
Total	24,383	100.0%		8,736,565	812,000	9,548,565	100.0%

(1)                   Excludes properties classified in discontinued operations.

(2)                   Excludes 7,051 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2014 — 0.0%, 2015 — 0.8%; 2016 — 0.0%; 2017 — 2.8%; 2018 — 5.2%; 2019 — 0.6%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0% and thereafter — 89.5%.

During the three months ended June 30, 2014, we entered into MOB lease renewals for 291,000 square feet and new leases for 36,000 square feet, at weighted average rental rates that were 3.0% below rents previously charged for the same space.  These leases produce average net annual rent of $25.88 per square foot.  Average lease terms for leases entered into during the second quarter of 2014 were 6.4 years.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the second quarter of 2014 totaled $4.8 million, or $14.55 per square foot on average (approximately $2.27 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments:  (i) triple net leased senior living communities that provide short term and long term residential care and dining services for residents that are leased to third parties, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents that are managed for our account and (iii) MOBs.  Our triple net leased and managed senior living communities both include independent living communities, assisted living communities, SNFs and some communities that offer a combination of the independent and assisted living and skilled nursing services.  Properties in the MOB segment include medical office, clinic and biotech laboratory buildings.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Triple net leased senior living communities	$55,166	$56,957	$110,055	$113,723
Managed senior living communities	79,039	74,631	158,481	149,687
MOBs	68,027	50,899	120,791	101,582
All other operations	4,476	4,441	8,878	8,845
Total revenues	$206,708	$186,928	$398,205	$373,837

Net income:
Triple net leased senior living communities	$35,575	$28,971	$68,595	$62,356
Managed senior living communities	7,276	6,299	14,787	13,534
MOBs	26,579	(6,425)	47,954	15,157
All other operations	(31,771)	(23,247)	(55,100)	(50,214)
Net income	$37,659	$5,598	$76,236	$40,833

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the second quarter 2014 results against the comparable 2013 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2014	2013	2014	2013
Total properties	218	224	218	218
# of units / beds	24,383	25,044	24,383	24,383
Tenant operating data(2)
Occupancy	85.2%	85.6%	85.2%	85.8%
Rent coverage(3)	NA	1.38x	NA	1.41x

(1)       Consists of triple net leased senior living communities we have owned continuously since April 1, 2013.

(2)       All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)       As noted above, Five Star has not filed its 2013 Annual Report on Form 10-K or its 2014 first quarter Quarterly Report on Form 10-Q. As a result, we do not provide rent coverage for the 12 months ended March 31, 2014 for this tenant or the portfolio as a whole.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$55,166	$56,957	$(1,791)	(3.1%	)
Net operating income (NOI)	55,166	56,957	(1,791)	(3.1%	)

Depreciation expense	(15,515)	(17,019)	1,504	8.8%
Impairment of assets	—	(4,371)	4,371	(100.0%	)
Operating income	39,651	35,567	4,084	11.5%

Interest expense	(6,472)	(6,596)	124	1.9%
Gain on sale of properties	2,396	—	2,396	—
Net income	$35,575	$28,971	$6,604	22.8%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net leased senior living communities segment is generally consistent from quarter to quarter and a separate, comparable properties comparison is not meaningful.

Rental income.  Rental income decreased primarily due to the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by increased rents resulting from our purchase of approximately $36,461 of improvements made to our properties that are leased by Five Star since April 1, 2013. Rental income increased year over year on a comparable property basis by $1,195, primarily as a result of our improvement purchases at certain of the 218 communities we have owned continuously since April 1, 2013 and the resulting increased rent, pursuant to the terms of the leases.

Net operating income.  NOI decreased because of the changes in rental income described above.  We do not incur property operating expenses at our triple net leased senior living communities, as these expenses are paid by our tenants. Accordingly, rental income is the same as NOI. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by our purchase of improvements made to our properties that are leased by Five Star since April 1, 2013.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of two senior living communities in June 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2014	2013	2014	2013
Total properties	44	39	39	39
# of units / beds	7,051	6,678	6,678	6,678
Occupancy:	88.5%	87.4%	88.3%	87.4%
Average monthly rate	$4,176	$4,215	$4,220	$4,215

(1)       Consists of managed senior living communities we have owned continuously since April 1, 2013.

Managed senior living communities, all properties:

	Three Months Ended June 30,
	2014	2013	Change	% Change

Residents fees and services	$79,039	$74,631	$4,408	5.9%
Property operating expenses	(60,624)	(58,231)	(2,393)	(4.1%	)
Net operating income (NOI)	18,415	16,400	2,015	12.3%

Depreciation expense	(8,333)	(7,028)	(1,305)	(18.6%	)
Operating income	10,082	9,372	710	7.6%

Interest expense	(2,806)	(3,073)	267	8.7%
Net income	$7,276	$6,299	$977	15.5%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relates to the acquisition of five managed senior living communities since April 1, 2013.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of five managed senior living communities since April 1, 2013.

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

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since April 1, 2013.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of two loans at maturity in the second quarter of 2014 that had a total principal balance of $35,300 and a weighted average interest rate of 5.8%, as well as regularly scheduled amortization of our mortgage debt.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since April 1, 2013):

	Three Months Ended June 30,
	2014	2013	Change	% Change

Residents fees and services	$75,474	$74,631	$843	1.1%
Property operating expenses	(58,023)	(58,231)	208	0.4%
Net operating income (NOI)	17,451	16,400	1,051	6.4%

Depreciation expense	(7,598)	(7,025)	(573)	(8.2%	)
Operating income	9,853	9,375	478	5.1%

Interest expense	(2,806)	(3,073)	267	8.7%
Net income	$7,047	$6,302	$745	11.8%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in occupancy at the 39 communities we have owned continuously since April 1, 2013.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased principally because of slight decreases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of two loans at maturity in the second quarter of 2014 that had a total principal balance of $35,300 and a weighted average interest rate of 5.8%, as well as regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months Ended June 30,		As of and for the Three Months Ended June 30,
	2014	2013	2014	2013
Total properties	98	93	92	92
Total buildings	122	115	115	115
Total square feet(3)	9,143	7,714	7,714	7,714
Occupancy(4)	95.6%	94.1%	94.8%	94.1%

(1)       Excludes properties classified in discontinued operations.

(2)       Consists of MOBs we have owned continuously since April 1, 2013.

(3)       Prior periods exclude space remeasurements made subsequent to those periods.

(4)       MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$68,027	$50,899	$17,128	33.7%
Property operating expenses	(19,162)	(16,253)	(2,909)	(17.9%	)
Net operating income (NOI)	48,865	34,646	14,219	41.0%

Depreciation / amortization expense	(21,907)	(13,301)	(8,606)	(64.7%	)
Operating income	26,958	21,345	5,613	26.3%

Interest expense	(1,507)	(1,387)	(120)	(8.7%	)
Income from continuing operations	25,451	19,958	5,493	27.5%
Discontinued operations:
Income from discontinued operations	741	1,513	(772)	(51.0%	)
Impairment of assets from discontinued operations	387	(27,896)	28,283	100.0%
Net (loss) income	$26,579	$(6,425)	$33,004	513.7%

Rental income.  Rental income increased primarily because of rents from six MOBs (seven buildings) we acquired for approximately $1,222,953 since April 1, 2013.  Rental income includes non-cash straight line rent adjustments totaling $2,094 and $1,645 and net amortization of approximately $514 and $(971) of above and below market lease adjustments for the three months ended June 30, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since April 1, 2013.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since April 1, 2013.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $15,630 of mortgage debt in connection with our acquisition of one MOB since April 1, 2013 with an interest rate of 6.3%, partially offset by the regularly scheduled amortization of our mortgage debt.

Income from discontinued operations. Income from discontinued operations relates to the two MOBs (five buildings) classified as held for sale as of June 30, 2014 as well as the two MOBs (two buildings) sold in the second quarter of 2014. The decrease in income is primarily due to the sale of two MOBs (two buildings) during the second quarter of 2014.

Impairment of assets from discontinued operations. During the three months ended June 30, 2014, we recorded impairment of assets adjustments of $387 to write the carrying value of two of our MOBs (two buildings) up to their net sale prices. During the three months ended June 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2013)(1):

	Three Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$51,006	$50,899	$107	0.2%
Property operating expenses	(16,190)	(16,190)	—	0.0%
Net operating income (NOI)	34,816	34,709	107	0.3%

Depreciation / amortization expense	(13,252)	(13,301)	49	0.4%
Operating income	21,564	21,408	156	0.7%

Interest expense	(1,298)	(1,380)	82	5.9%
Net income	$20,266	$20,028	$238	1.2%

(1)             Excludes properties classified in discontinued operations.

Rental income.  Rental income increased slightly as a result of an increase in same store occupancy from 94.1% for the three months ended June 30, 2013 to 94.8% for the three months ended June 30, 2014. Rental income includes non-cash straight line rent adjustments totaling $978 and $1,570 and net amortization of approximately $(723) and $(971) of above and below market lease adjustments for the three months ended June 30, 2014 and 2013, respectively.

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

All other operations: (1)

	Three Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$4,476	$4,441	$35	0.8%

Expenses:
Depreciation	(948)	(948)	—	—
General and administrative	(9,577)	(8,168)	(1,409)	17.3%
Acquisition related costs	(2,512)	(292)	(2,220)	760.3%
Total expenses	(13,037)	(9,408)	(3,629)	38.6%
Operating loss	(8,561)	(4,967)	(3,594)	(72.4%	)

Interest and other income	154	397	(243)	(61.2%	)
Interest expense	(23,327)	(18,511)	(4,816)	(26.0%	)
Loss on early extinguishment of debt	—	(105)	105	100.0%
Loss before income tax expense and equity in earnings of an investee	(31,734)	(23,186)	(8,548)	(36.9%	)
Income tax expense	(155)	(140)	(15)	(10.7%	)
Equity in earnings of an investee	118	79	39	(49.4%	)
Net loss	$(31,771)	$(23,247)	$(8,524)	(36.7%	)

(1)             All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, home office business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $138 and $365 for the three months ended June 30, 2014 and 2013, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended June 30, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended June 30, 2014 and 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since April 1, 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended June 30, 2014 and 2013. Acquisition related costs increased as a result of more MOB acquisition activity during the three months ended June 30, 2014 than the prior year period.

Interest and other income.  The decline in interest and other income reflects reduced interest earned as a result of reduced dividend income from the 250,000 common shares of EQC that we own for the 2014 period compared with the 2013 period as well as less investable cash during the period.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014 as well as our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points, partially offset by the prepayment of four mortgage loans in September 2013 encumbering four of our wellness centers for $10,377 with a weighted average interest rate of 6.1% and lower borrowing costs and fees under our revolving credit facility.

Loss on early extinguishment of debt.  In June 2013, we prepaid four mortgage loans encumbering four of our properties for $10,377 that had maturity dates in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $105.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 (dollars in thousands):

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2014	2013	2014	2013
Total properties	218	224	217	217
# of units / beds	24,383	25,044	24,233	24,233
Tenant operating data(2)
Occupancy	85.2%	85.6%	85.1%	85.8%
Rent coverage(3)	NA	1.38x	NA	1.41x

(1)             Consists of triple net leased senior living communities we have owned continuously since January 1, 2013.

(2)             All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)             As noted above, Five Star has not filed its 2013 Annual Report on Form 10-K or its 2014 first quarter Quarterly Report on Form 10-Q. As a result, we do not provide rent coverage for the 12 months ended March 31, 2014 for this tenant or the portfolio as a whole.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$110,055	$113,723	$(3,668)	(3.2%	)
Net operating income (NOI)	110,055	113,723	(3,668)	(3.2%	)

Depreciation expense	(31,152)	(33,936)	2,784	8.2%
Impairment of assets	—	(4,371)	4,371	—
Operating income	78,903	75,416	3,487	4.6%

Interest expense	(12,860)	(13,060)	200	1.5%
Gain on sale of properties	2,552	—	2,552	—
Net income	$68,595	$62,356	$6,239	10.0%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net leased senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

Rental income.  Rental income decreased primarily due to the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by increased rents resulting from our purchase of approximately $44,631 of improvements made to our properties that are leased by Five Star since January 1, 2013. Rental income increased year over year on a comparable property basis by $2,175, primarily as a result of our improvement purchases at certain of the 217 communities we have owned continuously since January 1, 2013 and the resulting increased rent, pursuant to the terms of the leases.

Net operating income.  NOI decreased because of the changes in rental income described above.  We do not incur property operating expenses at our triple net leased senior living communities, as these expenses are paid by our tenants. Accordingly, rental income is the same as NOI. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by our purchase of improvements made to our properties that are leased by Five Star since January 1, 2013.

Impairment of assets. During the six months ended June 30, 2013, we recorded impairment of assets charges of $4,371 to reduce the carrying value of four of our senior living properties classified as held for sale as of June 30, 2013 to their estimated net sale price.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the prepayment of four loans in the second quarter of 2013 that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, as well as the regularly scheduled amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014 and two senior living communities in June 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2014	2013	2014	2013
Total properties	44	39	39	39
# of units / beds	7,051	6,678	6,678	6,678
Occupancy	88.6%	87.2%	88.4%	87.2%
Average monthly rate	$4,202	$4,255	$4,247	$4,255

(1)       Consists of managed senior living communities we have owned continuously since January 1, 2013.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2014	2013	Change	% Change

Residents fees and services	$158,481	$149,687	$8,794	5.9%
Property operating expenses	(121,412)	(116,135)	(5,277)	(4.5%	)
Net operating income (NOI)	37,069	33,552	3,517	10.5%

Depreciation expense	(16,488)	(13,877)	(2,611)	(18.8%	)
Operating income	20,581	19,675	906	4.6%

Interest expense	(5,794)	(6,141)	347	5.7%
Net income	$14,787	$13,534	$1,253	9.3%

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

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of two loans at maturity in the second quarter of 2014 that had a total principal balance of $35,300 and a weighted average interest rate of 5.8%, as well as regularly scheduled amortization of our mortgage debt.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2013):

	Six Months Ended June 30,
	2014	2013	Change	% Change

Residents fees and services	$151,332	$149,687	$1,645	1.1%
Property operating expenses	(115,914)	(116,135)	221	0.2%
Net operating income (NOI)	35,418	33,552	1,866	5.6%

Depreciation expense	(15,036)	(13,872)	(1,164)	(8.4%	)
Operating income	20,382	19,680	702	3.6%

Interest expense	(5,794)	(6,141)	347	5.7%
Net income	$14,588	$13,539	$1,049	7.7%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy at the 39 communities we have owned continuously since January 1, 2013, partially offset by a decline in the average monthly rate charged at those communities in the 2014 period compared to the 2013 period.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased principally because of slight decreases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of two loans at maturity in the second quarter of 2014 that had a total principal balance of $35,300 and a weighted average interest rate of 5.8%, as well as regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Six Months Ended June 30,		As of and for the Six Months Ended June 30,
	2014	2013	2014	2013
Total properties	98	93	90	90
Total buildings	122	115	112	112
Total square feet(3)	9,143	7,714	7,497	7,497
Occupancy(4)	95.6%	94.1%	94.7%	94.0%

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

MOBs, all properties:

	Six Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$120,791	$101,582	$19,209	18.9%
Property operating expenses	(36,178)	(32,028)	(4,150)	(13.0%	)
Net operating income (NOI)	84,613	69,554	15,059	21.7%

Depreciation / amortization expense	(35,522)	(26,290)	(9,232)	(35.1%	)
Operating income	49,091	43,264	5,827	13.5%

Interest expense	(2,844)	(2,734)	(110)	(4.0%	)
Income from continuing operations	46,247	40,530	5,717	14.1%
Discontinued operations:
Income from discontinued operations	2,041	2,523	(482)	19.1%
Impairment of assets from discontinued operations	(334)	(27,896)	27,562	98.8%
Net income	$47,954	$15,157	$32,797	216.4%

Rental income.  Rental income increased primarily because of rents from eight MOBs (ten buildings) we acquired for approximately $1,275,553 since January 1, 2013.  Rental income includes non-cash straight line rent adjustments totaling $3,572 and $3,184 and net amortization of approximately $(263) and $(1,945) of above and below market lease adjustments for the six months ended June 30, 2014 and 2013, respectively.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $15,630 of mortgage debt in connection with our acquisition of one MOB since January 1, 2013 with an interest rate of 6.3%, partially offset by the regularly scheduled amortization of our mortgage debt.

Income from discontinued operations. Income from discontinued operations relates to the two MOBs (five buildings) classified as held for sale as of June 30, 2014 as well as the two MOBs (two buildings) sold in the second quarter of 2014. The decrease in income is primarily due to the sale of two MOBs (two buildings) during the second quarter of 2014.

Impairment of assets from discontinued operations. During the six months ended June 30, 2014, we recorded net impairment of assets charges of $334 to reduce the carrying value of one of our MOBs (four buildings) to their estimated net sale prices, partially offset by writing the carrying value of two of our MOBs (two buildings) up to their net sale prices. During the three months ended June 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2013)(1):

	Six Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$99,393	$98,906	$487	0.5%
Property operating expenses	(32,303)	(31,438)	(865)	(2.8%	)
Net operating income (NOI)	67,090	67,468	(378)	(0.6%	)

Depreciation / amortization expense	(25,224)	(25,375)	151	0.6%
Operating income	41,866	42,093	(227)	(0.5%	)

Interest expense	(2,635)	(2,727)	92	3.4%
Net income	$39,231	$39,366	$(135)	(0.3%	)

(1)       Excludes properties classified in discontinued operations.

Rental income.  Rental income increased slightly as a result of an increase in same store occupancy from 94.0% for the six months ended June 30, 2013 to 94.7% for the six months ended June 30, 2014. Rental income includes non-cash straight line rent adjustments totaling $2,195 and $2,988 and net amortization of approximately $(1,387) and $(1,887) of above and below market lease adjustments for the six months ended June 30, 2014 and 2013, respectively.

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

Depreciation / amortization expense.  Depreciation / amortization expense decreased slightly primarily because of a reduction in amortization of acquired in place real estate leases and obligations that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations: (1)

	Six Months Ended June 30,
	2014	2013	Change	% Change

Rental income	$8,878	$8,845	$33	0.4%

Expenses:
Depreciation	(1,896)	(1,896)	—	—
General and administrative	(17,866)	(16,816)	(1,050)	6.2%
Acquisition related costs	(2,635)	(2,187)	(448)	20.5%
Impairment of assets	—	(1,304)	1,304	(100.0%	)
Total expenses	(22,397)	(22,203)	(194)	0.9%
Operating loss	(13,519)	(13,358)	(161)	(1.2%	)

Interest and other income	258	570	(312)	(54.7%	)
Interest expense	(41,514)	(37,196)	(4,318)	(11.6%	)
Loss on early extinguishment of debt	—	(105)	105	100.0%
Loss before income tax expense and equity in earnings of an investee	(54,775)	(50,089)	(4,686)	(9.4%	)
Income tax expense	(346)	(280)	(66)	(23.6%	)
Equity in earnings of an investee	21	155	(134)	(86.5%	)
Net loss	$(55,100)	$(50,214)	$(4,886)	(9.7%	)

(1)       All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, home office business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non-cash straight line rent adjustments totaling approximately $275 and $729 for the six months ended June 30, 2014 and 2013, respectively. Rental income also includes amortization of approximately $110 of acquired real estate leases and obligations in both the six months ended June 30, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions or other capital improvements in this segment for the six months ended June 30, 2014 and 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2013, partially offset by property sales during the same period.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the six months ended June 30, 2014 and 2013. Acquisition related costs increased as a result of more MOB acquisition activity during the six months ended June 30, 2014 than the prior year period.

Impairment of assets.  During the six months ended June 30, 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated net sale price.

Interest and other income.  The decline in interest and other income reflects reduced interest earned as a result of reduced dividend income from the 250,000 common shares of EQC that we own for the 2014 period compared with the 2013 period as well as less investable cash during the period.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014 as well as our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points, partially offset by the prepayment of four mortgage loans in September 2013 encumbering four of our wellness centers for $10,377 with a weighted average interest rate of 6.1% and lower borrowing costs and fees under our revolving credit facility.

Loss on early extinguishment of debt.  In June 2013, we prepaid four mortgage loans encumbering four of our wellness center properties for $10,377 that had maturity dates in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $105.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and six months ended June 30, 2014 and 2013.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, gain or loss on early extinguishment of debt, gain or loss on lease terminations, estimated business management incentive fees and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2014 and 2013 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$37,659	$5,598	$76,236	$40,833
Depreciation expense from continuing operations	46,703	38,296	85,058	75,999
Depreciation expense from discontinued operations	—	199	—	799
Gain on sale of properties	(2,396)	—	(2,552)	—
Impairment of assets	—	4,371	—	5,675
Impairment of assets from discontinued operations	(387)	27,896	334	27,896
FFO	81,579	76,360	159,076	151,202
Estimated business management incentive fees(1)	—	—	—	75
Acquisition related costs from continuing operations	2,512	292	2,635	2,187
Loss on early extinguishment of debt	—	105	—	105
Percentage rent adjustment(2)	2,500	2,300	5,000	4,500
Normalized FFO	$86,591	$79,057	$166,711	$158,069

Weighted average shares outstanding	199,810	188,081	194,025	186,350

FFO per share	$0.41	$0.41	$0.82	$0.81
Normalized FFO per share	$0.43	$0.42	$0.86	$0.85
Net income per share	$0.19	$0.03	$0.39	$0.22
Distributions declared per share	$0.39	$0.39	$0.78	$0.78

(1)       Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual Normalized FFO per share and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$55,166	$56,957	$110,055	$113,723
Managed communities NOI	18,415	16,400	37,069	33,552
MOB NOI	48,865	34,646	84,613	69,554
All other operations NOI	4,476	4,441	8,878	8,845
Total NOI	126,922	112,444	240,615	225,674
Depreciation expense	(46,703)	(38,296)	(85,058)	(75,999)
General and administrative expense	(9,577)	(8,168)	(17,866)	(16,816)
Acquisition related costs	(2,512)	(292)	(2,635)	(2,187)
Impairment of assets	—	(4,371)	—	(5,675)
Operating income	68,130	61,317	135,056	124,997

Interest and other income	154	397	258	570
Interest expense	(34,112)	(29,567)	(63,012)	(59,131)
Loss on early extinguishment of debt	—	(105)	—	(105)
Income before income tax expense and equity in earnings of an investee	34,172	32,042	72,302	66,331
Income tax expense	(155)	(140)	(346)	(280)
Equity in (losses) / earnings of an investee	118	79	21	155
Income from continuing operations	34,135	31,981	71,977	66,206
Income from discontinued operations	741	1,513	2,041	2,523
Impairment of assets from discontinued operations	387	(27,896)	(334)	(27,896)
Income before gain on sale of assets	35,263	5,598	73,684	40,833
Gain on sale of assets	2,396	—	2,552	—
Net income	$37,659	$5,598	$76,236	$40,833

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net leased senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the six months ended June 30, 2014 and 2013, we generated $179.0 million and $150.9 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At June 30, 2014, we had $79.4 million of cash and cash equivalents and $750.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties and for other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of June 30, 2014. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.42%.  As of both June 30, 2014 and August 4, 2014, we had no amounts outstanding and $750.0 million available under our revolving credit facility. For more information, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In April 2014, we acquired one MOB (one building) for approximately $32.7 million, including the assumption of approximately $15.6 million of mortgage debt, and excluding closing costs. The MOB is located in Texas and includes 125,240 square feet. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2014, we acquired one MOB (two buildings) for approximately $1.125 billion, excluding closing costs. This MOB is located in Massachusetts and includes 1,651,037 gross building square feet. We funded this acquisition using the proceeds of equity and debt offerings and borrowings under our revolving credit facility.

As of June 30, 2014, we had nine properties (12 buildings) held for sale, including seven senior living communities with 552 units and two MOBs (five buildings) with 385,541 square feet. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. In aggregate, the seven senior living communities that are held for sale receive a majority of their revenues from government funded programs, such as Medicare and Medicaid payments. All seven of these communities are leased to Five Star and our rents from Five Star will be reduced if and as these sales occur, as determined pursuant to our leases with Five Star. The nine properties have a net book value (after impairment) of $13.2 million as of June 30, 2014. We are in the process of offering these nine properties for sale, but we can provide no assurance as to when or if sales of these properties will occur or what the terms of any sale may provide. During the six months ended June 30, 2014, we recorded net impairment of assets charges of $0.3 million to adjust the carrying value of three MOBs (one property being held for sale and two properties which we sold) included in discontinued operations to their aggregate estimated net sale price. For more information about these completed and pending acquisitions and potential sales, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

During the three and six months ended June 30, 2014, pursuant to the terms of our existing leases with Five Star, we purchased $8.8 million and $17.4 million, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.7 million and $1.4 million, respectively.  We used cash on hand to fund these purchases.

During the three and six months ended June 30, 2014 and 2013, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
MOB tenant improvements(1) (2)	$1,330	$739	$3,137	$971
MOB leasing costs(1) (3)	1,291	534	1,975	846
MOB building improvements(1) (4)	1,862	1,729	3,034	2,361
Managed senior living communities capital improvements	2,100	2,979	4,532	5,719
Development, redevelopment and other activities(5)	5,843	3,996	8,266	6,632
Total capital expenditures	$12,426	$9,977	$20,944	$16,529

(1)       Excludes expenditures at properties classified in discontinued operations.

(2)       MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(3)       MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.

(4)       MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(5)       Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended June 30, 2014, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the quarter	36	291	327
Total leasing costs and concession commitments(1)	$1,565	$3,194	$4,759
Total leasing costs and concession commitments per square foot(1)	$43.47	$10.98	$14.55
Weighted average lease term (years)(2)	12.3	5.8	6.4
Total leasing costs and concession commitments per square foot per year(1)	$3.53	$1.89	$2.27

(1)             Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)             Weighted based on annualized rental income pursuant to existing leases as of June 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

On February 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $73,386, that was declared on January 3, 2014 and was payable to shareholders of record on January 13, 2014.

On May 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $73,397, that was declared on April 2, 2014 and was payable to shareholders of record on April 14, 2014.

On July 7, 2014, we declared a distribution payable to common shareholders of record on July 18, 2014, of $0.39 per share, or approximately $79,469. We expect to pay this distribution on or about August 21, 2014 using cash on hand and borrowings under our revolving credit facility.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323.3 million, after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding the acquisitions described above.

In April 2014, we sold $400.0 million of 3.25% senior unsecured notes due 2019 and $250.0 million of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644.9 million, after underwriting discounts but before expenses. We used the net proceeds of this offering for general business purposes, including funding the acquisitions described above.

On May 30, 2014, we entered into an agreement pursuant to which we obtained a $350.0 million unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2014, the interest rate payable on borrowings under our term loan was 1.55%. We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility, to repay existing mortgage notes and for general business purposes.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2014 were: (1) six public issuances of unsecured senior notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due 2016, (b) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (2) our $350.0 million principal amount term loan; and (3) $655.3 million aggregate principal amount of mortgages secured by 47 of our properties (50 buildings) with maturity dates from 2014 to 2043.  We had no amounts outstanding under our unsecured revolving credit facility as of June 30, 2014. We also had two properties subject to capital leases totaling $13.0 million at June 30, 2014. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements, our revolving credit facility and our term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2014, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility, our term loan or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings.

Our public debt indenture and related supplements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts.  Similarly, our revolving credit facility and our term loan each contain a cross default provision that is triggered upon default of any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non-recourse debts.  Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; and we, RMR, Five Star, and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Report on Form 8-K dated May 12, 2014, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with D&R Yonkers LLC and its owners and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of June 30, 2014, approximately 96% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 4% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. We and our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in assisted living communities, and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, issued updated Medicare prospective payment system rates for SNFs effective October 1, 2013, which CMS estimates will result in a net increase of approximately 1.3% in aggregate Medicare payments for SNFs in federal fiscal year 2014. On May 1, 2014, CMS released its proposed rule for the Medicare prospective payment system for SNFs for federal fiscal year 2015. As part of this rule, CMS proposes to apply a net increase of approximately 2.0% to Medicare payment rates for SNFs, which takes into account a 2.4% market basket increase for inflation reduced by a 0.4% productivity adjustment and results in an aggregate increase of $750 million in payments to SNFs from federal fiscal year 2014.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of firm limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which Medicare outpatient therapy rates are tied, in the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by up to 24% effective April 1, 2015. Additionally, PAMA established a SNF value-based purchasing program. Under this program, the United States Department of Health and Human Services will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017. Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of SNF payments and will receive incentive payments based on the higher of their performance or improvement on certain hospital readmission measures. The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates, and the federal payments to states for Medicaid programs.

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of June 10, 2014, 21 states have elected not to broaden Medicaid eligibility under the ACA at this time, and three remain undecided; those states not participating in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose.

The ACA also includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms, and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement tools and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA provides for enhanced criminal and administrative penalties for noncompliance. We are unable to predict the impact on our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability could provide more paying customers to our tenants and managers. On the other hand, if the changes to be implemented under the ACA result in reduced payments for the services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our tenants’ costs, including the rents and management fees that they pay, our future financial results could be adversely and materially affected.

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

At June 30, 2014, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured senior notes	$400,000	3.250%	$13,000	2019	Semi-Annually
Unsecured senior notes	350,000	5.63%	19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	250,000	4.75%	11,875	2024	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	290,573	6.71%	19,497	2019	Monthly
Mortgages	86,527	5.924%	5,126	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	45,229	6.54%	2,958	2017	Monthly
Mortgages	29,773	6.02%	1,791	2015	Monthly
Mortgages	15,553	6.280%	977	2022	Monthly
Mortgages	12,627	5.66%	715	2015	Monthly
Mortgages	12,275	6.25%	767	2016	Monthly
Mortgages	11,993	6.25%	750	2015	Monthly
Mortgages	11,387	6.37%	725	2015	Monthly
Mortgages	11,153	6.15%	686	2017	Monthly
Mortgages	9,311	6.73%	627	2018	Monthly
Mortgages	9,279	5.95%	552	2038	Monthly
Mortgages	6,468	5.81%	376	2015	Monthly
Mortgages	6,303	5.97%	376	2016	Monthly
Mortgages	5,673	5.86%	332	2017	Monthly
Mortgages	4,967	5.65%	281	2015	Monthly
Mortgages	4,634	4.38%	203	2043	Monthly
Mortgages	4,453	5.81%	259	2015	Monthly
Mortgages	3,397	6.25%	212	2033	Monthly
Mortgages	2,868	7.31%	210	2022	Monthly
Mortgages	2,767	5.88%	163	2015	Monthly
Mortgages	1,415	7.85%	111	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$2,405,325		$130,554

(1)             The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $24.1 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2014, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $26.0 million.

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

At June 30, 2014, our current floating rate obligations consisted of our $750.0 million unsecured revolving credit facility, under which we had no outstanding borrowings, and our $350.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Earnings per Share Impact (1)
At June 30, 2014	1.55%	$350,000	$5,425	$0.03
100 basis point increase	2.55%	$350,000	$8,925	$0.05

(1)             Based on weighted average number of shares outstanding for the six months ended June 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings per Share Impact(2)
At June 30, 2014	1.46%	$1,100,000	$16,060	$0.08
100 basis point increase	2.46%	$1,100,000	$27,060	$0.14

(1)             Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loan as of June 30, 2014.

(2)             Based on weighted average number of shares outstanding for the six months ended June 30, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS

THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

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

•                  COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE.  WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET,

•                  CONTINGENCIES IN OUR ACQUISITION AND SALES AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING PROPERTY SALES, ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

•                  THIS QUARTERLY REPORT STATES THAT APPROXIMATELY 96% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAYMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO ACQUIRE ONE SENIOR LIVING COMMUNITY. THIS TRANSACTION IS SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY NOT OCCUR OR MAY BE DELAYED OR ITS TERMS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE NINE PROPERTIES (TWELVE BUILDINGS) CLASSIFIED AS HELD FOR SALE AS OF JUNE 30, 2014.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR, AND

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

PART II.   Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, May 7 and June 6, 2014, we issued 10,342, 9,772 and 10,786 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our current business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.               Exhibits.

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date (marked copy). (Filed herewith.)

3.3	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)

3.4	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)

3.5	Amended and Restated Bylaws of the Company, adopted April 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

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

4.6

Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 20, 2012.)

4.7

Supplemental Indenture No. 8, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 3.25% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.8

Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.1

First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between Reit Management & Research LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2014.)

10.2

Third Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between Reit Management & Research LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2014.)

10.3

Second Amendment to Credit Agreement, dated as of May 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

10.4

Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.5

Lease for 50 Northern Avenue (Parcel A — Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.6	First Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.7	Second Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.8

Lease for 11 Fan Pier Boulevard (Parcel B — Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.9

First Amendment to Lease, dated as of October 31, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.10

Second Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.11

Third Amendment to Lease, dated as of November 26, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.12

Fourth Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Filed herewith.)

10.13

Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of the Company and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.14

Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2) dated as of June 1, 2014, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Quality Care, Inc., as tenant. (Filed herewith.)

10.15	Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality

Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.16

Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.17	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2014.)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1

Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: August 4, 2014

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 4, 2014