Form 10-Q
period 2014-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2014-11-03
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of registrant’s common shares outstanding as of November 3, 2014: 203,885,292.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2014

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$680,994	$623,756
Buildings and improvements	5,503,074	4,639,869
	6,184,068	5,263,625
Less accumulated depreciation	(946,566)	(840,760)
	5,237,502	4,422,865
Cash and cash equivalents	80,750	39,233
Restricted cash	10,986	12,514
Deferred financing fees, net	32,021	27,975
Acquired real estate leases and other intangible assets, net	482,564	103,494
Other assets	145,299	158,585
Total assets	$5,989,122	$4,764,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$100,000
Unsecured term loan	350,000	—
Senior unsecured notes, net of discount	1,743,272	1,093,337
Secured debt and capital leases	669,011	699,427
Accrued interest	32,555	15,839
Assumed real estate lease obligations, net	125,493	12,528
Other liabilities	84,576	66,546
Total liabilities	3,004,907	1,987,677

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 220,000,000 shares authorized, 203,872,829 and 188,167,643 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,039	1,882
Additional paid in capital	3,824,237	3,497,589
Cumulative net income	1,308,333	1,194,985
Cumulative other comprehensive income	1,736	8,412
Cumulative distributions	(2,152,130)	(1,925,879)
Total shareholders’ equity	2,984,215	2,776,989
Total liabilities and shareholders’ equity	$5,989,122	$4,764,666

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$137,614	$112,319	$377,339	$336,468
Residents fees and services	79,259	74,946	237,740	224,634
Total revenues	216,873	187,265	615,079	561,102

Expenses:
Property operating expenses	82,706	74,729	240,297	222,893
Depreciation	50,074	38,473	135,132	114,472
General and administrative	10,384	7,798	28,250	24,615
Acquisition related costs	15	396	2,649	2,590
Impairment of assets	—	—	—	5,675
Total expenses	143,179	121,396	406,328	370,245

Operating income	73,694	65,869	208,751	190,857

Interest and other income	78	42	336	612
Interest expense	(36,201)	(29,405)	(99,213)	(88,536)
Loss on early extinguishment of debt	—	(692)	—	(797)
Income from continuing operations before income tax expense and equity in earnings of an investee	37,571	35,814	109,874	102,136
Income tax expense	(156)	(125)	(502)	(405)
Equity in earnings of an investee	38	64	59	219
Income from continuing operations	37,453	35,753	109,431	101,950
Discontinued operations:
(Loss) income from discontinued operations	(557)	1,231	1,484	3,762
Impairment of assets from discontinued operations	216	—	(117)	(27,896)
Income before gain on sale of properties	37,112	36,984	110,798	77,816
Gain on sale of properties	—	1,141	2,552	1,141
Net income	$37,112	$38,125	$113,350	$78,957

Other comprehensive income:
Change in net unrealized (loss) / gain on investments	(5,404)	(2,166)	(6,684)	2,195
Share of comprehensive (loss) income of an investee	(33)	13	17	(68)
Comprehensive income	$31,675	$35,972	$106,683	$81,084

Weighted average shares outstanding	203,792	188,102	197,317	186,942

Income from continuing operations per share	0.18	0.19	0.56	0.55
Income (loss) from discontinued operations per share	—	0.01	0.01	(0.13)
Basic and diluted net income per share	$0.18	$0.20	$0.57	$0.42

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$113,350	$78,957
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	135,132	115,274
Amortization of deferred financing fees and debt discounts	4,709	4,559
Straight line rental income	(6,814)	(5,256)
Amortization of acquired real estate leases and other intangible assets	(1,110)	2,793
Loss on early extinguishment of debt	—	797
Impairment of assets	117	33,571
Gain on sale of properties	(2,552)	(1,141)
Equity in earnings of an investee	(59)	(219)
Change in assets and liabilities:
Restricted cash	1,528	(614)
Other assets	331	569
Accrued interest	16,716	6,006
Other liabilities	20,175	12,884
Cash provided by operating activities	281,523	248,180

Cash flows from investing activities:
Real estate acquisitions and deposits	(1,146,840)	(148,775)
Real estate improvements	(53,197)	(36,820)
Investment in Affiliates Insurance Company	(825)	—
Proceeds from sale of properties	18,575	2,550
Cash used for investing activities	(1,182,287)	(183,045)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	322,962	261,813
Proceeds from issuance of unsecured senior notes, net of discount	648,914	—
Proceeds from unsecured term loan	350,000	—
Proceeds from borrowings on revolving credit facility	90,000	160,000
Repayments of borrowings on revolving credit facility	(190,000)	(225,000)
Repayment of other debt	(45,304)	(33,261)
Payment of deferred financing fees	(8,039)	(3,252)
Distributions to shareholders	(226,252)	(215,559)
Cash provided by (used for) financing activities	942,281	(55,259)

Increase (decrease) in cash and cash equivalents	41,517	9,876
Cash and cash equivalents at beginning of period	39,233	42,382
Cash and cash equivalents at end of period	$80,750	$52,258
Supplemental cash flow information:
Interest paid	$77,788	$79,552
Income taxes paid	152	536

Non-cash investing activities:
Acquisitions funded by assumed debt	(15,630)	(12,266)

Non-cash financing activities:
Assumption of mortgage notes payable	15,630	12,266
Issuance of common shares	3,997	2,538

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At September 30, 2014, we owned 371 properties (398 buildings) located in 38 states and Washington, D.C. We have accounted, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

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

MOB Acquisitions since January 1, 2014:

				Cash Paid				Acquired
		Number		plus			Acquired	Real Estate		Premium
		of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000’s)	Debt (1)	Land	Improvements	Leases	Obligations	Debt	Debt
Apr-14	San Antonio, TX	1	125	$32,932	$3,141	$26,421	$4,393	$10	$15,630	$1,013
May-14	Boston, MA	1	1,651	1,124,031	52,643	944,362	245,511	118,485	—	—
		2	1,776	$1,156,963	$55,784	$970,783	$249,904	$118,495	$15,630	$1,013

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

In July 2014, we entered into an agreement to acquire one senior living community for approximately $7,000, excluding closing costs.  The senior living community is located in Jackson, Wisconsin and includes 52 assisted living units.  In September 2014, we entered into an agreement to acquire one senior living community for approximately $40,430, excluding closing costs. The senior living community is located in Madison, Wisconsin and includes 176 independent and assisted living units. If these acquisitions are completed, we expect that a subsidiary of Five Star Quality Care, Inc. will manage these communities for our account pursuant to long term management agreements. In this Quarterly Report on Form 10-Q, we refer to Five Star Quality Care, Inc. and its applicable subsidiaries as Five Star.

In August 2014, we entered into an agreement to acquire the entities owning 23 MOBs for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt. The MOBs contain approximately 2,200,000 square feet and are located in 12 states. The closing of this acquisition is subject to various conditions; accordingly, we may not purchase some or all of these properties, these purchases may be delayed or the terms of these purchases may change. See Note 10 for further information about this acquisition.

Impairment:

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

As of September 30, 2014, we had seven senior living communities with 552 living units and one MOB (four buildings) with 323,541 square feet categorized as properties held for sale. During the nine months ended September 30, 2014, we

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

recorded net impairment of assets charges of $117 to adjust the carrying value of four MOBs included in discontinued operations to their aggregate estimated net sale price. The eight properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $12,924 at September 30, 2014. As of December 31, 2013, we had 10 senior living communities with 744 units and four MOBs (seven buildings) with 831,499 square feet categorized as properties held for sale, which were similarly recorded and categorized at September 30, 2014, except that three of the senior living communities and three of the MOBs were sold during the first nine months of 2014, as noted below. These properties are included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $27,888 at December 31, 2013. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. The senior living properties which we are or were offering for sale as of the applicable periods do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing. Summarized income statement information for the four MOBs (seven buildings) that meet the criteria for discontinued operations is included in discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Rental income	$111	$2,189	$3,837	$7,284
Property operating expenses	(668)	(958)	(2,353)	(2,723)
Depreciation and amortization	—	—	—	(799)
Income from discontinued operations	$(557)	$1,231	$1,484	$3,762

In January 2014, we sold a senior living community with 36 units that was previously classified as held for sale for $2,400 and recorded a gain on the sale of this property of approximately $156.

In April 2014, we sold one MOB (one building) with 210,879 square feet that was included in discontinued operations for $5,000 and recorded no gain or loss on the sale.

In June 2014, we sold two senior living communities with 156 units that were previously classified as held for sale for $4,500 and recorded a gain on the sale of these properties of approximately $2,396.

In June 2014, we sold one MOB (one building) with 235,079 square feet that was included in discontinued operations for $6,000 and recorded no gain or loss on the sale.

In September 2014, we sold one MOB ( one building) with 62,000 square feet that was included in discontinued operations for $675 and recorded no gain or loss on the sale.

In October 2014, we sold one senior living community with 70 units that was previously classified as held for sale for $2,850.  Also in October 2014, we sold two senior living communities with 177 units that were previously classified as held for sale for $5,900.  We will record the gain or loss on these sales during the period ending December 31, 2014 when all of the costs of the sales are known.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 4.  Unrealized Gain / Loss on Investments

As of September 30, 2014, we owned 250,000 common shares of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, and 4,235,000 common shares of Five Star which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our EQC and Five Star shares as of September 30, 2014 ($25.71 and $3.77 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($26.00 and $3.36 per share, respectively).

Note 5.  Indebtedness

Our principal debt obligations at September 30, 2014 were: (1) six public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (d) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (2) our $350,000 principal amount term loan; and (3) $652,359 aggregate principal amount of mortgages secured by 47 of our properties (50 buildings) with maturity dates from 2015 to 2043.  The 47 mortgaged properties (50 buildings) had a carrying value of $881,216 at September 30, 2014.  We also had two properties subject to capital leases totaling $12,910 at September 30, 2014; these two properties had a carrying value of $18,375 at September 30, 2014.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The revolving credit facility agreement includes a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. The interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.42% for both the three and nine months ended September 30, 2014. The weighted average interest rate for borrowings under our revolving credit facility was 1.64% and 1.68% for the three and nine months ended September 30, 2013, respectively. As of both September 30, 2014 and November 3, 2014, we had no amounts outstanding and $750,000 available for borrowing by us.

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

On May 30, 2014, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $350,000 unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility, to repay mortgage notes and for general business purposes. As of September 30, 2014, the interest rate payable for amounts outstanding under our term loan was 1.55%.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.55% for the three and nine months ended September 30, 2014.

Our public debt indentures and related supplements and our credit facility agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

In connection with the acquisitions discussed in Note 3 above, in April 2014, we assumed $15,630 of mortgage debt, which we recorded at its fair value of $16,643.  This mortgage has a contractual interest rate of 6.28% and matures in July 2022.  We recorded the assumed mortgage at its fair value.  We determined the fair value of the assumed mortgage using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2014, we repaid mortgage notes that encumbered two of our properties that had an aggregate principal balance of $35,300 and a weighted average interest rate of 5.8%.

In October 2014, we prepaid at par our $14,700 loan incurred in connection with certain revenue bonds scheduled to mature on December 1, 2027. That loan had an interest rate of 5.875%.

In October 2014, we repaid a mortgage note that encumbered one of our properties that had a principal balance of $11,900 and an interest rate of 6.25%.

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

On August 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $79,469, that was declared on July 7, 2014 and was payable to shareholders of record on July 18, 2014.

On October 2, 2014, we declared a distribution payable to common shareholders of record on October 17, 2014, of $0.39 per share, or approximately $79,515. We expect to pay this distribution on or about November 21, 2014 using cash on hand and borrowings under our revolving credit facility.

During the nine months ended September 30, 2014 and the period from October 1, 2014 to November 3, 2014, we issued 85,986 and 12,463, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement. See Note 10 for further information regarding this agreement.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323,318, after underwriting discounts but before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding the acquisitions described in Note 3.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

On June 5, 2014, we granted 2,500 common shares valued at $24.50 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees.

On September 12, 2014, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 81,700 of our common shares to our officers and certain employees of our manager, RMR, valued at $21.42 per share, the closing price of our common shares on the NYSE on that day.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at September 30, 2014 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs

Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$12,924	$—	$12,924	$—
Investments in available for sale securities(2)	$22,393	$22,393	$—	$—
Unsecured senior notes(3)	$1,816,660	$1,816,660	$—	$—
Secured debt(4)	$726,242	$—	$—	$726,242

(1)

Assets held for sale consist of eight properties (11 buildings) that we expect to sell that are reported at fair value less costs to sell.  We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair value of these properties.  We have recorded cumulative impairments of approximately $13,500 to these properties in order to reduce their book value to fair value.

(2)

Our investments in available for sale securities include our 250,000 common shares of EQC and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at September 30, 2014 in active markets (Level 1 inputs).

(3)

We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our outstanding six issuances of senior notes (Level 1 inputs) on or about September 30, 2014.  The fair values of these senior note obligations exceed their aggregate book values of $1,743,272 by $73,387 because these notes were trading at premiums to their face amounts.

(4)

We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms at September 30, 2014 (Level 3 inputs).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash and other unsecured debt. The fair values of these additional financial instruments approximate their carrying values at September 30, 2014 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments:  (1) triple net leased senior living communities that provide short term and long term residential care and dining services for residents that are leased to third parties, (2) managed senior living communities that provide short term and long term residential care and dining services for residents that are managed for our account and (3) MOBs.  Our triple net leased and managed senior living communities both include independent living communities, assisted living communities, skilled nursing facilities,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

or SNFs, and some communities that offer a combination of the independent and assisted living and skilled nursing services.  Properties in the MOB segment include buildings leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Three Months Ended September 30, 2014
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$55,266	$—	$77,798	$4,550	$137,614
Residents fees and services	—	79,259	—	—	79,259
Total revenues	55,266	79,259	77,798	4,550	216,873

Expenses:
Property operating expenses	—	61,330	21,376	—	82,706
Depreciation	15,372	8,006	25,748	948	50,074
General and administrative	—	—	—	10,384	10,384
Acquisition related costs	—	—	—	15	15
Total expenses	15,372	69,336	47,124	11,347	143,179

Operating income (loss)	39,894	9,923	30,674	(6,797)	73,694

Interest and other income	—	—	—	78	78
Interest expense	(6,446)	(2,416)	(1,484)	(25,855)	(36,201)
Income (loss) before income tax expense and equity in earnings of an investee	33,448	7,507	29,190	(32,574)	37,571
Income tax expense	—	—	—	(156)	(156)
Equity in earnings of an investee	—	—	—	38	38
Income (loss) from continuing operations	33,448	7,507	29,190	(32,692)	37,453
Discontinued operations:
Loss from discontinued operations	—	—	(557)	—	(557)
Impairment of assets from discontinued operations	—	—	216	—	216
Net income (loss)	$33,448	$7,507	$28,849	$(32,692)	$37,112

Total assets	$1,823,234	$899,545	$2,953,668	$312,675	$5,989,122

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2013
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$57,073	$—	$50,910	$4,336	$112,319
Residents fees and services	—	74,946	—	—	74,946
Total revenues	57,073	74,946	50,910	4,336	187,265

Expenses:
Property operating expenses	—	57,708	17,021	—	74,729
Depreciation	16,760	7,251	13,514	948	38,473
General and administrative	—	—	—	7,798	7,798
Acquisition related costs	—	—	—	396	396
Total expenses	16,760	64,959	30,535	9,142	121,396

Operating income (loss)	40,313	9,987	20,375	(4,806)	65,869

Interest and other income	—	—	—	42	42
Interest expense	(6,546)	(3,054)	(1,369)	(18,436)	(29,405)
Loss on early extinguishment of debt	—	—	—	(692)	(692)
Income (loss) before income tax expense and equity in earnings of an investee	33,767	6,933	19,006	(23,892)	35,814
Income tax expense	—	—	—	(125)	(125)
Equity in earnings of an investee	—	—	—	64	64
Income (loss) from continuing operations	33,767	6,933	19,006	(23,953)	35,753
Discontinued operations:
Income from discontinued operations	—	—	1,231	—	1,231
Income (loss) before gain on sale of properties	33,767	6,933	20,237	(23,953)	36,984
Gain on sale of properties	1,141	—	—	—	1,141
Net income (loss)	$34,908	$6,933	$20,237	$(23,953)	$38,125

Total assets	$1,861,729	$967,187	$1,732,217	$246,197	$4,807,330

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2014
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$165,321	$—	$198,589	$13,429	$377,339
Residents fees and services	—	237,740	—	—	237,740
Total revenues	165,321	237,740	198,589	13,429	615,079

Expenses:
Property operating expenses	—	182,742	57,555	—	240,297
Depreciation	46,525	24,494	61,269	2,844	135,132
General and administrative	—	—	—	28,250	28,250
Acquisition related costs	—	—	—	2,649	2,649
Total expenses	46,525	207,236	118,824	33,743	406,328

Operating income (loss)	118,796	30,504	79,765	(20,314)	208,751

Interest and other income	—	—	—	336	336
Interest expense	(19,307)	(8,210)	(4,328)	(67,368)	(99,213)
Income (loss) before income tax expense and equity in earnings of an investee	99,489	22,294	75,437	(87,346)	109,874
Income tax expense	—	—	—	(502)	(502)
Equity in earnings of an investee	—	—	—	59	59
Income (loss) from continuing operations	99,489	22,294	75,437	(87,789)	109,431
Discontinued operations:
Income from discontinued operations	—	—	1,484	—	1,484
Impairment of assets from discontinued operations	—	—	(117)	—	(117)
Income (loss) before gain on sale of properties	99,489	22,294	76,804	(87,789)	110,798
Gain on sale of properties	2,552	—	—	—	2,552
Net income (loss)	$102,041	$22,294	$76,804	$(87,789)	$113,350

Total assets	$1,823,234	$899,545	$2,953,668	$312,675	$5,989,122

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2013
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$170,794	$—	$152,492	$13,182	$336,468
Residents fees and services	—	224,634	—	—	224,634
Total revenues	170,794	224,634	152,492	13,182	561,102

Expenses:
Property operating expenses	—	173,844	49,049	—	222,893
Depreciation	50,696	21,128	39,804	2,844	114,472
General and administrative	—	—	—	24,615	24,615
Acquisition related costs	—	—	—	2,590	2,590
Impairment of assets	4,371	—	—	1,304	5,675
Total expenses	55,067	194,972	88,853	31,353	370,245

Operating income (loss)	115,727	29,662	63,639	(18,171)	190,857

Interest and other income	—	—	—	612	612
Interest expense	(20,030)	(9,196)	(4,103)	(55,207)	(88,536)
Loss on early extinguishment of debt	—	—	—	(797)	(797)
Income (loss) before income tax expense and equity in earnings of an investee	95,697	20,466	59,536	(73,563)	102,136
Income tax expense	—	—	—	(405)	(405)
Equity in earnings of an investee	—	—	—	219	219
Income (loss) from continuing operations	95,697	20,466	59,536	(73,749)	101,950
Discontinued operations:
Income from discontinued operations	—	—	3,762	—	3,762
Impairment of assets from discontinued operations	—	—	(27,896)	—	(27,896)
Income (loss) before gain on sale of properties	95,697	20,466	35,402	(73,749)	77,816
Gain on sale of properties	1,141	—	—	—	1,141
Net income (loss)	$96,838	$20,466	$35,402	$(73,749)	$78,957

Total assets	$1,861,729	$967,187	$1,732,217	$246,197	$4,807,330

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 34.7% of our rental income for the three months ended September 30, 2014, and the properties Five Star leases from us represented 34.5% of our investments, at cost, as of September 30, 2014.  As of September 30, 2014, Five Star also managed 44 senior living communities for our account.

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

In April 2014, Five Star filed with the SEC an amended Annual Report on Form 10-K for the year ended December 31, 2012 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 that restated its financial results for 2011, 2012 and the first and second quarters of 2013 to correct certain errors in its previously filed financial reports for those periods.  In addition, in April 2014, Five Star filed with the SEC its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and in September 2014, Five Star filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2013.  In those filings, Five Star disclosed that it has material weaknesses in its internal control over financial reporting and that Five Star is currently in the process of developing a remediation plan for the material weaknesses.  Five Star has not yet filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.  Five Star has publicly disclosed that it intends to file with the SEC its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 on or about the same day, and that it currently expected those filings to occur by December 31, 2014.

See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

Five Star:  Five Star was formerly our 100% owned subsidiary.  Five Star is our largest tenant, we are Five Star’s largest stockholder and Five Star manages certain senior living communities for us.  In 2001, we distributed substantially all of Five Star’s then issued and outstanding shares of common stock to our shareholders.  As of September 30, 2014, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.7% of Five Star’s issued and outstanding shares of common stock.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing director of Five Star.  RMR provides management services to both us and Five Star.

As of September 30, 2014, we leased 184 senior living communities to Five Star under four combination leases.  Under Five Star’s leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties.  We recognized total rental income from Five Star of $47,717 and $49,705 for the three months ended September 30, 2014 and 2013, respectively, and $142,842 and $148,732 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, our rents receivable from Five Star were $15,907 and $17,960, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.  We had deferred estimated percentage rent under our Five Star leases of $1,498 and $1,301 for the three months ended September 30, 2014 and 2013, respectively, and $4,317 and $3,823 for the nine months ended September 30, 2014 and 2013, respectively.  We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met.  During the nine months ended September 30, 2014 and 2013, pursuant to the terms of our leases with Five Star, we purchased $23,776 and $22,501, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,902 and $1,800, respectively.

In June 2013, we and Five Star agreed to offer for sale 11 senior living communities we lease to Five Star.  Five Star’s rent payable to us will be reduced if and as these sales occur pursuant to terms set in our leases with Five Star.  In August 2013, we sold one of these communities, a SNF, with 112 living units, for a sales price of $2,550, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $255, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease.  In January 2014, we sold one senior living community located in Texas with 36 assisted living units, for a sale price of $2,400, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $210, or 8.75% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease.  In June 2014, we sold two senior living communities located in Wisconsin with 156 SNF units, for a sale price of $4,500, and as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $452, or

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. In October 2014, we sold a senior living community located in Virginia with 70 assisted living units for a sale price of $2,850 and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $285, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. Also in October 2014, we sold two senior living communities located in Arizona with 177 units for a sale price of $5,900 and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $590, or 10% of the net proceeds of the sale to us, in accordance with the terms of the applicable lease. We can provide no assurance that the remaining four senior living communities that we and Five Star have agreed to offer for sale will be sold, when any sales may occur or what the terms of any sales may provide.

On July 10, 2014, we and Five Star entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement (Lease No. 4) pursuant to which Five Star exercised the first of its existing lease extension options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and we granted Five Star a third option for Five Star to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062.

Five Star began managing communities for our account in 2011.  We lease certain of our senior living communities that are managed by Five Star to our taxable REIT subsidiaries, or TRSs, and Five Star manages these and other communities for us pursuant to long term management agreements.  As of September 30, 2014, Five Star managed 44 senior living communities for our account.

In connection with these management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement.  The management agreements that are included in each of our pooling agreements are on substantially similar terms.  Our first AL Pooling Agreement includes 20 identified communities and our second AL Pooling Agreement includes 19 identified communities.  The third AL Pooling Agreement currently includes the management agreement for a community we acquired in November 2013.  The IL Pooling Agreement currently includes management agreements for two communities that have only independent living units.  The senior living community in New York and one senior living community in California described below that Five Star manages for our account are not included in any of our pooling agreements.  Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star’s incentive fees.  We incurred management fees paid to Five Star of $2,438 and $2,290 for the three months ended September 30, 2014 and 2013, respectively, and $7,295 and $6,866 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.

Our second AL Pooling Agreement previously included the management agreement for our assisted living community known as Villa Valencia, which is located in California.  On July 10, 2014, we entered into an agreement with Five Star, pursuant to which the management agreement for Villa Valencia was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at that community are completed.

On July 10, 2014, we entered into an amendment to our management agreements with Five Star that include assisted living communities to (1) extend the term of each of the management agreements between us and Five Star for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (2) extend the term of the management agreement between us and Five Star for the senior living community known as Willow Pointe, which is currently included in the third AL Pooling Agreement, from December 31, 2031 to December 31, 2035.  On July 10, 2014, we also entered into an amendment to our management agreements with Five Star that include only independent living communities to extend the term of the

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

management agreements between us and Five Star for two independent living communities from December 31, 2031 to December 31, 2032.

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

We may enter into additional management arrangements with Five Star for our senior living communities and we may add the management agreements to our existing pooling agreements or enter into additional pooling agreements with Five Star. For example, as noted in Note 3, we entered into purchase agreements to purchase two senior living communities in Wisconsin for a total of $47,430.  If these acquisitions are completed, we expect to lease these communities to one of our TRSs and to enter into long term management agreements with Five Star to manage these communities on terms similar to those management arrangements we currently have with Five Star for communities that include assisted living units. We further expect that these management agreements would be added to the third AL Pooling Agreement.  These acquisitions are subject to various conditions and there can be no assurance that these acquisitions will be completed.

RMR:  We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of our MOBs.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR. Certain of Five Star’s executive officers are officers of RMR. A majority of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy and Mr. Adam Portnoy serve as managing directors or managing trustees of a majority of the companies to which RMR or its affiliates provide management services. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $8,077 and $6,847 for the three months ended September 30, 2014 and 2013, respectively, and $22,492  and $20,088 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 98,449 of our common shares to RMR for the nine months ended September 30, 2014 as payment for a portion of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,211 and $1,678 for the three months ended September 30, 2014 and 2013, respectively, and $5,928 and $4,937 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

SIR:    On August 30, 2014, we entered into a Purchase and Sale Agreement and Joint Escrow Instructions, or the Purchase Agreement, with SC Merger Sub LLC, or Merger Sub, a Maryland limited liability company and wholly owned subsidiary of Select Income REIT, a Maryland real estate investment trust, or SIR, pursuant to which we have agreed to acquire the entities owning 23 healthcare properties, or the healthcare properties, which we classify as properties leased to MOBs, for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt. The healthcare properties contain approximately 2,200,000 square feet and are located in 12 states. SIR has announced that it has agreed to acquire Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, that, through its subsidiaries, owns the healthcare properties we have agreed to acquire from SIR. SIR's acquisition of CCIT would be pursuant to an agreement and plan of merger among SIR, Merger Sub and CCIT, which provides for the merger of CCIT with and into Merger Sub, with Merger Sub surviving as SIR's wholly owned subsidiary, or the Merger. The Merger is expected to be completed in the first half of 2015 and our acquisition of the 23 healthcare properties is expected to close substantially concurrently with the closing of the Merger.

One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of SIR and of Government Properties Income Trust, a Maryland real estate investment trust, or GOV, that is SIR's largest shareholder.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and a managing trustee of both SIR and GOV.  Two of our Independent Trustees also serve as independent trustees of GOV and one of our Independent Trustees also serves as an independent trustee of SIR.  As of September 30, 2014, GOV, RMR and Messrs. Barry Portnoy and Adam Portnoy reported that they collectively beneficially owned 22,066,212.364 common shares of SIR, or approximately 36.8% of the issued and outstanding common shares of SIR.  These shareholders of SIR have entered into voting agreements with CCIT and American Realty Capital Properties, Inc., a Maryland corporation and parent of the manager of CCIT, or ARCP, pursuant to which they have agreed, upon and subject to the terms and conditions of such agreements, to vote all common shares of SIR beneficially owned by them in favor of the issuance of additional SIR common shares to CCIT stockholders pursuant to the Merger Agreement.  These voting agreements also contain standstill provisions pursuant to which ARCP has agreed, among other things, not to make unsolicited proposals to acquire us, SIR or GOV for a period of 36 months.

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

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, EQC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owned approximately 14.3% of AIC.

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

As of September 30, 2014, we had invested $6,034 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,806 and $5,913 as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $38 and $64 for the three months ended September 30, 2014 and 2013, respectively, and $59 and $219 for the nine months ended September 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance:  In June 2014, we, RMR, Five Star and three other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid an aggregate premium of approximately $51 for these extensions.  Further information about those policies is contained in Note 5 to our audited financial statements contained in our Annual Report. In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $651.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and nine months ended September 30, 2014, we recognized income tax expense of $156 and $502, respectively. During the three and nine months ended September 30, 2013 we recognized income tax expense of $125 and $405, respectively.

Note 12.  Pro Forma Information

During the nine months ended September 30, 2014, we acquired two properties for an aggregate purchase price of $1,158,078, excluding closing costs. During the second quarter of 2014, we sold 15,525,000 of our common shares in a public offering raising net proceeds of approximately $323,318 after underwriting discounts but before expenses. During the second quarter of 2014, we also sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889, after underwriting discounts but before expenses.

The following table presents our pro forma results of operations for the nine months ended September 30, 2014, as if these acquisitions and financing activities had occurred on January 1, 2014.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2014, and for other reasons.

Nine Months Ended
September 30,
2014
Total revenues	$649,949
Net income	$110,583
Net income per share	$0.54

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report. We are a REIT organized under Maryland law. At September 30, 2014, we owned 371 properties (398 buildings) located in 38 states and Washington, D.C., including eight properties (11 buildings) classified as held for sale.  On that date, the undepreciated carrying value of our properties, net of impairment losses, was $6.2 billion, excluding properties classified as held for sale. As of September 30, 2014, 97% of our net operating income, or NOI, came from properties where a majority of the charges are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q3 2014	Q3 2014
(As of September 30, 2014)	Properties	Square Feet		Carrying Value(2)	Investment	Square Foot(3)	NOI(4)	NOI

Facility Type
Independent living(5)	62	15,176		$1,903,152	30.8%	$125,405	$40,273	30.0%
Assisted living(5)	155	11,495		1,363,247	22.0%	$118,595	28,361	21.1%
Nursing homes(5)	45	4,763		202,311	3.3%	$42,476	4,561	3.4%
Subtotal senior living communities	262	31,434		3,468,710	56.1%	$110,349	73,195	54.5%
MOBs	98	9,141,579	sq. ft.	2,542,710	41.0%	$278	56,422	42.1%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	4,550	3.4%
Total	370			$6,191,437	100.0%		$134,167	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	89	6,590		696,499	11.3%	$105,690	14,761	10.9%
Five Star (Lease No. 2)	49	7,044		689,955	11.2%	$97,949	15,656	11.7%
Five Star (Lease No. 3)	17	3,281		354,271	5.7%	$107,977	8,584	6.4%
Five Star (Lease No. 4)	29	3,335		390,134	6.3%	$116,982	8,716	6.5%
Subtotal Five Star	184	20,250		2,130,859	34.5%	$105,228	47,717	35.5%
Sunrise / Marriott(6)	4	1,619		126,326	2.0%	$78,027	3,133	2.3%
Brookdale	18	894		61,122	1.0%	$68,369	1,754	1.3%
6 private senior living companies (combined)	12	1,620		95,313	1.5%	$58,835	2,662	2.0%
Subtotal triple net leased senior living communities	218	24,383		2,413,620	39.0%	$98,988	55,266	41.1%
Managed senior living communities(7)	44	7,051		1,055,090	17.1%	$149,637	17,929	13.4%
Subtotal senior living communities	262	31,434		3,468,710	56.1%	$110,349	73,195	54.5%
MOBs	98	9,141,579	sq. ft.	2,542,710	41.0%	$278	56,422	42.1%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	4,550	3.4%
Total	370			$6,191,437	100.0%		$134,167	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage(9)		Occupancy
	2014	2013	2014	2013

Five Star (Lease No. 1)	NA	1.19x	84.0%	84.8%
Five Star (Lease No. 2)	NA	1.15x	81.7%	81.1%
Five Star (Lease No. 3)	NA	1.66x	87.2%	88.6%
Five Star (Lease No. 4)	NA	1.16x	87.4%	85.6%
Subtotal Five Star	NA	1.25x	84.3%	84.2%
Sunrise / Marriott(6)	1.97x	1.91x	92.0%	92.9%
Brookdale	2.52x	2.51x	94.6%	95.3%
6 private senior living companies (combined)	1.89x	2.01x	85.5%	84.2%
Subtotal triple net leased senior living communities	NA	1.37x	85.2%	85.1%
Managed senior living communities(7)	NA	NA	88.0%	87.3%
Subtotal senior living communities	NA	1.37x	85.9%	85.6%
MOBs	NA	NA	95.6%	94.1%
Wellness centers	2.09x	2.21x	100.0%	100.0%
Total	NA	1.42x

(1)
(1)	Excludes properties classified in discontinued operations.
(2)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of September 30, 2014 for senior living communities classified as held for sale in the amount of $7,369 which is included in Other Assets on the Condensed Consolidated Balance Sheets.

(3)	Represents investment carrying value divided by the number of living units, beds or square feet at September 30, 2014, as applicable.
(4)	NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(5)	Senior living properties are categorized by the type of living units or beds which constitute the largest number of the living units or beds at the property.
(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(7)

These 44 managed senior living communities are managed by Five Star. The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through September 30, 2014 was 88.3%.

(8)

Operating data for MOBs are presented as of September 30, 2014 and 2013; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June 30, 2014 and 2013, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(9)

Five Star has not filed its 2014 first and second quarter Quarterly Reports on Form 10-Q with the SEC. As a result, we do not provide rent coverage for the 12 months ended June 30, 2014 for this tenant or the portfolio as a whole.

The following tables set forth information regarding our lease expirations as of September 30, 2014 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring	Expiring

2014	$—	$7,749	$—	$7,749	1.4%	1.4%
2015	1,867	20,633	—	22,500	4.1%	5.5%
2016	—	21,157	—	21,157	3.8%	9.3%
2017	9,275	28,381	—	37,656	6.8%	16.1%
2018	14,609	24,686	—	39,295	7.2%	23.3%
2019	599	35,173	—	35,772	6.5%	29.8%
2020	—	18,951	—	18,951	3.4%	33.2%
2021	1,424	6,680	—	8,104	1.5%	34.7%
2022	—	7,425	—	7,425	1.3%	36.0%
Thereafter	203,926	129,965	17,853	351,744	64.0%	100.0%
Total	$231,700	$300,800	$17,853	$550,353	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.6 years

(1)

Annualized rental income is rents pursuant to existing leases as of September 30, 2014, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2014, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2014 — 1.2%; 2015 — 3.6%; 2016 — 3.4%, 2017 — 6.1%; 2018 — 6.3%; 2019 — 5.8%; 2020 — 3.0%; 2021 — 1.3%; 2022 — 1.2% and thereafter — 68.1%. In addition, if our leases to our TRSs are included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.5 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities(2)	MOBs	Centers	Total	Expiring	Expiring

2014	—	74	—	74	11.7%	11.7%
2015	2	107	—	109	17.2%	28.9%
2016	—	83	—	83	13.1%	42.0%
2017	1	97	—	98	15.5%	57.5%
2018	1	78	—	79	12.5%	70.0%
2019	1	56	—	57	9.0%	79.0%
2020	—	35	—	35	5.5%	84.5%
2021	1	20	—	21	3.3%	87.8%
2022	—	20	—	20	3.2%	91.0%
Thereafter	6	48	2	56	9.0%	100.0%
Total	12	618	2	632	100.0%

(1)	Excludes properties classified in discontinued operations.
(2)	Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2014	—	—%	—%	221,999	—	221,999	2.3%	2.3%
2015	243	1.0%	1.0%	816,643	—	816,643	8.5%	10.8%
2016	—	—%	1.0%	895,865	—	895,865	9.4%	20.2%
2017	894	3.7%	4.7%	1,057,022	—	1,057,022	11.1%	31.3%
2018	1,619	6.6%	11.3%	737,934	—	737,934	7.7%	39.0%
2019	175	0.7%	12.0%	1,128,316	—	1,128,316	11.8%	50.8%
2020	—	—%	12.0%	858,984	—	858,984	9.0%	59.8%
2021	361	1.5%	13.5%	249,630	—	249,630	2.6%	62.4%
2022	—	—%	13.5%	251,238	—	251,238	2.6%	65.0%
Thereafter	21,091	86.5%	100.0%	2,525,425	812,000	3,337,425	35.0%	100.0%
Total	24,383	100.0%		8,743,056	812,000	9,555,056	100.0%

(1)	Excludes properties classified in discontinued operations.
(2)

Excludes 7,051 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2014 — 0.0%, 2015 — 0.8%; 2016 — 0.0%; 2017 — 2.8%; 2018 — 5.2%; 2019 — 0.6%; 2020 — 0.0%; 2021 — 1.1%; 2022 — 0.0% and thereafter — 89.5%.

During the three months ended September 30, 2014, we entered into MOB lease renewals for 53,000 square feet and new leases for 25,000 square feet. The weighted average annual rental rate for leases entered into during the quarter was $37.76 per square foot, and these rental rates were, on a weighted average basis, 3.7% below previous rents charged for the same space.  Average lease terms for leases entered into during the third quarter of 2014 were 6.3 years based on square footage.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the third quarter of 2014 totaled $2.5 million, or $31.49 per square foot on average (approximately $5.00 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments:  (1) triple net leased senior living communities that provide short term and long term residential care and dining services for residents that are leased to third parties, (2) managed senior living communities that provide short term and long term residential care and dining services for residents that are managed for our account and (3) MOBs.  Our triple net leased and managed senior living communities both include independent living communities, assisted living communities, SNFs and some communities that offer a combination of the independent and assisted living and skilled nursing services.  Properties in the MOB segment include buildings leased to medical providers, medical related businesses, clinics and biotech laboratory tenants.  The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Triple net leased senior living communities	$55,266	$57,073	$165,321	$170,794
Managed senior living communities	79,259	74,946	237,740	224,634
MOBs	77,798	50,910	198,589	152,492
All other operations	4,550	4,336	13,429	13,182
Total revenues	$216,873	$187,265	$615,079	$561,102

Net income:
Triple net leased senior living communities	$33,448	$34,908	$102,041	$96,838
Managed senior living communities	7,507	6,933	22,294	20,466
MOBs	28,849	20,237	76,804	35,402
All other operations	(32,692)	(23,953)	(87,789)	(73,749)
Net income	$37,112	$38,125	$113,350	$78,957

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the third quarter 2014 results against the comparable 2013 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total properties	218	223	218	218
# of units / beds	24,383	24,939	24,383	24,383
Tenant operating data(2)
Occupancy	85.2%	85.1%	85.2%	85.6%
Rent coverage(3)	NA	1.37x	NA	1.39x

(1)	Consists of triple net leased senior living communities we have owned continuously since July 1, 2013.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)

As noted above, Five Star has not filed its 2014 first and second quarter Quarterly Reports on Form 10-Q. As a result, we do not provide rent coverage for the 12 months ended June 30, 2014 for this tenant or the portfolio as a whole.

Triple net leased senior living communities, all properties:

	Three Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$55,266	$57,073	$(1,807)	(3.2)%
Net operating income (NOI)	55,266	57,073	(1,807)	(3.2)%

Depreciation expense	(15,372)	(16,760)	1,388	8.3%
Operating income	39,894	40,313	(419)	(1.0)%

Interest expense	(6,446)	(6,546)	100	1.5%
Gain on sale of properties	—	1,141	(1,141)	(100.0)%
Net income	$33,448	$34,908	$(1,460)	(4.2)%

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

Rental income. Rental income decreased primarily due to the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by increased rents resulting from our purchase of approximately $35,083 of improvements made to our properties that are leased by Five Star since July 1, 2013. Rental income increased year over year on a comparable property basis by $1,222, primarily as a result of our improvement purchases at certain of the 218 communities we have owned continuously since July 1, 2013 and the resulting increased rent, pursuant to the terms of the leases.

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

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by our purchase of improvements made to our properties that are leased by Five Star since July 1, 2013.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of regularly scheduled amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in August 2013.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total properties	44	40	39	39
# of units / beds	7,051	6,771	6,678	6,678
Occupancy:	88.2%	87.6%	88.1%	87.3%
Average monthly rate	$4,152	$4,140	$4,198	$4,150

(1)	Consists of managed senior living communities we have owned continuously since July 1, 2013.

Managed senior living communities, all properties:

	Three Months Ended September 30,
	2014	2013	Change	% Change

Residents fees and services	$79,259	$74,946	$4,313	5.8%
Property operating expenses	(61,330)	(57,708)	(3,622)	(6.3)%
Net operating income (NOI)	17,929	17,238	691	4.0%

Depreciation expense	(8,006)	(7,251)	(755)	(10.4)%
Operating income	9,923	9,987	(64)	(0.6)%

Interest expense	(2,416)	(3,054)	638	20.9%
Net income	$7,507	$6,933	$574	8.3%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relates to the acquisition of five managed senior living communities since July 1, 2013.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of five managed senior living communities since July 1, 2013.

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

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since July 1, 2013.

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

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since July 1, 2013):

	Three Months Ended September 30,
	2014	2013	Change	% Change

Residents fees and services	$75,770	$74,236	$1,534	2.1%
Property operating expenses	(58,717)	(57,181)	(1,536)	(2.7)%
Net operating income (NOI)	17,053	17,055	(2)	(0.0)%

Depreciation expense	(7,270)	(7,138)	(132)	(1.8)%
Operating income	9,783	9,917	(134)	(1.4)%

Interest expense	(2,416)	(3,054)	638	20.9%
Net income	$7,367	$6,863	$504	7.3%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in occupancy and average daily rate at the 39 communities we have owned continuously since July 1, 2013.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased principally because of slight increases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

Net operating income.  NOI remained approximately unchanged and reflects the net changes in residents fees and services less the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

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

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total properties	98	93	92	92
Total buildings	122	116	115	115
Total square feet(3)	9,142	7,819	7,714	7,714
Occupancy(4)	95.6%	95.0%	94.9%	94.9%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since July 1, 2013.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$77,798	$50,910	$26,888	52.8%
Property operating expenses	(21,376)	(17,021)	(4,355)	(25.6)%
Net operating income (NOI)	56,422	33,889	22,533	66.5%

Depreciation / amortization expense	(25,748)	(13,514)	(12,234)	(90.5)%
Operating income	30,674	20,375	10,299	50.5%

Interest expense	(1,484)	(1,369)	(115)	(8.4)%
Income from continuing operations	29,190	19,006	10,184	53.6%
Discontinued operations:
(Loss) income from discontinued operations	(557)	1,231	(1,788)	(145.2)%
Impairment of assets from discontinued operations	216	—	216	100.0%
Net income	$28,849	$20,237	$8,612	42.6%

Rental income. Rental income increased primarily because of rents from six MOBs (seven buildings) we acquired for approximately $1,222,953 since July 1, 2013.  Rental income includes non-cash straight line rent adjustments totaling $2,626 and $1,307 and net amortization of approximately $1,209 and $(913) of above and below market lease adjustments for the three months ended September 30, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since July 1, 2013.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since July 1, 2013.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $15,630 of mortgage debt in connection with our acquisition of one MOB since July 1, 2013 with an interest rate of 6.3%, partially offset by the regularly scheduled amortization of our mortgage debt.

(Loss) income from discontinued operations. Loss from discontinued operations for the three months ended September 30, 2014 relates to the one MOB (four buildings) which was majority vacant during the period classified as held for sale as of September 30, 2014 as well as the one MOB (one building) sold in the third quarter of 2014. The decrease in income is primarily due to the sale of two MOBs (two buildings) during the second quarter of 2014 and one MOB (one building) in the third quarter of 2014.

Impairment of assets from discontinued operations. During the three months ended September 30, 2014, we recorded impairment of assets adjustments of $216 to write the carrying value of one of our MOBs (one building) up to its net sale price.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2013)(1):

	Three Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$51,139	$50,433	$706	1.4%
Property operating expenses	(16,964)	(16,957)	(7)	(0.0)%
Net operating income (NOI)	34,175	33,476	699	2.1%

Depreciation / amortization expense	(13,166)	(13,420)	254	1.9%
Operating income	21,009	20,056	953	4.8%

Interest expense	(1,278)	(1,354)	76	5.6%
Net income	$19,731	$18,702	$1,029	5.5%

(1)	Excludes properties classified in discontinued operations.

Rental income. Rental income increased slightly as a result of an increase in rents at certain comparable properties for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Rental income includes non-cash straight line rent adjustments totaling $871 and $1,247 and net amortization of approximately $(702) and $(913) of above and below market lease adjustments for the three months ended September 30, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. These expenses were consistent for the three months ended September 30, 2014 and September 30, 2013.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations:  (1)

	Three Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$4,550	$4,336	$214	4.9%

Expenses:
Depreciation	(948)	(948)	—	—
General and administrative	(10,384)	(7,798)	(2,586)	(33.2)%
Acquisition related costs	(15)	(396)	381	96.2%
Total expenses	(11,347)	(9,142)	(2,205)	(24.1)%
Operating loss	(6,797)	(4,806)	(1,991)	(41.4)%

Interest and other income	78	42	36	85.7%
Interest expense	(25,855)	(18,436)	(7,419)	(40.2)%
Loss on early extinguishment of debt	—	(692)	692	100.0%
Loss before income tax expense and equity in earnings of an investee	(32,574)	(23,892)	(8,682)	(36.3)%
Income tax expense	(156)	(125)	(31)	(24.8)%
Equity in earnings of an investee	38	64	(26)	(40.6)%
Net loss	$(32,692)	$(23,953)	$(8,739)	(36.5)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income increased due to scheduled rent increases at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $138 and $262 for the three months ended September 30, 2014 and 2013, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended September 30, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended September 30, 2014 and 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since July 1, 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended September 30, 2014 and 2013. Acquisition related costs decreased as a result of less acquisition activity during the three months ended September 30, 2014 than the prior year period.

Interest and other income.  The increase in interest and other income is a result of more investable cash during the period compared to the prior year, partially offset by less dividend income from our shares of EQC.

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

Loss on early extinguishment of debt.    In September 2013, we prepaid a mortgage loan encumbering two of our properties for $13,579 that had a maturity date later in 2013. We recorded a loss on early extinguishment of debt of $154 as a result of the premium paid to prepay this mortgage prior to its maturity date. In September 2013, we amended our revolving credit facility, resulting in a loss on early extinguishment of debt of $538.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 (dollars in thousands):

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2014
Total properties	218	223	217	217
# of units / beds	24,383	24,939	24,233	24,233
Tenant operating data(2)
Occupancy	85.2%	85.1%	85.1%	85.6%
Rent coverage(3)	NA	1.37x	NA	1.39x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2013.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

(3)

As noted above, Five Star has not filed its 2014 first and second quarter Quarterly Reports on Form 10-Q. As a result, we do not provide rent coverage for the 12 months ended June 30, 2014 for this tenant or the portfolio as a whole.

Triple net leased senior living communities, all properties:

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$165,321	$170,794	$(5,473)	(3.2)%
Net operating income (NOI)	165,321	170,794	(5,473)	(3.2)%

Depreciation expense	(46,525)	(50,696)	4,171	8.2%
Impairment of assets	—	(4,371)	4,371	100.0%
Operating income	118,796	115,727	3,069	2.7%

Interest expense	(19,307)	(20,030)	723	3.6%
Gain on sale of properties	2,552	1,141	1,411	100.0%
Net income	$102,041	$96,838	$5,203	5.4%

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

Rental income. Rental income decreased primarily due to the sale of the two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014 and two senior living communities in the second quarter of 2014. This decrease was partially offset by increased rents resulting from our purchase of approximately $50,984 of improvements made to our properties that are leased by Five Star since January 1, 2013. Rental income increased year over year on a comparable property basis by $3,394, primarily as a result of our improvement purchases at certain of the 217 communities we have owned continuously since January 1, 2013 and the resulting increased rent, pursuant to the terms of the leases.

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

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014, two senior living communities in June 2014, and one senior living community in August 2013.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total properties	44	40	39	39
# of units / beds	7,051	6,771	6,678	6,678
Occupancy	88.5%	87.3%	88.3%	87.3%
Average monthly rate	$4,185	$4,217	$4,231	$4,220

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2013.

Managed senior living communities, all properties:

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Residents fees and services	$237,740	$224,634	$13,106	5.8%
Property operating expenses	(182,742)	(173,844)	(8,898)	(5.1)%
Net operating income (NOI)	54,998	50,790	4,208	8.3%

Depreciation expense	(24,494)	(21,128)	(3,366)	(15.9)%
Operating income	30,504	29,662	842	2.8%

Interest expense	(8,210)	(9,196)	986	10.7%
Net income	$22,294	$20,466	$1,828	8.9%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relates to the acquisition of five managed senior living communities since January 1, 2013.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of five managed senior living communities since January 1, 2013.

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

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2013):

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Residents fees and services	$227,102	$223,923	$3,179	1.4%
Property operating expenses	(174,631)	(173,223)	(1,408)	(0.8)%
Net operating income (NOI)	52,471	50,700	1,771	3.5%

Depreciation expense	(22,306)	(21,010)	(1,296)	(6.2)%
Operating income	30,165	29,690	475	1.6%

Interest expense	(8,210)	(9,196)	986	10.7%
Net income	$21,955	$20,494	$1,461	7.1%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and average daily rate at the 39 communities we have owned continuously since January 1, 2013.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased principally because of slight increases in utility expenses, real estate taxes, insurance, and other direct costs of operating properties.

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

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total properties	98	93	90	90
Total buildings	122	116	112	112
Total square feet(3)	9,142	7,819	7,497	7,497
Occupancy(4)	95.6%	95.0%	94.8%	94.8%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since January 1, 2013.
(3)	Prior periods exclude space remeasurements made during the periods presented.
(4)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$198,589	$152,492	$46,097	30.2%
Property operating expenses	(57,555)	(49,049)	(8,506)	(17.3)%
Net operating income (NOI)	141,034	103,443	37,591	36.3%

Depreciation / amortization expense	(61,269)	(39,804)	(21,465)	(53.9)%
Operating income	79,765	63,639	16,126	25.3%

Interest expense	(4,328)	(4,103)	(225)	(5.5)%
Income from continuing operations	75,437	59,536	15,901	26.7%
Discontinued operations:
Income from discontinued operations	1,484	3,762	(2,278)	(60.6)%
Impairment of assets from discontinued operations	(117)	(27,896)	27,779	99.6%
Net income	$76,804	$35,402	$41,402	116.9%

Rental income. Rental income increased primarily because of rents from eight MOBs (ten buildings) we acquired for approximately $1,275,553 since January 1, 2013.  Rental income includes non-cash straight line rent adjustments totaling $6,198 and $4,416 and net amortization of approximately $945 and $(2,858) of above and below market lease adjustments for the nine months ended September 30, 2014 and 2013, respectively.

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

Income from discontinued operations. Income from discontinued operations relates to the one MOB (four buildings) classified as held for sale as of September 30, 2014 as well as the two MOBs (two buildings) sold in the second quarter of 2014 and one MOB (one building) sold in the third quarter of 2014. The decrease in income is primarily due to the sale of two MOBs (two buildings) during the second quarter of 2014 and one MOB (one building) sold in the third quarter of 2014.

Impairment of assets from discontinued operations. During the nine months ended September 30, 2014, we recorded net impairment of assets charges of $117 to reduce the carrying value of one of our MOBs (four buildings) to its estimated net sale price, partially offset by writing the carrying value of three of our MOBs (three buildings) up to their net sale prices. During the nine months ended September 30, 2013, we recorded impairment of assets charges of $27,896 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2013)(1):

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$149,003	$147,852	$1,151	0.8%
Property operating expenses	(48,904)	(48,063)	(841)	(1.7)%
Net operating income (NOI)	100,099	99,789	310	0.3%

Depreciation / amortization expense	(37,779)	(38,179)	400	1.0%
Operating income	62,320	61,610	710	1.2%

Interest expense	(3,910)	(4,081)	171	4.2%
Net income	$58,410	$57,529	$881	1.5%

(1)	Excludes properties classified in discontinued operations.

Rental income. Rental income increased slightly as a result of an increase in rents at certain of our comparable properties for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Rental income includes non-cash straight line rent adjustments totaling $3,037 and $4,179 and net amortization of approximately $(2,066) and $(2,777) of above and below market lease adjustments for the nine months ended September 30, 2014 and 2013, respectively.

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

Depreciation / amortization expense.  Depreciation / amortization expense decreased slightly primarily because of a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations:  (1)

	Nine Months Ended September 30,
	2014	2013	Change	% Change

Rental income	$13,429	$13,182	$247	1.9%

Expenses:
Depreciation	(2,844)	(2,844)	—	—
General and administrative	(28,250)	(24,615)	(3,635)	(14.8)%
Acquisition related costs	(2,649)	(2,590)	(59)	(2.3)%
Impairment of assets	—	(1,304)	1,304	100.0%
Total expenses	(33,743)	(31,353)	(2,390)	(7.6)%
Operating loss	(20,314)	(18,171)	(2,143)	(11.8)%

Interest and other income	336	612	(276)	(45.1)%
Interest expense	(67,368)	(55,207)	(12,161)	(22.0)%
Loss on early extinguishment of debt	—	(797)	797	100.0%
Loss before income tax expense and equity in earnings of an investee	(87,346)	(73,563)	(13,783)	(18.7)%
Income tax expense	(502)	(405)	(97)	(24.0)%
Equity in earnings of an investee	59	219	(160)	(73.1)%
Net loss	$(87,789)	$(73,749)	$(14,040)	(19.0)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income increased due to scheduled rent increases at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $413 and $992 for the nine months ended September 30, 2014 and 2013, respectively. Rental income also includes amortization of approximately $165 of acquired real estate leases and obligations in both the nine months ended September 30, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions or other capital improvements in this segment for the nine months ended September 30, 2014 and 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

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

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the nine months ended September 30, 2014 and 2013. Acquisition related costs increased as a result of more MOB acquisition activity during the nine months ended September 30, 2014 than the prior year period.

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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and nine months ended September 30, 2014 and 2013.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2014 and 2013 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$37,112	$38,125	$113,350	$78,957
Depreciation expense from continuing operations	50,074	38,473	135,132	114,472
Depreciation expense from discontinued operations	—	—	—	799
Gain on sale of properties	—	(1,141)	(2,552)	(1,141)
Impairment of assets from continuing operations	—	—	—	5,675
Impairment of assets from discontinued operations	(216)	—	117	27,896
FFO	86,970	75,457	246,047	226,658
Estimated business management incentive fees(1)	—	—	—	75
Acquisition related costs from continuing operations	15	396	2,649	2,590
Loss on early extinguishment of debt	—	692	—	797
Percentage rent adjustment(2)	2,600	2,300	7,600	6,800
Normalized FFO	$89,585	$78,845	$256,296	$236,920

Weighted average shares outstanding	203,792	188,102	197,317	186,942

FFO per share	$0.43	$0.40	$1.25	$1.21
Normalized FFO per share	$0.44	$0.42	$1.30	$1.27
Net income per share	$0.18	$0.20	$0.57	$0.42
Distributions declared per share	$0.39	$0.39	$1.17	$1.17

(1)

Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (1) prior to 2014 based upon increases in annual Normalized FFO per share and (2) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$55,266	$57,073	$165,321	$170,794
Managed communities NOI	17,929	17,238	54,998	50,790
MOB NOI	56,422	33,889	141,034	103,443
All other operations NOI	4,550	4,336	13,429	13,182
Total NOI	134,167	112,536	374,782	338,209
Depreciation expense	(50,074)	(38,473)	(135,132)	(114,472)
General and administrative expense	(10,384)	(7,798)	(28,250)	(24,615)
Acquisition related costs	(15)	(396)	(2,649)	(2,590)
Impairment of assets	—	—	—	(5,675)
Operating income	73,694	65,869	208,751	190,857

Interest and other income	78	42	336	612
Interest expense	(36,201)	(29,405)	(99,213)	(88,536)
Loss on early extinguishment of debt	—	(692)	—	(797)
Income before income tax expense and equity in earnings of an investee	37,571	35,814	109,874	102,136
Income tax expense	(156)	(125)	(502)	(405)
Equity in earnings of an investee	38	64	59	219
Income from continuing operations	37,453	35,753	109,431	101,950
(Loss) income from discontinued operations	(557)	1,231	1,484	3,762
Impairment of assets from discontinued operations	216	—	(117)	(27,896)
Income before gain on sale of assets	37,112	36,984	110,798	77,816
Gain on sale of assets	—	1,141	2,552	1,141
Net income	$37,112	$38,125	$113,350	$78,957

LIQUIDITY AND CAPITAL RESOURCES

Rental income and residents fees and services revenues from our leased and managed properties and borrowings under our revolving credit facility are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders.  We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter.  Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the current rental rates and resident fees and services at, our properties;

•	control operating cost increases at our properties and other expenses; and

•	purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our triple net leased senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly.  During the nine months ended September 30, 2014 and 2013, we generated $281.5 million and $248.2 million, respectively, of cash from operations.  The increase in our cash from operations over the prior year primarily resulted from our property acquisitions, as further described below.

Our Investment and Financing Liquidity and Resources

At September 30, 2014, we had $80.8 million of cash and cash equivalents and $750.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions and expenditures related to the repair, maintenance or renovation of our properties and for other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of September 30, 2014. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.45%.  As of both September 30, 2014 and November 3, 2014, we had no amounts outstanding and $750.0 million available under our revolving credit facility. We also have sometimes assumed mortgage debt in connection with our acquisitions and we may do so in the future. For more information, see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In October 2014, we prepaid at par our $14.7 million loan incurred in connection with certain revenue bonds scheduled to mature on December 1, 2027. That loan had an interest rate of 5.875%.

In October 2014, we repaid a mortgage note that encumbered one of our properties that had a principal balance of $11.9 million and an interest rate of 6.25%.

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

In July 2014, we entered into an agreement to acquire one senior living community for approximately $7.0 million, excluding closing costs; this senior living community is located in Jackson, Wisconsin and includes 52 assisted living units.  In September 2014, we entered into an agreement to acquire one senior living community for approximately $40.4 million, excluding closing costs; this senior living community is located in Madison, Wisconsin and includes 176 independent and assisted living units. The closings of these acquisitions are contingent upon other customary closing conditions; accordingly, we may not purchase one or both of these properties, these purchases may be delayed or the terms of these purchases may change. If these acquisitions are completed, we expect that Five Star will manage these communities for our account pursuant to long term management agreements.

In August 2014, we entered into an agreement with Merger Sub pursuant to which we have agreed to acquire the entities owning 23 healthcare properties, which we classify as properties leased to MOBs, for approximately $539.0 million, including the assumption of approximately $30.0 million of mortgage debt. The MOBs contain approximately 2.2 million square feet and are located in 12 states. SIR has announced that it has agreed to acquire CCIT that, through its subsidiaries, owns the MOBs we have agreed to acquire from SIR. SIR's acquisition of CCIT would be pursuant to an agreement and plan of merger among SIR, Merger Sub and CCIT, which provides for the merger of CCIT with and into Merger Sub, with Merger Sub surviving as SIR's wholly owned subsidiary. The closing of this acquisition is contingent upon various conditions, including the completion of SIR’s acquisition of CCIT; accordingly, we may not purchase some or all of these properties, these purchases may be delayed or the terms of these purchases may change.  We currently expect to fund the purchase price using cash on hand and drawings under our unsecured credit facility. On a longer term basis, we expect to finance this acquisition with an appropriate mix of debt and equity capital, depending on the cost of such financings and future market conditions.

As of September 30, 2014, we had eight properties (11 buildings) held for sale, including seven senior living communities with 552 units and one MOB (four buildings) with 323,541 square feet. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. In aggregate, the seven senior living communities that are held for sale receive a majority of their revenues from government funded programs, such as Medicare and Medicaid payments. All seven of these communities are leased to Five Star, and our rents from Five Star will be reduced if and as these sales occur, as determined pursuant to our leases with Five Star. The eight properties had a net book value (after impairment) of $12.9 million as of September 30, 2014. In October 2014, we sold one of the senior living communities that was held for sale as of September 30, 2014, for $2.85 million. Also in October 2014, we sold two of the senior living communities that were held for sale as of September 30, 2014, for $5.9 million. We are in the process of offering the remaining five properties for sale, but we can provide no assurance as to when or if sales of these properties will occur or what the terms of any sale may provide. During the nine months ended September 30, 2014, we recorded net impairment of assets charges of $0.1 million to adjust the carrying value of four MOBs (one property being held for sale and three properties which we sold) included in discontinued operations to their aggregate estimated net sale price. For more information about these completed and pending acquisitions and potential sales, see Note 3 to our condensed consolidated financial statements appearing in Item 1 above.

During the three and nine months ended September 30, 2014, pursuant to the terms of our existing leases with Five Star, we purchased $6.4 million and $23.8 million, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.5 million and $1.9 million, respectively.  We used cash on hand to fund these purchases.

During the three and nine months ended September 30, 2014 and 2013, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
MOB tenant improvements(1) (2)	$2,294	$1,066	$5,431	$2,037
MOB leasing costs(1) (3)	907	2,490	2,882	3,336
MOB building improvements(1) (4)	1,813	1,511	4,847	3,872
Managed senior living communities capital improvements	2,509	2,612	7,041	8,331
Development, redevelopment and other activities(5)	4,206	2,965	12,472	9,597
Total capital expenditures	$11,729	$10,644	$32,673	$27,173

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (1) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (2) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended September 30, 2014, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	25	53	78
Total leasing costs and concession commitments(1)	$1,716	$740	$2,456
Total leasing costs and concession commitments per square foot(1)	$68.64	$13.96	$31.49
Weighted average lease term (years)(2)	8.3	5.4	6.3
Total leasing costs and concession commitments per square foot per year(1)	$8.27	$2.59	$5.00

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of September 30, 2014, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

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

On August 21, 2014, we paid a distribution to common shareholders of $0.39 per share, or approximately $79,469, that was declared on July 7, 2014 and was payable to shareholders of record on July 18, 2014.

On October 2, 2014, we declared a distribution payable to common shareholders of record on October 17, 2014, of $0.39 per share, or approximately $79,515. We expect to pay this distribution on or about November 21, 2014 using cash on hand and borrowings under our revolving credit facility.

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

On May 30, 2014, we entered into an agreement pursuant to which we obtained a $350.0 million unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, the interest rate payable on borrowings under our term loan was 1.55%. We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility, to repay mortgage notes and for general business purposes.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues,  expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2014 were: (1) six public issuances of unsecured senior notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due 2016, (b) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (2) our $350.0 million principal amount term loan; and (3) $652.4 million aggregate principal amount of mortgages secured by 47 of our properties (50 buildings) with maturity dates from 2015 to 2043.  We had no amounts outstanding under our unsecured revolving credit facility as of September 30, 2014. We also had two properties subject to capital leases totaling $12.9 million at September 30, 2014. Our unsecured senior notes are governed by an indenture. The indenture for our unsecured senior notes and related supplements, our revolving credit facility and our term loan contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of September 30, 2014, we believe we were in compliance with all of the covenants under our indenture and related supplements, our revolving credit facility and our other debt obligations.

None of our indenture and related supplements, our revolving credit facility, our term loan or our other debt obligations contain provisions for acceleration which could be triggered by a change in our debt ratings.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, Five Star, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities, and we are Five Star’s largest stockholder; D&R Yonkers LLC is owned by our executive officers and one of our TRSs subleases a portion of a senior living community we own to it in order to accommodate certain requirements of New York healthcare licensing laws; we have agreed to acquire 23 healthcare properties from SIR; and we, RMR, Five Star, and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated May 12, 2014 and August 30, 2014, and our other filings with the SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with D&R Yonkers LLC and its owners, the purchase and sale agreement with Merger Sub and SIR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, Five Star, D&R Yonkers LLC and its owners, SIR and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, Five Star, D&R Yonkers LLC and its owners, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Impact of Government Reimbursement

As of September 30, 2014, approximately 97% of our NOI was generated from properties where a majority of the NOI is derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. We and our tenants operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, issued updated Medicare prospective payment system rates for SNFs effective October 1, 2013, which CMS estimated would result in a net increase of approximately 1.3% in aggregate Medicare payments for SNFs, or approximately $470 million, in federal fiscal year 2014. On July 31, 2014, CMS released its final rule for the Medicare prospective payment system for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014.  As part of this rule, CMS will apply a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% increase for inflation reduced by a 0.5% productivity adjustment and will result in an aggregate increase of approximately $750 million in payments for SNFs from federal fiscal year 2014.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of limits on Medicare payments for outpatient therapies. PAMA also extended the 0.5% increase to the Medicare Physician Fee Schedule, or MPFS, rates through December 31, 2014 and provided no increase in the MPFS rates, to which Medicare outpatient therapy rates are tied, for the period between January 1, 2015 and March 31, 2015. Unless further delayed, the MPFS rates are scheduled to be reduced by up to 24% effective April 1, 2015. Additionally, PAMA established a SNF value-based purchasing program. Under this program, the United States Department of Health and Human Services, or HHS, will assess SNFs based on hospital readmissions measures and make these assessments available to the public no later than October 1, 2017. Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of SNF payments and will receive incentive payments based on the higher of their performance or improvement on certain hospital readmission measures. The collective amount of incentive payments to all SNFs are anticipated to be between 50% and 70% of the total payment amounts withheld.

On October 6, 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data.  Specifically, the Secretary of HHS will require SNFs to begin reporting certain quality measures and resource use measures in a standardized and interoperable format by October 1, 2016 and begin reporting certain patient assessment data in such a format by October 1, 2018.  Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established timeframes will be subject to a 2% reduction in their Medicare payment rates for that fiscal year.  Beginning October 1, 2018, the Secretary of HHS will make this data publicly available pursuant to certain procedures to be established.  The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending  a future Medicare prospective payment system for post-acute care providers and analyzing both its effects on the reported metrics and financial effect on post-acute care providers.  We are unable to predict the overall impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare payment systems and rates.

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of August 28, 2014, 21 states have elected not to broaden Medicaid eligibility under the ACA at this time, and two remain undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose.  We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs.

The ACA also includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms, and increased funding for Medicare and Medicaid program integrity control initiatives. The ACA has resulted in several changes to existing healthcare fraud and abuse laws, established additional enforcement processes and funding to the government, and provided for increased cooperation between agencies by establishing mechanisms for sharing information relating to noncompliance. Furthermore, the ACA has resulted in enhanced criminal and administrative penalties for noncompliance.  We are unable to predict the impact on us, our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability may provide more paying customers to us, our tenants and managers. If the changes to be implemented under the ACA result in reduced payments for services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our or our tenants’ costs, including the rents and management fees paid to us, our future financial results could be adversely and materially affected.

We cannot estimate the type and magnitude of the potential regulatory changes discussed above, but they may be material to and adversely affect the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

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

At September 30, 2014, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense	Maturity	Payments Due
Unsecured senior notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Unsecured senior notes	350,000	5.63%	19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.3%	10,750	2016	Semi-Annually
Unsecured senior notes	250,000	4.75%	11,875	2024	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	289,581	6.71%	19,431	2019	Monthly
Mortgages	85,811	5.924%	5,083	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	44,960	6.54%	2,940	2017	Monthly
Mortgage	29,572	6.02%	1,779	2015	Monthly
Mortgage	15,437	6.28%	969	2022	Monthly
Mortgages	12,555	5.66%	711	2015	Monthly
Mortgage	12,231	6.25%	764	2016	Monthly
Mortgage	11,944	6.25%	747	2015	Monthly
Mortgage	11,349	6.37%	722	2015	Monthly
Mortgage	11,107	6.15%	683	2017	Monthly
Mortgage	9,254	6.73%	623	2018	Monthly
Mortgage	9,243	5.95%	550	2038	Monthly
Mortgage	6,411	5.81%	373	2015	Monthly
Mortgage	6,274	5.97%	375	2016	Monthly
Mortgage	5,650	5.86%	331	2017	Monthly
Mortgage	4,941	5.65%	279	2015	Monthly
Mortgage	4,614	4.38%	202	2043	Monthly
Mortgage	4,429	5.81%	257	2015	Monthly
Mortgage	3,372	6.25%	211	2033	Monthly
Mortgage	2,796	7.31%	204	2022	Monthly
Mortgage	2,748	5.88%	162	2015	Monthly
Mortgage	1,380	7.85%	108	2022	Monthly
Bonds	14,700	5.88%	864	2027	Semi-Annually
	$2,402,359		$130,364

(1)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $24.0 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2014, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $24.3 million.

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

At September 30, 2014, our current floating rate obligations consisted of our $750.0 million unsecured revolving credit facility, under which we had no outstanding borrowings, and our $350.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate	Debt	Expense Per Year	Share Impact (1)
At September 30, 2014	1.55%	$350,000	$5,425	$0.03
100 basis point increase	2.55%	$350,000	$8,925	$0.05

(1)	Based on weighted average number of shares outstanding for the nine months ended September 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	per Share Impact(2)
At September 30, 2014	1.46%	$1,100,000	$16,060	$0.08
100 basis point increase	2.46%	$1,100,000	$27,060	$0.14

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loan as of September 30, 2014.
(2)	Based on weighted average number of shares outstanding for the nine months ended September 30, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY,

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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	THE IMPACT OF THE ACA AND OTHER RECENTLY ENACTED, ADOPTED OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR, AIC, D&R YONKERS LLC, SIR AND THEIR RELATED PERSONS AND ENTITIES,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•	MATERIAL WEAKNESSES IN ITS FINANCIAL REPORTING,

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

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, CAPITAL COSTS TO LEASE AND OPERATE OUR PROPERTIES AND WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•	THIS QUARTERLY REPORT STATES THAT APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM OUR 53

TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAYMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AGREEMENTS TO ACQUIRE TWO SENIOR LIVING COMMUNITIES. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE AGREED TO ACQUIRE 23 MOBS FROM MERGER SUB, A WHOLLY OWNED SUBSIDIARY OF SIR. THE CLOSING OF THIS TRANSACTION IS SUBJECT TO CONDITIONS AND CONTINGENCIES, INCLUDING THE CLOSING OF THE MERGER OF MERGER SUB AND CCIT WHICH IS EXPECTED TO OCCUR IN THE FIRST HALF OF 2015. THE MERGER IS ITSELF SUBJECT TO CONDITIONS AND CONTINGENCIES, INCLUDING APPROVALS BY THE SHAREHOLDERS OF SIR AND STOCKHOLDERS OF CCIT. WE CAN PROVIDE NO ASSURANCE THAT THE CONDITIONS AND CONTINGENCIES TO THE MERGER OR THE OTHER CONDITIONS AND CONTINGENCIES TO OUR ACQUISITION OF THE 23 MOBS WILL BE SATISFIED. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE THAT OUR ACQUISITION OF THE 23 MOBS WILL BE CONSUMMATED, THAT IT WILL NOT BE DELAYED OR THAT ITS TERMS WILL NOT CHANGE,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE CURRENTLY EXPECT TO ASSUME APPROXIMATELY $30 MILLION OF MORTGAGE DEBT IN CONNECTION WITH THE 23 MOBS WE HAVE AGREED TO ACQUIRE FROM MERGER SUB AND TO FUND THE BALANCE OF THE PURCHASE PRICE USING CASH ON HAND AND DRAWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY. OUR ASSUMPTION OF THE $30 MILLION OF MORTGAGES WILL REQUIRE THE APPROVAL OF THE MORTGAGEES WHICH MAY NOT BE OBTAINED. ALSO, ALTHOUGH WE CURRENTLY HAVE CASH ON HAND AND THE FULL $750 MILLION AVAILABLE FOR DRAWINGS UNDER OUR UNSECURED REVOLVING BANK CREDIT FACILITY, THE AMOUNTS OF CASH AND AVAILABLE DRAWINGS MAY BE LESS THAN REQUIRED TO CLOSE WHEN OUR PURCHASE OF THE 23 MOBS OCCURS. FOR THESE REASONS OR IN OUR DISCRETION, WE MAY FUND THIS ACQUISITION THROUGH DIFFERENT MEANS,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO LONG TERM FINANCE THE ACQUISITION OF THE 23 MOBS WITH AN APPROPRIATE MIX OF DEBT AND EQUITY CAPITAL. OUR ACTUAL MIX OF DEBT AND EQUITY FINANCING WILL DEPEND ON THE AVAILABILITY AND COST OF SUCH FINANCING, AND THE FINAL MIX OF FINANCING MAY BE DIFFERENT FROM CURRENT EXPECTATIONS,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE FIVE PROPERTIES (EIGHT BUILDINGS) CLASSIFIED AS HELD FOR SALE.  WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR, AND

•	THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, RMR, AIC, D&R YONKERS LLC, SIR AND 54

THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, OR NATURAL DISASTERS.

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

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, August 7 and September 8, 2014, we issued 11,223, 11,782 and 12,144 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits.

2.1

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 30, 2014, between SC Merger Sub LLC, the Company and, to evidence its agreement to be bound by the terms of Section 11.2, Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)

3.3	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)

3.4	Amended and Restated Bylaws of the Company, adopted April 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

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

10.1

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1

Agreement and Plan of Merger, dated as of August 30, 2014, among Select Income REIT, SC Merger Sub LLC and Cole Corporate Income Trust, Inc. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated August 30, 2014.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: November 3, 2014

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 3, 2014