Form 10-K
period 2014-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2015-02-27
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑15319

SENIOR HOUSING PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	04‑3445278
(State of Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458‑1634
(Address of Principal Executive Offices)	(Zip Code)

617‑796‑8350

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
5.625% Senior Notes due 2042	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $4.9 billion based on the $24.29 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 634,847 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 27, 2015: 234,985,568.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

In this Annual Report on Form 10‑K, the terms the “Company”,  “SNH”,  “we”,  “us” and “our” include Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,
•	OUR BELIEF THAT THE AGING U.S. POPULATION WILL INCREASE THE DEMAND FOR EXISTING SENIOR LIVING COMMUNITIES,
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

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,
•

THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTHCARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR, AIC, D&R YONKERS LLC, SELECT INCOME REIT, OR SIR, AND THEIR RELATED PERSONS AND ENTITIES,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•	MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS,
•

CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS,

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,
•	CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,
•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,

•	INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS, AND
•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING,
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
•

ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY AND OTHER FLOATING RATE CREDIT FACILITIES,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN TERMS AND CONDITIONS AND PAYMENT OF A FEE. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET.
•

THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING SALES OR ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE.

•

THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE CURRENTLY EXPECT TO COMPLETE THE ACQUISITION OF 38 SENIOR LIVING COMMUNITIES DURING THE SECOND QUARTER OF 2015.  THIS ACQUISITION IS SUBJECT TO CLOSING CONDITIONS.  THESE CONDITIONS MAY NOT BE SATISFIED AND THE ACQUISITION MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES OR OUR OTHER INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, CAPITAL COSTS TO LEASE AND OPERATE OUR PROPERTIES, WORKING CAPITAL REQUIREMENTS AND DEBT SERVICE OBLIGATIONS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•

SPECIAL COMMITTEES OF EACH OF OUR BOARD OF TRUSTEES AND FIVE STAR’S BOARD OF DIRECTORS COMPOSED SOLELY OF OUR INDEPENDENT TRUSTEES AND FIVE STAR’S INDEPENDENT DIRECTORS WHO ARE NOT ALSO TRUSTEES OR DIRECTORS OF THE OTHER PARTY AND WHO WERE REPRESENTED BY SEPARATE COUNSEL REVIEWED AND APPROVED THE TERMS OF THE INITIAL MANAGEMENT AGREEMENTS AND POOLING AGREEMENT BETWEEN US AND FIVE STAR AND THE TERMS OF THE SUBSEQUENT MANAGEMENT AGREEMENTS AND POOLING AGREEMENTS WERE APPROVED BY OUR INDEPENDENT TRUSTEES AND BOARD OF TRUSTEES AND BY THE INDEPENDENT DIRECTORS AND BOARD OF DIRECTORS OF FIVE STAR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, FIVE STAR AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

•

AS OF DECEMBER 31, 2014, APPROXIMATELY 96% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAY SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•

WE CURRENTLY EXPECT TO ASSUME APPROXIMATELY $153 MILLION OF MORTGAGE DEBT IN CONNECTION WITH THE 38 SENIOR LIVING COMMUNITIES WE HAVE AGREED TO ACQUIRE AND TO FUND THE BALANCE OF THE PURCHASE PRICE USING CASH ON HAND AND DRAWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY.  OUR ASSUMPTION OF THE $153 MILLION OF MORTGAGES WILL REQUIRE THE APPROVAL OF THE MORTGAGEES WHICH MAY NOT BE OBTAINED.  ALSO, ALTHOUGH WE CURRENTLY HAVE CASH ON HAND, AND THE ENTIRE AMOUNT OF OUR $750 MILLION AVAILABLE FOR DRAWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY, THE AMOUNTS OF CASH AND AVAILABLE DRAWINGS MAY BE LESS THAN REQUIRED TO CLOSE WHEN OUR PURCHASE OF THE 38 SENIOR LIVING COMMUNITIES OCCURS.  FOR THESE REASONS OR IN OUR DISCRETION, WE MAY FUND THIS ACQUISITION THROUGH DIFFERENT MEANS,

•

WE HAD 5 PROPERTIES (8 BUILDINGS) CLASSIFIED AS HELD FOR SALE AS OF DECEMBER 31, 2014, AND WE SOLD ONE OF THOSE PROPERTIES (ONE BUILDING) IN FEBRUARY 2015. WE MAY NOT BE ABLE TO SELL THE REMAINDER OF THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND

•

WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH FIVE STAR, RMR, AIC, D&R YONKERS LLC, SIR AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

v

SENIOR HOUSING PROPERTIES TRUST

2014 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business.

The Company.

We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2014, we owned 370 properties (397 buildings) located in 38 states and Washington, D.C. (including 5 properties (8 buildings) classified as held for sale). On that date, the undepreciated carrying value of our properties, net of impairment losses, was $6.2 billion, excluding properties classified as held for sale. Our portfolio includes: 261 senior living communities with 31,414 living units / beds, with an undepreciated carrying value of $3.5 billion; 99 properties (126 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 9.5 million square feet of space and an undepreciated carrying value of $2.5 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $180.0 million.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 796‑8350.

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

Properties Leased to MOBs.

MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other health personnel, and other businesses in medical related fields, including clinics and laboratory uses. Some of our MOBs are occupied as back office facilities for healthcare companies, such as hospitals and healthcare insurance companies.

Wellness Centers.

Wellness centers typically have gymnasiums, strength and cardiovascular equipment areas, tennis and racquet sports facilities, pools, spas and children’s centers. Professional sport training and therapist services are often available. Wellness centers often market themselves as clubs for which members may pay monthly fees plus additional fees for specific services.

Other Types of Real Estate.f

In the past, we have considered investing in real estate different from our existing property types, including age restricted apartment buildings and some properties located outside the United States. We may explore these or other alternative investments in the future.

Lease Terms.

Our leases of senior living communities and wellness centers are so‑called “triple‑net” leases which generally require the tenants to pay rent, to pay all operating expenses of the properties, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the leased properties at their expense, to remove and dispose of hazardous substances in compliance with applicable law and to maintain insurance for their own and our benefit. In the event of partial damage, condemnation or taking, these tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive all insurance or other proceeds and these tenants are required to pay to us any shortfall in the amount of those proceeds versus our historical investments in the affected properties; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

Our leases of MOBs include both triple‑net leases, as described above, and some net and modified gross leases where we are responsible to operate and maintain the properties and we charge tenants for some or all of the property operating costs. A small percentage of our MOB leases are so‑called “full‑service” leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

Events of Default.  Under our leases, events of default generally include:

•	failure of the tenant to pay rent or any other money when due;
•	failure of the tenant to provide periodic financial reports when due;
•	failure of the tenant to maintain required insurance coverages;
•	revocation of any material license necessary for the tenant’s operation of our property; or
•	failure of the tenant to perform other terms, covenants or conditions of its lease and the continuance thereof for a specified period after written notice.

Default Remedies.  Upon the occurrence of any event of default under our leases, we generally may (subject to applicable law):

•	terminate the affected lease and accelerate the rent;
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

Management Contracts.

Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our communities. For certain of our managed senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and the TRSs enter into long term management agreements with third parties for the operation of such communities. The management agreements for the communities managed for our account provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities and generally provides the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual return equal to a percentage of our invested capital. Our currently effective management agreements generally expire between December 31, 2031 and December 31, 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. In general, we have the right to terminate the management agreements upon certain manager events of default, including without limitation, a change in control of the manager, as defined, and our manager has the right to terminate the management agreements upon certain events of default applicable to us.

Although we have various rights as owner under the management agreements, we rely on the manager’s personnel, good faith, expertise, historical performance, technical resources, operating efficiencies, and information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate those properties in compliance with our management agreements. For more information about our management agreements with Five Star and the related pooling agreements, see Note 5 to our Consolidated Financial Statements appearing in Item 15 below.

Investment Policies.

Acquisitions.  Our present investment goals are to acquire additional properties primarily for income and secondarily for appreciation potential. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including:

•	use and size of the property;
•	proposed acquisition price;
•	existing or proposed lease or management terms;
•	availability and reputation of a financially qualified lessee(s), operator(s) or guarantor(s);
•	historical and projected cash flows from the operations of the property;
•	estimated replacement cost of the property;
•	design, physical condition and age of the property;
•	competitive market environment of the property;
•	price segment and payment sources in which the property is operated;

•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property; and
•	level of permitted services and regulatory history of the property and its historical operators.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

Form of Investments.  We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in real estate joint ventures if we conclude that by doing so we may benefit from the participation of co‑venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

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

Disposition Policies.

From time to time, we consider the sale of one or more properties or investments. Disposition decisions are made based on a number of factors including, but not limited to, the following:

•	our ability to lease the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;
•	our tenant’s or manager’s desire to purchase the affected property;
•	our tenant’s or manager’s desire to cease operating at the affected property;
•	proposed sale price;
•	strategic fit of the property or investment with the rest of our portfolio; and
•	existence of alternative sources, uses or needs for capital.

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

We currently have a $750.0 million unsecured revolving credit facility that we use for working capital and general business purposes and for acquisition funding on an interim basis until we may refinance with equity or long term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisition of properties, or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10‑K.

Manager.

Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390. RMR also acts as the manager to Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty, our President and Chief Operating Officer. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Jr., Senior Vice President; Carlos R. Flores, Senior Vice President; Jennifer F. Francis, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David J. Hegarty and Richard A. Doyle are our executive officers and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.

We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 27, 2015, RMR had approximately 400 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

Government Regulation and Reimbursement.

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting skilled nursing facilities, or SNFs; clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti kickback and physician referral laws; the Americans with Disabilities Act, or the ADA, and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters.

We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain services without first obtaining appropriate licenses. In addition, most states require a certificate of need, or CON, before an entity may open a SNF or expand services at an existing facility. In some states, CON requirements also apply to assisted living communities and some other healthcare facilities. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting development of SNFs, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living facilities and certain other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our tenants and managers to expand into new markets or to expand communities in existing markets. In addition, the operation of our properties outside of the scope of applicable licensed authority can result in us, our tenants or managers being subject to penalties and sanctions, including closure of facilities.

In addition, governmental authorities have been subjecting healthcare facilities such as those that we own to increasing numbers of inspections, surveys, investigations, audits and other potential enforcement actions. We and our tenants and managers expend considerable resources to respond to such actions. Unannounced inspections or surveys may occur annually or biannually, or even more regularly, such as following a regulatory body’s receipt of a complaint about a facility. From time to time in the ordinary course of business, we and our tenants and managers receive deficiency reports from state regulatory bodies resulting from those inspections and surveys. We and our tenants and managers seek to resolve most inspection deficiencies through a plan of corrective action relating to the affected facility’s operations. If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay their rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, governmental agencies typically have the authority to take or seek further action against a licensed or certified facility, including the ability to impose civil money penalties or fines; suspend, modify, or revoke a license or Medicare or Medicaid participation; suspend or deny admissions of residents; deny payments in full or in part; institute state oversight, temporary management or receivership; and impose criminal penalties. Loss, suspension or modification of a license or certification or the imposition of other sanctions or penalties could adversely affect the values of our properties, the ability of our tenants to pay their rents and the profitability of our managed senior living communities.

The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on nursing homes and chains of nursing home operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to nursing homes. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and nursing facilities, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our healthcare facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license can result in the immediate discharge and transfer of residents, which could adversely affect the ability of the tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant’s or manager’s ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager and the profitability and values of our properties. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.

As of December 31, 2014, approximately 96% of our current net operating income, or NOI, as defined in Item 7 of this Annual Report on Form 10‑K, from our properties came from properties where a majority of the NOI is derived from private resources, and the remaining 4% of our NOI from our properties came from properties where a majority of the NOI is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

•

The ACA, which was adopted in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Beginning in federal fiscal year 2012, the ACA also reduced the Skilled Nursing Facility Prospective Payment System, or SNF PPS, annual adjustment for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs.

•

The ACA established an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.

•

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and, as modified by the Supreme Court, the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of January 27, 2015, 15 states had elected not to broaden Medicaid eligibility under the ACA, and seven remained undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.

•

On November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of a United States Internal Revenue Service, or IRS, regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance.

•

Medicare reimburses SNFs under a PPS providing a fixed payment for each day of care provided to a Medicare beneficiary. The PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristic and service needs. These care groups are known as Resource Utilization Groups, or RUGs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not facility specific. Many states have similar

Medicaid PPSs. CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997, or the BBA, and updates PPS payments for SNFs each year by a market basket update to account for inflation.
•

Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG IV. Following the implementation of RUG IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG IV to increase Medicare billing, however, and on October 1, 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. CMS updated Medicare payment rates for SNFs effective October 1, 2012, which increased aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013. On October 1, 2013, CMS updated Medicare payments to SNFs for federal fiscal year 2014, which CMS estimated would increase payments to SNFs by 1.3%, or approximately $470 million. On July 31, 2014, CMS released its final rule for the Medicare PPS for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014.  As part of this rule, CMS will apply a net increase of 2% to Medicare payment rates for SNFs, which will result in an aggregate increase of approximately $750 million in payments to SNFs from federal fiscal year 2014.  Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2015 than they were in federal fiscal year 2011.

•

In addition, the Middle Class Tax Relief and Job Creation Act of 2012, enacted in February 2012, incrementally reduces the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt is related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs. The Middle Class Tax Relief and Job Creation Act of 2012 also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

•

The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. Without further extensions, the expiration of the Medicare outpatient therapy cap exception process may result in a reduction in our tenants’ and our managers’ outpatient therapy revenues in 2015.

•

The DRA increased the “look back” period for prohibited asset transfers that disqualify individuals from Medicaid nursing home benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the nursing home and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. This increased “look back” period effectively places an additional burden on our tenants and managers to collect charges directly from their residents and their transferees.

•

Our tenants’ and our and our managers’ Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS.  Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013 and increased 0.5% for the period beginning January 1, 2014.  On April 1, 2014, PAMA extended the 0.5% increase to the MPFS rates through December 31, 2014 and provided no increase in the MPFS rates in the period between January 1, 2015 and March 31, 2015. The MPFS rates are scheduled to be reduced by

21.2% effective April 1, 2015. Unless the cut is once again delayed, it will likely result in a reduction to our tenants’ and managers’ Medicare Part B rates for outpatient therapy services.
•

PAMA establishes a SNF value-based purchasing program under which HHS will assess SNFs based on hospital readmissions measures and make the assessments available to the public not later than October 1, 2017.  Beginning in federal fiscal year 2019, SNFs will face a 2% withholding of Medicare payments and receive incentive payments based on either their performance or improvement in certain hospital readmission measures.  The collective amount of the incentive payments to all SNFs is anticipated to be between 50% and 70% of the total payment amounts withheld.

•

Some of our tenants and we and our managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data.  Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2% reduction in their Medicare payment rates for that fiscal year.  The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and its financial effect on post-acute care providers.

•

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduced Medicare payment rates by 2% starting in March 2013. In February 2014, Congress approved an additional one year extension of Medicare sequestration, through 2024. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the long-term financial impact of the automatic payment cuts.

•

The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in nursing homes or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. California implemented the CFC Option in fiscal year 2012 followed by Oregon in 2013 and Maryland and Montana in 2014; at least six other states have reported that they are considering implementing it in 2015. We are unable to predict the effect of the implementation of the CFC Option and other similar programs on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

•

The ACA extended and expanded eligibility for a program to award competitive grants to states for demonstration projects to provide home and community based long term care services to qualified individuals relocated from SNFs, providing certain increased federal medical assistance for each qualifying beneficiary. States are also permitted to include home and community based services as optional services under their Medicaid state plans, and states opting to do so may establish more stringent needs based criteria for nursing home services than for home and community based services. The ACA also expanded the services that states may provide and limited their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services. These changes under the ACA may result in reduced payments for services, or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs.

•

CMS establishes standards that facilities must meet in order to be classified as Independent Rehabilitation Facilities, or IRFs, under the Medicare program. We believe that our tenants operated our IRFs in compliance with those standards during the period in which our tenants operated them; however, we can provide no assurance that CMS will not make a determination that our tenants were non-compliant during this period. As previously noted, in the fourth quarter of 2013, we sold our two IRFs.

•

Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increased costs or have frozen or reduced such rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008.  Some states are expanding their use of managed care, partly to control Medicaid program costs.  However, Medicaid expenditures are projected to have increased by 12.8% in 2014 and to increase by 6.7% in 2015 and 8.6% in 2016, due in part to the expansion in Medicaid eligibility under the ACA, which began in 2014. From 2016 through 2023, Medicaid spending is expected to grow by an average annual rate of 6.8% per year, mainly driven by increased spending for aged and disabled beneficiaries and higher provider reimbursement rates.  Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs from 2014 to 2016 and gradually reduce its subsidy to 90% for 2020 and future years.  We expect that the ending of these temporary payments, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits, particularly in those states that are not participating in Medicaid expansion. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers including some of our tenants and us, as a part of an effort to balance their budgets.

We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and federal Medicare rates and federal payments to states for Medicaid programs on us and those of our tenants that derive a portion of their revenues from Medicare, Medicaid and other governmental programs. The changes implemented or to be implemented as a result of such actions could result in the failure of Medicare, Medicaid or private payment reimbursement rates to cover increasing costs, in a reduction in payments or other circumstances.

Federal and state efforts to target false claims, fraud and abuse and violations of anti kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1 million. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by IRFs, SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the Office of the Inspector General, DOJ and the states. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. Our tenants and we and our managers expend significant resources to comply with these laws and regulations.

Federal and state laws designed to protect the confidentiality and security of individually identifiable information apply to us, our tenants and our managers. Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, we, our tenants and our managers that are “covered entities” or “business associates” within the meaning of HIPAA must comply with rules adopted by HHS governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information, or PHI, and also with security rules for electronic PHI. There may be both civil monetary penalties and criminal sanctions for noncompliance with such federal laws. On January 17, 2013, HHS released the HIPAA Omnibus Rule, or the Omnibus Rule, which went into effect on March 26, 2013 and required compliance with most provisions by September 23, 2013. Pursuant to the Omnibus Rule, “covered entities” were required to make certain modifications to any business associate agreements that they have in place with their “business associates” within the meaning of HIPAA. In addition, the Omnibus Rule required “covered entities” to modify and redistribute their notices of privacy practices to include certain provisions relating to the use of PHI. Further, the Omnibus Rule modified the standard for providing breach notices, which was previously to perform an analysis of the harm of any disclosure to a more objective analysis relating to whether any PHI was actually acquired or viewed as a result of the breach. In addition to HIPAA, many states have enacted their own security and privacy laws relating to individually identifiable information. In some states, these laws are more stringent than HIPAA, and we, our tenants and our managers must comply with applicable federal and state standards.

We require our tenants and managers to comply with all laws that regulate the operation of our senior living communities. Although we do not believe that the costs to comply with these laws will have a material adverse effect on us, those costs may adversely affect the profitability of our managed senior living communities and the ability of our tenants to pay their rent to us. If we or any of our tenants or managers were subject to an action alleging violations of such laws or to any adverse determination concerning any of our or our tenants’ or managers’ licenses or eligibility for Medicare or Medicaid reimbursement or any substantial penalties, repayments or sanctions, these actions could materially and adversely affect the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property at a price that provides us with a desirable return, and the value of the affected property may decline materially.

Federal, state and local agencies regulate our MOB tenants that provide healthcare services. Many states require medical clinics, ambulatory surgery centers, clinical laboratories and other outpatient healthcare facilities to be licensed and inspected for compliance with licensure regulations concerning professional staffing, services, patient rights and physical plant requirements, among other matters. Our tenants must comply with the ADA and similar state and local laws to the extent that such facilities are “public accommodations” as defined in those statutes. The obligation to comply with the ADA and similar laws is an ongoing obligation, and our tenants expend significant resources to comply with such laws.

Healthcare providers and suppliers, including physicians and other licensed medical practitioners, that receive federal or state reimbursement under Medicare, Medicaid or other federal or state programs must comply with the requirements for their participation in those programs. Our tenants that are healthcare providers or suppliers are subject to reimbursement rates that are increasingly subject to cost control pressures and may be reduced or may not be increased sufficiently to cover their increasing costs, including our rents.

The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti fraud, false claims, anti kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us.

Competition.

Investing in senior living facilities, wellness centers, MOBs and other real estate is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, our affiliation with RMR, the quality of our assets and the financial strength of many of our tenants and operators affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

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

For additional information on competition and the risks associated with our business, please see “Risk Factors” of this Annual Report on Form 10‑K.

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

The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not currently expect the direct impact of these increases to be material to our results of operations, because we expect the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

Insurance.

We generally provide insurance coverage for our managed senior living communities, and our leases of other properties generally provide that our tenants are responsible for the costs of insurance coverage for the properties we lease to them, including for casualty, liability, fire, extended coverage and rental or business interruption loss. Except in the case of our managed senior living communities, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions.”

Internet Website.

Our internet website address is www.snhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10‑K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10‑K.

Segment Reporting.

As of December 31, 2014, we have four operating segments. The first operating segment includes triple net senior living communities that provide short term and long term residential care and dining services for residents. Properties in this segment include leased independent living communities, assisted living communities and skilled nursing facilities. We earn rental income revenues from the tenants that lease and operate our leased communities. The second operating segment includes managed senior living communities that provide short term and long term residential care and dining services for residents. Properties in this segment include managed independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities.  The third operating segment includes properties where medical related activities occur but where residential overnight stays and dining services are not provided. Properties in this segment include MOBs. The fourth operating segment includes the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10‑K for further financial information on our operating segments.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks‑to‑market our shares;

•	a person who has a functional currency other than the United States dollar;
•	a person who acquires or owns our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate; or
•	except as specifically described in the following summary, a trust, estate, tax‑exempt entity or foreign person.

The sections of the United States Internal Revenue Code of 1986, as amended, or the IRC, that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10‑K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non‑U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder. If any entity treated as a partnership for federal income tax purposes is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership.  Any entity or other arrangement treated as a partnership for federal income tax purposes that is a beneficial owner of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 1999.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years.  Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits.  Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities, as described below.

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1999 through 2014 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.

•	If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.
•

If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•

If we have net income from prohibited transactions — that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor — we will be subject to tax on this income at a 100% rate.

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our REIT qualification but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition. We currently do not expect to sell any asset if that sale would result in the imposition of a material tax liability, but we cannot provide assurance that we will not change our plan in this regard.

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

•

As summarized below, REITs are permitted within limits to own stock and securities of a TRS.  A domestic TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign TRS is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign TRS is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its TRSs are determined to be priced excessively in favor of the REIT rather than on arms’ length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

              If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;
(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;
(3)	that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;
(4)	that is not a financial institution or an insurance company subject to special provisions of the IRC;
(5)	the beneficial ownership of which is held by 100 or more persons;
(6)	that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and
(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs or other nonqualified assets.  Among other requirements, a TRS of ours must:

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

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS.  Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which the subsidiary’s TRS election is reported as being in effect, and we believe that the same will be true for any TRS that we later form or acquire.

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

Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below.  Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, our TRSs may generally undertake third-party management and development activities and activities not related to real estate.  Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified health care property to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS.  A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property”; in this regard, we already own close to, but less than, 10% of the outstanding common shares of Five Star, and Five Star has undertaken to limit its redemptions of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares.  Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.  Nevertheless, there can be no assurance that these restrictions will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

•

There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS.  If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to us for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•

There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant.  For this additional exception to apply, a real property interest in a “qualified health care property” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) and 856(e)(6)(D) of the IRC.  As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

•

In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” so long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all of our rents have qualified and will qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facilities’ residents, who are our tenants.  We may from time to time in the future acquire additional properties to be managed and operated in this manner.  Our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.  Accordingly, we expect that the rents we receive from these facilities’ independent living residents will qualify as “rents from real property” because services and amenities to them are provided through a TRS.  If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions.  However, compliance with the safe harbor is not always achievable in practice.

We believe that dispositions of assets that we have made, or that we might make in the future, will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long‑term income production and capital appreciation;

•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one‑year period commencing with our receipt of the offering proceeds).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% of the value of our total assets may be represented by stock or securities of TRSs.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its status as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed, currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.  We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the above REIT asset tests on a continuing basis beginning with our first taxable year as a REIT.

Our Relationships with Five Star.  As of December 31, 2014, we owned approximately 9% of the common shares of Five Star.  Our leases with Five Star, Five Star’s charter, and other agreements collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we have received and will receive from Five Star and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.  In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that this intended TRS will so qualify.  Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.

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

In lease transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the properties leased to the TRS must be “qualified health care properties” within the meaning of Section 856(e)(6)(D) of the IRC.  Qualified health care properties are defined as health care facilities and other properties necessary or incidental to the use of a health care facility.

For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified health care property, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified health care properties for persons unrelated to the TRS or its affiliated REIT.  For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of (a) the TRS bearing the expenses of the operation of the qualified health care property, (b) the TRS receiving the revenues from the operation of the qualified health care property, net of expenses for that operation and fees payable to the eligible independent contractor, or (c) the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship.  This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified health care properties for third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify.  If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification as a REIT.  If the relief provision were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date all of the properties leased to our TRSs are managed for the TRSs by this contractor.

As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid to us by any of our TRSs exceed an arm’s length rental rate.  Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the IRC discussed above.  Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)

the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions.  The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

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

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation if we dispose of assets previously held by present or former C corporations.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during the specified period (generally ten years) could be subject to tax under these rules.  However, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

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

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions.  Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year.  However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As discussed above, we expect to make distributions to our shareholders from time to time.  These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities.  The United States federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares.  The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC.  In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder.  In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine your particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long‑term capital gains, if any, recognized on the disposition of our shares;
(2)

our distributions designated as long‑term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify as a REIT for United States federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;
(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)

each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

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

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in our shares, they will be included in income as capital gain, with long‑term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long‑term capital gain or loss if the shareholder’s holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long‑term capital loss to the extent of our long‑term capital gain dividends paid on such shares during the holding period.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (which is calculated by including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss‑generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax‑Exempt U.S. Shareholders

The rules governing the federal income taxation of tax‑exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax‑exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

Subject to the pension‑held REIT rules discussed below, our distributions made to shareholders that are tax‑exempt pension plans, individual retirement accounts or other qualifying tax‑exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax‑exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

Any trusts that are described in Section 401(a) of the IRC and are tax-exempt under Section 501(a) of the IRC, or tax-exempt pension trusts, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as UBTI.  This percentage is equal to the ratio of:

(1)

the pension‑held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension‑held REIT were a tax‑exempt pension trust, less direct expenses related to that income, to

(2)	the pension‑held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

A REIT is a pension‑held REIT if:

•	the REIT is “predominantly held” by tax‑exempt pension trusts; and
•

the REIT would fail to satisfy the “closely held” ownership requirement, discussed above in “REIT Qualification Requirements,” if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by the tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we are not and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

Taxation of Non‑U.S. Shareholders

The rules governing the United States federal income taxation of non‑U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non‑U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

In general, a non‑U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non‑U.S. shareholder’s conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non‑U.S. shareholder maintains in the United States). In addition, a corporate non‑U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non‑U.S. shareholders addresses only those non‑U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non‑U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non‑U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non‑U.S. shareholder would otherwise receive, and the non‑U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non‑U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non‑U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non‑U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non‑U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non‑U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We thus anticipate this wash sale rule will apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any constructive distributions or in kind distributions of property, the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us.  In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains.  A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder’s proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on a sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  If a shareholder is subject to backup or other United States federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation.  To satisfy this withholding obligation, the applicable withholding agent may collect the amount of United States federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability.  A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number; and
•

certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W‑9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W‑9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their tax advisor regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the United States Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than United States federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the United States federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit‑sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•	the investment is prudent in light of possible limitations on the marketability of our shares;
•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•	the investment is otherwise consistent with their fiduciary responsibilities.

Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax‑favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non‑ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non‑ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non‑ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non‑ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non‑ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax‑exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

“Plan Assets” Considerations

The United States Department of Labor has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non‑ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non‑ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non‑ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

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

As of December 31, 2014, Five Star pays approximately 35.3% of our total annualized rental income and operates approximately 51.9% of our total assets, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001. Also, while Five Star has access to a $25.0 million revolving line of credit that expires in March 2016 and a $150.0 million revolving credit facility maturing in April 2015, those financing facilities are not long term and Five Star may be unable to maintain those financing facilities in the longer term on favorable terms. Five Star has limited resources and substantial lease obligations to us and others. Five Star’s business is subject to a number of risks, including the following:

•	Five Star has high operating leverage. A small percentage decline in Five Star’s revenue or increase in Five Star’s expenses could have a material negative impact on Five Star’s operating results;
•

Medicare and Medicaid payments account for some of Five Star’s total revenues. A reduction in these payment rates or a failure of these payment rates to match Five Star’s cost increases may materially and adversely affect Five Star;

•

Current general economic conditions may adversely affect Five Star’s operations. For example, tight credit market conditions may make it more expensive for Five Star to access the working capital it requires for its operations. Similarly, recent or future housing price declines may make it more difficult for potential residents of our properties operated by Five Star to sell their homes, causing these persons to defer relocating to Five Star’s communities and therefore reducing Five Star’s occupancies, revenues and operating income;

•	Five Star’s growth strategy, including recent acquisitions, may not succeed and may result in reduced profits or recurring losses;
•	Increases in liability insurance costs have in the past negatively impacted Five Star’s operating results and may adversely impact its future results;
•	Increases in labor costs could have a material adverse effect on Five Star;
•	Extensive regulation applicable to Five Star’s business increases Five Star’s costs and may result in losses; and
•	Material weaknesses in Five Star’s internal controls.

If Five Star’s operations are unprofitable, Five Star may default in its rent obligations to us or we may realize reduced income from our managed senior living communities. Additionally, if Five Star were to fail to provide quality services, our income from these properties may be adversely affected. Further, if we were required to replace Five Star as our tenant or manager, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increases in labor costs at our managed senior living communities may have a material adverse effect on us.

Wages and employee benefits represent a significant part of our senior living operating expenses, incurred by communities leased to our TRSs. Five Star, our manager of these communities, competes with other operators of senior living communities to attract and retain qualified personnel responsible for the day to day operations of each of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive. Periodic and geographic area shortages of nurses or other trained personnel may require Five Star to increase the wages and benefits offered to its employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, Five Star may have to compete with numerous other employers for lesser skilled workers. As we lease additional communities to our TRSs, our managers of these communities, may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Although Five Star has determined its self insurance reserves with guidance from third party professionals, its reserves may be inadequate. Increasing employee health and workers’ compensation insurance costs and increasing self insurance reserves for labor related insurance may materially and negatively affect our earnings at our managed senior living communities. We cannot assure that labor costs at our managed senior living communities will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by Five Star to control labor costs or to pass on any such increased labor costs to residents through rate increases at our managed senior living communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our leased and managed senior living communities.

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of the resident agreements at our leased and managed senior living communities allow residents to terminate their agreements on 30 days’ notice. Thus, our tenants and we and our managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our leased and managed senior living communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our leased and managed senior living communities make the resident turnover rate in these senior living communities difficult to predict.

Some of our tenants and managers are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and minimum and other returns and fulfill their insurance and indemnification obligations to us.

In some states, advocacy groups monitor the quality of care at SNFs and assisted and independent living communities, and these groups have brought litigation against operators and owners. Also, in several instances, private litigation by SNF patients, assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants and managers. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our tenants and managers to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our tenants and managers to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and management agreements and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants and managers to become unable to pay rents due to us or generate and pay minimum and other returns to us.

The failure of our tenants, our managers or us to comply with laws relating to the operation of our leased and managed communities may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

We and our tenants and managers are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting communities that participate in Medicaid; federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our tenants and managers expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources.

If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants’ ability to pay their rent, the profitability of affected managed senior living communities and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

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

We may incur significant costs complying with the ADA and similar laws.

Under the ADA, places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state, and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

The operations of some of our communities are dependent upon payments from the Medicare and Medicaid programs.

As of December 31, 2014, approximately 96% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 4% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid reimbursements. Operations at most Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments can materially adversely affect profits of or result in losses to our tenants or managers. With the background of the current and projected federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” above in Part 1, Item 1 of this Annual Report on Form 10-K and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” below in Part II, Item 7 of this Annual Report on Form 10-K. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays, any of which could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities, and the values of our properties.

Provisions of the ACA could adversely affect us or our tenants and managers.

The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” above in Part 1, Item 1 of this Annual Report on Form 10-K and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” below in Part II, Item 7 of this Annual Report on Form 10-K.

Provisions of the ACA include multiple reductions to the annual market basket updates for inflation that may result in SNF Medicare payment rates being less than for the preceding fiscal year. We are unable to predict how potential Medicare rate reductions under the ACA will affect our tenants’ and our managers’ future financial results of operations; however, the effect may be adverse and material and hence adverse and material to our future financial condition and results of operations.

The ACA also established an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth. When and if such spending reductions take effect, they may be adverse and material to our tenants’ ability to pay rent to us, the profitability of our managed senior living communities and the values of our properties. The ACA includes other changes that may affect us, our tenants and our managers, such as enforcement reforms and Medicare and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and community based long term care services rather than institutional services under Medicaid, value based purchasing plans and a Medicare post acute care pilot program to develop and evaluate making a bundled payment for services, including hospital, physician and SNF services, provided during an episode of care.

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of January 27, 2015, 15 states had elected not to broaden Medicaid eligibility under the ACA, and seven remained undecided; those states that ultimately choose not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose.

In addition, on November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of an IRS regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. If the Supreme Court upholds the challenge, many individuals will be no longer be able to purchase or maintain health insurance unless their states establish their own health exchanges or Congress adopts legislation to maintain the subsidies.  We are unable to predict the outcome of the lawsuit, the responses of Congress or the affected states, or the impact of such matters on us or on those of our tenants whose revenues could be affected by such a ruling.

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

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in a decrease in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing and growth, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants and managers, and could impact the ability of our tenants to renew our leases or to pay rent to us and our managers to pay our returns.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating properties, we do not manage our senior living communities. Instead, we lease nearly all of our communities to operating companies or to our subsidiaries that qualify as TRSs under applicable REIT tax laws. We have retained Five Star to manage our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our tenants or managers fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor our tenants’ and managers’ performances, we have limited recourse under our leases and management agreements if we believe that the tenants or managers are not performing adequately. Failure by our tenants or managers to fully perform the duties agreed to in our leases and management agreements could adversely affect our results of operations. In addition, our tenants and managers operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our tenants and managers have in the past made, and may in the future make, decisions regarding competing properties that may not be in our best interests.

Risks Related to Our Business

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our properties, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

Interest rates have been at historically low levels for an extended period and it is unclear how long rates will remain low. Increasing interest rates may adversely affect us, including in the following ways:

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

•

Interest rates may negatively impact the value of our shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Our properties and their operations are subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties, clinics, other health care communities and biotech laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and minimum returns due to us, with respect to our managed senior living communities increase by a defined percentage of the capital expenditures we fund at those communities. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to fund our minimum returns.

Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, hospitals and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare operations generally. The ACA also facilitates the Department of Justice’s ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti‑fraud, false claims, anti‑kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and managers receive notices of potential sanctions from time to time, and governmental authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us, our returns and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CON, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Various laws administered by the FDA and other agencies regulate the operations of our tenants that operate biotech laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti‑fraud, false claims, anti‑kickback or physician referral laws. Other concerns affecting our biotech laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotech laboratory tenants to pay rent to us.

We may be unable to grow our business by acquisitions and our acquisitions may not be successful.

An element of our business plan involves the acquisition of additional properties. Our ability to complete attractive acquisitions may be subject to risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
•	contingencies in our acquisition agreements;
•	the availability of financing; and
•	the terms of our indebtedness.

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•	newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business;
•	we might never realize the anticipated benefits of our acquisitions;
•

notwithstanding pre acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value;
•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;
•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, for unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

Our previously announced purchase of 38 senior living communities for approximately $790 million and the financing of that purchase may not be completed.

As discussed elsewhere in this Annual Report on Form 10‑K, we have agreed to purchase 38 senior living communities in 12 states for approximately $790 million and currently expect to close that purchase during the second quarter of 2015.

The purchase agreement contains closing conditions. While we expect those closing conditions to be satisfied in a timely manner, some are beyond our control, and the failure of those conditions to be satisfied for any reason may prevent, delay or otherwise negatively affect closing of this acquisition. In addition, the terms of the purchase agreement described in this Annual Report on Form 10‑K may be changed or the agreement may be terminated by agreement of the parties.

In certain circumstances, our failure to complete the purchase of the 38 senior living communities, including by reason of our inability to finance the acquisition, will result in our forfeiture of a $35 million deposit. The unavailability of financing for the purchase of the 38 senior living communities to us on favorable terms or any delay in completing this purchase could prevent us from realizing the overall benefits that we expect from the purchase.

We face significant competition and we may be unable to profit from our managed senior living communities.

We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and other resources than we have.

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

Furthermore, the managers of our managed senior living communities compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Although some states require CONs to develop new SNFs and assisted living communities, there are fewer barriers to competition for home healthcare or for independent and assisted living services. We cannot assure that our managers will be able to attract a sufficient number of residents to our managed senior living communities at rates that would generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our managed senior living communities to compete successfully or to operate profitably.

Increasing investor interest in healthcare related real estate may increase competition and reduce our growth.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of publicly traded and private REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in our business, some of which are larger and have a lower cost of capital than we do. In the past, periods of economic recession in the economy generally have sometimes caused some investors to focus on healthcare and healthcare real estate investments because some investors believe these types of investments may be less affected by general economic circumstances than most other investments. Further, in light of the currently low historical market interest rates and increased leverage utilized by financial and other buyers, purchase prices for properties have experienced increases resulting in lower rates of returns. These developments could result in increased competition for investments, fewer investment opportunities available to us and lower spreads over the cost of our capital, all of which would limit our ability to grow our business and improve our financial results.

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

When we renew leases or lease to new tenants of our MOBs our rents may decline and our expenses may increase and changes in tenants’ requirements for leased MOB space may adversely affect us.

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

We may be unable to lease our properties when our leases expire.

Although we typically will seek to renew our leases with current tenants when these leases expire, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.

Ownership of real estate is subject to environmental and climate change risks.

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants or managers, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants or managers. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

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

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2014, we had $2.8 billion in debt outstanding, which was 48.7% of our total book capitalization. Together, these obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels.  In addition, amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including under the caption “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our existing revolving credit facility, term loan and six outstanding issuances of unsecured senior notes , we may be in default under any other loan that has cross-default provisions, further borrowings under our existing revolving credit facility or term loan may be prohibited, outstanding indebtedness under our existing revolving credit facility, term loan, unsecured senior notes or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Our revolving credit facility agreement, term loan agreement and the indenture governing our senior unsecured notes and its supplements contain terms limiting our ability to incur additional debt.  These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default.  The unsecured notes indenture and its supplements also imposes customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt.  We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under either agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our revolving credit facility or term loan agreements that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements and the indenture governing our unsecured senior notes and its supplements. Defaults under our future debt could likely have the same consequences as described above.

We, our tenants and our managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We, our tenants and our managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants, residents and lease data. We, our tenants and our managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we, our tenants and our managers have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of these information systems could interrupt our or their operations, damage our or their reputation, subject us or them to liability claims or regulatory penalties and could materially and adversely affect us or them.

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

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with RMR and Five Star

We are dependent upon RMR to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationship with RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

In addition to managing us, RMR manages GOV, a publicly traded REIT that owns properties that are majority leased to government tenants, HPT, a publicly traded REIT that owns hotels and travel centers, and SIR, a publicly traded REIT that primarily owns and invests in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including Five Star, our largest tenant and a manager of our managed senior living communities, TA, which operates and franchises travel centers and convenience stores, and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR, we also acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.

Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Most of the members of our Board of Trustees, including most of our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. All of our executive officers are also executive officers of RMR, and David J. Hegarty, our President and Chief Operating Officer, is also a director of RMR. The foregoing individuals may hold equity in or positions with other public companies to which RMR provides management services and such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

A default under our revolving credit facility and term loan agreements would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding at least two-thirds of the aggregate credit exposure under the applicable agreement. RMR is able to terminate its management agreements with us upon 120 days’ written notice.  If we terminate or elect not to renew our business management agreement other than for cause, or if we terminate or elect not to renew our property management agreement other than for cause, we are obligated to pay RMR termination fees.  We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, Five Star, SIR, Affiliates Insurance Company, or AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy, Adam Portnoy and other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

Our business dealings with Five Star may create conflicts of interest.

Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a managing director of Five Star, and Five Star's other managing director, Mr. Gerard Martin, is a director of RMR. RMR provides management services to both us and Five Star. As of December 31, 2014, our leases with Five Star accounted for 35.3% of our annual rents. As of December 31, 2014, Five Star also managed 46 of our senior living communities. In the future, we expect to do additional business with Five Star. We believe that our current leases, management contracts and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to us. Our transactions with Five Star have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.0 million in AIC, we have purchased a substantial portion of our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•

the current division of our Trustees into three classes, with terms expiring in 2015, 2016 and 2017, which could delay a change of control of us (although pursuant to the amendment to our declaration of trust approved at our 2014 annual meeting of shareholders, our Trustees will be elected annually beginning at our 2015 annual meeting of shareholders as their current terms expire, with all of our Trustees elected annually at our annual meeting of shareholders in 2017 and thereafter);

•

the authority of our Board of Trustees to make various elections under Maryland’s Unsolicited Takeover Act and other provisions of Maryland law which may delay or otherwise prevent a change of control of us;

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

Disputes with Five Star or RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with Five Star and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against Five Star, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify as a REIT or be subject to significant penalty taxes.

We lease certain of our properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income testing failures, in such cases significant penalty taxes can be imposed.

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

•	the rental and other terms of the leases must be arm’s length.

There can be no assurance that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with applicable REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as intended, we may fail to qualify as a REIT or be subject to significant penalty taxes.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;
•

our making of distributions is subject to compliance with restrictions contained in our credit agreement and unsecured notes indenture and its supplements, and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreements and our senior unsecured notes indenture and its supplements), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;
•

the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	national economic conditions;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates could cause the market price of our common shares to decline.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.

The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.

We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes) the Notes, are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments.  The rights of holders of Notes to benefits from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are and, except, if any, to the extent future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the existing and other debts, liabilities and obligations, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and any preferred equity, of our subsidiaries. As of December 31, 2014, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $3.0 million and our subsidiaries did not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured.  Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2014, we had $611.4 million in secured mortgage debt.

There may be no public market for the Notes, and one may not develop, be maintained or be liquid.

Other than the 5.625% Senior Notes due 2042, we have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for these Notes, the ability of any investor to sell these Notes or the price at which investors would be able to sell them.  If a market for the Notes, other than the 5.625% Senior Notes due 2042, does not develop, investors may be unable to resell these Notes for an extended period of time, if at all. If a market for these Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell them. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.

A downgrade in credit ratings could materially adversely affect the market value of the Notes and may increase our cost of capital.

The outstanding Notes are rated by two rating agencies and Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2014, we had real estate investments totaling $6.2 billion, at undepreciated cost, after impairment write downs, in 370 properties (397 buildings). At December 31, 2014,  47 properties (49 buildings) with an aggregate cost of $1.0 billion and an aggregate carrying value of $834.0 million were mortgaged or subject to capital lease obligations with an aggregate principal balance of $624.1 million.

The following table summarizes certain information about our properties, excluding properties classified as discontinued operations as of December 31, 2014. All dollar amounts are in thousands:

	Number of	Number of	Undepreciated	Net Book
Location of Properties by State	Properties	Buildings	Carrying Value	Value
Alabama	6	6	$42,832	$35,973
Arizona	8	8	124,071	86,796
California	20	25	638,622	535,671
Colorado	11	12	69,491	48,547
Connecticut	2	2	10,892	9,905
Delaware	6	6	91,871	66,012
District of Columbia	2	2	65,639	60,252
Florida	28	33	644,624	507,962
Georgia	23	23	247,073	216,733
Hawaii	1	1	67,676	64,175
Idaho	2	2	16,283	15,304
Illinois	6	7	114,847	89,499
Indiana	12	12	143,857	119,731
Iowa	6	6	10,777	5,468
Kansas	4	4	58,436	43,360
Kentucky	9	9	99,439	65,418
Maryland	15	15	310,074	253,042
Massachusetts	20	23	1,079,638	1,038,249
Michigan	5	5	16,836	11,784
Minnesota	8	8	103,201	89,328
Mississippi	3	3	26,121	22,998
Missouri	1	1	11,784	11,004
Nebraska	13	13	62,309	47,377
Nevada	1	1	57,439	53,221
New Jersey	4	4	111,854	90,117
New Mexico	5	6	101,112	83,106
New York	6	7	205,972	188,280
North Carolina	13	13	148,572	129,825
Ohio	3	4	48,605	33,644
Oklahoma	4	4	28,338	24,802
Pennsylvania	20	20	175,083	133,080
South Carolina	21	21	168,263	145,327
South Dakota	3	3	7,589	3,405
Tennessee	13	13	79,537	65,596
Texas	24	24	444,493	358,920
Virginia	16	18	207,761	155,093
Washington	4	5	69,567	64,004
Wisconsin	19	22	320,986	279,284
Wyoming	2	2	8,577	3,999
Total	369	393	$6,240,141	$5,256,291

Of the properties listed above, 261 are senior living communities, 98 (122 buildings) are MOBs and 10 are wellness centers. The above table includes properties classified as held for sale, of which $1.5 million of carrying value is included in other assets on the balance sheet. We also own one MOB (four buildings), which is classified in discontinued operations as of December 31, 2014.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2013
First Quarter	$26.86	$23.76
Second Quarter	$29.99	$24.14
Third Quarter	$27.42	$21.92
Fourth Quarter	$25.35	$21.66

	High	Low
2014
First Quarter	$22.96	$20.70
Second Quarter	$24.60	$21.82
Third Quarter	$24.50	$20.87
Fourth Quarter	$23.08	$20.72

The closing price of our common shares on the NYSE on February 26, 2015 was $22.25 per share.

As of February 17, 2015, there were 1,865 shareholders of record.

Information about cash distributions declared on our common shares is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions per
	Common Share
	2014	2013
First Quarter	$0.39	$0.39
Second Quarter	$0.39	$0.39
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.39	$0.39

All common share distributions shown in the table above have been paid, including the quarterly distribution for the fourth quarter of 2014, which we paid on February 24, 2015. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility agreement), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

On October 7, November 7 and December 5, 2014, we issued 12,463, 12,852 and 12,161 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K. Amounts are in thousands, except per share information.

	2014	2013	2012	2011	2010
Income Statement Data:
Rental income	$526,703	$459,380	$450,769	$412,180	$338,775
Residents fees and services(1)	318,184	302,058	184,031	27,851	—
Net income(2)(3)	158,637	151,164	135,884	151,419	116,485
Common distributions declared(4)	311,912	293,474	266,589	232,849	191,387
Weighted average shares outstanding (basic)	198,868	187,271	169,508	149,456	127,992
Weighted average shares outstanding (diluted)	198,894	187,414	169,671	149,604	128,104
Basic and Diluted Per Common Share Data:
Net income(2)(3)	$0.80	$0.81	$0.80	$1.01	$0.91
Cash distributions declared to common shareholders(4)	1.56	1.56	1.54	1.50	1.46
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$6,238,611	$5,263,625	$5,019,615	$4,563,842	$3,642,123
Total assets	5,968,269	4,764,666	4,748,002	4,383,048	3,392,656
Total indebtedness	2,800,704	1,892,764	2,006,530	1,827,385	1,204,890
Total shareholders’ equity	2,952,407	2,776,989	2,646,568	2,472,606	2,127,977

(1)

We earn our residents fees and services primarily by providing housing and services to our residents. We recognize residents fees and services as services are provided. We began our managed senior living communities business in June 2011.

(2)

Includes an impairment of assets charge of $4.4 million ($0.02 per basic and diluted share) in 2014. Includes an impairment of assets charge of $45.6 million ($0.24 per basic and diluted share) and loss on early extinguishment of debt of $797,000 (less than $0.01 per basic and diluted share) in 2013. Includes an impairment of assets charge of $3.1 million ($0.02 per basic and diluted share) and loss on early extinguishment of debt of $6.3 million ($0.04 per basic and diluted share) in 2012. Includes an impairment of assets charge of $2.0 million ($0.01 per basic and diluted share) and loss on early extinguishment of debt of $427,000 (less than $0.01 per basic and diluted share) in 2011. Includes an impairment of assets charge of $6.0 million ($0.05 per basic and diluted share) and loss on early extinguishment of debt of $2.4 million ($0.02 per basic and diluted share) in 2010.

(3)

Includes a gain on sale of properties of $5.5 million ($0.03 per basic and diluted share) and $37.4 million ($0.20 per basic and diluted share) in 2014 and 2013, respectively. Includes a loss on sale of properties of $101,000 (less than $0.01 per basic and diluted share) in 2012. Includes a gain on sale of properties of $21.3 million ($0.14 per basic and diluted share) and $109,000 (less than $0.01 per basic and diluted share) in 2011 and 2010, respectively. In May 2012, we entered an agreement with subsidiaries of Sunrise (as defined below) for early terminations of leases for 10 senior living communities, which were previously scheduled to terminate on December 31, 2013; the leases for all of these ten communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375,000 (less than $0.01 per basic and diluted share) in 2012.

(4)

On January 12, 2015, we declared a quarterly distribution of $0.39 per share, or $79.5 million, to be paid to common shareholders of record on January 23, 2015. We paid this distribution on February 24, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10‑K.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except living unit / bed or square foot data):

		Number of		Investment		Investment per
	Number of	Units/Beds or		Carrying	% of Total	Unit/Bed or		% of
(As of December 31, 2014)(1)	Properties	Square Feet		Value(2)	Investment	Square Foot(3)	2014 NOI(4)	2014 NOI
Facility Type
Independent living(5)	63	15,352		$1,947,723	31.3%	$126,871	$165,326	31.8%
Assisted living(5)	154	11,424		1,367,947	21.9%	$119,743	118,522	22.8%
Nursing homes(5)	44	4,638		200,506	3.2%	$43,231	19,096	3.7%
Subtotal senior living communities	261	31,414		3,516,176	56.4%	$111,930	302,944	58.3%
MOBs	98	9,141,724	sq. ft.	2,543,948	40.7%	$278	198,571	38.2%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	17,946	3.5%
Total	369			$6,240,141	100.0%		$519,461	100.0%
Tenant/Operator/Managed Properties(6)
Five Star (Lease No. 1)	86	6,343		$691,026	11.1%	$108,943	59,644	11.5%
Five Star (Lease No. 2)	49	7,044		690,939	11.1%	$98,089	64,681	12.5%
Five Star (Lease No. 3)	17	3,281		354,682	5.7%	$108,102	35,467	6.8%
Five Star (Lease No. 4)	29	3,335		390,400	6.3%	$117,061	35,612	6.9%
Subtotal Five Star	181	20,003		2,127,047	34.2%	$106,336	195,404	37.6%
Sunrise/Marriott(7)	4	1,619		126,326	2.0%	$78,027	14,630	2.8%
Brookdale	18	894		61,122	1.0%	$68,369	9,277	1.8%
6 private senior living companies (combined)	12	1,620		96,419	1.5%	$59,518	10,542	2.0%
Subtotal triple net leased senior living communities	215	24,136		2,410,914	38.7%	$99,889	229,853	44.2%
Managed senior living communities(8)	46	7,278		1,105,262	17.7%	$151,863	73,091	14.1%
Subtotal senior living communities	261	31,414		3,516,176	56.4%	$111,930	302,944	58.3%
MOBs	98	9,141,724	sq. ft.	2,543,948	40.7%	$278	198,571	38.2%
Wellness centers	10	812,000	sq. ft.	180,017	2.9%	$222	17,946	3.5%
Total	369			$6,240,141	100.0%		$519,461	100.0%

Tenant/Managed Property Operating Statistics(6)

	Rent Coverage				Occupancy
	2014		2013		2014	2013
Five Star (Lease No. 1)	1.12	x	1.24	x	84.4%	85.2%
Five Star (Lease No. 2)	1.10	x	1.15	x	81.9%	81.9%
Five Star (Lease No. 3)	1.57	x	1.65	x	86.9%	88.2%
Five Star (Lease No. 4)	1.19	x	1.17	x	87.5%	85.9%
Subtotal Five Star	1.21	x	1.27	x	84.4%	84.6%
Sunrise/Marriott(7)	1.96	x	1.93	x	92.2%	92.7%
Brookdale	2.56	x	2.50	x	94.5%	95.3%
6 private senior living companies (combined)	1.94	x	1.95	x	85.3%	84.8%
Subtotal triple net leased senior living communities	1.34	x	1.39	x	85.4%	85.5%
Managed senior living communities(8)	N/A		N/A		88.3%	87.4%
Subtotal senior living communities	1.34	x	1.39	x	86.0%	85.9%
MOBs	N/A		N/A		95.9%	94.9%
Wellness centers	2.03	x	2.23	x	100.0%	100.0%
Total	1.39	x	1.45	x

(1)	Excludes properties classified as discontinued operations as well as properties sold during the periods presented.
(2)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of December 31, 2014 for senior living properties classified as held for sale in the amount of $1,530, which are included in Other Assets on the Condensed Consolidated Balance Sheets.

(3)	Represents investment carrying value divided by the number of living units, beds or leased square feet at December 31, 2014.
(4)

NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 7. 2014 NOI presented in the above tables excludes $862 of NOI related to the six senior living communities we sold in 2014.

(5)	Senior living properties are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.
(6)

Excludes properties classified as discontinued operations as well as properties sold during the periods presented. Operating data for multi‑tenant MOBs are presented as of December 31, 2014 and 2013; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2014 and September 30, 2013, or the most recent prior period for which tenant and manager operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(7)	Marriott International, Inc., or Marriott, guarantees the lessee’s obligations under these leases.
(8)	These 46 senior living communities are managed by Five Star. The occupancy for the twelve month period ended or, if shorter, from the date of acquisitions through December 31, 2014 was 88.5%.

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. The “All Other” category includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

Triple Net Senior Living Communities.

The following chart presents a summary of our triple net senior living property leases as of December 31, 2014 (dollars in thousands), and includes the carrying values for four senior living properties classified as held for sale in the amount of $1.5 million, which are included in Other Assets on our consolidated balance sheets. This summary should be read in conjunction with the more detailed description of our leases set forth below.

			Undepreciated	Net Book	Annualized
	Number of		Carrying Value	Value of	Rental	Lease
Tenant	Properties	Units/Beds	of Properties	Properties	Income(1)	Expiration	Renewal Options
Five Star Quality Care, Inc. (Lease No. 1)(2)	86	6,343	$691,026	$554,468	$60,065	12/31/2024	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 2)	49	7,044	690,939	496,866	65,082	6/30/2026	2 for 10 years each.
Five Star Quality Care, Inc. (Lease No. 3)(3)	17	3,281	354,682	245,593	35,564	12/31/2028	2 for 15 years each.
Five Star Quality Care, Inc. (Lease No. 4)(4)	29	3,335	390,400	294,927	35,704	4/30/2032	2 for 15 years each.
Sunrise / Marriott International, Inc.(5)	4	1,619	126,326	67,801	14,630	12/31/2018	3 for 5 years each.
Brookdale Senior Living, Inc.	18	894	61,122	42,426	9,277	12/31/2017	2 for 15 years each.
Stellar Senior Living, LLC(6)	5	661	60,332	57,228	5,085	7/31/2027 & 1/8/2028	2 for 10 years each.
ABE Briarwood Corp.	1	140	15,598	4,953	937	12/31/2015	None.
HealthQuest, Inc.	3	361	7,589	3,405	1,424	6/30/2021	1 for 10 years.
Covenant Care, LLC	1	180	3,503	1,763	1,806	9/30/2030	1 for 15 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,344	1,438	12/31/2030	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,333	591	6/30/2019	1 for 10 years.
Totals	215	24,136	$2,410,914	$1,774,107	$231,603

(1)Annualized rental income is rents pursuant to existing leases as of December 31, 2014. Includes percentage rent totaling $10.2 million based on increases in gross revenues at certain properties.

(2)Lease No. 1 is comprised of three separate leases. Two of these three leases exist to accommodate our mortgage debt obligations that we assumed at the time we acquired the properties; we have agreed with the tenants to combine all three of these leases into one lease when these mortgage financings are repaid.

(3)Lease No. 3 exists to accommodate certain mortgage debt financing by us.

(4)Lease No. 4 is comprised of two separate leases. One of these two leases exists to accommodate our mortgage obligations that we assumed at the time we acquired the property; we have agreed with the tenants to combine both of these leases into one lease when the mortgage financing is repaid.

(5)These properties are leased to Sunrise; this lease is guaranteed by Marriott.

(6)Stellar Senior Living has two separate leases with different expiration dates.

Five Star Quality Care, Inc.  We lease 181 senior living communities to Five Star for annual rent of $196.4 million as of December 31, 2014, including percentage rent based on increases in gross revenues at certain properties ($5.8 million in 2014). These rent amounts include rent payable to us as a result of our acquisition from Five Star of improvements made to the leased properties, pursuant to the terms of the leases. Five Star is a public company listed on the NYSE, which was our subsidiary until we distributed its then outstanding shares to our shareholders in 2001. Substantially all of the revenues at most of these senior living communities are paid to Five Star by residents from their private resources. For the year ended December 31, 2014, Five Star paid percentage rent equal to 4% of the increase in gross revenues at our senior living communities over base year gross revenues as specified in the lease terms.

Lease No. 1 (comprised of three separate leases) expires in 2024 and includes 86 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which nine secure mortgage debt payable to third parties. At December 31, 2014, the annual rent for Lease No. 1 was $60.1 million, including percentage rent of $1.6 million.

Lease No. 2 expires in 2026 and includes 49 communities, including independent living communities, assisted living communities and skilled nursing facilities. At December 31, 2014, the annual rent for Lease No. 2 was $65.1 million, including percentage rent of $2.2 million.

Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities, all of which secure mortgage debt payable to FNMA. At December 31, 2014, the annual rent for Lease No. 3 was $35.6 million, including percentage rent of $1.2 million.

Lease No. 4 (comprised of two separate leases) includes 29 communities, including independent living communities, assisted living communities and skilled nursing facilities, of which one secures mortgage debt payable to a third party. In 2014, Five Star exercised the option to extend this lease for 15 years, until 2032. At December 31, 2014, the annual rent for Lease No. 4 was $35.7 million, including percentage rent of $793,000.

For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see “Risk Factors—Risks Related to Our Relationships with RMR and Five Star,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 5 to our Consolidated Financial Statements appearing in Item 15 of this Annual Report on Form 10‑K.

Sunrise Senior Living, Inc.  At December 31, 2014, we leased four communities which include assisted living, independent living and SNF units to subsidiaries of Sunrise Senior Living Inc., or Sunrise, that until 2003 were owned by Marriott. These communities are leased through 2018. At December 31, 2014, the annual rent for this lease was $14.6 million, including percentage rent of $2.1 million based on increases in gross revenues at these communities. Marriott guarantees the rent due to us for these 4 communities.

Brookdale Senior Living, Inc.  We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living, Inc., or Brookdale, through 2017. At December 31, 2014, the annual rent for this lease was $9.3 million, including percentage rent of $2.3 million based on increases in gross revenues at these communities. Residents pay a large majority of the revenues at these communities from their private resources. Brookdale guarantees this rent to us.  In January 2015, Brookdale exercised the option to extend this lease until 2032.

Stellar Senior Living, LLC.  We lease five communities, including independent and assisted living units, to subsidiaries of Stellar Senior Living, LLC, or Stellar, until 2027 and 2028. At December 31, 2014, the annual rent for these leases was $5.1 million, including percentage rent of $41,000 based on increases in gross revenues at these communities. Residents pay a large majority of the revenues at these communities from their private resources. The lease is personally guaranteed by the owner of Stellar.

ABE Briarwood Corp.  We lease one skilled nursing facility in Canonsburg, PA to a subsidiary of ABE Briarwood Corp., a privately owned company, for $937,000 of annual rent until December 31, 2015. Our property is sub‑leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of

Baltimore, Inc. Our lease is guaranteed by ABE Briarwood Corp., IHS Long Term Care, Inc. and THI of Baltimore, Inc., and is secured by a security deposit of $600,000.

HealthQuest, Inc.  We lease two skilled nursing facilities and one independent living community located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2021. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is approximately $1.4 million per year as of December 31, 2014 and will increase at agreed upon times during the lease term.

Covenant Care, LLC.  We lease one skilled nursing facility in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, for $1.8 million of annual rent. In 2014, Covenant Care, LLC exercised the option to extend its lease term for 15 years, until 2030. The rent is scheduled to increase at agreed upon times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $900,000.

Evergreen Washington Healthcare, LLC.  We lease one skilled nursing facility in Seattle, WA to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company. In 2014, Evergreen exercised the option to extend this lease until 2030. The rent payable to us is approximately $1.4 million per year as of December 31, 2014 and will increase at agreed upon times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and its lease obligations are secured by a security deposit of $385,000.

The MacIntosh Company.  We lease one skilled nursing facility in Grove City, OH to The MacIntosh Company for $591,000 per year until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

Managed senior living communities.

Five Star manages 46 of our senior living communities with 7,278 living units for our account under long term agreements. We lease 44 of these communities with 7,048 living units to our TRSs. The 46 communities had an undepreciated carrying value of $1.1 billion and a net book value of $950.2 million at December 31, 2014. We derive our revenues at these managed senior living communities primarily from services to residents and we record revenues when services are provided. Our share of the net operating results of our managed senior living communities in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2014. With the exception of the management agreement for a senior living community in New York, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star’s direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire between December 31, 2031 and December 31, 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011, the second AL Pooling Agreement in October 2012 and the third AL Pooling Agreement in November 2013. Our first AL Pooling Agreement includes 20 identified communities our second AL Pooling Agreement includes 19 identified communities, and our third AL Pooling Agreement includes the management agreements for the remaining communities that include assisted living units that Five Star currently manages (other than with respect to the senior living community in New York described above and a senior living community in California, as further described in Note 5 to our Consolidated Financial Statements appearing in Item 15 of this Annual Report on Form 10-K). We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement combines the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return of our invested capital and Five Star’s incentive fees.

For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see “Risk Factors—Risks Related to Our Relationships with RMR and Five Star,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 5 to our Consolidated Financial Statements appearing in Item 15 of this Annual Report on Form 10‑K.

Properties Leased to Medical Providers, Medical Related Businesses, Clinics and Biotech Laboratory Tenants (MOBs).

At December 31, 2014, we owned 98 multi‑tenant MOBs (122 buildings) located in 24 states and Washington, D.C., excluding one property (four buildings) classified in discontinued operations. These properties range in size from 1,700 to 1.1 million square feet and have a total of 9.1 million square feet. Leases at these properties have current terms expiring between 2015 and 2035, plus renewal options in some cases. The annual rent payable to us by tenants of these 98 MOBs (122 buildings) is $306.3 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

During the year ended December 31, 2014, we entered into MOB lease renewals for 601,773 square feet and new leases for 148,026 square feet, at weighted average rental rates that were 2.4% above rents previously charged for the same space. These leases produce average net annual rent of $28.73 per square foot. Weighted average lease terms for leases entered into during 2014 were 6.6 years. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during 2014 totaled $16.1 million, or $21.52 per square foot on average (approximately $3.26 per square foot per year of the lease term).

The following chart presents a summary of our MOB properties by state as of December 31, 2014 (dollars in thousands):

							% of Total
				Undepreciated	Net Book	Annualized	Annualized
	Number of	Number of		Carrying Value	Value of	Rental	Rental
State	Properties	Buildings	Sq. Ft.	of Properties	Properties	Income(1)	Income(1)
Arizona	2	2	222,771	$18,873	$17,533	$2,821	0.9%
California	4	9	820,743	394,717	358,560	45,239	14.8%
Colorado	2	3	77,113	17,202	16,208	2,861	0.9%
Connecticut	2	2	96,962	10,892	9,905	1,178	0.4%
District of Columbia	2	2	212,335	65,639	60,252	10,429	3.4%
Florida	6	11	320,318	56,712	53,134	6,115	2.0%
Georgia	5	5	325,544	57,319	53,141	7,190	2.3%
Hawaii	1	1	203,656	67,686	64,184	7,819	2.6%
Illinois	2	3	262,836	39,716	36,930	6,446	2.1%
Indiana	1	1	94,238	16,236	15,126	2,441	0.8%
Maryland	2	2	133,976	22,721	20,999	3,256	1.1%
Massachusetts	19	22	2,101,613	1,047,169	1,014,653	115,367	37.7%
Minnesota	5	5	375,498	46,601	43,332	7,372	2.4%
Mississippi	1	1	71,983	12,976	12,464	2,152	0.7%
New Mexico	1	2	292,074	36,949	33,720	4,989	1.6%
New York	5	6	597,174	105,678	94,036	17,560	5.7%
Ohio	1	2	232,016	5,836	5,370	977	0.3%
Oklahoma	4	4	210,348	28,338	24,802	2,805	0.9%
Pennsylvania	7	7	474,819	59,525	53,753	8,230	2.7%
South Carolina	3	3	217,074	16,128	14,891	2,685	0.9%
Tennessee	1	1	33,796	7,582	7,267	1,067	0.3%
Texas	11	11	749,505	167,574	151,337	21,374	7.0%
Virginia	3	5	226,933	42,003	37,131	5,062	1.7%
Washington	1	2	144,900	30,878	29,669	3,958	1.3%
Wisconsin	7	10	643,499	169,000	148,318	16,896	5.5%
Totals	98	122	9,141,724	$2,543,948	$2,376,712	$306,290	100.0%

(1)Annualized rental income is rents pursuant to existing leases as of December 31, 2014, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2014 (dollars in thousands):

				% of Total
			Annualized	Annualized
	Sq. Ft.	% of Total MOB	Rental	Rental	Lease
Tenant	Leased	Sq. Ft. Leased	Income(1)	Income(1)	Expiration
Vertex Pharmaceuticals, Inc.	1,082,417	12.4%	$89,870	29.3%	2028
Aurora Health Care, Inc.	643,499	7.3%	16,896	5.5%	2024
Cedars-Sinai Medical Center	123,872	1.4%	11,527	3.8%	2015 -2025
The Scripps Research Institute	164,091	1.9%	10,164	3.3%	2019
Reliant Medical Group, Inc.	362,427	4.1%	7,661	2.5%	2019
HCA Holdings, Inc.	156,251	1.8%	6,108	2.0%	2015 - 2024
First Insurance Company of Hawaii	110,050	1.3%	4,760	1.6%	2015 - 2018
Covidien PLC	315,203	3.6%	4,629	1.5%	2017
Abbvie Inc.	197,976	2.3%	4,471	1.5%	2017
Boston Children's Hospital	99,063	1.1%	4,437	1.4%	2028
Emory Healthcare, Inc.	221,471	2.5%	4,124	1.3%	2017 - 2021
Seattle Genetics, Inc.	144,900	1.7%	3,958	1.3%	2018
Health Insurance Plan of GNY	121,500	1.4%	3,915	1.3%	2015 - 2034
PerkinElmer, Inc.	105,462	1.2%	3,681	1.2%	2028
Boston Scientific Corporation	169,668	1.9%	3,468	1.1%	2016 - 2020
All other MOB tenants	4,744,557	54.1%	126,621	41.4%	2015 - 2035
Totals	8,762,407	100.0%	$306,290	100.0%

(1)Annualized rental income is rents pursuant to existing leases as of December 31, 2014, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in “All Other Operations”).

The following chart presents a summary of our wellness center leases as of December 31, 2014 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

			Undepreciated	Net Book	Annualized
	Number of		Carrying Value	Value of	Rental	Lease
Tenant	Properties	Sq. Ft.	of Properties	Properties	Income(1)	Expiration	Renewal Options
Starmark Holdings, LLC (Wellbridge)(2)	3	129,500	$32,438	$27,180	$3,264	2/28/2023	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	1	38,500	11,206	10,061	901	2/28/2023	3 for 10 years each.
Starmark Holdings, LLC (Wellbridge)(2)	2	186,000	36,364	31,766	3,139	11/30/2023	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	86,267	10,550	8/31/2028	6 for 5 years each.
Totals	10	812,000	$180,017	$155,274	$17,854

(1)Annualized rental income is rents pursuant to existing leases as of December 31, 2014, including straight line rent adjustments and excluding lease value amortization.

(2)These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC, or Starmark, under three separate leases.f

(3)These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc., or Life  Time Fitness.f

Starmark Holdings, LLC (Wellbridge).  We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have current terms expiring in 2023 and require aggregate annual rent of $7.3 million, plus consumer price index based increases.

Life Time Fitness, Inc.  We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness. Life Time Fitness is a publicly traded company listed on the NYSE. This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The aggregate annual rent payable to us averages $10.6 million per year during the lease term.

The following tables set forth information regarding our lease expirations as of December 31, 2014 (dollars in thousands):

					Percent of	Cumulative
					Total	Percentage of
	Annualized Rental Income(1)(2)				Annualized	Annualized
	Triple Net				Rental	Rental
	Senior Living		Wellness		Income	Income
Year	Communities	MOBs	Centers	Total	Expiring	Expiring
2015	$937	$22,064	$—	$23,001	4.1%	4.1%
2016	—	21,136	—	21,136	3.8%	7.9%
2017	9,277	29,453	—	38,730	7.0%	14.9%
2018	14,630	24,844	—	39,474	7.1%	22.0%
2019	591	36,833	—	37,424	6.7%	28.7%
2020	—	19,377	—	19,377	3.5%	32.2%
2021	1,424	6,693	—	8,117	1.5%	33.7%
2022	—	7,564	—	7,564	1.4%	35.1%
2023	—	4,163	—	4,163	0.7%	35.8%
Thereafter	204,744	134,163	17,853	356,760	64.2%	100.0%
Total	$231,603	$306,290	$17,853	$555,746	100.0%

Average remaining lease term for all properties (weighted by annualized rental income): 9.5 years.

(1)Annualized rental income is rents pursuant to existing leases as of December 31, 2014, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended December 31, 2014, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2015 – 3.7%; 2016 – 3.4%; 2017 – 6.2%, 2018 – 6.3%; 2019 – 5.9%; 2020 – 3.1%; 2021 – 1.3%; 2022 – 1.2%; 2023 – 0.7%; and thereafter – 68.2%.

					Percent of
					Total	Cumulative
					Number	Percentage
	Number of Tenants(1)				of	of Number
	Senior Living		Wellness		Tenancies	of Tenancies
Year	Communities(2)	MOBs	Centers	Total	Expiring	Expiring
2015	1	147	—	148	23.6%	23.6%
2016	—	85	—	85	13.6%	37.2%
2017	1	105	—	106	16.9%	54.1%
2018	1	76	—	77	12.3%	66.4%
2019	1	64	—	65	10.4%	76.8%
2020	—	37	—	37	5.9%	82.7%
2021	1	21	—	22	3.5%	86.2%
2022	—	21	—	21	3.4%	89.6%
2023	—	9	—	9	1.4%	91.0%
Thereafter	7	47	2	56	9.0%	100.0%
Total	12	612	2	626	100.0%

(1)Excludes properties classified in discontinued operations.

(2)Excludes our managed senior living communities leased to our TRSs as tenants.

Number of Living Units / Beds or Square Feet with Leases Expiring(1)

	Living Units / Beds(2)			Square Feet
	Triple Net	Percent	Cumulative				Percent
	Senior	of Total	Percentage		Wellness		of Total	Cumulative
	Living	Living	of Living	MOBs	Centers	Total	Square	Percent of
	Communities	Units / Beds	Units / Beds	(Square	(Square	Square	Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	Feet)	Feet)	Feet	Expiring	Feet Expiring
2015	140	0.6%	0.6%	835,203	—	835,203	8.7%	8.7%
2016	—	—%	0.6%	874,940	—	874,940	9.1%	17.8%
2017	894	3.7%	4.3%	1,084,847	—	1,084,847	11.3%	29.1%
2018	1,619	6.7%	11.0%	742,389	—	742,389	7.8%	36.9%
2019	175	0.7%	11.7%	1,167,398	—	1,167,398	12.2%	49.1%
2020	—	—%	11.7%	881,102	—	881,102	9.2%	58.3%
2021	361	1.5%	13.2%	250,525	—	250,525	2.6%	60.9%
2022	—	—%	13.2%	256,480	—	256,480	2.7%	63.6%
2023	—	—%	13.2%	127,181	—	127,181	1.3%	64.9%
Thereafter	20,947	86.8%	100.0%	2,542,342	812,000	3,354,342	35.1%	100.0%
Total	24,136	100.0%		8,762,407	812,000	9,574,407	100.0%

(1)Excludes properties classified in discontinued operations.

(2)Excludes 7,278 living units leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2015 – 0.4%; 2016 – 0.0%; 2017 – 2.8%; 2018 – 5.2%; 2019 – 0.6%; 2020 – 0.0%; 2021 – 1.1%; 2022 – 0.0%; 2023 – 0.0%; and thereafter – 89.9%.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

The following table summarizes the results of operations of each of our segments for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Triple net senior living communities	$230,718	$237,209	$246,948
Managed senior living communities	318,184	302,058	184,031
MOBs	278,041	204,594	186,065
All other operations	17,944	17,577	17,756
Total revenues	$844,887	$761,438	$634,800
Net income:
Triple net senior living communities	$149,011	$174,561	$143,374
Managed senior living communities	29,890	27,158	14,006
MOBs	102,399	46,986	77,428
All other operations	(122,663)	(97,541)	(98,924)
Net income	$158,637	$151,164	$135,884

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013:

Triple net senior living communities:

					Comparable
	All Properties				Properties(1)
	As of the Year Ended				As of the Year Ended
	December 31,				December 31,
	2014		2013		2014		2013
Total properties(2)	215		221		214		214
# of units / beds(2)	24,136		24,575		23,986		23,986
Tenant operating data(3)
Occupancy	84.6%		85.3%		85.3%		85.5%
Rent coverage	1.33	x	1.38	x	1.34	x	1.39	x

(1)	Consists of triple net senior living communities we have owned continuously since January 1, 2013.
(2)	The change in total properties and number of units / beds for All Properties reflects the 2014 sales of six communities formerly leased to Five Star.
(3)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple‑net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple‑net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Year Ended December 31,
	2014	2013	Change	% Change
Rental income	$230,718	$237,209	$(6,491)	(2.7)%
Net operating income (NOI)	230,718	237,209	(6,491)	(2.7)%
Depreciation expense	(61,825)	(66,854)	5,029	7.5%
Impairment of assets	10	(6,685)	6,695	100.1%
Operating income	168,903	163,670	5,233	3.2%
Interest expense	(25,473)	(26,501)	1,028	3.9%
Gain on early extinguishment of debt	128	—	128	—%
Gain on sale of properties	5,453	37,392	(31,939)	(85.4)%
Net income	$149,011	$174,561	$(25,550)	(14.6)%

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

Rental income.  Rental income decreased year over year primarily due to the sale of two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014, two senior living communities in the second quarter of 2014, and three senior living communities in the fourth quarter of 2014.  This decrease was partially offset by increased rents resulting from our purchase of approximately $53,012 of improvements made to our properties that are leased by Five Star since January 1, 2013, pursuant to the terms of the leases. Rental income increased year over year on a comparable property basis by $5,595 primarily as a result of our improvement purchases at certain of the 214 communities that we have owned continuously since January 1, 2013 and the resulting increased rent, pursuant to the terms of those leases.

Net operating income.  NOI decreased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment decreased year over year as a result of the sale of two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014, two senior living communities in the second quarter of 2014, and three senior living communities in the fourth quarter of 2014. This decrease was partially offset by our purchase of improvements made to our properties that are leased by Five Star since January 1, 2013.

Impairment of assets.  During 2014, we recorded an impairment adjustment of $610 related to the sale of one senior living community in October 2014, and also recorded an impairment of assets charge of $600 to reduce the carrying value of one of our senior living properties classified as held for sale as of December 31, 2014 to its estimated net sale price. During 2013, we recorded impairment of assets charges of $6,685 to reduce the carrying value of five of our senior living properties classified as held for sale as of December 31, 2013 to their estimated sales price.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the June 2013 prepayment of four mortgage notes that had a total principal balance of $10,377 and a weighted average interest rate of 6.1%, the October 2014 prepayment of a $14,700 loan incurred in connection with certain revenue bonds that had an interest rate of

5.875%, and the October 2014 prepayment of one mortgage note with a principal balance of $11,926 and an interest rate of 6.25%, as well as the regularly scheduled amortization of our mortgage debt.

Gain on early extinguishment of debt.  Gain on early extinguishment of debt is a result of the October 2014 mortgage note prepayment described in interest expense changes above.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014, two senior living communities in June 2014, three senior living communities in October 2014, one senior living community in August 2013 and two rehabilitation hospitals in December 2013.

Managed senior living communities:

			Comparable
	All Properties		Properties(1)
	As of the Year Ended		As of the Year Ended
	December 31,		December 31,
	2014	2013	2014	2013
Total properties	46	44	39	39
# of units / beds	7,278	7,051	6,678	6,678
Occupancy	88.5%	87.4%	88.2%	87.3%
Average monthly rate	$4,179	$4,184	$4,225	$4,198

(1)Consists of managed senior living communities we have owned continuously since January 1, 2013.

Managed senior living communities, all properties:

	Year Ended December 31,
	2014	2013	Change	% Change
Residents fees and services	$318,184	$302,058	$16,126	5.3%
Property operating expenses	(245,093)	(233,711)	(11,382)	(4.9)%
Net operating income (NOI)	73,091	68,347	4,744	6.9%
Depreciation expense	(32,462)	(28,972)	(3,490)	(12.0)%
Operating income	40,629	39,375	1,254	3.2%
Interest expense	(10,599)	(12,217)	1,618	13.2%
Loss on early extinguishment of debt	(140)	—	(140)	—%
Net income	$29,890	$27,158	$2,732	10.1%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided. The increase in residents fees and services primarily relate to the acquisition of seven managed senior living communities since January 1, 2013.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of seven managed senior living communities since January 1, 2013.

Net operating income.  NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily as a result of acquisitions of managed senior living communities since January 1, 2013.

Interest expense.  Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the repayment at maturity of two mortgage loans in June 2014 that had a combined principal balance of approximately $35,807 and a weighted average interest rate of 5.83%, as well as the regularly scheduled amortization of our mortgaged debt. Also, in December 2014 we prepaid one mortgage loan maturing in July 2015 with a principal balance of approximately $11,308 and an interest rate of 6.37%.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the December 2014 mortgage note prepayment described in interest expense changes above.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2013):

	Year Ended December 31,
	2014	2013	Change	% Change
Residents fees and services	$303,076	$297,950	$5,126	1.7%
Property operating expenses	(233,489)	(230,657)	(2,832)	(1.2)%
Net operating income (NOI)	69,587	67,293	2,294	3.4%
Depreciation expense	(29,445)	(28,270)	(1,175)	(4.2)%
Operating income	40,142	39,023	1,119	2.9%
Interest expense	(10,599)	(12,217)	1,618	13.2%
Loss on early extinguishment of debt	(140)	—	(140)	—%
Net income	$29,403	$26,806	$2,597	9.7%

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and an increase in the average monthly rates charged to residents at the 39 communities we have owned continuously since January 1, 2013.

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

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased as a result of our purchase of improvements made to certain of these properties.

Interest expense.    Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the repayment at maturity of two mortgage loans in June 2014 that had a combined principal balance of approximately $35,807 and a weighted average interest rate of 5.83%, as well as the regularly scheduled amortization of our mortgage debt. Also, in December 2014 we prepaid one mortgage loan maturing in July 2015 with a principal balance of approximately $11,308 and an interest rate of 6.37%.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the December 2014 mortgage note prepayment described in interest expense changes above.

MOBs:

			Comparable
	All Properties(1)		Properties(1)(2)
	As of the Year		As of the Year
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014	2013
Total properties	98	96	90	90
Total buildings	122	119	112	112
Total square feet(3)	9,142	7,882	7,495	7,495
Occupancy(4)	95.9%	94.9%	95.1%	94.7%

(1)Excludes properties classified in discontinued operations.

(2)Consists of MOBs we have owned continuously since January 1, 2013.

(3)Prior periods exclude space remeasurements made during the periods presented.

(4)MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2014	2013	Change	% Change
Rental income	$278,041	$204,594	$73,447	35.9%
Property operating expenses	(79,471)	(66,167)	(13,304)	(20.1)%
Net operating income (NOI)	198,570	138,427	60,143	43.4%
Depreciation / amortization expense	(87,312)	(53,408)	(33,904)	(63.5)%
Operating income	111,258	85,019	26,239	30.9%
Interest expense	(5,844)	(5,466)	(378)	(6.9)%
Income from continuing operations	105,414	79,553	25,861	32.5%
Discontinued operations:
Income from discontinued operations	1,362	5,043	(3,681)	(73.0)%
Impairment of assets from discontinued operations	(4,377)	(37,610)	33,233	88.4%
Net income	$102,399	$46,986	$55,413	117.9%

Rental income.  Rental income increased because of rents from 8 MOBs (10 buildings) we acquired for approximately $1,274,438 since January 1, 2013. Rental income includes non‑cash straight line rent adjustments totaling

$8,788 and $6,119 and net amortization of approximately $2,101 and $(3,776) of above and below market lease adjustments for the years ended December 31, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased because of our MOB acquisitions since January 1, 2013.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2013.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of our assumption of $15,630 of mortgage debt in connection with our acquisition of one MOB (one building) in 2014 with an interest rate of 6.28%, partially offset by the regularly scheduled amortization of our mortgage debt.

Income from discontinued operations.  Income from discontinued operations relates to our MOBs classified as held for sale since January 1, 2013. During the year ended December 31, 2014, we sold three MOBs (three buildings) that were previously classified as discontinued operations. The decrease in income is primarily due to the sales of these properties. As of December 31, 2014 we have one MOB (four buildings) classified as held for sale.

Impairment of assets from discontinued operations.  During the year ended December 31, 2014, we recorded asset impairment adjustments of $333 to increase the carrying value of the three MOBs (three buildings) we sold in 2014 to their sales price.  We also recorded impairment of assets charges of $4,710 to reduce the carrying value of our one MOBs (four buildings) currently classified as discontinued operations to its estimated net sales price. During the year ended December 31, 2013, we recorded impairment of assets charges of $37,610 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2013):

	Year Ended December 31,
	2014	2013	Change	% Change
Rental income	$199,441	$197,494	$1,947	1.0%
Property operating expenses	(65,427)	(64,775)	(652)	(1.0)%
Net operating income (NOI)	134,014	132,719	1,295	1.0%
Depreciation expense	(50,628)	(50,885)	257	0.5%
Operating income	83,386	81,834	1,552	1.9%
Interest expense	(5,213)	(5,466)	253	4.6%
Net income	$78,173	$76,368	$1,805	2.4%

Rental income.  Rental income increased as a result of an increase in rents and occupancy at certain comparable properties since January 1, 2013, offset by lower net non‑cash items affecting rental income. Rental income includes non‑cash straight line rent adjustments totaling $3,810 and $5,689 and net amortization of approximately $(2,798) and $(3,672) of above and below market lease adjustments for the years ended December 31, 2014 and 2013, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating expenses increased principally because of increases in salaries and benefit costs of property level personnel, repairs and maintenance expenses, utility expenses, and other direct costs of operating properties.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired real estate leases and obligations that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and an increase in depreciation expense due to capital expenditures.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties. The decrease in interest expense is the result of regularly scheduled amortization of our mortgage debt.

All other operations:(1)

	Year Ended December 31,
	2014	2013	Change	% Change
Rental income	$17,944	$17,577	$367	2.1%
Expenses:
Depreciation	3,792	3,792	—	—%
General and administrative	38,946	32,657	6,289	19.3%
Acquisition related costs	4,607	3,378	1,229	36.4%
Impairment of assets	—	1,304	(1,304)	—%
Total expenses	47,345	41,131	6,214	15.1%
Operating loss	(29,401)	(23,554)	(5,847)	(24.8)%
Interest and other income	425	711	(286)	(40.2)%
Interest expense	(93,198)	(73,635)	(19,563)	(26.6)%
Loss on early extinguishment of debt	—	(797)	797	—%
Equity in earnings of an investee	87	334	(247)	(74.0)%
Loss before income tax expense	(122,087)	(96,941)	(25,146)	25.9%
Income tax expense	(576)	(600)	24	4.0%
Net loss	$(122,663)	$(97,541)	$(25,122)	(25.8)%

(1)All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income includes non‑cash straight line rent adjustments totaling approximately $550 and $1,129 for the years ended December 31, 2014 and 2013, respectively. Rental income also includes amortization of approximately $221 of acquired real estate leases and obligations for the years ended December 31, 2014 and 2013.

Depreciation expense.  Depreciation expense remained consistent as there were no wellness center acquisitions nor capital improvement funding since January 1, 2013 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company. General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,407,217 since January 1, 2013, partially offset by the sale of six senior living communities and three MOBs (three buildings) in 2014 for $27,325 and the sale of one senior living community and two rehabilitation hospitals in 2013 for $92,550.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2014 and 2013. Acquisition related costs increased as a result of increased dollar amount of acquisitions in 2014 versus 2013.

Impairment of assets. In 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated sales price.

Interest and other income.  The decline in interest and other income reflects reduced interest earned as a result of reduced dividend income from the 250,000 common shares of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, that we own for the 2014 period compared with the 2013 period.

Interest expense.    Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014 as well as our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points, partially offset by the prepayment of one mortgage loan in September 2013 encumbering two of our wellness centers for $13,579 with a weighted average interest rate of 6.9%, as well as lower borrowing costs and fees under our revolving credit facility. Our weighted average balance outstanding and interest rate under our revolving credit facility was $60,288 and 1.4%, and $70,912 and 1.6%, for the years ended December 31, 2014 and 2013, respectively.

Loss on early extinguishment of debt.  In September 2013, we prepaid a mortgage loan encumbering two of our wellness centers for $13,579 that had a maturity date later in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $259. In September 2013, we amended our revolving credit facility, resulting in a loss on early extinguishment of debt of $538.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012:

Triple net senior living communities:

					Comparable
	All Properties				Properties(1)
	As of the Year				As of the Year
	Ended				Ended
	December 31,				December 31,
	2013		2012		2013		2012
Total properties(2)	221		223		216		216
# of units / beds(2)	24,575		24,894		23,914		23,914
Tenant operating data:(3)
Occupancy	85.3%		86.1%		85.2%		86.1%
Rent coverage	1.38	x	1.42	x	1.37	x	1.42	x

(1)Consists of triple net senior living communities we have owned continuously since January 1, 2012.

(2)The change in total properties and number of units / beds for All Properties reflects the transfer of ten communities previously triple net leased to Sunrise to our managed senior living communities segment (three communities were transferred on September 1, 2012, five communities were transferred on October 1, 2012, and two communities were transferred on November 1, 2012), partially offset by additional triple net leased properties we acquired since January 1, 2012.

(3)All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2013 and 2012 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple‑net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple‑net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$237,209	$246,948	$(9,739)	(3.9)%
Net operating income (NOI)	237,209	246,948	(9,739)	(3.9)%
Depreciation expense	(66,854)	(68,419)	1,565	2.3%
Impairment of assets	(6,685)	—	(6,685)	—%
Operating income	163,670	178,529	(14,859)	(8.3)%
Interest expense	(26,501)	(35,530)	9,029	25.4%
Gain on lease terminations	—	375	(375)	—%
Gain on sale of properties	37,392	—	37,392	—%
Net income	$174,561	$143,374	$31,187	21.8%

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

Rental income.  Rental income decreased year over year primarily due to the transfer in the third and fourth quarter of 2012 of the ten communities previously triple net leased to our managed senior living communities segment. This decrease was partially offset by our acquisition of four triple net leased communities during the third quarter of 2012 for approximately $36,500 and one community acquired in January 2013 for $22,350 and increased rents due to our purchase of approximately $57,727 of improvements made to our properties which are leased by Five Star since January 1, 2012, pursuant to the terms of the leases. Rental income increased year over year on a comparable property basis by $2,991 primarily as a result of our improvement purchases at certain of the communities we lease to Five Star that we have owned continuously since January 1, 2012 and the resulting increased rent, pursuant to the terms of those leases.

Net operating income.  NOI decreased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non GAAP Financial Measures”.

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

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of the Year		As of the Year
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
Total properties	44	39	22	22
# of units / beds	7,051	6,607	3,323	3,323
Occupancy	87.4%	85.5%	91.2%	87.9%
Average monthly rate	$4,184	$4,027	$3,956	$3,931

Managed senior living communities, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Residents fees and services	$302,058	$184,031	$118,027	64.1%
Property operating expenses	(233,711)	(138,819)	(94,892)	(68.4)%
Net operating income (NOI)	68,347	45,212	23,135	51.2%
Depreciation expense	(28,972)	(19,437)	(9,535)	(49.1)%
Operating income	39,375	25,775	13,600	52.8%
Interest expense	(12,217)	(11,769)	(448)	(3.8)%
Net income	$27,158	$14,006	$13,152	93.9%

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

Net operating income.  NOI increased because of the changes in rental income, residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non GAAP Financial Measures”.

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

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2012):

	Year Ended December 31,
	2013	2012	Change	% Change
Residents fees and services	$145,976	$140,727	$5,249	3.7%
Property operating expenses	(104,185)	(102,814)	(1,371)	(1.3)%
Net operating income (NOI)	41,791	37,913	3,878	10.2%
Depreciation expense	(15,125)	(14,628)	(497)	(3.4)%
Operating income	26,666	23,285	3,381	14.5%
Interest expense	(10,864)	(11,261)	397	3.5%
Net income	$15,802	$12,024	$3,778	31.4%

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

Net operating income.  NOI increased because of the changes in residents fees and services and property operating expenses described above. The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non GAAP Financial Measures”.

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

MOBs:

			Comparable
	All Properties(1)		Properties(1)(2)
	As of the Year		As of the Year
	Ended		Ended
	December 31,		December 31,
	2013	2012	2013	2012
Total properties	96	90	78	78
Total buildings	119	113	99	99
Total square feet(3)	7,882	7,619	6,658	6,558
Occupancy(4)	94.9%	92.7%	94.6%	94.6%

(1)Excludes properties classified in discontinued operations.

(2)Consists of MOBs we have owned continuously since January 1, 2012.

(3)Prior periods exclude space remeasurements made during the periods presented.

(4)MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$204,594	$186,065	$18,529	10.0%
Property operating expenses	(66,167)	(58,877)	(7,290)	(12.4)%
Net operating income (NOI)	138,427	127,188	11,239	8.8%
Depreciation expense	(53,408)	(47,394)	(6,014)	(12.7)%
Impairment of assets	—	(3,071)	3,071	—%
Operating income	85,019	76,723	8,296	10.8%
Interest expense	(5,466)	(3,255)	(2,211)	(67.9)%
Income from continuing operations	79,553	73,468	6,085	8.3%
Discontinued operations:
Income from discontinued operations	5,043	4,061	982	24.2%
Impairment of assets from discontinued operations	(37,610)	—	(37,610)	(100.0)%
Loss on sale of properties	—	(101)	101	—%
Net income	$46,986	$77,428	$(30,442)	(39.3)%

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

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non GAAP Financial Measures”.

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

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non GAAP Financial Measures”.

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

All other operations:(1)

	Year Ended December 31,
	2013	2012	Change	% Change
Rental income	$17,577	$17,756	$(179)	(1.0)%
Expenses:
Depreciation	3,792	3,792	—	—
General and administrative	32,657	31,517	1,140	3.6%
Acquisition related costs	3,378	9,394	(6,016)	(64.0)%
Impairment of assets	1,304	—	1,304	—%
Total expenses	41,131	44,703	(3,572)	(8.0)%
Operating loss	(23,554)	(26,947)	3,393	12.6%
Interest and other income	711	1,117	(406)	(36.3)%
Interest expense	(73,635)	(66,686)	(6,949)	(10.4)%
Loss on early extinguishment of debt	(797)	(6,349)	5,552	87.4%
Loss before income tax expense and equity in earnings of an investee	(97,275)	(98,865)	1,590	1.6%
Income tax expense	(600)	(375)	(225)	(60.0)%
Equity in earnings of an investee	334	316	18	5.7%
Net loss	$(97,541)	$(98,924)	$1,383	1.4%

(1)All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business and corporate business activities, and our operating expenses that are not attributable to a specific reportable segment.

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

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2013 and 2012. Acquisition related costs decreased as a result of reduced acquisition activity and dollar amount of acquisitions in 2013 versus 2012 as well as licensing and other regulatory costs related to the senior living communities formerly leased to Sunrise that were transferred to our TRS in 2012.

Impairment of assets. In 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated sales price.

Interest and other income.  The decrease in interest and other income is primarily due to the elimination of interest received from our $80,000 bridge loan with Five Star, or the Five Star Bridge Loan, that was repaid in April 2012. Interest and other income also includes interest on our investable cash and dividend income related to the 250,000 common shares of EQC that we own.

Interest expense.  Interest expense increased because of our issuance of $350,000 of unsecured senior notes with an interest rate of 5.625% in July 2012, partially offset by lower amounts outstanding under our revolving credit facility, reduced interest expense because of our redemption in January 2012 of all $225,000 of our 8.625% unsecured senior notes and the prepayment in September 2013 of one mortgage loan encumbering two of our wellness centers for $13,579 with a weighted average interest rate of 6.9%. Our weighted average balance outstanding and interest rate under our revolving credit facility was $70,912 and 1.6%, and $163,161 and 1.8%, for the years ended December 31, 2013 and 2012, respectively.

Loss on early extinguishment of debt.  In September 2013, we prepaid a mortgage loan encumbering two of our wellness centers for $13,579 that had a maturity date later in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $259. In September 2013, we amended our revolving credit facility, resulting in a loss on early extinguishment of debt of $538. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our Federal National Mortgage Association, or FNMA, secured term loan; as a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non‑GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2014, 2013 and 2012. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our consolidated statements of income and comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with generally accepted accounting principles, or GAAP, and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs, gain or loss on early extinguishment of debt, gain or loss on lease terminations and loss on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2014, 2013 and 2012 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	For the Year Ended December 31,
	2014	2013	2012
Net income	$158,637	$151,164	$135,884
Depreciation expense from continuing operations	185,391	153,026	139,042
Depreciation expense from discontinued operations	—	799	2,414
(Gain) loss on sale of properties(1)	(5,453)	(37,392)	101
Impairment of assets from continuing operations(2)	(10)	7,989	3,071
Impairment of assets from discontinued operations(3)	4,377	37,610	—
FFO	342,942	313,196	280,512
Estimated business management incentive fees (4)	—	75	511
Acquisition related costs	4,607	3,378	9,394
Loss on early extinguishment of debt(5)	12	797	6,349
Gain on lease terminations(6)	—	—	(375)
Normalized FFO	$347,561	$317,446	$296,391
Weighted average shares outstanding (basic)	198,868	187,271	169,508
Weighted average shares outstanding (diluted)	198,894	187,414	169,671
FFO per share (basic and diluted)	$1.72	$1.67	$1.65
Normalized FFO per share (basic and diluted)	$1.75	$1.69	$1.75
Net income per share (basic and diluted)	$0.80	$0.81	$0.80
Distributions declared per share	$1.56	$1.56	$1.54

(1)

During 2014, we sold six senior living communities and three MOBs (three buildings) for total sales prices of approximately $27,325 and recognized a gain on sale of approximately $5,453.  During 2013, we sold two rehabilitation hospitals and one senior living community for total sales prices of approximately $92,550 and recognized a gain on sale of approximately $37,392. During 2012, we sold one MOB (one building) for approximately $1,100 and recognized a loss on sale of approximately $101.

(2)

During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties to their estimated sale price less costs to sell. During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties to their estimated sale price less costs to sell. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell.

(3)

During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales price less costs to sell. During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell, which are included in discontinued operations.

(4)

Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in Normalized FFO per share, and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined.  Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(5)

In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages. In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with amending our revolving credit facility. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

(6)

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

The calculation of NOI by reportable segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
Reconciliation of NOI to Net Income:	2014	2013	2012
Triple net senior living communities NOI	$230,718	$237,209	$246,948
Managed senior living communities NOI	73,091	68,347	45,212
MOB NOI	198,570	138,427	127,188
All other operations NOI	17,944	17,577	17,756
Total NOI	520,323	461,560	437,104
Depreciation expense	(185,391)	(153,026)	(139,042)
General and administrative expense	(38,946)	(32,657)	(31,517)
Acquisition related costs	(4,607)	(3,378)	(9,394)
Impairment of assets(1)	10	(7,989)	(3,071)
Operating income	291,389	264,510	254,080
Interest and other income	425	711	1,117
Interest expense	(135,114)	(117,819)	(117,240)
Loss on early extinguishment of debt(2)	(12)	(797)	(6,349)
Gain on lease terminations(3)	—	—	375
Income before income tax expense and equity in earnings of an investee	156,688	146,605	131,983
Income tax expense	(576)	(600)	(375)
Equity in earnings of an investee	87	334	316
Income from continuing operations	156,199	146,339	131,924
Income from discontinued operations	1,362	5,043	4,061
Loss on impairment from discontinued operations(4)	(4,377)	(37,610)	—
Income before gain (loss) on sale of properties	153,184	113,772	135,985
Gain (loss) on sale of properties(5)	5,453	37,392	(101)
Net income	$158,637	$151,164	$135,884

(1)

During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties to their estimated sale price less costs to sell. During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties to their estimated sale price less costs to sell. During 2012, we recorded an impairment of assets charge of $3,071 to reduce the carrying value of one of our properties to its estimated sale price less costs to sell.

(2)

In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages. In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with amending our revolving credit facility. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259. In August 2012, we prepaid approximately $199,197 of the outstanding principal balance of our FNMA secured term loan. As a result of this prepayment, we recorded a loss on early extinguishment of debt of $6,349 consisting of a debt prepayment premium, legal fees and the write off of unamortized deferred financing fees.

(3)

In May 2012, we entered an agreement with Sunrise for early terminations of leases for the ten communities which were formerly leased to Sunrise and which were previously scheduled to terminate on December 31, 2013; the leases for all of the ten communities were terminated prior to December 31, 2012, and resulted in a gain on lease terminations of approximately $375.

(4)

During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales price less costs to sell. During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell, which are included in discontinued operations.

(5)

During 2014, we sold six senior living communities and three MOBs (three buildings) for total sales prices of approximately $27,325 and recognized a gain on sale of approximately $5,452. During 2013, we sold two rehabilitation hospitals and one senior living community for total sales prices of approximately $92,550 and recognized a gain on sale of approximately $37,392. During 2012, we sold one MOB (one building) for approximately $1,100 and recognized a loss on sale of approximately $101.

LIQUIDITY AND CAPITAL RESOURCES

Rental income revenues and residents fees and services revenues from our leased and managed properties are our principal sources of funds to pay operating expenses, debt service and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or improve the occupancy of, and the rent rates at, our properties;
•	control operating cost increases; and
•	purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows: (i) cash provided by operating activities increased from $306.7 million in 2013 to $350.9 million in 2014; (ii) cash used in investing activities increased from $153.0 million in 2013 to $1.3 billion in 2014; and (iii) cash (used for) or provided by financing activities increased from $(156.8) million in 2013 to $901.5 million in 2014.

The increase in cash provided by operating activities for the year ended December 31, 2014 compared to the prior year was due primarily to increased operating cash flow from our acquisitions after January 1, 2013. The increase in cash used in investing activities for the year ended December 31, 2014 compared to the prior year was due primarily to our acquisition of 4 properties (5 buildings) during 2014 for an aggregate purchase price of $1.2 billion, excluding acquisition costs, and net proceeds received of $27.3 million from our sales of nine properties (nine buildings), compared to our acquisition of twelve properties (thirteen buildings) during 2013 for an aggregate purchase price of $193.3 million, excluding acquisition costs, and net proceeds received of $92.6 million, excluding closing costs, from our sales of three properties (three buildings) during 2013. The increase in cash provided by financing activities for the year ended December 31, 2014 compared to the prior year was due primarily to a public equity offering, term loan agreement and unsecured senior note issuances during 2014 to fund acquisitions.

Our Investment and Financing Liquidity and Resources

As of December 31, 2014, we had $27.6 million of cash and cash equivalents and $670.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at

LIBOR plus a premium, which was 130 basis points as of December 31, 2014. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.43%. As of December 31, 2014 and February 26, 2015, we had $80.0 million and no amounts, respectively, outstanding under our revolving credit facility. We may also assume outstanding mortgage debt in connection with our acquisitions of properties or place new mortgages on properties we own.

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

In June 2014, we repaid two mortgage notes at maturity for approximately $35.8 million with a weighted average interest rate of 5.83% encumbering two of our properties. In October 2014, we repaid a mortgage note for approximately $11.9 million that had a maturity date in May 2015 with an interest rate of 6.25% encumbering one of our properties. Also in October 2014, we prepaid at par our $14.7 million loan incurred in connection with certain revenue bonds scheduled to mature in December 2027.  That loan had an interest rate of 5.88%. In December 2014, we repaid a mortgage note for approximately $11.3 million that had a maturity date in July 2015 with an interest rate of 6.37% encumbering one of our properties. In February 2015, we repaid a mortgage note for approximately $29.2 million that had a maturity date in March 2015 with an interest rate of 6.02% encumbering one of our properties.

During the year ended December 31, 2014, we acquired 4 properties (5 buildings) located in three states for an aggregate purchase price of approximately $1.2 billion, excluding closing costs. At the times of these acquisitions, these properties generated property NOI which yielded approximately 7.1% of the aggregate gross purchase price, based on estimated GAAP revenue, excluding adjustments for above and below market lease value amortization, less property operating expenses. For more information about these acquisitions, see Note 3 to our Consolidated Financial Statements appearing in Item 15 below.

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,466 units located in 16 states for $790.0 million, excluding closing costs, and including the assumption of approximately $153.0 million of mortgage debt with a weighted average interest rate of 4.8%. Eighteen of the 38 communities, with 1,847 living units, are currently leased to six senior living operators, none of which are currently SNH tenants. The remaining 20 communities, with 1,619 living units, are currently managed by six senior living operators (including one manager who also leases one of the 18 leased communities), none of which are currently SNH managers.    We expect to finance this acquisition using cash on hand, borrowings under our revolving credit facility and with approximately $153.0 million of assumed mortgage debt. The closing of this acquisition is expected to occur by the end of the second quarter of 2015; however, the closing is contingent upon closing conditions; accordingly, we can provide no assurance that we will purchase these properties, that the closing will not be delayed or that the terms will not change.

In January 2015, we acquired 23 MOBs (23 buildings), for approximately $539.0 million, including the assumption of approximately $30.0 million of mortgage debt with a weighted average interest rate of 4.73%.  The MOBs contain approximately 2.2 million square feet and are located in 12 states. The 23 properties were purchased from SIR in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. We used borrowings under our revolving credit facility to close this acquisition.

In February 2015, we sold one senior living community located in Pennsylvania with 120 assisted living units for approximately $250,000.

During the year ended December 31, 2014, pursuant to the terms of our existing leases with Five Star, we purchased $25.8 million of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2.1 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the years ended December 31, 2014 and 2013, cash expenditures made and capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	For the
	Year Ended
	December 31,
	2014	2013
MOB tenant improvements(1)(2)	$7,051	$3,323
MOB leasing costs(1)(3)	5,613	3,877
MOB building improvements(1)(4)	5,677	5,678
Managed senior living communities capital improvements	8,950	10,820
Development, redevelopment and other activities(5)	16,784	13,300
Total capital expenditures	$44,075	$36,998

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the year ended December 31, 2014, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	148	602	750
Total leasing costs and concession commitments(1)	$7,083	$9,050	$16,133
Total leasing costs and concession commitments per square foot(1)	$47.85	$15.04	$21.52
Weighted average lease term (years)(2)	8.7	6.2	6.6
Total leasing costs and concession commitments per square foot per year(1)	$5.51	$2.44	$3.26

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of December 31, 2014, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

As of December 31, 2014, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations(1)	$2,791,369	$70,927	$475,138	$766,133	$1,479,171
Capital Lease Obligations	12,770	614	1,463	1,820	8,873
Ground Lease Obligations	1,962	173	268	160	1,361
Interest Expense Obligations(2)	1,092,071	133,475	226,404	196,552	535,640
Tenant Related Obligations(3)	12,445	11,373	899	173	—
Total	$3,910,617	$216,562	$704,172	$964,838	$2,025,045

(1)

At December 31, 2014, our term debt maturities were as follows: $60.2 million in 2015; $405.5 million in 2016; $61.4 million in 2017; $89.2 million in 2018; $688.5 million in 2019; $550.0 million in 2020; $300.0 million in 2021; $19.4 million in 2022; $250.0 million in 2024; $3.3 million in 2033; $9.2 million in 2038; $350.0 million in 2042; and $4.6 million in 2043.

(2)

Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(3)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2014.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $323.3 million, after underwriting discounts but before expenses. We used the net proceeds of this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes, including funding the acquisitions described in Note 3.

In April 2014, we sold $400.0 million of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644.9 million, after underwriting discounts but before expenses. Interest on the notes is payable semi-annually in arrears. We used the net proceeds of this offering for general business purposes, including funding the acquisitions described in Note 3.

In May 2014, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $350.0 million unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility, to repay mortgage notes and for general business purposes.

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately 660.0 million, before expenses. We used a portion of the net proceeds of this offering to repay borrowings under our revolving credit facility and intend to use the remainder for general business purposes, including funding in part the pending acquisition of the 38 senior living communities.

On January 12, 2015, we declared a quarterly distribution of $0.39 per common share, or $79.5 million, to our common shareholders of record on January 23, 2015 for the quarter ended December 31, 2014. This distribution was paid to shareholders on February 24, 2015 using cash on hand and borrowings under our revolving credit facility.

Simultaneous with entering the December 2014 agreement to acquire 38 senior living communities, we received a bridge loan commitment for $700.0 million from Wells Fargo Bank, N.A. and Citigroup Global Markets, Inc. In

February 2015, we terminated the bridge loan commitment. In certain circumstances, our failure to complete the purchase of these 38 senior living communities, including by reason of our inability to finance the acquisition, will result in our forfeiture of a $35.0 million deposit. We expect to finance this acquisition using cash on hand, borrowings under our revolving credit facility and with approximately $153.0 million of assumed mortgage debt. The unavailability of financing for the purchase of the buildings on favorable terms or any delay in obtaining this financing or in completing this purchase could prevent us from realizing the benefits that we expect from this purchase.

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

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at December 31, 2014 were: (1) outstanding borrowings under our $750.0 million unsecured revolving credit facility; (2) six public issuances of unsecured senior notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due 2016, (b) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (3) our $350.0 million principal amount term loan; and (4) $611.3 million aggregate principal amount of mortgages secured by 44 of our properties (47 buildings) with maturity dates from 2015 to 2043. We also have two properties encumbered by capital leases totaling $12.8 million at December 31, 2014. We had $80.0 million outstanding under our unsecured revolving credit facility as of December 31, 2014. Our unsecured senior notes are governed by an indenture. This indenture and its supplements and our revolving credit facility contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. As of December 31, 2014, we believe we were in compliance with all of the covenants under our indenture and its supplements, our revolving credit facility and our other debt obligations.

None of our indenture and its supplements, our revolving credit facility or our other debt obligations contain provisions for acceleration which could be triggered by our debt ratings. However, in certain circumstances, our revolving credit facility uses our senior debt rating to determine the fees and the interest rate payable by us.

Our public debt indenture and its supplements and term loan contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $10.0 million or, with respect to certain notes under such indenture and supplements, higher amounts. Similarly, our revolving credit facility contains a cross default provision to any other debts of $25.0 million or more that are recourse debts and to any other debts of $75.0 million or more that are non recourse debts.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements and RMR is owned by our Managing Trustees. We also have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities and of which we are the largest stockholder; D&R Yonkers LLC, which is owned by our executive officers and to which one of our TRSs subleases a portion of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; SIR, from which we purchased entities owning 23 MOBs that SIR acquired in the CCIT merger; and AIC, of which we, RMR, Five Star and four other companies to which RMR provides management services each owns approximately 14.3%. We and the other six shareholders of AIC have property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with D&R Yonkers LLC and its owners, the purchase and sale agreement for the purchase from SIR of entities owning CCIT’s 23 MOBs and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website.

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

We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction to rental income over the remaining non‑cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non‑cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of our tenants’ revenues should increase. Further, inflation may permit us to increase rents upon renewal or enter new leases for the leased space for increased rent amounts. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ or managers’ operating costs may increase faster than revenues, which may have an adverse impact upon us if our tenants’ or managers’ operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased tenant financial distress upon us, we generally require our tenants to provide guarantees for our rent. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we previously have purchased interest rate cap agreements and we may enter into additional interest rate hedge arrangements in the future. The decision to enter into these agreements was and will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

Impact of Government Reimbursement

As of December 31, 2014, approximately 96% of our NOI was generated from properties where a majority of the NOI is derived from private resources, and the remaining 4% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. We own and our tenants and managers operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters.  Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ and managers’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties

Seasonality

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

Impact of Climate Change

The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its LEED® green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments or, in the longer term, would be passed through as higher charges paid by the patients, residents and other customers of our properties; however, increased costs incurred by our managers may affect their ability to pay us our minimum returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants or managers and their ability to pay rent or returns to us.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2014, our outstanding fixed rate debt included the following (dollars in thousands)(1):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(2)	Rate(2)	Expense	Maturity	Payments Due
Unsecured senior notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Unsecured senior notes	350,000	5.63%	19,688	2042	Quarterly
Unsecured senior notes	300,000	6.75%	20,250	2021	Semi-Annually
Unsecured senior notes	250,000	4.30%	10,750	2016	Semi-Annually
Unsecured senior notes	250,000	4.75%	11,875	2024	Semi-Annually
Unsecured senior notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgages	288,519	6.71%	19,360	2019	Monthly
Mortgages	85,085	5.92%	5,040	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	44,687	6.54%	2,923	2017	Monthly
Mortgages (3)	29,362	6.02%	1,766	2015	Monthly
Mortgages	15,318	6.28%	962	2022	Monthly
Mortgages	12,479	5.66%	706	2015	Monthly
Mortgages	12,184	6.25%	761	2016	Monthly
Mortgages	11,059	6.15%	680	2017	Monthly
Mortgages	9,205	5.95%	548	2038	Monthly
Mortgages	9,195	6.73%	619	2018	Monthly
Mortgages	6,353	5.81%	369	2015	Monthly
Mortgages	6,243	5.97%	373	2016	Monthly
Mortgages	5,625	5.86%	330	2017	Monthly
Mortgages	4,914	5.65%	278	2015	Monthly
Mortgages	4,594	4.38%	201	2043	Monthly
Mortgages	4,403	5.81%	256	2015	Monthly
Mortgages	3,348	6.25%	209	2033	Monthly
Mortgages	2,728	5.88%	160	2015	Monthly
Mortgages	2,723	7.31%	199	2022	Monthly
Mortgages	1,345	7.85%	106	2022	Monthly
	$2,361,369		$127,842

(1)

We assumed secured fixed rate debt of $30.0 million with a weighted average interest rate of 4.7% encumbering two properties in connection with our acquisition of 23 MOBs (23 buildings) in January 2015. As these debt assumptions occurred after December 31, 2014, they are not reflected in the above table.

(2)

The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(3)	We repaid this debt in February 2015.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgage debt requires principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23.6 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $20.9 million.

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

At December 31, 2014, our current floating rate obligations consisted of our $750.0 million unsecured revolving credit facility, under which we had $80.0 million outstanding, and our $350.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense related to our revolving credit facility and term loan debt at December 31, 2014 (dollars in thousands).

	Impact of Changes in Interest Rates
				Annual
	Interest Rate	Outstanding	Total Interest	Earnings per Share
	Per Year(1)	Debt	Expense Per Year	Impact(2)
At December 31, 2014	1.54%	$430,000	$6,622	$0.03
100 basis point increase	2.54%	$430,000	$10,922	$0.05

(1)	Weighted based on the outstanding borrowings as of December 31, 2014.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
				Annual
	Interest Rate	Outstanding	Total Interest	Earnings per Share
	Per Year(1)	Debt	Expense Per Year	Impact(2)
At December 31, 2014	1.47%	$1,100,000	$16,170	$0.08
100 basis point increase	2.47%	$1,100,000	$27,170	$0.14

(1)	Weighted based on the outstanding borrowings as of December 31, 2014.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2014.

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

The information required by this item is included in Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act, Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission in Internal Control—Integrated Framework  (2013 framework). Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have a Code of Conduct that applies to all our representatives, including our officers and Trustees and employees of RMR. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR under our 2012 Equity Compensation Plan, or our Share Award Plan. In addition, each of our Trustees receives shares as part of his annual compensation for serving as a Trustee and such shares are awarded under this plan. The terms of grants made under our Share Award Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2014:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under our
	issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	None.	None.	2,725,233	(1)
Equity compensation plan not approved by security holders	None.	None.	None.
Total	None.	None.	2,725,233	(1)

(1)

Consists of shares available for issuance pursuant to the terms of our Share Award Plan. Share awards that are forfeited or repurchased will be added to the shares available for issuance under our Share Award Plan.

Payments by us to RMR are described in Notes 4 and 5 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(a)Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of Senior Housing Properties Trust are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Financial information about Five Star may be found on the SEC’s website by entering Five Star’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to Five Star’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, Five Star’s public filings and other information located in external websites are not incorporated by reference into these financial statements.

(b)Exhibits

Exhibit Number	Description
2.1

Real Estate Purchase and Sale Agreement, dated as of February 10, 2014, between Fifty Northern Avenue LLC and Eleven Fan Pier Boulevard LLC, as Seller, and Senior Housing Properties Trust, as Purchaser (with respect to the properties located at 50 Northern Avenue and 11 Fan Pier Boulevard, Boston, MA). (incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2014.)

2.2

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 30, 2014, between SC Merger Sub LLC, Senior Housing Properties Trust and, to evidence its agreement to be bound by the terms of Section 11.2, Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

2.3

Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 22, 2014, among CNL Lifestyle Properties, Inc. and certain of its subsidiaries identified therein, as Sellers, and Senior Housing Properties Trust, as Purchaser. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 22, 2014.)

3.1	Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Filed herewith.)

3.2	Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date (marked). (Filed herewith.)
3.3	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)
3.4	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004, File Number 001-15319.)
3.5	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File Number 001-15319.)
3.6	Amended and Restated Bylaws of the Company, adopted April 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 10, 2014.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Filed herewith.)
10.2

First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between Reit Management & Research LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2014.)

10.3

Amended and Restated Property Management Agreement, dated as of January 7, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2010.)

10.4

First Amendment to Amended and Restated Property Management Agreement, dated as of January 14, 2011, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.5

Second Amendment to Amended and Restated Property Management Agreement, dated as of December 11, 2012, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 11, 2012.)

10.6

Third Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between Reit Management & Research LLC and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 7, 2014.)

10.7	1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.8	Amendment to the 1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-15319.)
10.9	2003 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-15319.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2010.)
10.11	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)
10.12	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)
10.14	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2014.)
10.15

Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust, HRPT Properties Trust and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001, File Number 001-15319.)

10.16

Credit Agreement, dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.17

First Amendment to Credit Agreement, dated as of September 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 4, 2013.)

10.18

Second Amendment to Credit Agreement, dated as of May 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.19

Term Loan Agreement, dated as of May 30, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2014.)

10.20

Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.21

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.22

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.23

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.24

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.25

Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.26

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.27

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.28

Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.29

Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.30

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.31

Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.32

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.33

Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.34

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.35

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.36

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.37

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.38

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.39

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.40

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.41

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of September 19, 2013, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2013.)

10.42

Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2) dated as of June 1, 2014, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Quality Care, Inc., as tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.43

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.44

Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.45

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

10.46

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.47

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.48

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.49

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated July 10, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.50

Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.51

Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.52

Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.53

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.54

Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.55

Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

10.56

Amended and Restated Pooling Agreement No. 1, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company, amending and restating the Pooling Agreement, dated as of May 12, 2011, between such parties. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.57

Pooling Agreement No. 2, dated October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.58

Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.59

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.60

Representative form of Accession Agreement, dated as of December 1, 2014, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.61

Representative form of Management Agreement for assisted living communities, dated as of May 12, 2011, between FVE Managers, Inc., as Manager, and SNH SE Burlington Tenant LLC, as Owner. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2011.)

10.62

Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

10.63

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

10.64

Lease for 50 Northern Avenue (Parcel A — Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.65

First Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.66

Second Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Fifty Northern Avenue LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.67

Lease for 11 Fan Pier Boulevard (Parcel B — Fan Pier) Boston, Massachusetts, dated as of May 5, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.68

First Amendment to Lease, dated as of October 31, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.69

Second Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.70

Third Amendment to Lease, dated as of November 26, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.71

Fourth Amendment to Lease, dated as of March 28, 2014, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.72

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
99.1

Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-15319.)

99.2

Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File Number 001-15319.)

99.3

Lease Agreement, dated as of June 20, 2011, between SNH/LTA SE McCarthy New Bern LLC, as Landlord, and FVE SE McCarthy New Bern LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

99.4

Guaranty Agreement, dated as of June 20, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE McCarthy New Bern LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

99.5

Lease Agreement, dated as of June 23, 2011, between SNH/LTA SE Wilson LLC, as Landlord, and FVE SE Wilson LLC, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

99.6

Guaranty Agreement, dated as of June 23, 2011, from Five Star Quality Care, Inc. in favor of SNH/LTA SE Wilson LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

99.7

Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

99.8

Operations Transfer Agreement, dated as of May 29, 2012, among FVE Managers, Inc., certain subsidiaries of Sunrise Senior Living, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 29, 2012.)

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

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10‑K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Senior Housing Properties Trust and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2015

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$683,979	$623,756
Buildings, improvements and equipment	5,554,632	4,639,869
	6,238,611	5,263,625
Less accumulated depreciation	983,850	840,760
	5,254,761	4,422,865
Cash and cash equivalents	27,594	39,233
Restricted cash	10,544	12,514
Investments in available for sale securities	23,993	29,078
Deferred financing fees, net	30,549	27,975
Due from affiliate	18,296	19,618
Acquired real estate leases and other intangible assets, net	472,788	103,494
Other assets	129,744	109,889
Total assets	$5,968,269	$4,764,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$80,000	$100,000
Unsecured term loan	350,000	—
Senior unsecured notes, net of discount	1,743,628	1,093,337
Secured debt and capital leases	627,076	699,427
Accrued interest	20,046	15,839
Due to affiliate	11,675	11,876
Assumed real estate lease obligations, net	122,826	12,528
Other liabilities	60,611	54,670
Total liabilities	3,015,862	1,987,677
Commitments and contingencies
Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 220,000,000 shares authorized, 203,910,305 and 188,167,643 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,039	1,881
Additional paid in capital	3,825,063	3,497,590
Cumulative net income	1,353,622	1,194,985
Cumulative other comprehensive income	3,329	8,412
Cumulative distributions	(2,231,646)	(1,925,879)
Total shareholders’ equity	2,952,407	2,776,989
Total liabilities and shareholders’ equity	$5,968,269	$4,764,666

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$526,703	$459,380	$450,769
Residents fees and services	318,184	302,058	184,031
Total revenues	844,887	761,438	634,800
Expenses:
Property operating expenses	324,564	299,878	197,696
Depreciation	185,391	153,026	139,042
General and administrative	38,946	32,657	31,517
Acquisition related costs	4,607	3,378	9,394
Impairment of assets	(10)	7,989	3,071
Total expenses	553,498	496,928	380,720
Operating income	291,389	264,510	254,080
Interest and other income	425	711	1,117
Interest expense	(135,114)	(117,819)	(117,240)
Loss on early extinguishment of debt	(12)	(797)	(6,349)
Gain on lease terminations	—	—	375
Income from continuing operations before income tax expense and equity in earnings of an investee	156,688	146,605	131,983
Income tax expense	(576)	(600)	(375)
Equity in earnings of an investee	87	334	316
Income from continuing operations	156,199	146,339	131,924
Discontinued operations:
Income from discontinued operations	1,362	5,043	4,061
Loss on asset impairment from discontinued operations	(4,377)	(37,610)	—
Income before gain (loss) on sale of properties	153,184	113,772	135,985
Gain (loss) on sale of properties	5,453	37,392	(101)
Net income	158,637	151,164	135,884
Other comprehensive income:
Change in net unrealized gain / loss on investments	(5,085)	3,901	8,312
Share of comprehensive (loss) income of an investee	2	(51)	22
Comprehensive income	$153,554	$155,014	$144,218

Weighted average shares used in computing earnings per common share:
Basic	198,868	187,271	169,508
Diluted	198,894	187,414	169,671

Earnings per common share (basic and diluted):
Income from continuing operations	$0.81	$0.98	$0.78
Discontinued operations	(0.01)	(0.17)	0.02
Net income	$0.80	$0.81	$0.80

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Cumulative Other
	Number of	Common	Paid-in	Cumulative	Cumulative	Comprehensive
	Shares	Shares	Capital	Net Income	Distributions	Income	Totals
Balance at December 31, 2011:	162,646,046	$1,626	$2,944,212	$907,937	$(1,377,397)	$(3,772)	$2,472,606
Comprehensive income	—	—	—	135,884	—	8,334	144,218
Distributions	—	—	—	—	(259,537)	—	(259,537)
Issuance of shares	13,800,000	138	286,914	—	—	—	287,052
Share grants	107,554	1	2,228	—	—	—	2,229
Balance at December 31, 2012:	176,553,600	$1,765	$3,233,354	$1,043,821	$(1,636,934)	$4,562	$2,646,568
Comprehensive income	—	—	—	151,164	—	3,850	155,014
Distributions	—	—	—	—	(288,945)	—	(288,945)
Issuance of shares	11,500,000	115	261,698	—	—	—	261,813
Share grants	114,043	1	2,538	—	—	—	2,539
Balance at December 31, 2013:	188,167,643	$1,881	$3,497,590	$1,194,985	$(1,925,879)	$8,412	$2,776,989
Comprehensive income	—	—	—	158,637	—	(5,083)	153,554
Distributions	—	—	—	—	(305,767)	—	(305,767)
Issuance of shares	15,648,462	156	325,455	—	—	—	325,611
Share grants	94,200	2	2,018	—	—	—	2,020
Balance at December 31, 2014:	203,910,305	$2,039	$3,825,063	$1,353,622	$(2,231,646)	$3,329	$2,952,407

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$158,637	$151,164	$135,884
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	185,391	153,825	141,456
Net amortization of debt discounts, premiums and deferred financing fees	6,319	6,042	5,327
Straight line rental income	(9,672)	(7,080)	(13,849)
Amortization of acquired real estate leases and other intangible assets	(2,322)	3,656	1,597
Loss on early extinguishment of debt	12	797	6,349
Impairment of assets	4,367	45,599	3,071
Gain on lease terminations	—	—	(375)
(Gain) loss on sale of properties	(5,453)	(37,392)	101
Equity in earnings of an investee	(87)	(334)	(316)
Change in assets and liabilities:
Restricted cash	1,970	(3,082)	(2,304)
Other assets	(1,102)	(11,051)	991
Accrued interest	4,207	82	(6,524)
Other liabilities	8,634	4,477	11,894
Cash provided by operating activities	350,901	306,703	283,302
Cash flows from investing activities:
Real estate acquisitions and deposits	(1,225,770)	(193,303)	(316,769)
Real estate improvements	(64,754)	(52,270)	(50,131)
Principal payments on loan receivable	—	—	38,000
Investment in Affiliates Insurance Company	(825)	—	—
Proceeds from sale of properties	27,325	92,550	1,041
Cash used for investing activities	(1,264,024)	(153,023)	(327,859)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	322,807	261,813	287,052
Proceeds from issuance of unsecured senior notes, net of discount	648,915	—	350,000
Proceeds from unsecured term loan	350,000
Proceeds from borrowings on revolving credit facility	570,000	275,000	669,000
Repayments of borrowings on revolving credit facility	(590,000)	(365,000)	(479,000)
Redemption of senior notes	—	—	(225,000)
Repayment of other debt	(86,432)	(36,371)	(266,528)
Payment of deferred financing fees	(8,039)	(3,326)	(12,608)
Distributions to shareholders	(305,767)	(288,945)	(259,537)
Cash provided by (used for) financing activities	901,484	(156,829)	63,379
(Decrease) increase in cash and cash equivalents	(11,639)	(3,149)	18,822
Cash and cash equivalents at beginning of period	39,233	42,382	23,560
Cash and cash equivalents at end of period	$27,594	$39,233	$42,382

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$124,588	$111,695	$118,437
Income taxes paid	155	600	389
NON-CASH INVESTING ACTIVITIES:
Acquisitions funded by assumed debt	(15,630)	(12,266)	(121,793)
NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	15,630	12,266	121,793
Issuance of common shares	4,823	2,541	2,229

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2014, we owned 370 properties (397 buildings) located in 38 states and Washington, D.C.

Note 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or SNH, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

REAL ESTATE PROPERTIES.  We record properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from 7 to 12 years for furniture, fixtures and equipment, or FF&E, and up to 40 years for buildings and improvements. We estimate the purchase price allocations and the useful lives of our properties. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We allocated the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determined the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired businesses under Accounting Standards Codification 805 Business Combinations, we allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocated a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocated this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non‑cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non‑cancelable periods of the respective leases. Such amortization resulted in an increase in rental income of $2,322 during the year ended December 31, 2014, reduction in rental income of $3,656 during the year ended December 31, 2013, and a reduction in rental income of $1,597 during the year ended December 31, 2012. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non‑cancelable periods of the respective leases. Such amortization included in depreciation and amortization totaled $38,970, $22,718, $19,340, during the years ended December 31, 2014, 2013 and 2012, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

CASH AND CASH EQUIVALENTS.  We carry cash and cash equivalents, consisting of overnight repurchase agreements and short term investments with original maturities of three months or less at the date of purchase, at cost plus accrued interest, which approximates fair value.

RESTRICTED CASH.  Restricted cash consists of amounts escrowed for real estate taxes, insurance and capital expenditures at certain of our mortgaged properties and security deposits for residents of our managed senior living communities.

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.  We own 250,000 common shares, at December 31, 2014, of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC. We also own 4,235,000 common shares, or 8.6% at December 31, 2014, of Five Star Quality Care, Inc., or Five Star. We classify these holdings as available for sale and carry them at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Cumulative other comprehensive income shown in our consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the market value of these shares of EQC and Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($26.00 and $3.36 per share, respectively) and on December 31, 2014 ($25.67 and $4.15 per share, respectively). At December 31, 2014 and 2013, our investment in EQC had a fair value of $6,418 and $5,828, respectively, including an unrealized loss of $83 and $673, respectively. At December 31, 2014 and 2013, our investment in Five Star had a fair value of $17,575 and $23,250, respectively, including an unrealized gain of $3,361 and $9,036, respectively.

EQUITY METHOD INVESTMENTS.  We and the other six current shareholders each currently own 14.3% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income and comprehensive income. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. See Note 5 for a further discussion of our investment in AIC.

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective loans. During 2014, we capitalized $8,039 of issuance costs, including $5,021 related to our two issuances of senior notes in April 2014, as well as $2,819 related to our $350,000 term loan entered into in May 2014, and $199 related to our assumption of a mortgage loan in May 2014. During 2013, we capitalized $3,326 of issuance costs, including $3,078 related to the amendment of our revolving credit facility in September 2013 and $248 related to our assumption of a mortgage loan during 2013. During 2012, we capitalized $12,608 of issuance costs, including $11,439 related to our $350,000 senior notes issued in July 2012, $1,125 related to our assumption of mortgage loans during 2012 and $44 related to our $300,000 senior notes issued in December 2011. During 2014, we wrote off $357 of unamortized deferred financing fees in connection with our prepayment of the outstanding principal balances of two mortgage loans totaling $23,234 in October and December 2014. During 2013, we wrote off $538 of unamortized deferred financing fees in connection with the amendment of our revolving credit facility in September 2013. During 2012, we wrote off $3,897 of unamortized deferred financing fees in connection with our prepayment of approximately $199,197 of the outstanding principal balance of our $512,934 Federal National Mortgage Association, or FNMA, mortgage financing we closed in August 2009. The unamortized gross balance of deferred financing fees and related accumulated amortization was $50,479 and $19,930, and $42,797 and $14,822 at December 31, 2014 and 2013, respectively. The weighted average amortization period is approximately 12.7 years. We expect that the amortization expense relating to the unamortized gross balance of deferred financing fees for the five years subsequent to December 31, 2014 will be $5,469 in 2015, $4,803 in 2016, $4,523 in 2017, $3,127 in 2018, $2,389 in 2019 and $10,238, thereafter.

DEFERRED LEASING COSTS.  Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets on our consolidated balance sheets. The unamortized gross balance of deferred leasing costs and related accumulated amortization was $14,844 and $3,722, and $10,542 and $2,687 at December 31, 2014 and 2013, respectively. The weighted average amortization period is approximately 7.5 years. We expect that the amortization expense for the five years subsequent to December 31, 2014 will be $1,945 in 2015, $1,789 in 2016, $1,527 in 2017, $1,358 in 2018, $1,180 in 2019 and $3,183, thereafter. In 2014, we also incurred legal fees of approximately $140 related to the negotiation of leases which have not yet been entered and we have not yet begun to amortize.

REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2014, 2013 and 2012, percentage rents earned aggregated $10,155, $9,226, and $10,859, respectively.

As of December 31, 2014, we own 46 senior living communities, including 36 communities that we acquired since June 2011 and the ten senior living communities formerly leased to Sunrise Senior Living, Inc., or Sunrise, that are managed by Five Star. We refer to these 46 communities as the managed senior living communities. We derive our revenues at these 46 managed senior living communities primarily from services to residents and we record revenues when services are provided.

PER COMMON SHARE AMOUNTS.  We calculate basic per common share, or EPS, by dividing allocable net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.

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

The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

SEGMENT REPORTING.  As of December 31, 2014, we have four operating segments, of which three are separately reportable operating segments. The first operating segment includes triple net senior living communities that provide short term and long term residential care and dining services for residents. The second operating segment includes managed senior living communities that provide short term and long term residential care and dining services for residents. The third operating segment includes properties where medical related activities occur but where residential overnight stays and dining services are not provided. Properties in this segment include those leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs. The fourth operating segment includes the operating results of certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment.

See Note 10 for further information regarding our reportable operating segments.

NEW ACCOUNTING PRONOUNCEMENTS.  In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect that, when adopted, this update will reduce the number of any future property dispositions we may make to be presented as discontinued operations in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this update will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted. The implementation of this update is not expected to cause any significant changes to our consolidated financial statements.

Note 3. Real Estate Properties

Our real estate properties, excluding those classified as held for sale, at cost, consisted of land of $683,979, buildings and improvements of $5,318,178 and FF&E, of $236,454 as of December 31, 2014; and land of $623,756, buildings and improvements of $4,423,517 and FF&E, of $216,352 as of December 31, 2013. Accumulated depreciation was $848,605 and $135,245 for buildings and improvements and FF&E, respectively, as of December 31, 2014; and $723,258 and $117,502 for buildings and improvements and FF&E, respectively, as of December 31, 2013.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2014, are $475,705 in 2015, $465,664 in 2016, $446,673 in 2017, $416,539 in 2018, $385,874 in 2019 and $2,796,142 thereafter.

Triple Net Senior Living Communities Acquisitions:

We did not acquire any triple net senior living communities during 2014. During 2013, we acquired one triple net senior living community with 150 living units for approximately $22,350, including the assumption of approximately $12,266 of mortgage debt and excluding closing costs. Details of this acquisition are as follows:

				Cash Paid
		Number		plus		Buildings				Premium
		of	Units/	Assumed		and		Intangible	Assumed	on Assumed
Date	Location	Properties	Beds	Debt(1)	Land	Improvements	FF&E	Assets	Debt	Debt
Triple Net Senior Living Communities Acquisitions during the year ended December 31, 2014:
There were no triple net senior living communities acquisitions during the year ended December 31, 2014

Triple Net Senior Living Communities Acquisitions during the year ended December 31, 2013:
January 2013(2)	WA	1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040
		1	150	$22,350	$5,120	$16,562	$669	$1,039	$12,266	$1,040

(1)	Cash paid plus assumed debt, if any, excludes closing costs.
(2)

We leased this property to a subsidiary of Stellar Senior Living, LLC, or Stellar, for an initial term expiring in 2028 for initial rent of approximately $1,732 per year. Percentage rent, based on increases in gross revenues at this property, will commence in 2016.

Managed Senior Living Communities Acquisitions:

During 2014, we acquired two senior living communities with a total of 228 living units for total purchase prices of approximately $47,430, excluding closing costs. During 2013, we acquired five managed senior living communities with a total of 374 living units for total purchase prices of approximately $62,999, excluding closing costs. Subsidiaries of Five Star, which we refer to together with Five Star, collectively, in these notes to our consolidated financial statements as Five Star, manage these communities pursuant to long term management agreements. As of December 31, 2014, we own 46 managed senior living communities that are managed by Five Star. We use the TRS structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for nearly all of our managed senior living communities, which we began acquiring in June 2011. Details of these acquisitions are as follows:

				Cash Paid
		Number		plus		Buildings				Premium
		of	Units/	Assumed		and		Intangible	Assumed	on Assumed
Date	Location	Properties	Beds	Debt(1)	Land	Improvements	FF&E	Assets	Debt	Debt
Managed Senior Living Communities Acquisitions during the year ended December 31, 2014:
December 2014	WI	1	52	$7,000	$188	$5,862	$101	$849	$—	$—
December 2014	WI	1	176	40,430	2,615	34,957	588	2,270	—	—
		2	228	$47,430	$2,803	$40,819	$689	$3,119	$—	$—
Managed Senior Living Communities Acquisitions during the year ended December 31, 2013:
August 2013	GA	1	93	$22,030	$1,548	$18,666	$803	$1,013	$—	$—
October 2013	Various	3	213	29,004	2,242	23,861	612	2,289	—	—
November 2013	WI	1	68	11,965	1,365	9,628	199	773	—	—
		5	374	$62,999	$5,155	$52,155	$1,614	$4,075	$—	$—

(1)

Cash paid plus assumed debt, if any, excludes closing costs. The allocation of the purchase price of our 2014 acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The final amounts allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

See Note 5 for further information regarding the arrangements we have with Five Star regarding the lease, operations and management of our senior living communities.

MOB Acquisitions:

During 2014, we acquired two MOBs (three buildings) with a total of 1,776,277 square feet for total purchase prices of approximately $1,156,963 including the assumption of approximately $15,630 of mortgage debt and excluding closing costs. During 2013, we acquired six MOBs (seven buildings) with a total of 385,171 square feet for total purchase prices of approximately $117,475, excluding closing costs. Details of these acquisitions are as follows:

				Cash Paid				Acquired
		Number		plus		Buildings	Acquired	Real Estate		Premium
		of	Square	Assumed		and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000's)	Debt(1)	Land	Improvements	Leases	Obligations	Debt	Debt
MOB Acquisitions during the year ended December 31, 2014:
April 2014	TX	1	125	$32,932	$3,141	$23,142	$7,672	$10	$15,630	$1,013
May 2014	MA	1	1,651	1,124,031	52,643	786,524	403,349	118,485	—	—
		2	1,776	$1,156,963	$55,784	$809,666	$411,021	$118,495	$15,630	$1,013
MOB Acquisitions during the year ended December 31, 2013:
February 2013	WA	1	145	$38,000	$5,639	$27,213	$6,736	$1,588	$—	$—
March 2013	MS	1	72	14,600	1,269	12,516	1,498	683	—	—
August 2013(2)	MA	1	105	49,500	4,559	44,941	—	—	—	—
December 2013	FL	3	63	15,375	2,432	11,165	1,778	—	—	—
		6	385	$117,475	$13,899	$95,835	$10,012	$2,271	$—	$—

(1)

Cash paid plus assumed debt, if any, excludes closing costs. The allocation of the purchase price of certain of our 2014 acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

(2)	This acquisition is accounted for as an asset purchase.

In January 2015, we acquired 23 MOBs (23 buildings) with approximately 2,200,000 square feet for $539,000, including the assumption of approximately $30,000 of mortgage debt, and excluding closing costs. The 23 properties were purchased from Select Income REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT.

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,466 units located in 16 states for $790,000, excluding closing costs, and including the assumption of approximately $153,000 of mortgage debt with a weighted average interest rate of 4.8%.  Eighteen of the 38 communities, with 1,847 living units, are currently leased to six senior living operators, none of which are currently SNH tenants. The remaining 20 communities, with 1,619 living units, are currently managed by six senior living operators (including one manager who also leases), none of which are currently SNH managers.  The closing of this acquisition is contingent upon closing conditions; accordingly, we can provide no assurance that we will purchase these properties.

In January, June, and October 2014, we sold six properties, including three skilled nursing facilities and three assisted living facilities which were previously classified as held for sale, for combined sales prices of $15,650, excluding closing costs, and recognized an aggregate gain on sale on these properties of approximately $5,452.  Also, in April, June, and September 2014, we sold three MOBs (3 buildings) that were previously included in discontinued operations for combined sales prices of $11,675.  We recognized no gain or loss on any of these three sales. In August and December 2013, we sold three properties, including one skilled nursing facility and two rehabilitation hospitals which were previously classified as held for sale, for combined sales prices of $92,550, excluding closing costs, and recognized an aggregate gain on sale of these properties of approximately $37,392.

In February 2015, we sold one senior living community located in Pennsylvania for a sale price of $250, excluding closing costs.

At December 31, 2014 and 2013, we had recorded intangible lease assets of $577,177, including $47,107 of capitalized above market lease values and $530,070 of the value of in place leases, and $166,247, including $44,279 of capitalized above market lease values and $121,968 of the value of in place leases, and intangible lease liabilities of $138,469 and $22,170, respectively. We recorded intangible lease assets of $414,140 and $17,131 and intangible lease liabilities of $118,495 and $2,271 for properties acquired in 2014 and 2013, respectively. Accumulated amortization of capitalized above market lease values was $22,749 and $16,148 at December 31, 2014 and 2013, respectively. The weighted average remaining amortization period of capitalized above market lease values is approximately 5.3 years. Accumulated amortization of capitalized below market lease values was $15,643 and $9,642 at December 31, 2014 and 2013, respectively. The weighted average amortization period of capitalized below market lease values is approximately 13.4 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $81,640 and $46,605 at December 31, 2014 and 2013, respectively. The weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 12.8 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $39,438 in 2015, $37,037 in 2016, $33,362 in 2017, $28,668 in 2018, $25,802 in 2019 and $185,655, thereafter.

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

As of December 31, 2014, we had four senior living communities with 312 living units and one MOB (four buildings) with 323,541 square feet categorized as properties held for sale. During 2014, we recorded net impairment charges of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their aggregate estimated net sale price. The five properties are included in other assets in our consolidated balance sheets and have a net book value (after impairment) of approximately $3,551 at December 31, 2014. During 2013, we recorded an impairment charge of $1,304 to reduce the carrying value of one of our properties to its estimated net sale price. As of December 31, 2013, we had 10 senior living communities with 744 units and four MOBs ( seven buildings) with 831,499 square feet categorized as properties held for sale, of which six of the senior living communities and three of the MOBs were sold during 2014, as noted above. These properties are included in other assets in our condensed consolidated balance sheets and had a net book value (after impairment) of approximately $27,888 at December 31, 2013. During 2012, we recorded an impairment charge of $3,071 to reduce the carrying value of one of our properties to its estimated net sale price. We decided to sell these properties because of what we believe to be unattractive conditions in the markets in which these properties are located or in which they operate. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of operations and comprehensive income once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. The senior living properties which we are or were offering for sale as of the applicable periods do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing. Summarized income statement information for the four MOBs (seven buildings) that meet the criteria for discontinued operations is included in discontinued operations as follows:

	For the year ended December 31,
	2014	2013	2012
Rental income	$3,949	$9,451	$10,042
Property operating expenses	(2,587)	(3,609)	(3,567)
Depreciation and amortization	—	(799)	(2,414)
Income from discontinued operations	$1,362	$5,043	$4,061

During 2014 and 2013, pursuant to the terms of our existing leases with Five Star, we purchased $25,804 and $27,208, respectively, of improvements made to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,066 and $2,177, respectively.

We committed $13,883 for expenditures related to 750,000 square feet of leases executed during 2014. Committed and unspent tenant related obligations based on executed leases as of December 31, 2014, were $12,444.

Note 4. Shareholders’ Equity

We have common shares available for issuance under the terms of our equity compensation plan, as then in effect, or our Share Award Plan. We awarded 81,700 common shares with an aggregate market value of $1,750,  82,600 common shares with an aggregate market value of $1,888 and 78,492 common shares with an aggregate market value of $1,775 to our officers and certain employees of Reit Management & Research LLC, or RMR, pursuant to our Share Award Plan during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we awarded each of our Trustees 2,500 common shares in 2014 and 2,000 common shares in each of 2013 and 2012 with an aggregate market value of $306  ($61 to each Trustee), $286  ($57 to each Trustee) and $205  ($41 to each Trustee), respectively, pursuant to our Share Award Plan as part of their annual fees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses in our consolidated income statement at the time the awards vest. At December 31, 2014, 2,725,233 of our common shares remain available for issuance under our Share Award Plan.

A summary of shares granted and vested under the terms of our Share Award Plan from January 1, 2012 to December 31, 2014 is as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested shares at December 31, 2011	132,620	$22.86
Shares granted in 2012	87,092	$22.38
Shares vested in 2012	(79,678)	$22.18
Unvested shares at December 31, 2012	140,034	$23.03
Shares granted in 2013	92,075	$23.48
Shares vested in 2013	(81,398)	$23.85
Unvested shares at December 31, 2013	150,711	$23.84
Shares granted in 2014	94,200	$21.83
Shares vested in 2014	(91,433)	$21.87
Unvested shares at December 31, 2014	153,477	$23.39

The 153,477 unvested shares as of December 31, 2014 are scheduled to vest as follows: 59,133 shares in 2015, 46,193 shares in 2016, 31,810 shares in 2017 and 16,340 shares in 2018. As of December 31, 2014, the estimated future compensation for the unvested shares was $3,393 based on the closing share price of $22.11 on December 31, 2014. The weighted average period over which the compensation expense will be recorded is approximately 1.8 years. We recorded share based compensation expense of $1,914 in 2014, $1,961 in 2013 and $1,827 in 2012.

During the year ended December 31, 2014 and the period from January 1, 2015 to February 24, 2015, we issued 123,462 and 25,263, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement.  See Note 5 for further information regarding this agreement.

Our cash distributions to our common shareholders for the years ended December 31, 2014, 2013 and 2012, were $1.56 per share, $1.56 per share and $1.53 per share, respectively. The characterization of the distributions made in 2014, 2013 and 2012 was 54.00%,  66.19% and 62.65% ordinary income, respectively; 46.00%,  21.30% and 37.35% return of capital, respectively; 0%,  3.10% and 0% capital gain, respectively; and 0%,  9.41% and 0% unrecaptured Section 1250 gain, respectively. On January 12, 2015, we declared a quarterly distribution of $0.39 per share, or $79,530, to our common shareholders of record on January 23, 2015, with respect to our operating results for the quarter ended December 31, 2014; we paid this distribution on February 24, 2015, using cash on hand and borrowings under our revolving credit facility.

In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807. In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $261,813. In July 2012, we issued 13,800,000 common shares in a public offering, raising net proceeds of approximately $287,052. In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $660,014, before expenses. We used the net proceeds from these offerings to repay borrowings outstanding under our revolving credit facility and intend to use the remainder for general business purposes, including the partial funding of the pending acquisition of 38 senior living communities described in Note 3.

Note 5. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.snhreit.com.

Five Star:    Five Star was formerly our 100% owned subsidiary. Five Star is our largest tenant, we are Five Star's largest stockholder and Five Star manages certain senior living communities for us. In 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. As of December 31, 2014, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.6% of Five Star's outstanding shares of common stock. One of our Managing Trustees, Mr. Barry Portnoy, is a managing director of Five Star. RMR provides management services to both us and Five Star. Five Star's President and Chief Executive Officer and its Chief Financial Officer and Treasurer are officers of RMR. Accordingly, the transactions between us and Five Star entered after Five Star became a separate public company and that are described herein were approved by our Independent Trustees and Five Star's independent directors who are not trustees or directors of the other company. In order to effect the spin-off of Five Star and to govern relations after the spin-off, Five Star entered into agreements with us and others, including RMR. Since then, Five Star has entered into various leases, management agreements and other agreements with us that include provisions that confirm and modify these undertakings. Among other matters, these agreements provide that:

•

so long as we remain a REIT, Five Star may not waive the share ownership restrictions in its charter on the ability of any person or group to acquire more than 9.8% of any class of Five Star’s equity shares without our consent;

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

As of December 31, 2014, we leased 181 senior living communities to Five Star. Under Five Star's leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us as of December 31, 2014 was $190,663, excluding percentage rent.  We recognized total rental income from Five Star of $196,269,  $203,724 and $200,912 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, our rents receivable from Five Star were $17,310,  $17,960 and $17,680, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met. During the years ended December 31, 2014, 2013 and 2012, pursuant to the terms of our leases with Five Star, we purchased $25,804,  $27,208 and $30,520, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $2,066,  $2,177 and $2,456, respectively.

In December 2013, pursuant to an asset purchase agreement, or Purchase Agreement, we sold two rehabilitation hospitals and certain related assets to certain unrelated parties for a sales price of approximately $90,000, and Five Star transferred the operations of the two hospitals and several in-patient and out-patient clinics affiliated with those hospitals, to those third parties. Each hospital was previously leased by us to Five Star under Lease No. 2 and was operated by Five Star. Pursuant to an amendment to Lease No. 2 that we entered into in September 2013 in connection with our agreement to sell these rehabilitation hospitals and Five Star's agreement to transfer its related hospital operations, Lease No. 2 terminated with respect to the rehabilitation hospitals and the annual rent paid to us by Five Star under Lease No. 2 was reduced by $9,500 upon the closing of the sale of the hospitals. The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between us and Five Star.

In June 2013, we and Five Star agreed to offer for sale 11 senior living communities we lease to Five Star. Five Star's rent payable to us will be reduced if and as these sales occur pursuant to terms set in our leases with Five Star. In August 2013, we sold one of these communities, a skilled nursing facility, or SNF, with 112 living units, for a sales price of $2,550; and, as a result of this sale, Five Star's annual minimum rent payable to us decreased by $255 in accordance with the terms of the applicable lease. In January 2014, we sold one senior living community located in Texas with 36 assisted living units, for a sale price of $2,400; and, as a result of this sale, Five Star's annual minimum rent payable to us decreased by $210 in accordance with the terms of the applicable lease. In June 2014, we sold two senior living communities located in Wisconsin with 156 SNF units for a sale price of $4,500; and, as result of this sale, Five Star’s annual minimum rent payable to us decreased by $452 in accordance with the terms of the applicable lease. In October 2014, we sold a senior living community located in Virginia with 70 assisted living units for a sale price of $2,850; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $285 in accordance with the terms of the applicable lease. Also in October 2014, we sold two senior living communities located in Arizona with 177 units for a sale price of $5,900; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $590 in accordance with the terms of the applicable lease.  In February 2015 we sold a senior living community located in Pennsylvania with 120 units for a sale price of $250; and, as result of this sale, Five Star’s annual minimum rent payable to us decreased by $23 in accordance with the terms of the applicable lease. We can provide no assurance that the remaining three senior living communities that we and Five Star have agreed to offer for sale will be sold, when any sales may occur or what the terms of any sales may provide.

In July 2014, we and Five Star entered into the Fifth Amendment to the Amended and Restated Master Lease Agreement (Lease No. 4) pursuant to which Five Star exercised the first of its existing lease extension options under Lease No. 4, extending the term from April 30, 2017 to April 30, 2032, and we granted Five Star a third option for Five Star to extend the term of Lease No. 4 from May 1, 2047 to April 30, 2062.

As of December 31, 2014, Five Star managed 46 senior living communities for our account. We lease our senior living communities that are managed by Five Star that include assisted living units or skilled nursing facilities to our TRSs, and Five Star manages these communities pursuant to long term management agreements on substantially similar terms. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, 2032, 2033 or 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements provide that we and Five Star each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements, three of which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and the fourth of which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. The management agreements that are included in each of our pooling agreements are on substantially similar terms. Our first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and our second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and Five Star entered into the third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreement for three identified communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units.  The senior living community in New York and one senior living community in California described below that Five Star manages for our account are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star's incentive fees. Under each of the pooling agreements, we have the right, after the period of time specified in the agreement has elapsed and subject to Five Star's cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if we do not receive our minimum return in each of three consecutive years. In addition, under each of the pooling agreements, Five Star has a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by Five Star with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. We incurred management fees of $9,765,  $9,229 and $5,582 for the years ended December 31, 2014, 2013 and 2012, respectively, with respect to the communities Five Star manages. These amounts are included in property operating expenses in our consolidated statements of income and comprehensive income.

In July 2014, we entered into an agreement with Five Star, pursuant to which the management agreement for our assisted living community known as Villa Valencia, which is located in California, was removed from the second AL Pooling Agreement as of July 1, 2014. We expect that the management agreement affecting the Villa Valencia community will not be included in any pooling agreement until after extensive renovations planned at that community are completed.

In July 2014, we entered into an amendment to our management agreements with Five Star that include assisted living communities to (i) extend the term of each of the management agreements between us and Five Star for Villa Valencia and the 19 assisted living communities currently included in the second AL Pooling Agreement from December 31, 2031 to December 31, 2033 and (ii) extend the term of the management agreement between us and Five Star for the senior living community that was then and continues to be included in the third AL Pooling Agreement, from December 31,

2031 to December 31, 2035.  In July 2014, we also entered into an amendment to our management agreements with Five Star that include only independent living communities to extend the term of the management agreements between us and Five Star for two independent living communities from December 31, 2031 to December 31, 2032. All of our management agreements that are currently included in the third AL Pooling Agreement expire on December 31, 2035.

In December 2014, we acquired two senior living communities in Wisconsin for a total of $47,430, excluding closing costs. Five Star manages these communities for our account pursuant to separate long term management agreements for communities that include assisted living units and these management agreements are included in the third AL Pooling Agreement.

We expect that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future on terms similar to those management arrangements we currently have with Five Star, including management agreements for some of the 38 properties we expect to acquire as described above, in the event we are unable to reach mutually acceptable agreements with the current managers of these properties.

We own a senior living community in New York with 310 living units, a portion of which is managed by Five Star pursuant to a long term management agreement with us with respect to the senior living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee payable to Five Star is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable by us to Five Star. This management agreement expires on December 31, 2031. In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the portion of this community that is subject to those requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and our Treasurer and Chief Financial Officer. Five Star manages this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Under the sublease agreement, the annual rent at December 31, 2014 is $3,008 but D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community. In 2014, 2013 and 2012, D&R Yonkers LLC paid $2,949,  $2,863 and $945, respectively, in rent. Our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC, and D&R Yonkers LLC is obligated to repay one of our TRSs only from available revenues generated by the subleased community. Pursuant to the management agreement between D&R Yonkers LLC and Five Star, D&R Yonkers LLC pays Five Star a management fee equal to 3% of the gross revenues realized at that portion of the community and there is no incentive fee payable by D&R Yonkers LLC to Five Star. D&R Yonkers LLC's management agreement with Five Star expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Further, we have entered into an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS's sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star.

As discussed in Note 6, in May 2011, we and Five Star entered into a bridge loan, or the Five Star Bridge Loan, under which we lent to Five Star $80,000 to fund a portion of Five Star's purchase of six senior living communities. In April 2012, Five Star repaid in full the $38,000 principal amount then outstanding under the Five Star Bridge Loan, resulting in the termination of the Five Star Bridge Loan. We recognized interest income from the Five Star Bridge Loan of $314 for the year ended December 31, 2012.

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

RMR:  We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of our MOBs.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, and our President and Chief Operating Officer, Mr. David Hegarty, is a director of RMR. Certain of our Independent Trustees also serve as independent trustees of other companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of all of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as our officers and officers of other companies to which RMR or its affiliates provide management services.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

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

On December 23, 2013, we and RMR amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. Under our business management agreement as so amended and restated:

•	The annual amount of the base management fee to be paid to RMR by us for each applicable period is equal to the lesser of:
•

the sum of (a) 0.5% of the average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

•

the sum of (a) 0.7% of the average closing price per share of our common shares on the New York Stock Exchange, or NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average book value and average historical cost of our real estate investments include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

•

Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully‑vested when issued. The number of our common shares to be issued in payment of the base management fee for each month is equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

•

The incentive management fee which may be earned by RMR for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL REIT Healthcare Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

•

The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee is instead paid in cash. All common shares issued in payment of the incentive management fee shall be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR may, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.

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

The amended and restated terms of our business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

For 2013 and 2012, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the book value of the Transferred Assets, plus (b) 0.7% of the historical cost of our other real estate investments excluding the Transferred Assets, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, for 2013 and 2012, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

Pursuant to our business management agreement with RMR, we recognized business management fees of $30,794,  $27,013 and $25,372 for 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In accordance with the terms of our business management agreement, we issued, in aggregate, 123,462 of our common shares to RMR as payment for a portion of the base business management fee we recognized for 2014.  In March 2013 and 2012, we issued 21,968 and 20,462 of our common shares to RMR for the incentive fees for 2012 and 2011, respectively, pursuant to our business management agreement. No incentive fee was payable to RMR under our business management agreement for 2014 or 2013.

Our property management agreement with RMR provides for management fees for our MOB properties equal to 3.0% of gross rents and construction supervision fees on those properties equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $8,259,  $6,568 and $5,791 for 2014, 2013 and 2012, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $262,  $201 and $193 for 2014, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

The current terms of both our business management agreement with RMR and our property management agreement with RMR end on December 31, 2015 and automatically renew for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement, which were approved by our Compensation Committee, comprised solely of our Independent Trustees.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to these amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  Both prior to and after giving effect to these amendments, we have the right to terminate the agreements upon 60 days’ written notice, subject to approval by a majority vote of our Independent Trustees.  As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we are obligated to pay RMR a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.  The amendments provide for certain proportional adjustments to the termination fees if we merge with another real estate investment trust to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.  Both the business management agreement with RMR and the property management agreement with RMR include arbitration provisions for the resolution of disputes.

Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

RMR also leased from us approximately 4,100 square feet of office space for one of its regional offices until that lease was terminated in December 2012. We earned approximately $186 in rental income from RMR in 2012.

Under our Share Award Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 81,700 restricted shares with an aggregate value of $1,750,  82,600 restricted shares with an aggregate value of $1,888 and 78,492 restricted shares with an aggregate value of $1,775 to such persons in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees payable to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under our Share Award Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including Five Star, in their capacities as officers of RMR.

SIR:    On January 29, 2015, we acquired from SIR, entities owning 23 MOBs that SIR acquired when its subsidiary merged with CCIT for approximately $539,000, including the assumption of approximately $30,000 of mortgage debt pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 30, 2014, or the Purchase Agreement, with SC Merger Sub LLC, a wholly owned subsidiary of SIR. We classify these healthcare properties as properties leased to MOBs.  They contain approximately 2,200,000 square feet and are located in 12 states. The Purchase Agreement includes arbitration provisions for the resolution of disputes.

One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of SIR and of Government Properties Income Trust, or GOV, that is SIR's largest shareholder.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and a managing trustee of both SIR and GOV.  Two of our Independent Trustees also serve as independent trustees of GOV and one of our Independent Trustees also serves as an independent trustee of SIR.  Concurrently with SIR’s entering the merger agreement for the acquisition of CCIT, GOV, RMR and Messrs. Barry Portnoy and Adam Portnoy entered into voting agreements with CCIT and American Realty Capital Properties, Inc., the parent of the advisor of CCIT, or ARCP, pursuant to which they agreed, upon and subject to the terms and conditions of such agreements, to vote all common shares of SIR beneficially owned by them in favor of the issuance of additional common shares of SIR to CCIT stockholders pursuant to the Merger Agreement.  These voting agreements also contain standstill provisions pursuant to which ARCP has agreed, among other things, not to make unsolicited proposals to acquire us, SIR or GOV for a period of 36 months.

AIC:  We, RMR, Five Star, and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six AIC shareholders each owns approximately 14.3% of AIC.  As of December 31, 2014, we have invested $6,034 in AIC since its formation in 2008.

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

In 2012 and 2013, we and the other shareholders of AIC purchased a one year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $4,748 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premium for this property insurance was $4,748 and $4,438 in 2013 and 2012, respectively, before adjustments made for acquisitions or dispositions we made during that period. In June 2014, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a one year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $3,118 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,827,  $5,913 and $5,629 as of December 31, 2014, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $87,  $334 and $316 related to our investment in AIC for 2014, 2013 and 2012, respectively.

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

Directors’ and Officers’ Liability Insurance:  In July 2013, we, RMR, Five Star, and four other companies to which RMR then provided management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $343 for these policies. In June 2014, we, RMR, Five Star and three other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period. We paid aggregate premiums of approximately $51 for these extensions.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with Five Star, RMR and four other companies to which RMR provides management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $685.

Note 6. Loan Receivable

In May 2011, we and Five Star entered into the Five Star Bridge Loan under which we agreed to lend Five Star up to $80,000 to fund a portion of Five Star’s purchase of a portfolio of six senior living communities. By September 30, 2011, Five Star had completed its acquisition of these communities and had borrowed all $80,000 of this Five Star Bridge Loan. By December 31, 2011, Five Star had repaid $42,000 of those borrowings. In April 2012, Five Star paid the remaining balance of $38,000, resulting in the termination of this Five Star Bridge Loan. The Five Star Bridge Loan was secured by mortgages on three of the senior living communities that Five Star acquired and on four other senior living communities owned by Five Star. The Five Star Bridge Loan bore interest at a rate equal to the annual rates of interest applicable to our borrowings under our revolving credit facility, plus 1%. We recognized interest income from this Five Star Bridge Loan of $314 for the year ended December 31, 2012, which is included in interest and other income in our consolidated statements of income and comprehensive income.

Note 7. Indebtedness

Our principal debt obligations at December 31, 2014 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) six public issuances of unsecured senior notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (d) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (3) our $350,000 principal amount term loan; and (4) $611,369 aggregate principal amount of mortgages secured by 45 of our properties (47 buildings) with maturity dates from 2015 to 2043.  The 45 mortgaged properties had a carrying value of $816,065 at December 31, 2014. We also have two properties subject to capital leases totaling $12,770 at December 31, 2014; these two properties had a carrying value of $18,237 at December 31, 2014.

As of December 31, 2014, we have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. In September 2013, we amended the agreement governing our unsecured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment the stated maturity date of the revolving credit facility was extended from June 24, 2015 to January 15, 2018. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year. The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity. The $750,000 maximum amount of our revolving credit facility remained unchanged by the amendment. The revolving credit facility agreement continues to include a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. Under this amendment, the interest rate payable on borrowings under the revolving credit facility agreement was reduced from LIBOR plus a premium of 160 basis points to LIBOR plus a premium of 130 basis points, and the facility fee was reduced from 35 basis points to 30 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As a result of the amendment, we recognized a loss on early extinguishment of debt of $538 for the year ended December 31, 2013. As of December 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.4% and the weighted average interest rate for borrowings under our revolving credit facility was 1.4% and 1.6%, and 1.8% for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and February 26, 2015, we had $80,000 and no amounts, respectively, outstanding under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $3,094,  $3,781 and $5,733 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On May 30, 2014, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $350,000 unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility, to repay mortgage notes and for general business purposes. As of December 31, 2014, the interest rate payable for amounts outstanding under our term loan was 1.6%.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.6% for the year ended December 31, 2014. We incurred interest expense and other associated costs related to our term loan of $3,263 for the year ended December 31, 2014.

Our public debt indenture and its supplements, our credit facility agreement and our term loan agreement contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our public debt indenture and its supplements, our credit facility agreement and our term loan agreement at December 31, 2014.

In connection with the acquisitions discussed in Note 3 above, during the year ended December 31, 2014, we assumed $15,630 of mortgage debt, which was recorded at a fair value of $16,643. This mortgage has a contractual interest rate of 6.28% and matures in July 2022. We recorded the assumed mortgage at its fair value, which exceeded its outstanding principal balance by $1,013. We determined the fair value of the assumed mortgage using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In June 2014, we repaid at maturity mortgage notes that encumbered two of our properties that had an aggregate principal balance of $35,807 and a weighted average interest rate of 5.8%. In October 2014, we prepaid at par our $14,700 loan incurred in connection with certain revenue bonds scheduled to mature on December 1, 2027. That loan had an interest rate of 5.875%.  Also in October 2014, we prepaid a mortgage note scheduled to mature in May 2015 that encumbered one of our properties that had a principal balance of $11,900 and an interest rate of 6.25%. In December 2014, we prepaid a mortgage note scheduled to mature in July 2015 that encumbered one of our properties that had a principal balance of $11,308 and an interest rate of 6.37%.  As a result, we recognized losses on early extinguishment of debt of $12 for the year ended December 31, 2014. Also, in February 2015, we repaid a mortgage note for approximately $29,227 that had a maturity date in March 2015 with an interest rate of 6.02% encumbering one of our properties.

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

At December 31, 2014 and 2013, our additional outstanding debt consisted of the following:

			December 31, 2014		December 31, 2013
			Face	Unamortized	Face	Unamortized
Unsecured Debt	Coupon	Maturity	Amount	Discount	Amount	Discount
Senior notes	4.300%	2016	$250,000	$551	$250,000	$1,085
Senior notes	3.250%	2019	400,000	256	—	—
Senior notes	6.750%	2020	200,000	1,133	200,000	1,348
Senior notes	6.750%	2021	300,000	3,696	300,000	4,230
Senior notes	4.750%	2024	250,000	737	—	—
Senior notes	5.625%	2042	350,000	—	350,000	—
Total unsecured debt			$1,750,000	$6,373	$1,100,000	$6,663

	Principal Balance as of				Number of	Initial	Net Book Value of
	December 31,		Interest		Properties as	Cost of	Collateral
Secured and Other Debt	2014(1)	2013(1)	Rate	Maturity	Collateral	Collateral	2014	2013
Mortgages(2)	$—	$36,145	5.83%	Jun 14	—	$79,000	$—	$77,799
Mortgage (3)	29,362	30,177	6.015%	Mar 15	1	99,000	94,245	96,354
Mortgage(2)	—	12,093	6.25%	May 15	—	22,350	—	22,033
Mortgage	4,914	5,020	5.65%	Jun 15	1	22,143	20,511	20,965
Mortgage(2)	—	11,465	6.37%	Jul 15	—	14,849	—	14,197
Mortgage	12,479	12,773	5.66%	Jul 15	3	26,606	24,948	25,457
Mortgages	2,728	2,805	5.88%	Jul 15	1	15,397	13,991	14,384
Mortgage	6,353	6,579	5.81%	Oct 15	1	9,650	9,927	9,474
Mortgage	4,403	4,502	5.81%	Oct 15	1	8,600	8,211	8,168
Mortgage	52,000	52,000	5.64%	Jan 16	1	70,495	64,175	64,904
Mortgages	6,243	6,363	5.97%	Apr 16	1	10,272	9,552	9,811
Mortgage	85,085	87,928	5.92%	Nov 16	2	157,500	150,036	151,928
Mortgage	12,184	12,366	6.25%	Nov 16	1	22,102	21,255	21,672
Mortgage	5,625	5,720	5.86%	Mar 17	1	11,280	11,004	11,292
Mortgage	44,687	45,753	6.54%	May 17	8	62,500	53,878	54,702
Mortgages	11,059	11,245	6.15%	Aug 17	1	16,400	14,846	15,180
Mortgage	9,195	9,425	6.73%	Apr 18	1	15,100	11,103	11,299
Mortgage	288,519	292,611	6.71%	Sep 19	17	617,161	245,593	252,404
Mortgage(4)	2,723	3,007	7.31%	Jan 22	1	18,827	16,136	16,478
Mortgage(4)	1,345	1,482	7.85%	Jan 22	—	—	—	—
Mortgage	15,318	—	6.28%	Jul 22	1	32,658	25,848	—
Mortgage	3,348	3,444	6.25%	Feb 33	—	5,200	4,483	4,588
Mortgage	9,205	9,353	5.95%	Aug 37	1	11,425	8,865	9,080
Mortgage	4,594	4,672	4.375%	Sep 43	1	8,059	7,459	7,632
Bonds(2)	—	14,700	5.875%	Dec 27	—	34,307	—	25,619
Capital Leases	12,770	13,314	7.70%	Apr 26	2	28,601	18,237	18,627
Total secured	$624,139	$694,942			47	$1,419,482	$834,302	$964,047

(1)

The principal balances are the amounts stated in the contracts. In accordance with U.S. generally accepted accounting principles, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2014 and 2013, the unamortized net premiums on certain of these mortgages were $2,937 and $4,485, respectively.

(2)	In 2014 we repaid this debt.

(3)	In 2015 we repaid this debt.
(4)	These two mortgages are collateralized by one MOB property acquired in July 2008.

We include amortization of capital lease assets in depreciation expense. Assets encumbered by capital leases had a net book value of $18,237 and $18,627 at December 31, 2014 and 2013, respectively.

Interest on our unsecured senior notes and our bonds is payable semi‑annually in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly.

Required principal payments on our outstanding debt as of December 31, 2014, are as follows:

2015	$71,541
2016	410,660
2017	65,941
2018	96,197
2019	671,757
Thereafter	1,488,043

Note 8. Fair Value of Assets and Liabilities

The following table presents certain of our assets that are measured at fair value on a recurring and non recurring basis at December 31, 2014 categorized by the level of inputs used in the valuation of each asset or liability.

				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Assets held for sale(1)	$3,395	$—	$3,395	$—
Investments in available for sale securities(2)	$23,993	$23,993	$—	$—

(1)

Assets held for sale consist of 5 of our properties (8 buildings) that we expect to sell that are reported at fair value less costs to sell. We used offers to purchase these properties made by third parties or comparable sales transactions (Level 2 inputs) to determine the fair values of these properties. We have recorded cumulative impairments of approximately $17,753 to these properties in order to reduce their book value to fair value.

(2)

Our investments in available for sale securities include our 250,000 common shares of EQC and 4,235,000 common shares of Five Star. The fair values of these shares are based on quoted prices at December 31, 2014 in active markets (Level 1 inputs).

We estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding six issuances of senior notes (Level 1 inputs) on or about December 31, 2014. The fair values of these senior note obligations exceed their book values of $1,743,628 by $97,332 because these notes were trading at a premium to their face amounts.

We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). The fair value of our secured debt exceeds its book value of $611,369 by $67,138. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, other unsecured debt and other liabilities. The fair values of these additional financial instruments approximate their carrying values at December 31, 2014 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 9. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessee as of and for the years ended December 31, 2014 and 2013:

	At		At
	December 31, 2014		December 31, 2013
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,125,517	34%	$2,099,713	40%
All others	4,113,094	66%	3,163,912	60%
	$6,238,611	100%	$5,263,625	100%

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Rental income	% of Total	Rental income	% of Total
Five Star	$196,269	37%	$203,719	44%
All others	330,434	63%	255,661	56%
	$526,703	100%	$459,380	100%

(1)	Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation. Excludes properties classified as held for sale.

As discussed above, Five Star is our former subsidiary. At December 31, 2014, rental income from Five Star represented 37% of our annualized rental income and the properties Five Star leases from us represented 34% of our investments, at cost, as of December 31, 2014. As of December 31, 2014, Five Star also managed a portfolio of 46 senior living communities for our account.

See Note 5 for further information relating to our leases and management arrangements with Five Star.

Note 10. Segment Reporting

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that we lease to operators who provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities and assisted living communities and SNFs. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The “All Other” category in the following table includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Year Ended December 31, 2014
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$230,718	$—	$278,041	$17,944	$526,703
Residents fees and services	—	318,184	—	—	318,184
Total revenues	230,718	318,184	278,041	17,944	844,887
Expenses:
Property operating expenses	—	245,093	79,471	—	324,564
Depreciation	61,825	32,462	87,312	3,792	185,391
General and administrative	—	—	—	38,946	38,946
Acquisition related costs	—	—	—	4,607	4,607
Impairment of assets	(10)	—	—	—	(10)
Total expenses	61,815	277,555	166,783	47,345	553,498
Operating income (loss)	168,903	40,629	111,258	(29,401)	291,389
Interest and other income	—	—	—	425	425
Interest expense	(25,473)	(10,599)	(5,844)	(93,198)	(135,114)
Gain (loss) on early extinguishment of debt	128	(140)	—	—	(12)
Income (loss) before income tax expense and equity in earnings of an investee	143,558	29,890	105,414	(122,174)	156,688
Income tax expense	—	—	—	(576)	(576)
Equity in earnings of an investee	—	—	—	87	87
Income (loss) from continuing operations	143,558	29,890	105,414	(122,663)	156,199
Discontinued Operations:
Income from discontinued operations	—	—	1,362	—	1,362
Impairment of assets from discontinued operations	—	—	(4,377)	—	(4,377)
Income before gain on sale of properties	143,558	29,890	102,399	(122,663)	153,184
Gain on sale of properties	5,453	—	—	—	5,453
Net income (loss)	$149,011	$29,890	$102,399	$(122,663)	$158,637
Total assets	$1,777,684	$961,618	$2,922,623	$306,344	$5,968,269

	For the Year Ended December 31, 2013
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$237,209	$—	$204,594	$17,577	$459,380
Residents fees and services	—	302,058	—	—	302,058
Total revenues	237,209	302,058	204,594	17,577	761,438
Expenses:
Property operating expenses	—	233,711	66,167	—	299,878
Depreciation	66,854	28,972	53,408	3,792	153,026
General and administrative	—	—	—	32,657	32,657
Acquisition related costs	—	—	—	3,378	3,378
Impairment of assets	6,685	—	—	1,304	7,989
Total expenses	73,539	262,683	119,575	41,131	496,928
Operating income (loss)	163,670	39,375	85,019	(23,554)	264,510
Interest and other income	—	—	—	711	711
Interest expense	(26,501)	(12,217)	(5,466)	(73,635)	(117,819)
Loss on early extinguishment of debt	—	—	—	(797)	(797)
Income (loss) before income tax expense and equity in earnings of an investee	137,169	27,158	79,553	(97,275)	146,605
Income tax expense	—	—	—	(600)	(600)
Equity in earnings of an investee	—	—	—	334	334
Income (loss) from continuing operations	137,169	27,158	79,553	(97,541)	146,339
Discontinued Operations:
Income from discontinued operations	—	—	5,043	—	5,043
Impairment of assets from discontinued operations	—	—	(37,610)	—	(37,610)
Income before loss on sale of properties	137,169	27,158	46,986	(97,541)	113,772
Gain on sale of properties	37,392	—	—	—	37,392
Net income (loss)	$174,561	$27,158	$46,986	$(97,541)	$151,164
Total assets	$1,778,591	$979,152	$1,727,497	$279,426	$4,764,666

	For the Year Ended December 31, 2012
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$246,948	$—	$186,065	$17,756	$450,769
Residents fees and services	—	184,031	—	—	184,031
Total revenues	246,948	184,031	186,065	17,756	634,800
Expenses:
Property operating expenses	—	138,819	58,877	—	197,696
Depreciation	68,419	19,437	47,394	3,792	139,042
General and administrative	—	—	—	31,517	31,517
Acquisition related costs	—	—	—	9,394	9,394
Impairment of assets	—	—	3,071	—	3,071
Total expenses	68,419	158,256	109,342	44,703	380,720
Operating income (loss)	178,529	25,775	76,723	(26,947)	254,080
Interest and other income	—	—	—	1,117	1,117
Interest expense	(35,530)	(11,769)	(3,255)	(66,686)	(117,240)
Loss on early extinguishment of debt	—	—	—	(6,349)	(6,349)
Gain on lease terminations	375	—	—	—	375
Income (loss) before income tax expense and equity in earnings of an investee	143,374	14,006	73,468	(98,865)	131,983
Income tax expense	—	—	—	(375)	(375)
Equity in earnings of an investee	—	—	—	316	316
Income (loss) from continuing operations	143,374	14,006	73,468	(98,924)	131,924
Discontinued Operations:
Income from discontinued operations	—	—	4,061	—	4,061
Income before gain on sale of properties	143,374	14,006	77,529	(98,924)	135,985
Loss on sale of properties	—	—	(101)	—	(101)
Net income (loss)	$143,374	$14,006	$77,428	$(98,924)	$135,884
Total assets	$1,817,253	$949,974	$1,684,434	$296,341	$4,748,002

Note 11. Income Taxes

Our provision for income taxes consists of the following:

	For the year ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	576	600	375
	576	600	375
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$576	$600	$375

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2014	2013	2012
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.3%	0.4%	0.3%
Change in valuation allowance	6.39%	3.49%	2.4%
Other differences, net	(6.39)%	(3.49)%	(2.4)%
Effective tax rate	0.3%	0.4%	0.3%

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

	For the year ended December 31,
	2014	2013
Deferred tax assets:
Deferred income	$2,724	$2,655

Other	206	332
Tax loss carryforwards	17,266	7,373
	20,196	10,360
Valuation allowance	(20,196)	(10,203)
	—	157
Deferred tax liabilities:
Depreciable assets	—	(157)
	—	—
Net deferred income taxes	$—	$—

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheets.

Because of our TRSs’ short operating history and history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2014 and 2013. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of operations. As of December 31, 2014, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $43,710, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2009 may be open to examination in some of the income tax jurisdictions in which we operate.

Note 12. Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the computation of basic and diluted EPS. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities and are included in our computation of basic and diluted EPS using the two-class method. Other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, restricted shares, and the related impact on earnings, are considered when calculating diluted EPS (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares for basic earnings per share	198,868	187,271	169,508
Effect of dilutive securities: restricted share awards	26	143	163
Weighted average common shares for diluted earnings per share	198,894	187,414	169,671

We had no anti-dilutive common share equivalents outstanding for the years ended December 31, 2014, 2013 and 2012.

Note 13. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$191,497	$206,708	$216,873	$229,809
Net income	38,580	37,659	37,112	45,288
Per share data (basic and diluted):
Net income	$0.21	$0.19	$0.18	$0.22
Common distributions declared(1)	$0.39	$0.39	$0.39	$0.39

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$186,909	$186,928	$187,265	$200,336
Net income (2)	35,235	5,598	38,125	72,206
Per share data (basic and diluted):
Net income	$0.19	$0.03	$0.20	$0.38
Common distributions declared(1)	$0.39	$0.39	$0.39	$0.39

(1)	Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.
(2)	In the second quarter, we recorded impairment charges of $32,267. On December 31, 2013, we sold our two rehabilitation hospitals for a gain of $36,251.

Note 14. Pro Forma Information (unaudited)

During 2014, we purchased two senior living communities and two MOBs (three buildings), one of which was newly constructed in December 2013, for $1,204,393. We also assumed $15,630 of mortgage debt at a weighted average interest rate of 6.28% related to one of our 2014 acquisitions. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807.  Also in April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889. In May 2014, we entered into a $350,000 term loan agreement, which bears interest at a rate of LIBOR plus a premium of 140 basis points.

During 2013, we purchased six senior living communities and six MOBs (seven buildings) for $202,824 and assumed $12,266 of mortgage debt at a weighted average interest rate of 6.25% related to certain of our 2013 acquisitions. In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $261,813.

The following table presents our pro forma results of operations for the years ended December 31, 2014 and 2013 as if the acquisition of the 23 MOBs described in Note 3 and all of the 2013 and 2014 acquisitions, except for the newly constructed MOB, described in the two preceding paragraphs had occurred on January 1, 2013. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property sales or investments, changes in interest rates and changes in our equity or debt structure.

	For the Year Ended
	December 31,
	2014	2013
Total revenues	$925,091	$827,801
Net income	$173,622	$137,369
Per common share data (basic and diluted):
Net income	$0.85	$0.68

During the year ended December 31, 2014, we recognized revenues of $68,181, property operating expenses of $14,826 and interest expense of $631 arising from our acquisitions completed in 2014. During the year ended December 31, 2013, we recognized revenues of $12,306, property operating expenses of $4,057 and interest expense of $368 arising from our acquisitions completed in 2013.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2184 Parkway Lake Drive	Birmingham	AL	-	580	5,980	2,016	-	580	7,996	8,576	1,005	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	-	600	7,574	903	-	600	8,477	9,077	1,311	8/1/2008	2000
2021 Dahike Drive, NE	Cullman	AL	-	287	3,415	289	-	287	3,704	3,991	1,087	11/19/2004	1998
49 Hughes Road	Madison	AL	-	334	3,981	429	-	334	4,410	4,744	1,247	11/19/2004	1998
200 Terrace Lane	Priceville	AL	-	1,300	9,447	156	-	1,300	9,603	10,903	782	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	-	394	4,684	462	-	394	5,146	5,540	1,428	11/19/2004	1998
13840 North Desert Harbor Drive	Peoria	AZ	-	2,687	15,843	3,542	-	2,687	19,385	22,072	7,148	1/11/2002	1990
11209 N. Tatum Boulevard	Phoenix	AZ	-	1,380	6,349	658	-	1,380	7,007	8,387	674	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	-	3,820	6,666	-	-	3,820	6,666	10,486	667	12/22/2010	1982
6001 E. Thomas Road	Scottsdale	AZ	-	941	8,807	1,066	-	941	9,873	10,814	4,712	5/16/1994	1990
7090 East Mescal Street	Scottsdale	AZ	-	2,315	13,650	5,172	-	2,315	18,822	21,137	6,206	1/11/2002	1984
17225 Boswell Blvd.	Sun City	AZ	-	1,189	10,569	879	-	1,189	11,448	12,637	5,572	6/17/1994	1990
14001 W. Meeker Boulevard	Sun City West	AZ	-	395	3,307	0	-	395	3,307	3,702	1,115	2/28/2003	1998
2500 North Rosemont Boulevard	Tucson	AZ	-	4,429	26,119	4,287	-	4,429	30,406	34,835	11,180	1/11/2002	1989
710 N. Euclid	Anaheim	CA	-	2,850	6,964	737	-	2,891	7,660	10,551	1,239	7/9/2008	1992
1350 S. El Camino Real	Encinitas	CA	-	1,510	18,042	377	-	1,510	18,419	19,929	3,141	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	-	3,200	10,177	227	-	3,200	10,404	13,604	827	9/30/2011	1990
47211/47215 Lakeview Boulevard	Fremont	CA	-	3,750	12,656	142	-	3,750	12,798	16,548	1,028	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	-	4,580	10,370	852	-	4,580	11,222	15,802	892	9/30/2011	1991 / 2012
577 South Peach Street	Fresno	CA	-	738	2,577	188	-	738	2,765	3,503	1,741	12/28/1990	1963 / 1985
6075 N. Marks Avenue	Fresno	CA	-	880	12,751	322	-	880	13,073	13,953	2,205	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	-	3,172	28,184	1,911	-	3,172	30,095	33,267	14,688	9/9/1994	1975 / 1991
1642 West Avenue J	Lancaster	CA	-	601	1,859	3,071	-	601	4,930	5,531	2,313	12/28/1990	1969 / 1994
8631 West 3rd Street	Los Angeles	CA	-	24,640	88,277	3,345	-	24,640	91,622	116,262	9,320	11/22/2010	1978
8635 West 3rd Street	Los Angeles	CA	-	24,640	90,352	3,454	-	24,640	93,806	118,446	9,540	11/22/2010	1978
1319 Brookside Avenue	Redlands	CA	-	1,770	9,982	255	-	1,770	10,237	12,007	1,725	3/31/2008	1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
110 Sterling Court	Roseville	CA	-	1,620	10,262	351	-	1,620	10,613	12,233	1,785	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	-	1,250	9,069	686	-	1,250	9,755	11,005	2,294	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	-	9,142	53,904	10,688	-	9,142	64,592	73,734	23,320	1/11/2002	1987 / 1990
3030 Science Park	San Diego	CA	-	2,466	46,473	-	-	2,466	46,473	48,939	6,293	8/6/2009	1986 / 2006
3040 Science Park	San Diego	CA	-	1,225	23,077	-	-	1,225	23,077	24,302	3,125	8/6/2009	1986 / 2006
3050 Science Park	San Diego	CA	-	1,508	28,753	-	-	1,508	28,753	30,261	3,894	8/6/2009	1986 / 2006
3530 Deer Park Drive	Stockton	CA	-	670	14,419	366	-	670	14,785	15,455	2,495	3/31/2008	1999
537 E. Fulton Street	Stockton	CA	-	382	2,750	917	-	382	3,667	4,049	2,024	6/30/1992	1968
877 East March Lane (4)	Stockton	CA	7,411	1,176	11,171	5,498	-	1,176	16,669	17,845	5,036	9/30/2003	1988
93 W Avenida de Los Arboles	Thousand Oaks	CA	-	622	2,522	2,468	-	622	4,990	5,612	2,520	12/28/1990	1965 / 1970
6835 Hazeltine Street	Van Nuys	CA	-	718	378	785	-	718	1,163	1,881	637	12/28/1990	1969 / 1984
1866 San Miguel Drive	Walnut Creek	CA	-	2,010	9,290	2,601	-	3,360	10,541	13,901	870	12/1/2011	1996
515 Fairview	Canon City	CO	-	292	6,228	1,066	(3,512)	292	3,782	4,074	1,561	9/26/1997	1970 / 1984
110 West Van Buren	Colorado Springs	CO	-	245	5,236	1,687	(3,031)	245	3,892	4,137	1,541	9/26/1997	1972 / 1996
3920 East San Miguel Street	Colorado Springs	CO	-	1,380	8,894	279	-	1,380	9,173	10,553	619	7/31/2012	1977
2050 South Main	Delta	CO	-	167	3,570	763	-	167	4,333	4,500	1,977	9/26/1997	1963 / 1978
2501 Little Bookcliff Drive	Grand Junction	CO	-	204	3,875	1,441	-	204	5,316	5,520	2,853	12/30/1993	1968 / 1986
2825 Patterson Road	Grand Junction	CO	-	173	2,583	2,124	-	173	4,707	4,880	2,552	12/30/1993	1978 / 1995
1599 Ingalls Street	Lakewood	CO	-	232	3,766	3,124	-	232	6,890	7,122	3,542	12/28/1990	1972 / 1985
5555 South Elati Street	Littleton	CO	-	185	5,043	2,368	-	185	7,411	7,596	4,123	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	-	400	3,507	-	-	400	3,507	3,907	1,181	2/28/2003	1998
9005 / 9025 Grant Street	Thornton	CO	-	961	10,867	23	-	982	10,869	11,851	544	12/28/2012	2001
9005 / 9025 Grant Street	Thornton	CO	-	475	909	123	-	475	1,032	1,507	49	12/28/2012	1987 / 2004
7809 W. 38th Avenue	Wheat Ridge	CO	-	470	3,373	-	-	470	3,373	3,843	401	4/1/2010	2005
40 Sebethe Drive	Cromwell	CT	-	570	5,304	942	-	570	6,246	6,816	611	12/22/2010	1998
866 North Main Street	Wallingford	CT	-	430	3,136	510	-	430	3,646	4,076	376	12/22/2010	1984

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1145 19th Street	Washington	DC	-	13,600	24,880	2,917	-	13,600	27,797	41,397	3,927	5/20/2009	1976
2141 K Street	Washington	DC	-	13,700	8,400	2,142	-	13,700	10,542	24,242	1,460	12/22/2008	1966
255 Possum Park Road	Newark	DE	-	2,010	11,852	2,893	-	2,010	14,745	16,755	5,304	1/11/2002	1982
4175 Ogletown Road / 501 South Harmony Road	Newark	DE	-	1,500	19,447	993	-	1,500	20,440	21,940	3,410	3/31/2008	1998
1212 Foulk Road (4)	Wilmington	DE	7,202	1,179	6,950	1,345	-	1,179	8,295	9,474	3,294	1/11/2002	1974 / 1998
1912 Marsh Road	Wilmington	DE	-	4,365	25,739	2,516	-	4,365	28,255	32,620	10,186	1/11/2002	1988 / 1998
2723 Shipley Road	Wilmington	DE	-	869	5,126	3,606	-	869	8,732	9,601	3,203	1/11/2002	1989
407 Foulk Road	Wilmington	DE	-	38	227	1,216	-	38	1,443	1,481	461	1/11/2002	1965
13545 Progress Boulevard	Alachua	FL	-	512	4,935	-	-	512	4,935	5,447	442	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	-	512	4,941	-	-	512	4,941	5,453	443	6/6/2011	2009
13709 Progress Boulevard	Alachua	FL	-	1,080	1,675	203	-	1,080	1,878	2,958	156	6/6/2011	1985
13859 Progress Boulevard (4)	Alachua	FL	3,348	570	4,276	4	-	570	4,280	4,850	367	7/26/2011	2007
Progress Center—Lot 1 Property	Alachua	FL	-	165	-	-	-	165	-	165	-	6/6/2011	N/A
Progress Center—Lot 4 Property	Alachua	FL	-	331	-	-	-	331	-	331	-	6/6/2011	N/A
Progress Vacant Land (47 acres)	Alachua	FL	-	4,000	-	-	-	4,000	-	4,000	-	8/30/2011	N/A
22601 Camino Del Mar	Boca Raton	FL	-	3,200	46,800	1,777	-	3,200	48,577	51,777	4,291	12/15/2011	1990
6343 Via de Sonrisa del Sur	Boca Raton	FL	-	4,166	39,633	729	-	4,166	40,362	44,528	20,809	5/20/1994	1994 / 1999
1325 S. Congress Avenue	Boynton Beach	FL	-	1,620	5,341	33	-	1,620	5,374	6,994	329	7/27/2012	1985 / 2009
1425 Congress Avenue	Boynton Beach	FL	-	2,390	14,768	1,306	-	2,390	16,074	18,464	1,509	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	-	400	2,907	-	-	400	2,907	3,307	982	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	-	3,410	20,104	23,072	-	3,410	43,176	46,586	11,402	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	-	1,690	14,972	8,695	-	1,690	23,667	25,357	8,587	5/16/1994	1986
3001 Deer Creek Boulevard	Deerfield Beach	FL	-	3,196	18,848	15,265	-	3,196	34,113	37,309	10,016	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	-	369	2,174	2,368	-	369	4,542	4,911	1,340	1/11/2002	1990
2525 East First Street	Fort Myers	FL	-	2,385	21,137	2,461	-	2,525	23,458	25,983	11,304	8/16/1994	1984 / 1987
1825 Ridgewood Avenue (4)	Holly Hill	FL	12,184	900	21,202	1,343	-	900	22,545	23,445	2,190	7/22/2011	1926/2006 / 2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2480 North Park Road	Hollywood	FL	-	4,500	40,500	10,355	-	4,500	50,855	55,355	4,010	12/15/2011	1986
8901 Tamiami Trail E.	Naples	FL	-	3,200	2,898	12,403	-	3,200	15,301	18,501	3,048	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	-	977	3,926	-	-	977	3,926	4,903	98	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	-	488	2,617	-	-	488	2,617	3,105	65	12/18/2013	2003
1825 N. Mills Avenue, Orlando	Orlando	FL	-	519	1,799	342	-	519	2,141	2,660	309	12/22/2008	1997
1911 N. Mills Avenue, Orlando	Orlando	FL	-	1,946	7,197	658	-	1,946	7,855	9,801	1,176	12/22/2008	1997
1925 N. Mills Avenue, Orlando	Orlando	FL	-	135	532	49	-	135	581	716	83	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	-	967	4,362	-	-	967	4,362	5,329	109	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	-	3,379	29,945	1,891	-	3,379	31,836	35,215	15,953	5/16/1994	1992
900 West Lake Road (4)	Palm Harbor	FL	23,032	3,449	20,336	6,217	-	3,449	26,553	30,002	9,271	1/11/2002	1989 / 1999
8500 West Sunrise Boulevard	Plantation	FL	-	4,700	24,300	2,224	-	4,700	26,524	31,224	2,739	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	-	2,500	15,500	1,815	-	2,500	17,315	19,815	1,752	12/15/2011	1991
2701 North Course Dr.	Pompano Beach	FL	-	7,700	2,127	34,558	-	7,700	36,685	44,385	7,562	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	-	400	11,934	902	-	400	12,836	13,236	1,277	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	-	1,242	11,009	729	-	1,242	11,738	12,980	5,864	5/20/1994	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	-	890	9,345	494	-	890	9,839	10,729	982	7/22/2011	2007
900 South Harbour Island Blvd.	Tampa	FL	-	4,850	6,349	7	-	4,850	6,356	11,206	1,145	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	-	2,061	12,153	9,383	-	2,061	21,536	23,597	7,051	1/11/2002	1988
855 North Point Pkwy	Alpharetta	GA	-	5,390	26,712	-	-	5,390	26,712	32,102	4,257	8/21/2008	2006
1291 Cedar Shoals Drive	Athens	GA	-	337	4,006	407	-	337	4,413	4,750	1,231	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	-	5,800	9,305	3	-	5,800	9,308	15,108	1,658	11/30/2007	1978
59 Executive Park South	Atlanta	GA	-	4,980	11,266	586	-	4,980	11,852	16,832	1,187	1/26/2011	2002 / 2002
240 Marietta Highway	Canton	GA	-	806	8,555	620	-	806	9,175	9,981	321	10/1/2013	1998/2008 / 2008
4500 South Stadium Drive	Columbus	GA	-	294	3,505	143	-	294	3,648	3,942	1,032	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	-	342	4,068	823	-	342	4,891	5,233	1,299	11/19/2004	1997
1501 Milstead Road	Conyers	GA	-	750	7,788	-	-	750	7,788	8,538	830	9/30/2010	2008
4960 Jot Em Down Road	Cumming	GA	-	1,548	18,666	1,144	-	1,548	19,810	21,358	759	8/1/2013	2011/2012

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2470 Dug Gap Road	Dalton	GA	-	262	3,119	358	-	262	3,477	3,739	941	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	-	3,500	13,179	-	-	3,500	13,179	16,679	851	5/30/2012	1992
2801 N. Decatur Road	Decatur	GA	-	3,100	4,436	515	-	3,100	4,951	8,051	901	7/9/2008	1986
114 Penland Street	Ellijay	GA	-	496	7,107	344	-	496	7,451	7,947	253	10/1/2013	1998/2008
353 North Belair Road	Evans	GA	-	230	2,663	489	-	230	3,152	3,382	869	11/19/2004	1998
2435 Limestone Parkway	Gainesville	GA	-	268	3,186	193	-	268	3,379	3,647	964	11/19/2004	1998
8080 Summit Business Parkway	Jonesboro	GA	-	1,800	20,664	525	-	1,800	21,189	22,989	2,157	6/20/2011	2007
6191 Peake Road	Macon	GA	-	183	2,179	285	-	183	2,464	2,647	703	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	-	1,080	6,138	-	-	1,080	6,138	7,218	409	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	-	1,200	19,090	4,087	-	1,200	23,177	24,377	4,907	10/1/2006	1987
5200 Habersham Street (4)	Savannah	GA	4,403	800	7,800	436	-	800	8,236	9,036	826	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	-	400	5,670	795	-	400	6,465	6,865	1,550	11/1/2006	1989
2078 Scenic Highway North	Snellville	GA	-	870	4,030	139	-	870	4,169	5,039	593	12/10/2009	1997
1300 Montreal Road	Tucker	GA	-	690	6,210	711	-	690	6,921	7,611	1,842	6/3/2005	1997
1100 Ward Avenue (4)	Honolulu	HI	52,000	11,200	55,618	858	-	11,200	56,476	67,676	3,501	6/18/2012	1961 / 1981
600 Manor Drive	Clarinda	IA	-	77	1,453	906	-	77	2,359	2,436	1,365	12/30/1993	1968
2401 E. 8th Street	Des Moines	IA	-	123	627	1,307	-	123	1,934	2,057	695	7/1/2000	1965 / 1997
608 Prairie Street	Mediapolis	IA	-	94	1,776	714	-	94	2,490	2,584	1,456	12/30/1993	1973
1015 West Summit	Winterset	IA	-	111	2,099	1,320	(314)	111	3,105	3,216	1,793	12/30/1993	1973 / 1995
2340 West Seltice Way	Coeur d'Alene	ID	-	910	7,170	259	-	910	7,429	8,339	500	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	-	510	6,640	794	-	510	7,434	7,944	480	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	-	3,665	32,587	2,589	-	3,665	35,176	38,841	16,949	9/9/1994	1986
1450 Busch Parkway	Buffalo Grove	IL	-	3,800	11,456	169	-	3,800	11,625	15,425	1,235	9/16/2010	2009
7130 Crimson Ridge Drive	Rockford	IL	-	200	7,300	28	-	200	7,328	7,528	744	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	-	1,120	19,582	-	-	1,120	19,582	20,702	3,121	8/21/2008	2005
900 Southwind Road	Springfield	IL	-	300	6,744	1,015	-	300	7,759	8,059	1,749	8/31/2006	1990

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1615 Lakeside Drive	Waukegan	IL	-	2,700	9,590	161	-	2,700	9,751	12,451	786	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	-	2,420	9,382	38	-	2,420	9,420	11,840	764	9/30/2011	1998
406 Smith Drive (4)	Auburn	IN	6,391	380	8,246	40	-	380	8,286	8,666	1,395	9/1/2008	1999
6990 East County Road 100 North (4)	Avon	IN	9,140	850	11,888	216	-	850	12,104	12,954	2,027	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	-	5,400	25,129	4,549	-	5,400	29,678	35,078	4,184	11/1/2008	1983
701 East County Line Road	Greenwood	IN	-	1,830	14,303	103	-	1,830	14,406	16,236	1,110	12/1/2011	2007
8505 Woodfield Crossing Boulevard (4)	Indianapolis	IN	24,137	2,785	16,396	5,668	-	2,785	22,064	24,849	7,475	1/11/2002	1986 / 1997
603 Saint Joseph Drive (4)	Kokomo	IN	4,052	220	5,899	163	-	220	6,062	6,282	1,040	9/1/2008	1998
1211 Longwood Drive (4)	La Porte	IN	4,465	770	5,550	35	-	770	5,585	6,355	983	9/1/2008	1998
1590 West Timberview Drive (4)	Marion	IN	3,767	410	5,409	209	-	410	5,618	6,028	974	9/1/2008	2000
1473 East McKay Road (4)	Shelbyville	IN	3,632	190	5,328	79	-	190	5,407	5,597	934	9/1/2008	1999
17441 State Rd. #23 (aka 17490 E. Douglas Rd.)	South Bend	IN	-	400	3,107	-	-	400	3,107	3,507	1,048	2/28/2003	1998
222 South 25th Street (4)	Terra Haute	IN	10,618	300	13,115	64	-	300	13,179	13,479	2,252	9/1/2008	2005
150 Fox Ridge Drive (4)	Vincennes	IN	2,622	110	3,603	1,113	-	110	4,716	4,826	705	9/1/2008	1985
510 W. 7th Street	Ellinwood	KS	-	130	1,137	497	-	130	1,634	1,764	843	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	-	1,600	18,565	285	-	1,600	18,850	20,450	2,833	10/1/2009	1988 / 2006
3501 West 95th Street (4)	Overland Park	KS	19,841	2,568	15,140	3,715	-	2,568	18,855	21,423	6,784	1/11/2002	1985
6555 West 75th Street	Overland Park	KS	-	1,274	1,126	12,400	-	1,274	13,526	14,800	4,617	10/25/2002	1989
981 Campbell Lane	Bowling Green	KY	-	365	4,345	487	-	365	4,832	5,197	1,324	11/19/2004	1999
102 Leonardwood	Frankfort	KY	-	560	8,282	1,186	-	560	9,468	10,028	2,123	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	-	316	3,761	189	-	316	3,950	4,266	1,113	11/19/2004	1999
690 Mason Headley Road (5)	Lexington	KY	10,425	-	10,848	11,362	-	-	22,210	22,210	10,409	1/11/2002	1985 / 1998
700 Mason Headley Road (5)	Lexington	KY	2,345	-	6,394	5,578	-	-	11,972	11,972	5,536	1/11/2002	1980
200 Brookside Drive (4)	Louisville	KY	29,193	3,524	20,779	5,722	-	3,524	26,501	30,025	9,833	1/11/2002	1984

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1517 West Broadway	Mayfield	KY	-	268	2,730	736	-	268	3,466	3,734	977	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	-	450	5,358	822	-	450	6,180	6,630	1,654	11/19/2004	2000
100 Neighborly Way	Somerset	KY	-	200	4,919	258	-	200	5,177	5,377	1,051	11/6/2006	2000
35 Milbury St	Auburn	MA	-	1,510	7,000	310	-	1,510	7,310	8,820	1,208	8/8/2008	1977 / 2012
1295 Boylston Street	Boston	MA	-	7,600	18,140	732	-	7,600	18,872	26,472	1,783	1/26/2011	1993 / 1992
50 Northern Ave / 11 Fan Pier Blvd	Boston	MA	-	52,643	784,954	26	-	52,644	784,979	837,623	13,098	5/7/2014	2013
549 Albany Street	Boston	MA	-	4,576	45,029	-	-	4,569	45,036	49,605	1,501	8/22/2013	1895 / 2012
370 Lunenburg St	Fitchburg	MA	-	330	3,361	32	-	330	3,393	3,723	541	8/8/2008	1994
165 Mill St	Leominster	MA	-	1,520	8,703	718	-	1,520	9,421	10,941	1,555	8/8/2008	1966 / 2010
4 Maguire Road	Lexington	MA	-	3,600	15,555	1,321	(7,255)	3,600	9,621	13,221	1,731	12/22/2008	1994 / 2006
100 Hampshire Street	Mansfield	MA	-	2,090	8,215	265	-	2,182	8,388	10,570	822	12/22/2010	2002 / 2013
15 Hampshire Street	Mansfield	MA	-	1,360	7,326	108	-	1,360	7,434	8,794	743	12/22/2010	1988
5 Hampshire Street	Mansfield	MA	-	1,190	5,737	-	-	1,190	5,737	6,927	574	12/22/2010	1988
176 West St	Milford	MA	-	510	3,039	595	-	510	3,634	4,144	767	8/8/2008	1989 / 2010
108 Elm St	Millbury	MA	-	160	768	(1)	-	160	767	927	123	8/8/2008	1950 / 2011
30 Newcrossing Road (4)	Reading	MA	11,059	1,443	14,153	50	-	1,443	14,203	15,646	800	9/27/2012	1986 / 2006
407 Main St	Spencer	MA	-	270	2,607	476	-	270	3,083	3,353	598	8/8/2008	1992 / 2011
106 East Main	Westborough	MA	-	920	6,956	126	-	920	7,082	8,002	1,137	8/8/2008	1986 / 2013
112 E Main	Westborough	MA	-	230	135	-	-	230	135	365	23	8/8/2008	1900
299 Cambridge Street	Winchester	MA	-	3,218	18,988	10,191	-	3,218	29,179	32,397	8,843	1/11/2002	1991
135 Goldstar Blvd	Worcester	MA	-	865	10,912	1,136	-	865	12,048	12,913	1,852	8/8/2008	1989 / 2011
191 May St	Worcester	MA	-	730	3,634	42	-	730	3,676	4,406	587	8/8/2008	1986 / 2007
277 E Mountain	Worcester	MA	-	191	2,133	113	(889)	191	1,357	1,548	241	8/8/2008	1992 / 1998
425 N Lake Ave	Worcester	MA	-	1,200	6,176	101	-	1,200	6,277	7,477	1,006	8/8/2008	1985 / 2007

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
630 Plantation St	Worcester	MA	-	770	10,408	528	-	770	10,936	11,706	1,838	8/8/2008	1990 / 2009
2717 Riva Road	Annapolis	MD	-	1,290	12,373	515	-	1,290	12,888	14,178	2,186	3/31/2008	2001
658 Boulton Street	Bel Air	MD	-	4,750	16,504	2	-	4,750	16,506	21,256	2,940	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	-	408	3,421	450	-	408	3,871	4,279	1,385	10/25/2002	2000
8100 Connecticut Avenue (4)	Chevy Chase	MD	53,557	15,174	92,830	2,874	-	15,175	95,703	110,878	7,832	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	-	1,390	10,303	155	-	1,390	10,458	11,848	1,783	3/31/2008	2001
700 Port Street	Easton	MD	-	383	4,555	2,983	-	383	7,538	7,921	2,088	10/25/2002	2000
3004 North Ridge Road (4)	Ellicott City	MD	19,542	1,409	22,691	6,268	-	1,409	28,959	30,368	8,627	3/1/2004	1997
1820 Latham Drive	Frederick	MD	-	385	3,444	427	-	385	3,871	4,256	1,399	10/25/2002	1998
2100A & B Whittier Drive	Frederick	MD	-	1,260	9,464	933	-	1,260	10,397	11,657	1,702	3/31/2008	1999
10114 + 10116 Sharpsburg Pike	Hagerstown	MD	-	1,040	7,471	525	-	1,040	7,996	9,036	1,310	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	-	2,000	4,974	371	-	2,000	5,345	7,345	847	12/22/2008	1987
715 Benfield Road (4)	Severna Park	MD	8,640	229	9,798	1,643	-	229	11,441	11,670	3,903	10/25/2002	1998
14400 Homecrest Road	Silver Spring	MD	-	1,200	9,288	6,502	-	1,200	15,790	16,990	4,943	10/25/2002	1996
3701 International Drive	Silver Spring	MD	-	3,301	29,065	714	-	3,301	29,779	33,080	15,230	7/25/1994	1992
801 Roeder Road, Unit OU-1	Silver Spring	MD	-	1,900	12,858	618	-	1,900	13,476	15,376	876	6/27/2012	1976 / 2000
720 & 734 N. Pine Road	Hampton	MI	-	300	2,406	-	-	300	2,406	2,706	813	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	-	400	2,606	-	-	400	2,606	3,006	886	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	-	300	2,506	-	-	300	2,506	2,806	849	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	-	300	2,206	-	-	300	2,206	2,506	746	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	-	600	5,212	-	-	600	5,212	5,812	1,758	2/28/2003	1998
11855 Ulysses Street NE (4)	Blaine	MN	9,195	2,774	9,276	46	-	2,774	9,322	12,096	469	12/21/2012	2007
1305 Corporate Center Drive	Eagan	MN	-	2,300	13,105	105	-	2,300	13,210	15,510	1,318	12/22/2010	1986 / 1986
1201 Northland Drive	Mendota Heights	MN	-	1,220	10,208	95	-	1,220	10,303	11,523	1,004	1/25/2011	1989 / 2009
20500/20600 South Diamond Lake Road	Rogers	MN	-	2,760	45,789	1,037	-	2,760	46,826	49,586	8,278	3/1/2008	1999
2200 County Road C West	Roseville	MN	-	590	702	173	-	590	875	1,465	58	9/30/2011	1991

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
4166 Lexington Avenue N	Shoreview	MN	-	1,300	4,547	159	-	1,320	4,686	6,006	421	5/20/2011	1988 / 2010
1365 Crestridge Lane	West St. Paul	MN	-	400	3,608	100	-	400	3,708	4,108	1,379	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	-	400	2,506	-	-	400	2,506	2,906	946	2/28/2003	1998
3828 College View Drive (4)	Joplin	MO	5,625	260	11,382	142	-	260	11,524	11,784	781	8/31/2012	2003
1 Lincoln Parkway	Hattiesburg	MS	-	1,269	11,691	17	-	1,269	11,708	12,977	512	3/22/2013	2005
1488 Belk Boulevard	Oxford	MS	-	450	5,791	304	-	450	6,095	6,545	1,299	10/1/2006	2000
108 Clarington Drive	Southaven	MS	-	450	5,795	355	-	450	6,150	6,600	1,312	10/1/2006	2000
112 + 118 Alamance Road (4)	Burlington	NC	6,243	575	9,697	253	-	575	9,950	10,525	974	6/23/2011	1998
1050 Crescent Green Drive (4)	Cary	NC	8,252	713	4,628	1,952	-	713	6,580	7,293	2,367	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	-	800	6,414	-	-	800	6,414	7,214	2,163	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	-	2,475	11,451	437	-	2,475	11,888	14,363	1,207	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	-	820	7,790	483	-	820	8,273	9,093	1,141	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	-	500	13,960	36	-	500	13,996	14,496	2,010	11/17/2009	1999
1002 State Highway 54	Durham	NC	-	595	5,200	131	-	595	5,331	5,926	520	6/20/2011	1988 / 2007
1001 Phifer Road (4)	Kings Mountain	NC	3,098	655	8,283	222	-	655	8,505	9,160	866	6/23/2011	1998
128 Brawley School (4)	Mooresville	NC	4,494	595	7,305	343	-	595	7,648	8,243	726	6/23/2011	1999
1309 , 1321 + 1325 McCarthy Boulevard (4)	New Bern	NC	4,914	1,245	20,898	381	-	1,245	21,279	22,524	2,013	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	-	550	7,570	288	-	550	7,858	8,408	1,104	11/17/2009	1998
13180 Dorman Road	Pineville	NC	-	630	15,230	7	-	630	15,237	15,867	2,187	11/17/2009	1998
1730 Parkwood Boulevard West (4)	Wilson	NC	2,728	610	14,787	63	-	610	14,850	15,460	1,469	6/20/2011	2004/2006
1700 Furnace Street	Ashland	NE	-	28	1,823	1,281	-	28	3,104	3,132	1,362	7/1/2000	1965 / 1996
414 North Wilson Street	Blue Hill	NE	-	56	1,064	807	-	56	1,871	1,927	803	7/1/2000	1967 / 1996
2720 South 17th Ave	Central City	NE	-	21	919	650	-	21	1,569	1,590	769	7/1/2000	1969 / 1999
1112 15th Street	Columbus	NE	-	88	561	462	-	89	1,022	1,111	512	7/1/2000	1955 / 1978
800 Stoeger Drive	Grand Island	NE	-	119	1,446	1,404	-	119	2,850	2,969	1,369	4/1/1995	1963 / 1996

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
700 South Highway 6	Gretna	NE	-	237	673	897	-	237	1,570	1,807	691	7/1/2000	1972 / 1995
1100 West First Street	Milford	NE	-	24	880	648	-	24	1,528	1,552	741	7/1/2000	1967 / 1970
510 Centennial Circle	North Platte	NE	-	370	8,968	619	-	370	9,587	9,957	1,610	2/17/2008	1988
17007 Elm Plaza	Omaha	NE	-	4,680	22,022	-	-	4,680	22,022	26,702	3,510	8/21/2008	2007
3030 South 80th Street	Omaha	NE	-	650	5,850	443	-	650	6,293	6,943	1,673	6/3/2005	1992
333 Maple	Sutherland	NE	-	19	1,251	487	-	19	1,738	1,757	752	7/1/2000	1970 / 1995
1350 Centenial Ave	Utica	NE	-	21	569	447	-	21	1,016	1,037	444	7/1/2000	1966 / 1988
11041 North 137th Street	Waverly	NE	-	529	686	609	-	529	1,295	1,824	696	7/1/2000	1989 / 1995
490 Cooper Landing Road	Cherry Hill	NJ	-	1,001	8,175	1,836	-	1,001	10,011	11,012	2,592	12/29/2003	1999
1400 Route 70	Lakewood	NJ	-	4,885	28,803	2,562	-	4,885	31,365	36,250	11,421	1/11/2002	1987 / 1997
2 Hillside Drive	Mt. Arlington	NJ	-	1,375	11,232	757	-	1,375	11,989	13,364	3,532	12/29/2003	2001
655 Pomander Walk (4)	Teaneck	NJ	31,528	4,950	44,550	1,728	-	4,950	46,278	51,228	4,193	12/15/2011	1989
10500 Academy Road NE (4)	Albuquerque	NM	25,991	3,828	22,572	5,325	-	3,828	27,897	31,725	9,520	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	-	540	10,105	8	-	540	10,113	10,653	1,822	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	-	1,060	9,875	8	-	1,060	9,883	10,943	1,781	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	-	3,480	25,245	4,120	-	3,593	29,252	32,845	2,961	12/22/2010	1975 / 2000
4420 The 25 Way	Albuquerque	NM	-	1,430	2,609	65	-	1,476	2,628	4,104	268	12/22/2010	1975
9190 Coors Boulevard NW	Albuquerque	NM	-	1,660	9,173	8	-	1,660	9,181	10,841	1,654	10/30/2007	1983
3201 Plumas Street	Reno	NV	-	2,420	49,580	5,439	-	2,420	55,019	57,439	4,218	12/15/2011	1989
6300 Eighth Ave	Brooklyn	NY	-	3,870	8,545	6	-	3,870	8,551	12,421	1,363	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	-	600	5,004	797	-	600	5,801	6,401	429	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	-	720	17,084	290	-	720	17,374	18,094	2,711	9/30/2008	2001
5008 Brittonfield Parkway (4)	East Syracuse	NY	4,068	420	18,407	289	-	458	18,658	19,116	2,979	7/9/2008	1999
200 Old County Road	Mineola	NY	-	4,920	24,056	2,177	-	4,920	26,233	31,153	2,135	9/30/2011	1971 / 1988
15 North Broadway	White Plains	NY	-	4,900	13,594	-	-	4,900	13,594	18,494	2,026	1/26/2009	1952

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
537 Riverdale Avenue (4)	Yonkers	NY	29,362	8,460	90,561	1,273	-	8,460	91,834	100,294	6,049	8/31/2012	2000
4590 and 4625 Knightsbridge Boulevard (4)	Columbus	OH	18,104	3,623	27,778	7,164	-	3,623	34,942	38,565	12,624	1/11/2002	1989
3929 Hoover Road	Grove City	OH	-	332	3,081	791	-	332	3,872	4,204	1,871	6/4/1993	1965
5260 Naiman Parkway	Solon	OH	-	450	2,305	330	-	599	2,486	3,085	289	12/22/2010	1974
5370 Naiman Parkway	Solon	OH	-	550	2,147	54	-	550	2,201	2,751	177	9/30/2011	1975
200 N. Bryant Ave.	Edmond	OK	-	430	2,955	-	-	430	2,955	3,385	394	9/1/2009	1992
600 National Ave	Midwest City	OK	-	410	2,970	-	-	410	2,970	3,380	396	9/1/2009	1985 / 1996
701 Northeast 10th Street	Oklahoma City	OK	-	500	19,046	-	-	500	19,046	19,546	2,540	9/1/2009	1978
8315 S. Walker Ave.	Oklahoma City	OK	-	480	1,546	-	-	480	1,546	2,026	206	9/1/2009	1991
71 Darlington Road	Beaver Falls	PA	-	1,500	13,500	444	-	1,500	13,944	15,444	3,651	10/31/2005	1997
200 Hill Church-Houston RD., Rt. 519 S.	Canonsburg	PA	-	1,518	13,493	587	-	1,518	14,080	15,598	10,645	3/1/1991	1985 / 1990
950 Morgan Highway	Clarks Summit	PA	-	1,001	8,233	318	-	1,001	8,551	9,552	2,534	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	-	696	6,304	690	-	696	6,994	7,690	1,856	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	-	1,001	8,233	1,038	-	1,001	9,271	10,272	2,656	12/29/2003	2000
475 Virginia Drive	Fort Washington	PA	-	1,010	4,837	104	-	1,010	4,941	5,951	399	9/30/2011	1996
525 Virginia Drive	Fort Washington	PA	-	3,100	6,775	(0)	(9,222)	653	-	653	-	6/25/2008	1997
242 Baltimore Pike	Glen Mills	PA	-	1,001	8,233	484	-	1,001	8,717	9,718	2,651	12/29/2003	2001
723 Dresher Road	Horsham	PA	-	1,010	4,456	431	-	1,010	4,887	5,897	585	12/22/2010	1983 / 1997
210 Mall Boulevard	King of Prussia	PA	-	1,540	4,743	(11)	-	1,540	4,732	6,272	755	8/8/2008	1997
216 Mall Boulevard	King of Prussia	PA	-	880	2,871	83	-	880	2,954	3,834	282	1/26/2011	1996
5300 Old William Penn Highway	Murrysville	PA	-	300	2,506	-	-	300	2,506	2,806	932	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	-	979	8,052	537	-	979	8,589	9,568	2,601	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	-	200	904	-	-	200	904	1,104	339	2/28/2003	1997
5750 Centre Ave	Pittsburgh	PA	-	3,000	11,828	1,055	-	3,000	12,883	15,883	2,272	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	-	2,480	6,395	1,151	-	2,480	7,546	10,026	728	12/22/2010	1996
3043 Walton Road	Plymouth Meeting	PA	-	1,680	9,187	139	-	1,713	9,293	11,006	752	9/30/2011	1996 / 1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1400 Riggs Road	South Park	PA	-	898	8,102	248	-	898	8,350	9,248	2,220	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	-	-	5,682	1,420	-	-	7,102	7,102	2,041	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	-	1,599	14,401	1,211	-	1,599	15,612	17,211	4,105	10/31/2005	1987
1304 McLees Road	Anderson	SC	-	295	3,509	213	-	295	3,722	4,017	1,052	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	-	188	2,234	601	-	188	2,835	3,023	947	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	-	1,200	10,810	417	-	1,200	11,227	12,427	1,146	6/20/2011	2005
719 Kershaw Highway	Camden	SC	-	322	3,697	908	-	322	4,605	4,927	1,321	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	-	848	14,000	351	-	848	14,351	15,199	1,374	6/20/2011	1999
320 Seven Farms Drive (4)	Charleston	SC	4,594	1,092	6,605	264	-	1,092	6,869	7,961	502	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	-	390	4,659	332	-	390	4,991	5,381	474	12/22/2010	1988
251 Springtree Drive	Columbia	SC	-	300	1,905	-	-	300	1,905	2,205	643	2/28/2003	1998
3 Summit Terrace	Columbia	SC	-	610	7,900	751	-	610	8,651	9,261	1,159	11/17/2009	2002
7909 Parklane Road	Columbia	SC	-	1,580	4,520	296	-	1,580	4,816	6,396	380	9/30/2011	1990 / 2002
355 Berkmans Lane	Greenville	SC	-	700	7,240	88	-	700	7,328	8,028	1,068	11/17/2009	2002
116 Enterprise Court	Greenwood	SC	-	310	2,790	193	-	310	2,983	3,293	821	6/3/2005	1999
1901 West Carolina	Hartsville	SC	-	401	4,775	571	-	401	5,346	5,747	1,492	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	-	363	4,322	402	-	363	4,724	5,087	1,365	11/19/2004	1999
491 Highway 17 (4)	Little River	SC	4,887	750	9,018	248	-	750	9,266	10,016	879	6/23/2011	2000
1010 Lake Hunter Circle / 987 Bowman Road	Mt. Pleasant	SC	-	3,898	31,613	1,748	-	3,898	33,361	37,259	2,317	7/1/2012	1997 / 1983
9547 Highway 17 North	Myrtle Beach	SC	-	543	3,202	7,756	-	543	10,958	11,501	2,313	1/11/2002	1980
2306 Riverbank Drive	Orangeburg	SC	-	303	3,607	690	-	303	4,297	4,600	1,231	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	-	300	1,705	-	-	300	1,705	2,005	618	2/28/2003	1998
15855 Wells Highway	Seneca	SC	-	396	4,714	470	-	396	5,184	5,580	1,449	11/19/2004	2000
One Southern Court	West Columbia	SC	-	520	3,831	-	-	520	3,831	4,351	383	12/22/2010	2000
1251 Arizona S.W.	Huron	SD	-	45	968	1	-	45	969	1,014	567	6/30/1992	1968
1345 Michigan Ave SW	Huron	SD	-	144	3,108	4	-	144	3,112	3,256	1,821	6/30/1992	1968 / 1977

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
3600 S. Norton	Sioux Falls	SD	-	253	3,062	4	-	253	3,066	3,319	1,797	6/30/1992	1960 / 1979
6716 Nolensville Road	Brentwood	TN	-	1,528	6,037	16	-	1,528	6,053	7,581	314	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	-	320	2,994	611	-	320	3,605	3,925	765	12/31/2006	1997
51 Patel Way	Clarksville	TN	-	800	10,322	591	-	800	10,913	11,713	627	12/19/2012	2005
2900 Westside Drive	Cleveland	TN	-	305	3,627	682	-	305	4,309	4,614	1,187	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	-	322	3,828	583	-	322	4,411	4,733	1,198	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	-	322	3,833	585	-	322	4,418	4,740	1,199	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	-	280	3,327	245	-	280	3,572	3,852	1,003	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	-	400	3,507	-	-	400	3,507	3,907	1,181	2/28/2003	1998
1200 North Parkway	Jackson	TN	-	295	3,506	312	-	295	3,818	4,113	1,099	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	-	940	8,057	354	-	940	8,411	9,351	276	10/15/2013	2000/2010 / 2011
3020 Heatherton Way	Knoxville	TN	-	304	3,618	1,803	-	304	5,421	5,725	1,409	11/19/2004	1998
511 Pearson Springs Road	Maryville	TN	-	300	3,207	100	-	300	3,307	3,607	1,115	2/28/2003	1998
1710 Magnolia Blvd	Nashville	TN	-	750	6,750	4,177	-	750	10,927	11,677	2,567	6/3/2005	1979
971 State Hwy 121	Allen	TX	-	2,590	17,912	-	-	2,590	17,912	20,502	2,855	8/21/2008	2006
6818 Austin Center Blvd	Austin	TX	-	1,540	27,467	784	-	1,540	28,251	29,791	4,452	10/31/2008	1993
6937 IH 35 North-Am Founders	Austin	TX	-	760	5,186	441	-	760	5,627	6,387	657	1/26/2011	1980
7600 Capital Texas Highway	Austin	TX	-	300	4,557	-	-	300	4,557	4,857	456	12/22/2010	1996
Bailey Square (1111 W 34th St)	Austin	TX	-	400	21,021	799	-	400	21,820	22,220	3,511	6/25/2008	1975 / 2000
4620 Bellaire Boulevard	Bellaire	TX	-	1,238	11,010	1,427	-	1,238	12,437	13,675	5,916	5/16/1994	1991
120 Crosspoint Drive	Boerne	TX	-	220	4,926	134	-	220	5,060	5,280	871	2/7/2008	1990
4015 Interstate 45	Conroe	TX	-	620	14,074	78	-	620	14,152	14,772	1,475	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	-	2,300	25,200	684	-	2,300	25,884	28,184	2,267	12/15/2011	1989
7831 Park Lane	Dallas	TX	-	4,709	27,768	6,631	-	4,709	34,399	39,108	11,813	1/11/2002	1987
1575 Belvidere	El Paso	TX	-	2,301	13,567	2,492	-	2,301	16,059	18,360	5,595	1/11/2002	1989
96 E. Frederick Rd.	Fredericksburg	TX	-	280	4,866	811	-	280	5,677	5,957	876	2/7/2008	1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
6435 S.F.M. 549	Heath	TX	-	1,135	7,892	1	-	1,135	7,893	9,028	395	12/31/2012	2004
13215 Dotson Road	Houston	TX	-	990	13,887	-	-	990	13,887	14,877	839	7/17/2012	2007
777 North Post Oak Road	Houston	TX	-	5,537	32,647	11,117	-	5,537	43,764	49,301	14,663	1/11/2002	1989 / 1998
4770 Regent Blvd	Irving	TX	-	2,830	15,082	10	-	2,830	15,092	17,922	2,468	6/25/2008	1995 / 2000
9812 Slide Road	Lubbock	TX	-	1,110	9,804	(6)	-	1,110	9,798	10,908	1,123	6/4/2010	2009
605 Gateway Central / 601 Steve Hawkins Parkway	Marble Falls	TX	-	1,440	7,125	197	-	1,440	7,322	8,762	428	12/19/2012	1994/2002
7150 N. President George Bush Turnpike	North Garland	TX	-	1,981	8,548	-	-	1,981	8,548	10,529	427	12/31/2012	2006
21 Spurs Lane (4)	San Antonio	TX	15,318	3,141	23,142	-	-	3,141	23,142	26,283	434	4/10/2014	2006
311 Nottingham West (4)	San Antonio	TX	27,552	4,283	25,256	5,729	-	4,283	30,985	35,268	11,079	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	-	1,200	6,500	24	-	1,200	6,524	7,724	950	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	-	1,100	13,900	375	-	1,100	14,275	15,375	2,080	11/17/2009	2003
5055 West Panther Creek Drive (4)	Woodlands	TX	37,239	3,694	21,782	3,945	-	3,694	25,727	29,421	9,943	1/11/2002	1988 / 1989
900 North Taylor Street	Arlington	VA	-	1,885	16,734	270	-	1,885	17,004	18,889	8,697	7/25/1994	1992
2610 Barracks Road	Charlottesville	VA	-	2,976	26,422	431	-	2,976	26,853	29,829	13,789	6/17/1994	1998
491 Crestwood Drive (4)	Charlottesville	VA	9,889	641	7,633	926	-	641	8,559	9,200	2,398	11/19/2004	1991
1005 Elysian Place	Chesapeake	VA	-	2,370	23,705	135	-	2,370	23,840	26,210	2,300	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	-	160	1,498	808	-	160	2,306	2,466	748	5/30/2003	1987
4001 Fair Ridge Drive	Fairfax	VA	-	2,500	7,147	443	-	2,500	7,590	10,090	1,280	12/22/2008	1990
20 HeartFields Lane (4)	Fredericksburg	VA	10,370	287	8,480	1,272	-	287	9,752	10,039	3,314	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	-	1,103	13,126	1,428	-	1,103	14,554	15,657	4,076	11/19/2004	1996
655 Denbigh Boulevard (4)	Newport News	VA	7,912	581	6,921	429	-	581	7,350	7,931	2,065	11/19/2004	1998
6161 Kempsville Rd	Norfolk	VA	-	1,530	9,531	413	-	1,530	9,944	11,474	1,512	12/22/2008	1999
6311 Granby Street	Norfolk	VA	-	1,920	16,538	30	-	1,920	16,568	18,488	1,646	6/20/2011	2005
885 Kempsville Rd	Norfolk	VA	-	1,780	8,354	778	-	1,780	9,132	10,912	1,418	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	-	220	2,041	740	-	220	2,781	3,001	882	5/30/2003	1987

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2014
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
3000 Skipwith Road	Richmond	VA	-	732	8,717	730	—	732	9,447	10,179	2,616	11/19/2004	1999
9900 Independence Park Drive (4)	Richmond	VA	9,205	326	3,166	-	—	326	3,166	3,492	244	11/22/2011	2005
9930 Independence Park Drive	Richmond	VA	-	604	5,432	-	—	604	5,432	6,036	419	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	-	893	7,926	1,370	—	893	9,296	10,189	4,219	5/16/1994	1990
4132 Longhill Road	Williamsburg	VA	-	270	2,468	943	—	270	3,411	3,681	1,045	5/30/2003	1987
21717 30th Drive SE	Bothell	WA	-	3,012	12,582	-	—	3,012	12,582	15,594	603	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	-	2,627	12,657	-	—	2,629	12,655	15,284	606	2/14/2013	2000
516 Kenosia Avenue South (4)	Kent	WA	6,353	1,300	8,458	744	—	1,300	9,202	10,502	574	7/31/2012	1971
2956 152nd Ave NE	Redmond	WA	-	5,120	16,683	1,192	—	5,120	17,875	22,995	932	1/9/2013	1990 / 2005
555 16th Avenue	Seattle	WA	-	256	4,869	67	—	256	4,936	5,192	2,848	11/1/1993	1964
18740 W. Bluemound Rd.	Brookfield	WI	-	832	3,849	4,087	—	832	7,936	8,768	3,649	12/28/1990	1964 / 1995
3003 West Good Hope Road	Glendale	WI	-	1,500	33,747	-	—	1,500	33,747	35,247	4,429	9/30/2009	1963 / 2003
7007 North Range Line Road	Glendale	WI	-	250	3,797	-	—	250	3,797	4,047	498	9/30/2009	1964 / 2000
215 Washington Street	Grafton	WI	-	500	10,058	-	—	500	10,058	10,558	1,320	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	-	188	5,962	5	—	188	5,967	6,155	6	12/1/2014	2005
8351 Sheridan Rd	Kenosha	WI	-	750	7,669	148	—	750	7,817	8,567	1,353	1/1/2008	2000
5601 Burke Rd	Madison	WI	-	700	7,461	51	—	700	7,512	8,212	1,306	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	-	2,615	35,545	12	—	2,615	35,557	38,172	38	12/1/2014	1999 / 2004 / 2011
10803 N. Port Washington Rd (4)	Mequon	WI	4,212	800	8,388	396	—	800	8,784	9,584	1,557	1/1/2008	1999
701 East Puetz Rd	Oak Creek	WI	-	650	18,396	262	—	650	18,658	19,308	3,278	1/1/2008	2001
321 Riverside Drive	Pewaukee	WI	-	984	2,432	1,237	—	984	3,669	4,653	2,018	9/10/1998	1963 / 1969
W231 N1440 Corporate Court	Pewaukee	WI	-	3,900	41,140	-	—	3,900	41,140	45,040	5,400	9/30/2009	1994
8438 & 8400 Washington Avenue	Racine	WI	-	1,150	22,436	-	—	1,150	22,436	23,586	2,945	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	-	300	975	-	—	300	975	1,275	128	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	-	120	4,014	-	—	120	4,014	4,134	527	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	-	1,400	35,168	-	—	1,400	35,168	36,568	4,616	9/30/2009	1986
1125 N Edge Trail	Verona	WI	-	1,365	9,581	889	—	1,365	10,470	11,835	322	11/1/2013	2001/2011 / 2008
1451 Cleveland Avenue	Waukesha	WI	-	68	3,452	3,141	—	68	6,593	6,661	3,656	12/28/1990	1958 / 1995
3289 North Mayfair Road	Wauwatosa	WI	-	2,300	6,245	-	—	2,300	6,245	8,545	820	9/30/2009	1964 / 2000
5301 W. Lincoln Ave	West Allis	WI	-	1,600	20,377	7,298	—	1,600	27,675	29,275	3,835	1/1/2008	2001
503 South 18th Street	Laramie	WY	-	191	3,632	793	—	191	4,425	4,616	2,568	12/30/1993	1964 / 1986
1901 Howell Ave.	Worland	WY	-	132	2,507	1,321	—	132	3,828	3,960	2,009	12/30/1993	1970 / 1996
	Total		$624,139	$684,385	$5,072,234	$506,215	$(24,223)	$683,979	$5,554,632	$6,238,611	$983,850

Note: The above table excludes properties classified as held for sale as of December 31, 2014.

(1)	Represents mortgage debt and capital leases, excluding the unamortized balance of fair value adjustments totaling $2.9 million.
(2)	Aggregate cost for federal income tax purposes is approximately $6.6 billion.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

(3)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(4)	For assets transferred to us upon our spin off from Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, indicates the dates acquired by EQC.
(5)	These properties are collateral for our $611.4 million of mortgage notes.
(6)	These properties are subject to our $12.8 million of capital leases.

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

(dollars are in thousands)

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

	Real Estate and	Accumulated
	Equipment	Depreciation
Balance at December 31, 2011	$4,563,782	$598,445
Additions	460,272	116,772
Disposals	(846)	(8)
Impairment	(3,593)	(522)
Balance at December 31, 2012	5,019,615	714,687
Additions	245,330	126,073
Disposals	—	—
Impairment	(1,320)	—
Balance at December 31, 2013	5,263,625	840,760
Additions	974,986	143,090
Disposals	—	—
Impairment	—	—
Balance at December 31, 2014	$6,238,611	$983,850

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty President and Chief Operating Officer
Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 27, 2015
David J. Hegarty

/s/ Richard A. Doyle	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2015
Richard A. Doyle

/s/ John L. Harrington	Independent Trustee	February 27, 2015
John L. Harrington

/s/ Adam D. Portnoy	Managing Trustee	February 27, 2015
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 27, 2015
Barry M. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 27, 2015
Jeffrey P. Somers

/s/ Frederick N. Zeytoonjian	Independent Trustee	February 27, 2015
Frederick N. Zeytoonjian