Form 10-Q
period 2015-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2015-05-06
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 5, 2015:  235,011,646.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March  31, 2015

In this Quarterly Report on Form 10-Q, the terms “the Company”, “we”, “us” and “our” refer to Senior Housing Properties Trust and its consolidated subsidiaries, unless otherwise noted.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$742,763	$683,979
Buildings and improvements	5,975,183	5,554,632
	6,717,946	6,238,611
Less accumulated depreciation	(1,023,843)	(983,850)
	5,694,103	5,254,761
Cash and cash equivalents	77,794	27,594
Restricted cash	7,685	10,544
Deferred financing fees, net	29,649	30,549
Acquired real estate leases and other intangible assets, net	543,776	472,788
Other assets	184,088	172,033
Total assets	$6,537,095	$5,968,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$80,000
Unsecured term loan	350,000	350,000
Senior unsecured notes, net of discount	1,743,983	1,743,628
Secured debt and capital leases	625,131	627,076
Accrued interest	31,984	20,046
Assumed real estate lease obligations, net	123,435	122,826
Other liabilities	87,769	72,286
Total liabilities	2,962,302	3,015,862

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 234,996,215 and 203,910,305 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,350	2,039
Additional paid in capital	4,485,386	3,825,063
Cumulative net income	1,393,410	1,353,622
Cumulative other comprehensive income	4,823	3,329
Cumulative distributions	(2,311,176)	(2,231,646)
Total shareholders’ equity	3,574,793	2,952,407
Total liabilities and shareholders’ equity	$6,537,095	$5,968,269

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$145,784	$112,055
Residents fees and services	82,793	79,442
Total revenues	228,577	191,497

Expenses:
Property operating expenses	85,794	77,802
Depreciation	53,707	38,355
General and administrative	10,574	8,290
Acquisition related costs	1,158	122
Total expenses	151,233	124,569

Operating income	77,344	66,928

Interest and other income	75	105
Interest expense	(35,942)	(28,900)
Loss on extinguishment of debt	(1,409)	—
Income from continuing operations before income tax expense and equity in earnings (losses) of an investee	40,068	38,133
Income tax expense	(110)	(191)
Equity in earnings (losses) of an investee	72	(97)
Income from continuing operations	40,030	37,845
Discontinued operations:
(Loss) income from discontinued operations	(241)	1,300
Impairment of assets from discontinued operations	—	(721)
Income before gain on sale of properties	39,789	38,424
Gain on sale of properties	—	156
Net income	$39,789	$38,580

Other comprehensive income:
Change in net unrealized gain (loss) on investments	1,448	(1,921)
Share of comprehensive income of an investee	45	19
Comprehensive income	$41,282	$36,678

Weighted average common shares outstanding (basic)	221,375	188,026
Weighted average common shares outstanding (diluted)	221,397	188,045

Per common share amounts (basic and diluted):
Income from continuing operations	0.18	0.21
Income (loss) from discontinued operations	—	—
Net income	$0.18	$0.21

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$39,789	$38,580
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53,707	38,355
Amortization of deferred financing fees and debt discounts	1,650	1,456
Straight line rental income	(3,509)	(1,583)
Amortization of acquired real estate leases and other intangible assets	(1,198)	722
Impairment of assets	—	721
Lease termination fees	(105)	—
Gain on sale of properties	—	(156)
Equity in (earnings) losses of an investee	(72)	97
Change in assets and liabilities:
Restricted cash	2,860	2,012
Other assets	(7,751)	3,082
Accrued interest	11,938	6,060
Other liabilities	6,828	771
Cash provided by operating activities	104,137	90,117

Cash flows from investing activities:
Real estate acquisitions and deposits	(509,045)	(50,050)
Real estate improvements	(12,339)	(17,101)
Proceeds from sale of properties	250	2,400
Cash used for investing activities	(521,134)	(64,751)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	659,750	—
Proceeds from borrowings on revolving credit facility	515,000	90,000
Repayments of borrowings on revolving credit facility	(595,000)	(45,000)
Repayment of other debt	(32,440)	(3,246)
Payment of deferred financing fees	(583)	—
Distributions to shareholders	(79,530)	(73,386)
Cash provided by (used for) financing activities	467,197	(31,632)

Increase (decrease) in cash and cash equivalents	50,200	(6,266)
Cash and cash equivalents at beginning of period	27,594	39,233
Cash and cash equivalents at end of period	$77,794	$32,967

Supplemental cash flow information:
Interest paid	$22,354	$21,384
Income taxes paid	—	200

Non-cash investing activities:
Acquisitions funded by assumed debt	(29,955)	—

Non-cash financing activities:
Assumption of mortgage notes payable	29,955	—
Issuance of common shares	808	438

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  These reclassifications were made to conform the prior periods’ rental income, property operating expenses, discontinued operations, general and administrative expenses, interest and other income and impairment of assets to the current classification.  These reclassifications had no effect on net income or shareholders’ equity.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Note 2.  Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets.

Note 3.  Real Estate Properties

At March 31, 2015, we owned 392 properties (419 buildings) located in 39 states and Washington, D.C. We have accounted, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

MOB Acquisitions:

In January 2015, we acquired 23 properties (23 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, for approximately $539,000, including the assumption of approximately $29,955 of mortgage debt with a weighted average interest rate of 4.73%, and excluding closing costs. These MOBs are located in 12 states and include approximately 2,170,000 square feet of leasable space. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. The 23 properties were purchased

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

from Select Income REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 10 for further information regarding this transaction.

MOB Acquisitions since January 1, 2015:

				Cash Paid				Acquired
		Number		plus			Acquired	Real Estate		Premium
		of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000’s)	Debt (1)	Land	Improvements	Leases	Obligations	Debt	Debt
Jan-15	12 States	23	2,170	$539,000	$58,294	$399,582	$85,496	$(3,298)	$(29,955)	$(1,074)

		23	2,170	$539,000	$58,294	$399,582	$85,496	$(3,298)	$(29,955)	$(1,074)

(1)

These amounts include the cash we paid plus the debt we assumed, if any, as well as other settlement adjustments with respect to the acquisitions, but exclude closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

Senior Living Community Acquisitions:

In December 2014, we entered into a purchase agreement to acquire 38 senior living communities with 3,466 living units located in 16 states for $790,000, excluding closing costs, and including the assumption of approximately $153,000 of mortgage debt with a weighted average interest rate of 4.77%.  These communities include an aggregate of 3,466 living units, comprised of 826 independent living units, 1,860 assisted living units, 744 memory care units and 36 skilled nursing facility units.  On May 1, 2015, we completed the acquisition of 37 of these senior living communities with 3,379 living units for approximately $762,611, excluding closing costs, and we amended the purchase agreement to accommodate a delayed closing of the remaining senior living community with 87 living units.  The acquisition of the one remaining senior living community is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change. Nineteen of the 38 communities, with 2,190 living units, including the one community that we have not yet acquired, are leased to seven senior living operators. The 19 remaining communities, with 1,276 living units, were acquired using taxable real estate investment trust, or REIT, subsidiary, or TRS, structures. Pursuant to pre-existing management agreements, we paid fees of $975 and terminated these agreements for 14 of the 19 communities, with 881 living units, and entered into management agreements with Five Star Quality Care, Inc., or Five Star, to manage these communities. See Note 10 for further information regarding these management agreements with Five Star. The remaining five communities, with 395 living units, continue to be managed by the current third party senior living operator. As of the date of this filing, the purchase price allocation for this acquisition is pending.

In April 2015, we entered into an agreement to acquire one senior living community with 40 private pay independent living units located in Cumming, GA, for approximately $9,750, excluding closing costs. We intend to acquire this community using a TRS structure and we expect to enter into a management agreement with Five Star to manage this community. This senior living community is adjacent to another community that we own which is managed by Five Star. This acquisition is subject to various conditions; accordingly, we can provide no assurance that we will purchase this property, that the acquisition and related expected management arrangement with Five Star will not be delayed or that the terms will not change.

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

Discontinued Operations and Properties Held for Sale:

As of March 31, 2015, we had three senior living communities with 192 living units and one MOB (four buildings) with 323,541 square feet categorized as properties held for sale.  These four properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $3,145 at March 31, 2015. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. The senior living properties which we are or were offering for sale as of the applicable periods do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing. We had one MOB (four buildings) and four MOBs (seven buildings), classified in discontinued operations as of March 31, 2015 and 2014, respectively. Summarized income statement information for these MOBs that meet the criteria for inclusion in discontinued operations is as follows:

	Three Months Ended
	March 31,
	2015	2014
Rental income	$32	$2,294
Property operating expenses	(273)	(994)
(Loss) income from discontinued operations	$(241)	$1,300

Dispositions:

In February 2015, we sold one vacant senior living community located in Pennsylvania for a sale price of $250, excluding closing costs. In April 2015, we sold the remaining held for sale MOB (four buildings) for a sale price of $1,500, excluding closing costs. Any adjustments to net book value related to this sale will be recognized in the second quarter of 2015 when all of the costs of the sale are known.

Note 4.  Unrealized Gain / Loss on Investments

As of March 31, 2015, we owned 250,000 common shares of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, and 4,235,000 common shares of Five Star which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our EQC and Five Star shares as of March 31, 2015  ($26.55 and $4.44 per share, respectively) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations  ($26.00 and $3.36 per share, respectively).

Note 5.  Indebtedness

Our principal debt obligations at March 31, 2015 were: (1) six public issuances of senior unsecured notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due 2020,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

(d) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (2) our $350,000 principal amount term loan; and (3) $609,032 aggregate principal amount of mortgages secured by 46 of our properties  (48 buildings) with maturity dates from 2015 to 2043.  The 46 mortgaged properties (48 buildings) had a carrying value of $776,980 at March 31, 2015.  We also had two properties subject to capital leases totaling $12,621 at March 31, 2015; these two properties had a carrying value of $18,095 at March 31, 2015. The capital leases expire in 2026.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The revolving credit facility agreement includes a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. The interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.47%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.54% and 1.42% for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, we had no amounts outstanding and $750,000 available for borrowing by us, and as of May 5, 2015, we had $550,000 outstanding and $200,000 available for borrowing by us under our revolving credit facility.

In 2014, we entered into a term loan agreement pursuant to which we obtained a $350,000 unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate payable for amounts outstanding under our term loan was 1.57%.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.59% for the three months ended March 31, 2015.

Our revolving credit facility and term loan agreements provide for the acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager.

In December 2014, we entered an agreement to acquire the 38 senior living communities discussed in Note 3 above.  Simultaneous with entering this agreement, we received a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on extinguishment of debt in the first quarter of 2015 in connection with that termination. We acquired 37 of these 38 senior living communities in May 2015 and financed the acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $139,181 of mortgage debt with a weighted average interest rate of 4.59%.

Our public debt indenture and its related supplements and our credit facility and term loan agreements contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios. We believe we were in compliance with the terms and conditions of our public debt indenture and its supplements and our credit facility and term loan agreements at March 31, 2015.

In connection with two of the properties acquired in January 2015, discussed in Note 3 above, we assumed $29,955 of mortgage debt, which we recorded at their aggregate fair value of $31,029.  These two assumed mortgage notes have a

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

contractual weighted average interest rate of 4.73% and mature in July 2016 and October 2022.  We determined the fair value of the assumed mortgage notes using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In February 2015, we repaid  a mortgage note that encumbered one of our properties that had a principal balance of $29,227 and an interest rate of 6.02%.

In April 2015, we prepaid a mortgage note that encumbered one of our properties that had a principal balance of $6,274 and an interest rate of 5.81%.

Note 6.  Shareholders’ Equity

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659,750 after underwriting discounts and expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes.

On February 24, 2015, we paid a distribution to common shareholders of $0.39 per share, or approximately $79,530, that was declared on January 12, 2015 and was payable to shareholders of record on January 23, 2015.

On April 13, 2015, we declared a distribution payable to common shareholders of record on April 24, 2015, of $0.39 per share, or approximately $91,655. We expect to pay this distribution on or about May 21, 2015 using cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2015 and the period from April 1, 2015 to May 5, 2015, we issued 36,610 and 15,431, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement. See Note 10 for further information regarding this agreement.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non recurring basis at March 31, 2015 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs

Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$3,145	$—	$—	$3,145
Investments in available for sale securities(2)	$25,441	$25,441	$—	$—

(1)

Assets held for sale consist of four of our properties (seven buildings) that we expect to sell or have sold subsequent to March 31, 2015 that are reported at fair value less estimated costs to sell. We used offers to purchase these properties made by third parties or comparable sales transactions (Level 3 inputs) to determine the fair values of these properties. We have recorded cumulative impairments of approximately $11,365 to these properties in order to reduce their book value to fair value.

(2)

Our investments in available for sale securities include our 250,000 common shares of EQC and 4,235,000 common shares of Five Star. The fair values of these shares are based upon quoted prices at March 31, 2015 in active markets (Level 1 inputs).

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding six issuances of senior notes (Level 1 inputs) on or about March 31, 2015.  The fair values of these senior note obligations exceed their aggregate book values of $1,743,983 by $107,931 because these notes were trading at premiums to their face amounts.

We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). The fair value of our secured debt exceeds its book value of $609,032 by $66,837 because current market interest rates are lower than the market interest rates at the time we assumed the secured debt. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table and our senior unsecured notes and secured debt, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash and other unsecured debt. The fair values of these additional financial instruments approximate their carrying values at March 31, 2015 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that we lease to operators who provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities and skilled nursing facilities, or SNFs. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The “All Other” category in the following table includes amounts

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	For the Three Months Ended March 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$55,251	$—	$86,001	$4,532	$145,784
Residents fees and services	—	82,793	—	—	82,793
Total revenues	55,251	82,793	86,001	4,532	228,577

Expenses:
Property operating expenses	—	62,403	23,391	—	85,794
Depreciation	15,125	8,460	29,174	948	53,707
General and administrative	—	—	—	10,574	10,574
Acquisition related costs	—	—	—	1,158	1,158
Total expenses	15,125	70,863	52,565	12,680	151,233

Operating income (loss)	40,126	11,930	33,436	(8,148)	77,344

Interest and other income	—	—	—	75	75
Interest expense	(5,985)	(2,019)	(1,768)	(26,170)	(35,942)
Loss on extinguishment of debt	—	—	—	(1,409)	(1,409)
Income (loss) before income tax expense and equity in earnings of an investee	34,141	9,911	31,668	(35,652)	40,068
Income tax expense	—	—	—	(110)	(110)
Equity in earnings of an investee	—	—	—	72	72
Income (loss) from continuing operations	34,141	9,911	31,668	(35,690)	40,030
Discontinued operations:
Loss from discontinued operations	—	—	(241)	—	(241)
Net income (loss)	34,141	9,911	31,427	(35,690)	39,789

Total assets	$1,767,189	$967,751	$3,451,814	$350,341	$6,537,095

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2014
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$54,890	$—	$52,763	$4,402	$112,055
Residents fees and services	—	79,442	—	—	79,442
Total revenues	54,890	79,442	52,763	4,402	191,497

Expenses:
Property operating expenses	—	60,788	17,014	—	77,802
Depreciation	15,637	8,155	13,615	948	38,355
General and administrative	—	—	—	8,290	8,290
Acquisition related costs	—	—	—	122	122
Total expenses	15,637	68,943	30,629	9,360	124,569

Operating income (loss)	39,253	10,499	22,134	(4,958)	66,928

Interest and other income	—	—	—	105	105
Interest expense	(6,388)	(2,988)	(1,337)	(18,187)	(28,900)
Loss on extinguishment of debt	—	—	—	—	—
Income (loss) before income tax expense and equity in earnings of an investee	32,865	7,511	20,797	(23,040)	38,133
Income tax expense	—	—	—	(191)	(191)
Equity in earnings of an investee	—	—	—	(97)	(97)
Income (loss) from continuing operations	32,865	7,511	20,797	(23,328)	37,845
Discontinued operations:
Income from discontinued operations	—	—	1,300	—	1,300
Impairment of assets from discontinued operations	—	—	(721)	—	(721)
Income (loss) before gain on sale of properties	32,865	7,511	21,376	(23,328)	38,424
Gain on sale of properties	156	—	—	—	156
Net income (loss)	$33,021	$7,511	$21,376	$(23,328)	38,580

Total assets	$1,843,510	$949,468	$1,717,000	$268,689	$4,778,667

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 32.7% of our rental income for the three months ended March 31, 2015, and the properties Five Star leases from us represented 31.8% of our investments, at cost, as of March 31, 2015.  As of March 31, 2015, Five Star also managed 46 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR and others affiliated with them, including other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Five Star:  As of March 31, 2015, we leased 180 senior living communities to Five Star.  Five Star's total minimum annual rent payable to us as of March 31, 2015, was $191,007, excluding percentage rent.  We recognized total rental income from Five Star of $47,691 and $47,506 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, our rents receivable from Five Star were $15,893 and $17,310, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.  In April 2015 and 2014, we received estimated percentage rent payments from Five Star of $1,456 and $1,416 for the three months ended March 31, 2015 and 2014, respectively.  We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  During the three months ended March 31, 2015 and 2014, pursuant to the terms of our leases with Five Star, we purchased $4,550 and $8,614, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $367 and $689, respectively.

In February 2015, we and Five Star sold a vacant assisted living community located in Pennsylvania with 120 units for a sale price of $250; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $23 in accordance with the terms of the applicable lease.

As of March 31, 2015, Five Star managed 46 senior living communities for our account.  Pursuant to our management agreements with Five Star, we incurred management fees of $2,523 and $2,425 for the three months ended March 31, 2015 and 2014, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of income and comprehensive income.

In connection with our acquisition of 37 senior living communities in May 2015 described in Note 3, we terminated the pre-existing management agreements for 14 of these communities, with 881 living units, and entered into management agreements with Five Star to manage these communities for our account.

In April 2015, we entered into an agreement to acquire one senior living community with 40 private pay independent living units located in Cumming, GA, for approximately $9,750, excluding closing costs. We intend to acquire this community using a TRS structure and we expect to enter into a management agreement with Five Star to manage this community. This senior living community is adjacent to another community that we own which is managed by Five Star. This acquisition is subject to various conditions; accordingly, we can provide no assurance that we will purchase this property, that the acquisition and related expected management arrangement with Five Star will not be delayed or that the terms will not change.

Pursuant to the sublease agreement between one of our TRSs and D&R Yonkers LLC, D&R Yonkers LLC paid to us $752 and $730 in rent for the three months ended March 31, 2015 and 2014, respectively.  D&R Yonkers LLC is owned by our officers in order to accommodate certain state licensing requirements. Five Star manages the senior living community to which the sublease agreement relates.

RMR:  Pursuant to our business management agreement with RMR, we recognized business management fees of $8,869 and $6,682 for the three months ended March 31, 2015 and 2014, respectively. The business management fees we recognized for the 2014 and 2015 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 39,467 of our common shares to RMR for the three months ended March 31, 2015, as payment for a portion of the base business management fee we recognized for that period.

Pursuant to our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,438 and $1,638 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

SIR:  On January 29, 2015, we acquired from SIR, entities owning 23 MOBs that SIR acquired when its subsidiary merged with CCIT.  Our purchase price for these 23 MOBs was approximately $539,000, including the assumption of approximately $29,955 of mortgage debt.  These 23 MOBs contain approximately 2,170,000 square feet and are located in 12 states. As of March 31, 2015, $8,993 of amounts due from related persons included in other assets in our condensed consolidated balance sheet represented amounts owed to us from SIR related to working capital activity for the 23 MOBs as of the sale date. This amount was paid to us in April 2015.

AIC:  As of March 31, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,944, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income (loss) of $72 and ($97) related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three months ended March 31, 2015 and 2014, we recognized income tax expense of $110 and $191, respectively.

Note 12. Weighted Average Per Common Share Amounts

We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares for basic earnings per share	221,375	188,026
Effect of dilutive securities: unvested share awards	22	19
Weighted average common shares for diluted earnings per share	221,397	188,045

Note 13.  Pro Forma Information

During the three months ended March 31, 2015, we acquired 23 properties for an aggregate purchase price of $539,000, excluding closing costs, and including the assumption of $29,955 of mortgage debt with a weighted average interest rate of 4.73%.  We recognized rental income and property operating expenses from this acquisition of $7,046 and $1,094, respectively, for the three months ended March 31, 2015. In February 2015, we sold 31,050,000 of our common shares in a public offering raising net proceeds of approximately $659,750 after underwriting discounts and expenses.

During 2014, we purchased two senior living communities and two MOBs (three buildings) for $1,204,393, excluding closing costs. We also assumed $15,630 of mortgage debt at a weighted average interest rate of 6.28% related to one of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

our 2014 acquisitions. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807 after underwriting discounts and expenses.  Also in April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889 after underwriting discounts and expenses. In May 2014, we entered into a $350,000 term loan agreement, which bears interest at a rate of LIBOR plus a premium of 140 basis points.

The following table presents our pro forma results of operations for the three months ended March 31, 2015 and 2014 as if the acquisition of the 37 senior living communities described in Note 3 and the 2015 acquisition and financing activities described in the two preceding paragraphs had occurred on January 1, 2014, and the 2014 acquisition and financing activities described in the two paragraphs above had occurred on January 1, 2013.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Total revenues	$254,851	$254,301
Net income	$45,628	$36,065
Net income per share	$0.19	$0.15

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At March 31,  2015, we owned 392 properties (419 buildings) located in 39 states and Washington, D.C., including four properties  (seven buildings) classified as held for sale.  Of the properties classified as held for sale, one property (four buildings) is included in discontinued operations at March 31, 2015. On that date, the undepreciated carrying value of our properties, net of impairment losses, was $6.7 billion, excluding properties classified as held for sale. As of March 31, 2015, 97% of our net operating income, or NOI, came from properties where a majority of the charges are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q1 2015	Q1 2015
(As of March 31, 2015)	Properties	Square Feet		Carrying Value(2)	Investment	Square Foot(3)	NOI(4)	NOI

Facility Type
Independent living(5)	63	15,362		$1,958,906	29.2%	$127,516	$41,630	29.2%
Assisted living(5)	153	11,306		1,370,516	20.4%	$121,220	29,431	20.6%
Nursing homes(5)	44	4,638		201,010	3.0%	$43,340	4,475	3.1%
Subtotal senior living communities	260	31,306		3,530,432	52.6%	$112,772	75,536	52.9%
MOBs	121	11,312,444	sq. ft.	3,008,777	44.7%	$266	62,606	43.9%
Wellness centers	10	812,000	sq. ft.	180,017	2.7%	$222	4,532	3.2%
Total	391			$6,719,226	100.0%		$142,674	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	85	6,223		691,795	10.3%	$111,167	14,532	10.2%
Five Star (Lease No. 2)	49	7,044		693,447	10.4%	$98,445	15,728	11.0%
Five Star (Lease No. 3)	17	3,281		355,330	5.3%	$108,299	8,597	6.0%
Five Star (Lease No. 4)	29	3,335		390,775	5.8%	$117,174	8,728	6.1%
Subtotal Five Star	180	19,883		2,131,347	31.8%	$107,194	47,585	33.3%
Sunrise / Marriott(6)	4	1,619		126,326	1.9%	$78,027	3,131	2.2%
Brookdale	18	894		61,122	0.9%	$68,369	1,764	1.2%
6 private senior living companies (combined)	12	1,620		96,419	1.4%	$59,518	2,666	1.9%
Subtotal triple net leased senior living communities	214	24,016		2,415,214	36.0%	$100,567	55,146	38.6%
Managed senior living communities(7)	46	7,290		1,115,218	16.6%	$152,979	20,390	14.3%
Subtotal senior living communities	260	31,306		3,530,432	52.6%	$112,772	75,536	52.9%
MOBs	121	11,312,444	sq. ft.	3,008,777	44.7%	$266	62,606	43.9%
Wellness centers	10	812,000	sq. ft.	180,017	2.7%	$222	4,532	3.2%
Total	391			$6,719,226	100.0%		$142,674	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2015	2014	2015	2014

Five Star (Lease No. 1)	1.14x	1.22x	84.8%	84.7%
Five Star (Lease No. 2)	1.10x	1.15x	82.2%	81.8%
Five Star (Lease No. 3)	1.54x	1.63x	86.6%	87.8%
Five Star (Lease No. 4)	1.20x	1.18x	87.7%	86.4%
Subtotal Five Star	1.21x	1.26x	84.7%	84.5%
Sunrise / Marriott(6)	1.98x	1.91x	92.5%	92.3%
Brookdale	2.56x	2.51x	94.4%	95.1%
6 private senior living companies (combined)	1.93x	1.94x	85.2%	85.1%
Subtotal triple net leased senior living communities	1.35x	1.38x	85.6%	85.4%
Managed senior living communities(7)	NA	NA	88.5%	87.4%
Subtotal senior living communities	1.35x	1.38x	86.2%	85.8%
MOBs	NA	NA	96.2%	95.0%
Wellness centers	2.00x	2.18x	100.0%	100.0%
Total	1.39x	1.44x

(1)	Excludes properties classified in discontinued operations.
(2)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of March 31,  2015 for senior living communities classified as held for sale in the amount of  $1,280 which is included in Other Assets on our condensed consolidated balance sheets.

(3)	Represents investment carrying value divided by the number of living units, beds or square feet at March 31, 2015, as applicable.
(4)	NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(5)	Senior living properties are categorized by the type of living units or beds which constitute the largest number of the living units or beds at the property.
(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(7)	These 46 managed senior living communities are managed by Five Star. The occupancy for the twelve month period ended, or, if shorter, from the date of acquisitions through March 31, 2015 was 88.3%.
(8)

Operating data for MOBs are presented as of March 31,  2015 and 2014; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2014 and 2013, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

The following tables set forth information regarding our lease expirations as of March 31,  2015 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring	Expiring

2015	$937	$14,171	$—	$15,108	2.5%	2.5%
2016	—	23,827	—	23,827	4.0%	6.5%
2017	—	29,049	—	29,049	4.9%	11.4%
2018	14,666	29,372	—	44,038	7.4%	18.8%
2019	591	39,720	—	40,311	6.8%	25.6%
2020	—	23,033	—	23,033	3.9%	29.5%
2021	1,424	6,928	—	8,352	1.4%	30.9%
2022	—	10,041	—	10,041	1.7%	32.6%
2023	—	8,191	—	8,191	1.4%	34.0%
Thereafter	213,598	163,241	18,057	394,896	66.0%	100.0%
Total	$231,216	$347,573	$18,057	$596,846	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.5 years

(1)

Annualized rental income is rents pursuant to existing leases as of March 31,  2015, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers. Excludes properties classified in discontinued operations.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended March 31,  2015, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2015 — 2.2%; 2016 — 3.5%; 2017 — 4.3%, 2018 — 6.5%; 2019 — 5.9%; 2020 — 3.4%; 2021 — 1.2%; 2022 — 1.5%; 2023 — 1.2% and thereafter — 70.3%. In addition, if our leases to our TRSs were included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.4 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities(2)	MOBs	Centers	Total	Expiring	Expiring

2015	1	122	—	123	18.7%	18.7%
2016	—	88	—	88	13.4%	32.1%
2017	—	109	—	109	16.6%	48.7%
2018	1	85	—	86	13.1%	61.8%
2019	1	72	—	73	11.1%	72.9%
2020	—	43	—	43	6.5%	79.4%
2021	1	22	—	23	3.5%	82.9%
2022	—	25	—	25	3.8%	86.7%
2023	—	12	—	12	1.8%	88.5%
Thereafter	8	65	2	75	11.5%	100.0%
Total	12	643	2	657	100.0%

(1)	Excludes properties classified in discontinued operations.
(2)	Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring (1)
	Living Units / Beds(2)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2015	140	0.6%	0.6%	426,814	—	426,814	3.6%	3.6%
2016	—	—%	0.6%	978,301	—	978,301	8.4%	12.0%
2017	—	—%	0.6%	1,055,990	—	1,055,990	9.0%	21.0%
2018	1,619	6.7%	7.3%	960,044	—	960,044	8.2%	29.2%
2019	175	0.7%	8.0%	1,303,774	—	1,303,774	11.1%	40.3%
2020	—	—%	8.0%	1,072,124	—	1,072,124	9.2%	49.5%
2021	361	1.5%	9.5%	251,768	—	251,768	2.2%	51.7%
2022	—	—%	9.5%	441,762	—	441,762	3.8%	55.5%
2023	—	—%	9.5%	642,223	—	642,223	5.5%	61.0%
Thereafter	21,721	90.5%	100.0%	3,752,062	812,000	4,564,062	39.0%	100.0%
Total	24,016	100.0%		10,884,862	812,000	11,696,862	100.0%

(1)	Excludes properties classified in discontinued operations.
(2)

Excludes 7,290 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2015 — 0.4%, 2016 — 0.0%; 2017 — 0.0%; 2018 — 5.2%; 2019 — 0.6%; 2020 — 0.0%; 2021 — 1.2%; 2022 — 0.0%; 2023 — 0.0% and thereafter — 92.6%.

During the three months ended March 31,  2015, we entered into MOB lease renewals for 349,000 square feet and new leases for 30,000 square feet. The weighted average annual rental rate for leases entered into during the quarter was $20.47 per square foot, and these rental rates were, on a weighted average basis, 8.8% above previous rents charged for the same space.  Average lease terms for leases entered into during the first quarter of 2015 were 3.9 years based on square footage.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the first quarter of 2015 totaled $4.6 million, or $12.11 per square foot on average (approximately $3.07 per square foot per year of the lease term).

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

	Three Months Ended
	March 31,
	2015	2014

Revenues:
Triple net leased senior living communities	$55,251	$54,890
Managed senior living communities	82,793	79,442
MOBs	86,001	52,763
All other operations	4,532	4,402
Total revenues	$228,577	$191,497

Net income:
Triple net leased senior living communities	$34,141	$33,021
Managed senior living communities	9,911	7,511
MOBs	31,427	21,376
All other operations	(35,690)	(23,328)
Net income	$39,789	$38,580

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31,  2015 Compared to Three Months Ended March 31, 2014 (dollars in thousands):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the first quarter 2015 results against the comparable 2014 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Total properties	214	220	214	214
# of units / beds	24,016	24,539	24,016	24,016
Tenant operating data(2)
Occupancy	85.3%	84.8%	85.6%	85.4%
Rent coverage	1.33x	1.36x	1.35x	1.38x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2014.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2014 and 2013 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple-net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple-net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Three Months Ended March 31,
	2015	2014	Change	% Change

Rental income	$55,251	$54,890	$361	0.7%
Net operating income (NOI)	55,251	54,890	361	0.7%

Depreciation expense	(15,125)	(15,637)	512	3.3%
Operating income	40,126	39,253	873	2.2%

Interest expense	(5,985)	(6,388)	403	6.3%
Gain on sale of properties	—	156	(156)	(100.0)%
Net income	$34,141	$33,021	$1,120	3.4%

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

Rental income. Rental income increased primarily due to increased rents resulting from our purchase of approximately $30,354 of improvements made to our properties that are leased by Five Star since January 1, 2014, partially offset by the sale of seven senior living communities since January 1, 2014. Rental income increased year over year on a comparable property basis by $747, primarily as a result of our improvement purchases at certain of the 214 communities we have owned continuously since January 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Depreciation expense.  Depreciation expense recognized in this segment decreased as a result of the sale of seven senior living communities since January 1, 2014. This decrease was partially offset by our purchase of improvements made to our properties that are leased by Five Star since January 1, 2014.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by certain of these properties.  The decrease in interest expense is the result of the October 2014 prepayment of a $14,700 loan incurred in connection with certain revenue bonds that had an interest rate of 5.875%, and the October 2014 prepayment of one mortgage note with a principal balance of $11,926 and an interest rate of 6.25%, as well as the regularly scheduled amortization of our mortgage debt.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Total properties	46	44	44	44
# of units / beds	7,290	7,063	7,063	7,063
Occupancy:	88.0%	88.8%	87.9%	88.8%
Average monthly rate	$4,300	$4,228	$4,305	$4,228

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2014.

Managed senior living communities, all properties:

	Three Months Ended March 31,
	2015	2014	Change	% Change

Residents fees and services	$82,793	$79,442	$3,351	4.2%
Property operating expenses	(62,403)	(60,788)	(1,615)	(2.7)%
Net operating income (NOI)	20,390	18,654	1,736	9.3%

Depreciation expense	(8,460)	(8,155)	(305)	(3.7)%
Operating income	11,930	10,499	1,431	13.6%

Interest expense	(2,019)	(2,988)	969	32.4%
Net income	$9,911	$7,511	$2,400	32.0%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services primarily relates to the acquisition of two managed senior living communities in December 2014 as well as an increase in average monthly rate in the first quarter of 2015.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The increase in property operating expenses primarily relates to the acquisition of two managed senior living communities in December 2014.

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

Depreciation expense.    Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in-place resident agreements assumed upon the acquisition of a community. Depreciation expense increased primarily as a result of the acquisition of two managed senior living communities in December 2014. This increase was slightly offset by a decrease in amortization expense noted above as the result of a number of resident agreements being fully amortized in 2014.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of three loans in June and December 2014 that had a total principal balance of $47,115 and a weighted average interest rate of 6.0%, the repayment of a loan in February 2015 that had a principal balance of $29,227 and an interest rate of 6.0%, as well as regularly scheduled amortization of our mortgage debt.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2014):

	Three Months Ended March 31,
	2015	2014	Change	% Change

Residents fees and services	$80,186	$79,442	$744	0.9%
Property operating expenses	(60,608)	(60,788)	180	0.3%
Net operating income (NOI)	19,578	18,654	924	5.0%

Depreciation expense	(7,927)	(8,155)	228	2.8%
Operating income	11,651	10,499	1,152	11.0%

Interest expense	(2,019)	(2,988)	969	32.4%
Net income	$9,632	$7,511	$2,121	28.2%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average daily rate at the 44 communities we have owned continuously since January 1, 2014.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses decreased principally because of slight decreases in utility expenses, real estate taxes and other direct costs of operating properties.

Net operating income.    The increase in NOI reflects the net changes in residents fees and services less the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non-GAAP Financial Measures”.

Depreciation expense.    Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in-place resident agreements assumed upon the acquisition of a community. A number of these resident agreements were fully amortized in 2014, resulting in a decrease in depreciation expense in the first quarter of 2015. This decrease was partially offset by an increase in depreciation expense resulting from our purchase of improvements at these properties.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by certain of these properties.  Interest expense decreased as a result of the repayment of three loans in June and December 2014 that had a total principal balance of $47,115 and a weighted average interest rate of 6.0%, the repayment of a loan in February 2015 that had a principal balance of $29,227 and an interest rate of 6.0%, as well as regularly scheduled amortization of our mortgage debt.

MOBs:

	All Properties(1)		Comparable Properties (1) (2)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Total properties	121	96	96	96
Total buildings	145	119	119	119
Total square feet(3)	11,312	7,882	7,882	7,882
Occupancy(4)	96.2%	95.0%	94.6%	95.0%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since January 1, 2014.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2015	2014	Change	% Change

Rental income	$86,001	$52,763	$33,238	63.0%
Property operating expenses	(23,391)	(17,014)	(6,377)	(37.5)%
Net operating income (NOI)	62,610	35,749	26,861	75.1%

Depreciation / amortization expense	(29,174)	(13,615)	(15,559)	(114.3)%
Operating income	33,436	22,134	11,302	51.1%

Interest expense	(1,768)	(1,337)	(431)	(32.2)%
Income from continuing operations	31,668	20,797	10,871	52.3%
Discontinued operations:
(Loss) income from discontinued operations	(241)	1,300	(1,541)	(118.5)%
Impairment of assets from discontinued operations	—	(721)	721	100.0%
Net income	$31,427	$21,376	$10,051	47.0%

Rental income. Rental income increased primarily because of rents from 25 MOBs (26 buildings) we acquired for approximately $1,695,963 since January 1, 2014.  Rental income includes non-cash straight line rent adjustments totaling $3,319 and $1,478 and net amortization of approximately $1,143 and $(777) of above and below market lease adjustments for the three months ended March 31,  2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties.  Property operating expenses increased primarily because of our MOB acquisitions since January 1, 2014.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense increased primarily because of our MOB acquisitions since January 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The increase in interest expense is the result of our assumption of $45,585 of mortgage debt in connection with our acquisition of three MOBs (three buildings) since January 1, 2014 with a weighted average interest rate of 5.3%, partially offset by the regularly scheduled amortization of our mortgage debt.

(Loss) income from discontinued operations. Loss from discontinued operations for the three months ended March 31, 2015 relates to the one MOB (four buildings) which was majority vacant during the period classified as held for sale as of March 31,  2015. The loss also resulted from the decline in offsetting income primarily due to the sale of three MOBs (three buildings) during the second and third quarters of 2014.

Impairment of assets from discontinued operations. During the three months ended March 31,  2014, we recorded impairment of assets charges of $721 to reduce the carrying value of two of our MOBs (five buildings) to their estimated sales prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2014)(1):

	Three Months Ended March 31,
	2015	2014	Change	% Change

Rental income	$52,065	$52,763	$(698)	(1.3)%
Property operating expenses	(17,152)	(17,014)	(138)	(0.8)%
Net operating income (NOI)	34,913	35,749	(836)	(2.3)%

Depreciation / amortization expense	(13,604)	(13,615)	11	0.1%
Operating income	21,309	22,134	(825)	(3.7)%

Interest expense	(1,321)	(1,337)	16	1.2%
Net income	$19,988	$20,797	$(809)	(3.9)%

(1)	Excludes properties classified in discontinued operations.

Rental income. Rental income decreased as a result of a reduction in same store occupancy from 95.0% at March 31, 2014 to 94.6% at March 31, 2015, as well as several lease renewals at lower rental rates. Rental income includes non-cash straight line rent adjustments totaling $1,120 and $1,478 and net amortization of approximately $(829) and $(777) of above and below market lease adjustments for the three months ended March 31,  2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. Property operating costs increased principally because of increases in salaries and benefits, landscaping (which includes snow removal), real estate taxes and other direct costs of operating properties. These expenses were partially offset by a decrease in utilities, resulting from a decrease in heating oil costs in the first quarter of 2015 compared to the first quarter of 2014.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation / amortization expense.  Depreciation / amortization expense slightly decreased primarily because of a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and depreciation expense on fixed assets.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by certain of these properties.  The slight decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations:  (1)

	Three Months Ended March 31,
	2015	2014	Change	% Change

Rental income	$4,532	$4,402	$130	3.0%

Expenses:
Depreciation	(948)	(948)	—	—
General and administrative	(10,574)	(8,290)	(2,284)	(27.6)%
Acquisition related costs	(1,158)	(122)	(1,036)	(849.2)%
Total expenses	(12,680)	(9,360)	(3,320)	(35.5)%
Operating loss	(8,148)	(4,958)	(3,190)	(64.3)%

Interest and other income	75	105	(30)	(28.6)%
Interest expense	(26,170)	(18,187)	(7,983)	(43.9)%
Loss on extinguishment of debt	(1,409)	—	(1,409)	100.0%
Loss before income tax expense and equity in earnings of an investee	(35,652)	(23,040)	(12,612)	(54.7)%
Income tax expense	(110)	(191)	81	42.4%
Equity in earnings (losses) of an investee	72	(97)	169	174.2%
Net loss	$(35,690)	$(23,328)	$(12,362)	(53.0)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income increased due to scheduled rent increases at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $138 in both the three months ended March 31,  2015 and 2014. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended March 31, 2015 and 2014.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended March 31, 2015 and 2014 and we generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since April 1, 2014.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2015 and 2014. Acquisition related costs increased as a result of our acquisition of 23 MOBs in January 2015.

Interest and other income.  The decrease in interest and other income is primarily a result of less dividend income from our shares of EQC.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014 as well as our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points.

Loss on extinguishment of debt.    In December 2014, we entered an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we received a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and recognized a loss of $1,409 on extinguishment of debt in the first quarter of 2015.

Equity in earnings (losses) of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three months ended March 31,  2015 and 2014.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

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

Our calculations of FFO and Normalized FFO for the three months ended March 31,  2015 and 2014 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table.

	Three Months Ended
	March 31,
	2015	2014

Net income	$39,789	$38,580
Depreciation expense from continuing operations	53,707	38,355
Gain on sale of properties	—	(156)
Impairment of assets from discontinued operations	—	721
FFO	93,496	77,500
Acquisition related costs from continuing operations	1,158	122
Loss on extinguishment of debt	1,409	—
Percentage rent adjustment(1)	2,500	2,500
Normalized FFO	$98,563	$80,122

Weighted average shares outstanding (basic)	221,375	188,026
Weighted average shares outstanding (diluted)	221,397	188,045

FFO per share (basic and diluted)	$0.42	$0.41
Normalized FFO per share (basic and diluted)	$0.45	$0.43
Net income per share (basic and diluted)	$0.18	$0.21
Distributions declared per share	$0.39	$0.39

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

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31,  2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$55,251	$54,890
Managed communities NOI	20,390	18,654
MOB NOI	62,610	35,749
All other operations NOI	4,532	4,402
Total NOI	142,783	113,695
Depreciation expense	(53,707)	(38,355)
General and administrative expense	(10,574)	(8,290)
Acquisition related costs	(1,158)	(122)
Operating income	77,344	66,928

Interest and other income	75	105
Interest expense	(35,942)	(28,900)
Loss on extinguishment of debt	(1,409)	—
Income before income tax expense and equity in earnings of an investee	40,068	38,133
Income tax expense	(110)	(191)
Equity in earnings of an investee	72	(97)
Income from continuing operations	40,030	37,845
(Loss) income from discontinued operations	(241)	1,300
Impairment of assets from discontinued operations	—	(721)
Income before gain on sale of assets	39,789	38,424
Gain on sale of assets	—	156
Net income	$39,789	$38,580

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows: (i) cash provided by operating activities increased from $90.1 million in 2014 to $104.1 million in 2015; (ii) cash used for investing activities increased from $64.8 million in 2014 to $521.1 million in 2015; and (iii) cash flows from financing activities increased from $31.6 million of cash used in financing activities in 2014 to $467.2 million of cash provided by financing activities in 2015.

The increase in cash provided by operating activities for the three months ended March 31, 2015 compared to the prior year was due primarily to increased operating cash flow from our acquisitions after April 1, 2014. The increase in cash used in investing activities for the three months ended March 31, 2015 compared to the prior year was due primarily to our acquisition of 23 MOBs  (23 buildings) in January 2015 for an aggregate purchase price of $539.0 million, excluding acquisition costs and including mortgage debt assumed of $30.0 million. We did not acquire any properties in the first quarter of 2014, and our cash used for investing activities was primarily a $50.0 million deposit related to one MOB (two buildings) that we acquired in May 2014. The increase in cash provided by financing activities for the three months ended March 31, 2015 compared to the prior year was due primarily to our public equity offering in February 2015 to fund the acquisition of 23 MOBs (23 buildings) described above.

Our Investment and Financing Liquidity and Resources

As of March 31,  2015, we had $77.8 million of cash and cash equivalents and $750.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities,  cash flow from our operations and possible assumption of mortgage debt on acquired properties to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, the credit agreement governing our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of March 31, 2015. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.47%. As of March 31, 2015 and May 5, 2015, we had no amounts and $550.0 million outstanding under our revolving credit facility, respectively. We may also assume outstanding mortgage debt in connection with our acquisitions of properties or place new mortgages on properties we own.

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

In February 2015, we repaid a mortgage note for approximately $29.2 million that had a maturity date in March 2015 with an interest rate of 6.02% encumbering one of our properties. In April 2015, we prepaid a mortgage note for approximately $6.3 million that had a maturity date in October 2015 with an interest rate of 5.81%.

In January 2015, we acquired 23 MOBs (23 buildings), for approximately $539.0 million, including the assumption of approximately $30.0 million of mortgage debt with a weighted average interest rate of 4.73%.  The MOBs contain approximately 2.2 million square feet and are located in 12 states. The 23 properties were purchased from SIR in connection with the acquisition by SIR of CCIT. We used borrowings under our revolving credit facility to fund the cash payment of this acquisition.

In December 2014, we entered into a purchase agreement to acquire 38 senior living communities with 3,466 living units located in 16 states for $790.0 million, excluding closing costs. In May 2015, we completed the acquisition of 37 of these senior living communities with 3,379 living units for $762.6 million, and we amended the purchase agreement to accommodate a delayed closing of the one remaining senior living community with 87 living units.  We financed this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $139.2 million of mortgage debt with a weighted average interest rate of 4.59%. The acquisition of the remaining senior living community is expected to close by year end 2015, but this acquisition is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change.

In April 2015, we entered into an agreement to acquire one senior living community with 40 private pay independent living units located in Cumming, GA, for approximately $9.8 million, excluding closing costs. We intend to finance this acquisition using cash on hand and borrowings under our revolving credit facility. This acquisition is subject to various conditions; accordingly, we can provide no assurance that we will purchase this property, that the acquisition will not be delayed or that the terms will not change.

In February 2015, we sold one vacant senior living community located in Pennsylvania with 120 assisted living units for approximately $250,000, excluding closing costs. In April 2015, we sold one MOB (four buildings) located in New Mexico for $1.5 million, excluding closing costs.

During the three months ended March 31,  2015, pursuant to the terms of our existing leases with Five Star, we purchased $4.6 million of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.4 million.  We used cash on hand to fund these purchases.

During the three months ended March 31,  2015 and 2014, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
MOB tenant improvements(1) (2)	$1,348	$1,807
MOB leasing costs(1) (3)	1,069	684
MOB building improvements(1) (4)	487	1,172
Managed senior living communities capital improvements	2,162	2,432
Development, redevelopment and other activities(5)	5,526	2,423
Total capital expenditures	$10,592	$8,518

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (1) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (2) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended March 31,  2015, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	30	349	379
Total leasing costs and concession commitments(1)	$775	$3,814	$4,589
Total leasing costs and concession commitments per square foot(1)	$25.63	$10.94	$12.11
Weighted average lease term (years)(2)	6.1	3.7	3.9
Total leasing costs and concession commitments per square foot per year(1)	$4.17	$2.97	$3.07

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of March 31, 2015, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded the foregoing capital expenditures and we expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $660.0 million, before expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes.

On January 12, 2015, we declared a quarterly distribution of $0.39 per common share, or $79.5 million, to our common shareholders of record on January 23, 2015 for the quarter ended December 31, 2014. This distribution was paid to shareholders on February 24, 2015 using cash on hand and borrowings under our revolving credit facility.

On April 13, 2015, we declared a quarterly distribution of $0.39 per common share, or $91.7 million, to our common shareholders of record on April 24, 2015, for the quarter ended March 31, 2015. We expect to pay this distribution on or about May 21, 2015 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of March 31,  2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues,  expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2015 were: (1) six public issuances of senior unsecured notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due 2016, (b) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (2) our $350.0 million principal amount term loan; and (3) $609.0 million aggregate principal amount of mortgages secured by 46 of our properties (48 buildings) with maturity dates from 2015 to 2043. We also have two properties encumbered by capital leases totaling $12.6 million at March 31, 2015.  The capital leases expire in 2026. We had no amounts outstanding under our unsecured revolving credit facility as of March 31, 2015. Our credit agreement for our unsecured revolving credit facility and our unsecured term loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our senior unsecured notes are governed by an indenture. This indenture and its supplements and our revolving credit facility and term loan agreements contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of March 31, 2015, we believe we were in compliance with all of the covenants under our indenture and its supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior unsecured notes indenture and its supplements, nor our credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement and term loan agreements our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our credit facility and term loan agreements would increase.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of more than $20.0 million. Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR and others affiliated with them, including other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with our related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including Five Star and businesses to which RMR or its affiliates provide management services.

Financial information about Five Star may be found on the website of the SEC by entering Five Star’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to Five Star’s financial information on this external website is presented to comply with applicable accounting guidance of the SEC. Except for such financial information contained therein as is included herein under such guidance, Five Star’s public filings and other information located in external websites are not incorporated by reference into this Quarterly Report on Form 10-Q.

Impact of Government Reimbursement

As of March 31, 2015, approximately 97% of our NOI was generated from properties where a majority of the NOI is derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, updates prospective payment system rates each year. CMS issued updated Medicare prospective payment system rates for SNFs effective October 1, 2013, which CMS estimated would result in a net increase of approximately 1.3% in aggregate Medicare payments for SNFs, or approximately $470 million, in federal fiscal year 2014. CMS issued updated Medicare prospective payment rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS is applying a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment and will result in an aggregate increase of approximately $750 million in payments to SNFs in federal fiscal year 2015.

On April 15, 2015, CMS released its proposed rule for the Medicare prospective payment system for SNFs for federal fiscal year 2016, which would take effect on October 1, 2015. As part of this rule, CMS proposes to apply a net increase of 1.4% to Medicare payment rates for SNFs, which takes into account a 2.6% market basket increase reduced by a 0.6% forecast error and a 0.6% productivity adjustment and would result in an aggregate increase of approximately $500 million in payments to SNFs in federal fiscal year 2016. As discussed in our Annual Report, Medicare rates have also been subject to reductions since April 2014 due to sequestration. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018.

As part of its rule for federal fiscal year 2016, CMS proposes to amend the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.  CMS also proposes to establish a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2% for SNFs that fail to submit required quality data.  In addition, CMS proposes a 30-day all-cause all-condition hospital readmission measure for SNFs, to be adopted as part of a new value-based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014, or PAMA.

Our tenants’ and our and our managers’ Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS.  On April 14, 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 until January 1, 2018, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

We are unable to predict the overall impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare payment systems and rates.

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of April 29, 2015, 17 states have elected not to broaden Medicaid eligibility under the ACA at this time, and four remain undecided;

those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. In addition, although Medicaid is exempt from the sequestration process noted above, some of the states in which our senior living communities operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs.

The ACA also includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms, and increased funding for Medicare and Medicaid program integrity control initiatives. We are unable to predict the impact on us, our tenants and our managers of the insurance reforms, payment reforms, and healthcare delivery systems reforms contained in and to be developed pursuant to the ACA. Expanded insurance availability may provide more paying customers to us, our tenants and managers. If the changes implemented under the ACA result in reduced payments for services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our or our tenants’ costs, including the rents and management fees paid to us, our future financial results could be adversely and materially affected.

In addition, on November 7, 2014, the U.S. Supreme Court agreed to hear a lawsuit challenging the legality of an Internal Revenue Service regulation that allows eligible individuals in all states to receive subsidies for health insurance under the ACA, even in states that have not established their own health exchanges. Such subsidies have provided certain eligible taxpayers with the ability to purchase or maintain health insurance. We are unable to predict the outcome of that challenge or its impact on our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2014. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2015, our outstanding fixed rate debt included the following (dollars in thousands)(1):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(2)	Rate(2)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.30%	10,750	2016	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	287,385	6.71%	19,284	2019	Monthly
Mortgages	84,347	5.924%	4,997	2016	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	44,409	6.54%	2,904	2017	Monthly
Mortgage	18,000	4.65%	837	2016	Monthly
Mortgage	15,198	6.28%	954	2022	Monthly
Mortgages	12,401	5.66%	702	2015	Monthly
Mortgage	12,134	6.25%	758	2016	Monthly
Mortgage	11,925	4.85%	578	2022	Monthly
Mortgage	11,009	6.15%	677	2017	Monthly
Mortgage	9,164	5.95%	545	2038	Monthly
Mortgage	9,133	6.73%	615	2018	Monthly
Mortgage (3)	6,294	5.81%	366	2015	Monthly
Mortgage	6,210	5.97%	371	2016	Monthly
Mortgage	5,599	5.86%	328	2017	Monthly
Mortgage	4,885	5.65%	276	2015	Monthly
Mortgage	4,574	4.38%	200	2043	Monthly
Mortgage	4,377	5.81%	254	2015	Monthly
Mortgage	3,323	6.25%	208	2033	Monthly
Mortgage	2,649	7.31%	194	2022	Monthly
Mortgage	2,707	5.88%	159	2015	Monthly
Mortgage	1,309	7.85%	103	2022	Monthly
	$2,359,032		$127,323

(1)

We assumed secured fixed rate debt of $139.2 million with a weighted average interest rate of 4.59% encumbering 16 properties in connection with our acquisition of 37 senior living communities in May 2015. As these debt assumptions occurred after March 31, 2015, they are not reflected in the above table.

(2)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(3)	We repaid this debt in April 2015.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2015, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $20.6 million.

Our senior unsecured notes and some of our mortgages contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

At March 31, 2015, our current floating rate debt obligations consisted of our $750.0 million unsecured revolving credit facility, under which we had no outstanding borrowings, and our $350.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate	Debt	Expense Per Year	Share Impact (1)
At March 31, 2015	1.57%	$350,000	$5,495	$0.02
100 basis point increase	2.57%	$350,000	$8,995	$0.04

(1)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2015 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	per Share Impact(2)
At March 31, 2015	1.50%	$1,100,000	$16,500	$0.07
100 basis point increase	2.50%	$1,100,000	$27,500	$0.12

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loan as of March 31, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2015.

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

Although we have no present plans to do so, we may in the future enter into hedge agreements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March  31,  2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES AND LIQUIDITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH BASIS NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,

•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR, AIC, D&R YONKERS LLC, SIR AND THEIR RELATED PERSONS AND ENTITIES,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND FIVE STAR MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•	MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS,

•

CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA AND EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS,

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,

•	CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,

•	INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS AND LEASED AND MANAGED COMMUNITIES, AND

•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING,

•

IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR EXPECTED RETURN ON OUR INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES OR OUR OTHER INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE

INCUR TO LEASE AND OPERATE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•	OUR TENANTS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.2 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING SALES OR ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

IN MAY 2015, WE ACQUIRED 37 SENIOR LIVING COMMUNITIES. THE CLOSING OF AN ADDITIONAL SENIOR LIVING COMMUNITY RELATED TO THIS TRANSACTION WAS DELAYED. THE ACQUISITION OF THE REMAINING SENIOR LIVING COMMUNITY IS EXPECTED TO CLOSE BY YEAR END 2015, BUT THIS ACQUISITION IS SUBJECT TO CLOSING CONDITIONS. THESE CONDITIONS MAY NOT BE SATISFIED AND THE ACQUISITION MAY BE DELAYED FURTHER OR THE TERMS MAY CHANGE,

•

WE HAVE AGREED TO ACQUIRE ONE SENIOR LIVING COMMUNITY THAT IS PENDING.  THIS TRANSACTION IS SUBJECT TO CLOSING CONDITIONS.  THESE CONDITIONS MAY NOT BE SATISFIED AND THE ACQUISITION AND THE RELATED EXPECTED MANAGEMENT

ARRANGEMENT WITH FIVE STAR MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS MAY CHANGE,

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

•

AS OF MARCH 31, 2015, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAY SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•

WE CURRENTLY HAVE THREE PROPERTIES  (THREE BUILDINGS) CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF ANY OR ALL OF THESE PROPERTIES MAY NOT OCCUR, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR, AIC, D&R YONKERS LLC, SIR AND OTHERS AFFILIATED WITH THEM BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGED MEDICARE AND MEDICAID RATES, NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, February 6 and March 8, 2015, we issued 12,574,  12,689 and 11,347 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

As previously disclosed, on December 22, 2014, we entered into a Purchase and Sale Agreement and Joint Escrow Instructions, or the Purchase Agreement, with CNL Lifestyle Properties, Inc. and certain of its subsidiaries, to acquire 38 senior living communities located in 16 states for an aggregate purchase price of approximately $790.0 million, including assumed debt but excluding closing costs.  These communities include an aggregate of 3,466 living units, comprised of 826 independent living units, 1,860 assisted living units, 744 memory care units and 36 skilled nursing facility units.  On May 1, 2015, we completed the acquisition of 37 of these senior living communities with 3,379 living units for $762.6 million, and we amended the Purchase Agreement to accommodate a delayed closing of the remaining one senior living community with 87 living units.  The acquisition of the remaining senior living community is expected to close before year end 2015, but this acquisition is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change.  The foregoing description of the Purchase Agreement, as amended, is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which was previously filed as Exhibit 2.1 to our Current Report on Form 8-K dated December 22, 2014, and to the First Amendment to the Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, each of which is incorporated by reference herein.

We financed this acquisition with cash on hand, by assuming approximately $139.2 million of mortgage debt with a weighted average interest rate of 4.59% and by applying approximately $550.0 million drawn under our $750.0 million unsecured revolving credit facility on April 30, 2015.  Our revolving credit facility matures on January 15, 2018, subject to an option to extend the stated maturity date by one year, and the interest rate payable on borrowings under our revolving credit facility is LIBOR plus a premium of 130 basis points, which was 1.48% as of the date of the drawing.  See Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the terms of our revolving credit facility.

Nineteen of these 38 communities, including the one community that we have not yet acquired, are leased to seven senior living operators.  The 19 remaining communities were acquired using TRS structures.  Five of these 19 communities will continue to be managed by the current third party senior living operator.  Pursuant to pre-existing management agreements, we paid fees of $975,500 and terminated the agreements for the remaining 14 of these 19 communities and we entered into management agreements with Five Star to manage these 14 communities.  A representative form of these management agreements is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.  For further information regarding our relationship and historical and continuing transactions with Five Star, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference, as well as our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the SEC.

Any required financial statements or pro forma information in connection with the acquisition reported in this Item 5 will be filed with the SEC within the time period prescribed by Item 9.01(a)(4) of Form 8-K.

Item 6.    Exhibits.

2.1

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 1, 2015, among CNL Lifestyle Properties, Inc. and certain of its subsidiaries identified therein, as Sellers, and the Company, as Purchaser. (Filed herewith.)

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

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

10.1

Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Representative form of Management Agreement, dated March 30, 2015, between certain subsidiaries of the Company and FVE Managers, Inc. (Filed herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: May 6, 2015

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: May 6, 2015