Form 10-Q
period 2015-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2015-08-06
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of registrant’s common shares outstanding as of August 5, 2015: 237,398,662.

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2015

References in this Quarterly Report on Form 10-Q to “SNH”, “we”, “us” or “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$785,453	$683,979
Buildings and improvements	6,606,768	5,554,632
	7,392,221	6,238,611
Less accumulated depreciation	(1,066,686)	(983,850)
	6,325,535	5,254,761
Cash and cash equivalents	52,231	27,594
Restricted cash	9,121	10,544
Deferred financing fees, net	27,691	30,549
Acquired real estate leases and other intangible assets, net	650,020	472,788
Other assets	283,428	172,033
Total assets	$7,348,026	$5,968,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$615,000	$80,000
Unsecured term loan	350,000	350,000
Senior unsecured notes, net of discount	1,744,339	1,743,628
Secured debt and capital leases	730,213	627,076
Accrued interest	21,258	20,046
Assumed real estate lease obligations, net	120,732	122,826
Other liabilities	200,263	72,286
Total liabilities	3,781,805	3,015,862

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,398,662 and 203,910,305 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,374	2,039
Additional paid in capital	4,530,734	3,825,063
Cumulative net income	1,429,797	1,353,622
Cumulative other comprehensive income	6,146	3,329
Cumulative distributions	(2,402,830)	(2,231,646)
Total shareholders’ equity	3,566,221	2,952,407
Total liabilities and shareholders’ equity	$7,348,026	$5,968,269

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$155,546	$127,669	$301,329	$239,724
Residents fees and services	91,856	79,039	174,649	158,481
Total revenues	247,402	206,708	475,978	398,205

Expenses:
Property operating expenses	93,592	79,786	179,386	157,590
Depreciation	62,511	46,703	116,218	85,058
General and administrative	11,674	9,577	22,248	17,866
Acquisition related costs	4,617	2,512	5,775	2,635
Total expenses	172,394	138,578	323,627	263,149

Operating income	75,008	68,130	152,351	135,056

Interest and other income	142	154	217	258
Interest expense	(37,907)	(34,112)	(73,848)	(63,012)
Loss on early extinguishment of debt	(39)	—	(1,448)	—
Income from continuing operations before income tax expense and equity in earnings of an investee	37,204	34,172	77,272	72,302
Income tax expense	(129)	(155)	(239)	(346)
Equity in earnings of an investee	23	118	95	21
Income from continuing operations	37,098	34,135	77,128	71,977
Discontinued operations:
(Loss) income from discontinued operations	(109)	741	(350)	2,041
Impairment of assets from discontinued operations	(602)	387	(602)	(334)
Income before gain on sale of properties	36,387	35,263	76,176	73,684
Gain on sale of properties	—	2,396	—	2,552
Net income	$36,387	$37,659	$76,176	$76,236

Other comprehensive income:
Change in net unrealized gain (loss) on investments	1,387	640	2,835	(1,280)
Share of comprehensive (loss) income of an investee	(64)	31	(19)	50
Other comprehensive income (loss)	1,323	671	2,816	(1,230)
Comprehensive income	$37,710	$38,330	$78,992	$75,006

Weighted average common shares outstanding (basic)	235,549	199,830	228,501	193,962
Weighted average common shares outstanding (diluted)	235,592	199,867	228,534	193,990

Per common share amounts (basic and diluted):
Income from continuing operations	0.16	0.18	0.34	0.38
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net income	$0.15	$0.19	$0.33	$0.39

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$76,176	$76,236
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	116,218	85,058
Amortization of deferred financing fees and debt discounts and premiums	3,096	3,011
Straight line rental income	(8,699)	(3,938)
Amortization of acquired real estate leases and other intangible assets	(2,376)	153
Loss on early extinguishment of debt	1,448	—
Impairment of assets	602	334
Other non-cash adjustments	(510)	—
Gain on sale of properties	—	(2,552)
Gain on sale of investments	(71)	—
Equity in earnings of an investee	(95)	(21)
Change in assets and liabilities:
Restricted cash	1,423	1,555
Other assets	(2,803)	7,007
Accrued interest	1,212	4,562
Other liabilities	30,914	7,597
Cash provided by operating activities	216,535	179,002

Cash flows from investing activities:
Real estate acquisitions and deposits	(1,103,732)	(1,143,340)
Real estate improvements	(35,322)	(37,334)
Investment in Affiliates Insurance Company	—	(825)
Investment in Reit Management & Research Inc.	(16,528)	—
Proceeds from sale of properties	1,750	17,900
Proceeds from sale of investments	6,571	—
Cash used for investing activities	(1,147,261)	(1,163,599)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	659,502	322,864
Proceeds from issuance of unsecured senior notes, net of discount	—	648,914
Proceeds from unsecured term loan	—	350,000
Proceeds from borrowings on revolving credit facility	1,210,000	90,000
Repayments of borrowings on revolving credit facility	(675,000)	(190,000)
Repayment of other debt	(66,431)	(42,201)
Loss on early extinguishment of debt settled in cash	(1,523)	—
Payment of deferred financing fees	—	(8,038)
Distributions to shareholders	(171,185)	(146,783)
Cash provided by financing activities	955,363	1,024,756

Increase in cash and cash equivalents	24,637	40,159
Cash and cash equivalents at beginning of period	27,594	39,233
Cash and cash equivalents at end of period	$52,231	$79,392

Supplemental cash flow information:
Interest paid	$69,541	$55,439
Income taxes paid	477	106

Non-cash investing activities:
Investment acquired by issuance of common shares	(44,461)	—
Acquisitions funded by assumed debt	(169,136)	(15,630)

Non-cash financing activities:
Assumption of mortgage notes payable	169,136	15,630
Issuance of common shares	46,503	1,511

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

Note 2.  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update will reduce the number of any future property dispositions we make to be presented as discontinued operations in our condensed consolidated financial statements. We adopted this update on January 1, 2015.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. When adopted, deferred financing costs of $24,223 and $26,339 as of June 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

Note 3.  Real Estate Properties

At June 30, 2015, we owned 428 properties (452 buildings) located in 43 states and Washington, D.C. We have accounted, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

Triple Net Leased Senior Living Community Acquisitions:

As previously disclosed, in May 2015, we acquired 37 senior living communities with 3,352 living units for an aggregate contractual purchase price of approximately $762,611, excluding additional consideration of $1,391 related to allocated debt issuance costs. Eighteen of the 37 acquired communities are triple net leased senior living communities with 2,119 living units. We acquired these 18 communities for an allocated purchase price of approximately $454,026, including the assumption of approximately $44,395 of mortgage debt with a weighted average annual interest rate of 5.07%, and excluding closing costs. As of the date acquired, the weighted average amortization period for capitalized lease origination values was 11.8 years. These 18 communities are leased to seven senior living operators. The remaining 19 senior living communities are managed as described below.

The closing of one additional triple net leased senior living community, under the same purchase agreement for the 37 senior living communities described above, with 87 living units was delayed. The acquisition of this community is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change.

Triple Net Leased Senior Living Community Acquisitions since January 1, 2015:

				Cash Paid
		Number		plus				Acquired			Premium
		of	Units /	Assumed		Buildings and		Real Estate	Other	Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Leases	Liabilities	Debt	Debt
May-15	11 States	18	2,119	$454,026	$29,395	$369,445	$20,889	$53,513	$(18,091)	$(44,395)	$(1,125)

		18	2,119	$454,026	$29,395	$369,445	$20,889	$53,513	$(18,091)	$(44,395)	$(1,125)

(1)

These amounts include the cash we paid plus the debt we assumed, if any, as well as other settlement adjustments described above, but exclude closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

In July 2015, we entered into an agreement to acquire one senior living community with 84 living units for approximately $18,250, excluding closing costs. We intend to lease this community to a third party senior living operator. The acquisition of this community is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change or that we will enter the expected lease for this community.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Managed Senior Living Community Acquisitions:

As part of the transaction described above, in which we acquired 37 senior living communities in May 2015, we acquired 19 managed senior living communities with 1,233 living units for an allocated purchase price of approximately $309,976, including the assumption of approximately $94,786 of mortgage debt with a weighted average annual interest rate of 4.12%, and excluding closing costs. These 19 communities were acquired using taxable REIT subsidiary, or TRS, structures. Pursuant to pre-existing management agreements, we paid fees of $975 and terminated the pre-existing management agreements for 14 of the 19 communities, with 838 living units, and we entered into management agreements with Five Star Quality Care, Inc.  or its subsidiaries, or Five Star, to manage these communities. The remaining five communities, with 395 living units, continue to be managed by the pre-existing third party senior living operator. We funded the acquisition of these 37 senior living communities using cash on hand, borrowings under our revolving credit facility and the assumption of mortgage debt described above.

Also in May 2015, we acquired one senior living community with 40 private pay independent living units for a contractual purchase price of approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies various conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of June 30, 2015. This liability is included in other liabilities in our condensed consolidated balance sheets. This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community already owned are conducted as a single integrated community under the same management agreement.

Managed Senior Living Community Acquisitions since January 1, 2015:

				Cash Paid
		Number		plus				Acquired			Discount
		of	Units /	Assumed		Buildings and		Real Estate	Other	Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Leases	Liabilities	Debt	Debt
May-15	5 States	19	1,233	$309,976	$12,135	$211,756	$12,209	$73,044	$—	$(94,786)	$832
May-15	GA	— (2)	40	8,750	975	8,775	—	—	(1,000)	—	—

		19	1,273	$318,726	$13,110	$220,531	$12,209	$73,044	$(1,000)	$(94,786)	$832

(1)

These amounts include the cash we paid plus the debt we assumed, if any, as well as other settlement adjustments described above, but exclude closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

(2)

This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community already owned are conducted as a single integrated community under the same management agreement.

MOB Acquisitions:

In January 2015, we acquired 23 properties (23 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, for an aggregate contractual purchase price of $539,000, net of credits received of $7,377 related to debt issuance costs and outstanding tenant improvement allowances and excluding closing costs. These MOBs include approximately 2,170,000 leasable square feet. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of $29,955 of mortgage debt with a weighted average annual interest rate of 4.73%. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination values and capitalized below market lease values were 9.8 years, 9.5 years and 11.1 years, respectively. These 23 properties were purchased from Select Income REIT, or SIR, in connection with

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 10 for further information regarding this transaction.

MOB Acquisitions since January 1, 2015:

				Cash Paid				Acquired
		Number		plus			Acquired	Real Estate		Premium
		of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000’s)	Debt (1)	Land	Improvements	Leases	Obligations	Debt	Debt
Jan-15	12 States	23	2,170	$531,623	$58,294	$392,205	$85,496	$(3,298)	$(29,955)	$(1,074)

		23	2,170	$531,623	$58,294	$392,205	$85,496	$(3,298)	$(29,955)	$(1,074)

(1)

These amounts include the cash we paid plus the debt we assumed, if any, as well as other settlement adjustments described above, but exclude closing costs.  The allocation of the purchase price of our acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  Consequently, amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

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

Discontinued Operations and Properties Held for Sale:

As of June 30, 2015, we had three senior living communities with 192 living units categorized as properties held for sale.  These three properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $1,280 at June 30, 2015. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of operations once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. The senior living properties which we are or were offering for sale as of the applicable periods do not meet the criteria for discontinued operations as they are included within combination leases with other properties that we expect to continue leasing. During 2015, we had one MOB (four buildings) classified in discontinued operations. We sold this MOB in April 2015 as described below. During 2014, we had four MOBs (seven buildings) classified in discontinued operations, three of which (three buildings) were sold in 2014. Summarized income statement information for these MOBs that met the criteria for inclusion in discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Rental income	$24	$1,432	$56	$3,726
Property operating expenses	(133)	(691)	(406)	(1,685)
(Loss) income from discontinued operations	$(109)	$741	$(350)	$2,041

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Dispositions:

In February 2015, we sold one vacant senior living community for a sale price of $250, excluding closing costs.

In the second quarter of 2015, we recorded an impairment charge of $602 to adjust the remaining held for sale MOB (four buildings) to its aggregate estimated net sale price. We sold this MOB in April 2015 for a sale price of $1,500, excluding closing costs.

In July 2015, we sold one of the three senior living communities we categorized as held for sale at June 30, 2015 for a sale price of $155, excluding closing costs. In August 2015, we sold a second of the three senior living communities we categorized as held for sale at June 30, 2015 for a sale price of $850, excluding closing costs.

Note 4.  Unrealized Gain / Loss on Investments

As of June 30, 2015, we owned 4,235,000 common shares of Five Star which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our Five Star shares as of June 30, 2015 ($4.80 per share) and our weighted average costs at the time we acquired these shares, as adjusted to reflect any share splits or combinations ($3.36 per share).

We previously owned 250,000 common shares of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC. We sold all 250,000 of our EQC common shares in May 2015 for net proceeds of $6,571. We recognized a gain on the sale of these shares in the amount of $71 during the second quarter of 2015, which is included in interest and other income in our condensed consolidated statements of comprehensive income.

Note 5.  Indebtedness

Our principal debt obligations at June 30, 2015 were: (1) outstanding borrowings under our $750,000 revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due 2016, (b) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (d) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (3) our $350,000 principal amount term loan; and (4) $714,374 aggregate principal amount of mortgages secured by 56 of our properties (57 buildings) with maturity dates from 2016 to 2043.  The 56 mortgaged properties (57 buildings) had a carrying value before depreciation of $1,128,624 at June 30, 2015.  We also had two properties subject to capital leases totaling $12,468 at June 30, 2015; these two properties had a carrying value before depreciation of $35,239 at June 30, 2015. The capital leases expire in 2026.

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The revolving credit facility agreement includes a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. The interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.45%, and the weighted average annual interest rates for borrowings

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

under our revolving credit facility were 1.47% and 1.48% for the three and six months ended June 30, 2015, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.42% for both the three and six months ended June 30, 2014. As of June 30, 2015, we had $615,000 outstanding and $135,000 available for borrowing by us, and as of August 5, 2015, we had $585,000 outstanding and $165,000 available for borrowing by us under our revolving credit facility.

In 2014, we entered into a term loan agreement pursuant to which we obtained a $350,000 unsecured term loan. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the annual interest rate payable on amounts outstanding under our term loan was 1.58%.  The weighted average annual interest rate for amounts outstanding under our term loan was 1.60% for both the three and six months ended June 30, 2015. The weighted average annual interest rate for amounts outstanding under our term loan was 1.55% for the period from May 30, 2014 (the day we entered into the term loan agreement) to June 30, 2014.

Our revolving credit facility and term loan agreements provide for the acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Reit Management & Research LLC, or RMR LLC, ceasing to act as our business manager and property manager.

Our public debt indenture and its related supplements and our credit facility and term loan agreements contain a number of financial and other covenants, including covenants that restrict our ability to incur indebtedness or to make distributions under certain circumstances and require us to maintain financial ratios. We believe we were in compliance with the terms and conditions of our public debt indenture and its supplements and our credit facility and term loan agreements at June 30, 2015.

In December 2014, we entered an agreement to acquire the 38 senior living communities discussed in Note 3 above. Simultaneous with entering this agreement, we received a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015 in connection with that termination. As discussed in Note 3 above, we acquired 37 of these 38 senior living communities in May 2015 and financed the acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $139,181 of mortgage debt with a weighted average annual interest rate of 4.43%. These mortgages have maturity dates from October 2018 through July 2019. We determined the fair value of the assumed mortgage notes using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In connection with two of the 23 MOBs we acquired in January 2015, discussed in Note 3 above, we assumed $29,955 of mortgage debt, which we recorded at their aggregate fair value of $31,029.  These two assumed mortgage notes have a contractual weighted average annual interest rate of 4.73% and mature in July 2016 and October 2022.  We determined the fair value of the assumed mortgage notes using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In February 2015, we repaid at maturity a mortgage note that encumbered one of our properties that had a principal balance of $29,227 and an annual interest rate of 6.02%.

In April 2015, we prepaid a mortgage note that encumbered one of our properties that had a principal balance of $6,274 and an annual interest rate of 5.81%.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In May 2015, we prepaid four mortgage notes encumbering four properties with an aggregate principal balance of $15,077 and a weighted average annual interest rate of 5.70%.

In June 2015, we repaid at maturity a mortgage note encumbering one property with a principal balance of $4,867 and an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage note encumbering one property with a principal balance of $4,351 and an annual interest rate of 5.81%.

Note 6.  Shareholders’ Equity

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659,502 after underwriting discounts and expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes.

On February 24, 2015, we paid a distribution to common shareholders of $0.39 per share, or approximately $79,530, that was declared on January 12, 2015 and was payable to shareholders of record on January 23, 2015.

On May 21, 2015, we paid a distribution to common shareholders of $0.39 per share, or approximately $91,655, that was declared on April 13, 2015 and was payable to shareholders of record on April 24, 2015.

On July 13, 2015, we declared a distribution payable to common shareholders of record on July 24, 2015, of $0.39 per share, or approximately $92,585. We expect to pay this distribution on or about August 20, 2015 using cash on hand and borrowings under our revolving credit facility.

We issued 2,345,000 of our common shares in June 2015 in connection with our acquisition of an interest in Reit Management & Research Inc., or RMR Inc., as described in Note 10. RMR Inc. is the parent company of RMR LLC, our manager.

During the six months ended June 30, 2015, we issued 81,557 of our common shares to RMR LLC as part of the business management fee payable by us under our business management agreement. See Note 10 for further information regarding and recent amendments to this agreement.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2015 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs

Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$1,280	$—	$—	$1,280
Investments in available for sale securities(2)	$20,328	$20,328	$—	$—
Additional purchase consideration(3)	$1,000	$—	$—	$1,000

(1)

Assets held for sale consist of three of our properties (three buildings) that we have sold subsequent to June 30, 2015 or expect to sell that are reported at fair value less estimated costs to sell. We used offers to purchase these properties made by third parties or comparable sales transactions (Level 3 inputs) to determine the fair values of

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

these properties. We have recorded cumulative impairments of approximately $2,970 to these properties in order to reduce their book value to fair value.
(2)

Our investments in available for sale securities include our 4,235,000 common shares of Five Star. The fair values of these shares are based upon quoted prices at June 30, 2015 in active markets (Level 1 inputs).

(3)

In May 2015, we acquired one senior living community located in Georgia, for a contractual purchase price of approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies various conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of June 30, 2015. This liability is included in other liabilities in our condensed consolidated balance sheets as described in Note 3. We estimate the fair value of this liability at June 30, 2015 to be $1,000 as agreed upon in the purchase agreement (Level 3 inputs).

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding six issuances of senior notes (Level 2 inputs) on or about June 30, 2015.  The fair values of these senior note obligations exceed their aggregate book values of $1,744,339 by $47,126 because these notes were trading at premiums to their face amounts.

We estimate the fair values of our secured debt by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). The fair value of our secured debt exceeds its book value of $714,374 by $56,791 because current market interest rates are lower than the market interest rates at the time we assumed the secured debt. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table and our senior unsecured notes and secured debt, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash, investment in RMR Inc. and other unsecured debt. The fair values of these additional financial instruments approximate their carrying values at June 30, 2015 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

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

	For the Three Months Ended June 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$61,347	$—	$89,591	$4,608	$155,546
Residents fees and services	—	91,856	—	—	91,856
Total revenues	61,347	91,856	89,591	4,608	247,402

Expenses:
Property operating expenses	—	69,792	23,800	—	93,592
Depreciation	17,058	13,649	30,856	948	62,511
General and administrative	—	—	—	11,674	11,674
Acquisition related costs	—	—	—	4,617	4,617
Total expenses	17,058	83,441	54,656	17,239	172,394

Operating income (loss)	44,289	8,415	34,935	(12,631)	75,008

Interest and other income	—	—	—	142	142
Interest expense	(6,270)	(2,561)	(1,758)	(27,318)	(37,907)
Loss on early extinguishment of debt	(6)	(33)	—	—	(39)
Income (loss) before income tax expense and equity in earnings of an investee	38,013	5,821	33,177	(39,807)	37,204
Income tax expense	—	—	—	(129)	(129)
Equity in earnings of an investee	—	—	—	23	23
Income (loss) from continuing operations	38,013	5,821	33,177	(39,913)	37,098
Discontinued operations:
Loss from discontinued operations	—	—	(109)	—	(109)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$38,013	$5,821	$32,466	$(39,913)	$36,387

Total assets	$2,231,685	$1,298,982	$3,412,125	$405,234	$7,348,026

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2014
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$55,166	$—	$68,027	$4,476	$127,669
Residents fees and services	—	79,039	—	—	79,039
Total revenues	55,166	79,039	68,027	4,476	206,708

Expenses:
Property operating expenses	—	60,624	19,162	—	79,786
Depreciation	15,515	8,333	21,907	948	46,703
General and administrative	—	—	—	9,577	9,577
Acquisition related costs	—	—	—	2,512	2,512
Total expenses	15,515	68,957	41,069	13,037	138,578

Operating income (loss)	39,651	10,082	26,958	(8,561)	68,130

Interest and other income	—	—	—	154	154
Interest expense	(6,472)	(2,806)	(1,507)	(23,327)	(34,112)
Income (loss) before income tax expense and equity in earnings of an investee	33,179	7,276	25,451	(31,734)	34,172
Income tax expense	—	—	—	(155)	(155)
Equity in earnings of an investee	—	—	—	118	118
Income (loss) from continuing operations	33,179	7,276	25,451	(31,771)	34,135
Discontinued operations:
Income from discontinued operations	—	—	741	—	741
Impairment of assets from discontinued operations	—	—	387	—	387
Income (loss) before gain on sale of properties	33,179	7,276	26,579	(31,771)	35,263
Gain on sale of properties	2,396	—	—	—	2,396
Net income (loss)	$35,575	$7,276	$26,579	$(31,771)	37,659

Total assets	$1,806,867	$922,557	$2,967,167	$320,264	$6,016,855

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$116,598	$—	$175,592	$9,139	$301,329
Residents fees and services	—	174,649	—	—	174,649
Total revenues	116,598	174,649	175,592	9,139	475,978

Expenses:
Property operating expenses	—	132,195	47,191	—	179,386
Depreciation	32,183	22,109	60,030	1,896	116,218
General and administrative	—	—	—	22,248	22,248
Acquisition related costs	—	—	—	5,775	5,775
Total expenses	32,183	154,304	107,221	29,919	323,627

Operating income (loss)	84,415	20,345	68,371	(20,780)	152,351

Interest and other income	—	—	—	217	217
Interest expense	(12,255)	(4,580)	(3,525)	(53,488)	(73,848)
Loss on early extinguishment of debt	(6)	(33)	—	(1,409)	(1,448)
Income (loss) before income tax expense and equity in earnings of an investee	72,154	15,732	64,846	(75,460)	77,272
Income tax expense	—	—	—	(239)	(239)
Equity in earnings of an investee	—	—	—	95	95
Income (loss) from continuing operations	72,154	15,732	64,846	(75,604)	77,128
Discontinued operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$72,154	$15,732	$63,894	$(75,604)	$76,176

Total assets	$2,231,685	$1,298,982	$3,412,125	$405,234	$7,348,026

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

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 30.8% of our rental income for the six months ended June 30, 2015, and the properties Five Star leases from us represented 28.9% of our investments, at cost, as of June 30, 2015.  As of June 30, 2015, Five Star also managed 60 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, its parent, RMR Inc., and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC.  For further information about these and other such relationships and certain other related person transactions, please refer to our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Annual Report and our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 8, 2015.

Five Star:

Five Star was previously our 100% owned subsidiary until it was spun out to our shareholders as a special distribution in 2001. As of June 30, 2015, we owned 4,235,000 of Five Star’s common shares, representing approximately 8.6% of Five Star’s outstanding common shares, and we are Five Star’s largest shareholder.

As of June 30, 2015, we leased 180 senior living communities to Five Star.  We recognized total rental income from Five Star of $47,753 and $47,618 for the three months ended June 30, 2015 and 2014, respectively, and $95,443 and $95,124 for the six months ended June 30, 2015 and 2014, respectively.  As of July 2015 and 2014, we received estimated percentage rent payments from Five Star of $2,824 and $2,819 for the first six months ended June 30, 2015 and 2014, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  During the six months ended June 30, 2015 and 2014, pursuant to the terms of our leases with Five Star, we purchased $9,392 and $17,423, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $757 and $1,394, respectively.  As of June 30, 2015 and December 31, 2014, our rents receivable from Five Star were $15,918 and $17,310, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.

In February 2015, we and Five Star sold a vacant senior living community that was leased to Five Star for a sale price of $250; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $23 in accordance with the terms of the applicable lease. In July 2015, we and Five Star sold a senior living community that was leased to Five Star for a sale price of $155; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $16 in accordance with the terms of the applicable lease. In August 2015, we and Five Star sold a senior living community that was leased to Five Star for $850; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $85 in accordance with the terms of the applicable lease.

As of June 30, 2015, Five Star managed 60 senior living communities for our account; as of June 30, 2014, Five Star managed 44 senior living communities for our account.  Pursuant to our management agreements with Five Star, we incurred management fees of $2,699 and $2,433 for the three months ended June 30, 2015 and 2014, respectively, and $5,222 and $4,857 for the six months ended June 30, 2015 and 2014, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

In connection with our acquisition of 37 senior living communities in May 2015 described in Note 3, we terminated the pre-existing management agreements for 14 of these communities, with 838 living units, and entered into 14 separate management agreements with Five Star for it to manage these communities for our account.  The economic terms of these management agreements are substantially similar to our other management agreements with Five Star for senior living communities including assisted living units.

In May 2015, we acquired one senior living community with 40 private pay independent living units for a contractual purchase price of approximately $9,750, excluding closing costs, using a TRS structure.   This senior living community is adjacent to another community that we own which is managed by Five Star.  The operations of this community and the community already owned are conducted as a single integrated community under the same management agreement.

Pursuant to the sublease agreement between one of our TRSs and D&R Yonkers LLC, D&R Yonkers LLC incurred rent expense of $752 and $730 for the three months ended June 30, 2015 and 2014, respectively, and $1,504 and $1,460 in rent for the six months ended June 30, 2015 and 2014, respectively. D&R Yonkers LLC is owned by our officers in

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

order to accommodate certain state licensing requirements. Five Star manages the senior living community to which the sublease agreement relates.

Acquisition of Interest in our Manager:

On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SIR, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc.  RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy.  Pursuant to these transactions agreements: we contributed to RMR Inc. 2,345,000 of our common shares, valued at the volume weighted average trading prices during the 20 days prior to the acquisition, and $13,967 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash; HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,272,787 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc.  The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis.  The class A common stock of RMR Inc. has one vote per share.  The class B-1 common stock of RMR Inc. has 10 votes per share.  The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust.  The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or, if RMR Inc. elects, cash.  Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the class B-2 common stock of RMR Inc. “paired” with an equal number of class A membership units are cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered an amended and restated business management agreement, or the amended business management agreement, with RMR LLC and an amended and restated property management agreement, or the amended property management agreement, with RMR LLC.  The amendments made by these agreements are described below in this note under “Amendment and Restatement of Management Agreements with RMR LLC.”  Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•	We entered a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback 17

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 2,345,000 common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions.  Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently have an indirect 17.0% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., GOV, HPT and SIR currently have an indirect 5.0%,  16.2% and 10.2% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of 1,000,000 shares of class B-1 common stock of RMR Inc., 15,000,000 shares of class B-2 common stock of RMR Inc. and 15,000,000 class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC. The distribution of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC:

As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into the amended business management agreement, which amended and restated our pre-existing business management agreement with RMR LLC, and the amended property management agreement, which amended and restated our pre-existing property management agreement with RMR LLC.  Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements.  Our amended management agreements were effective as of June 5, 2015.

Our amended management agreements have terms that end on December 31, 2035, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension.  We have the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of any calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein.  RMR LLC has the right to terminate the amended management agreements for good reason, as defined therein.

If we terminate one or both of our amended management agreements for convenience, or if RMR LLC terminates one or both of our amended management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term.  If we terminate one or both of our amended management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years.  We are not required to pay any termination fee if we terminate our amended management agreements for cause or as a result of a change of control of RMR LLC.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Accounting for Investment in RMR Inc.:

On June, 5, 2015, we acquired 5,272,787 shares of class A common stock, or 33.0%, of RMR Inc. We have concluded, for accounting purposes, that the consideration paid for the investment in RMR Inc.’s class A common shares represented a discount to the fair value of these shares. The value of our common shares issued to RMR Inc. is valued differently for accounting purposes than as stated in the respective transaction agreements.  The transaction agreements calculate the value of our common shares using a 20 day volume weighted average trading price, or $60,739.  For accounting purposes, the common shares are valued at the closing price of those shares on the date of the transaction, or $58,428. We account for this investment under the cost method of accounting and have recorded this investment at a fair value of $136,278 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP. As a result, we have recorded other liabilities of $77,850. Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment is $138,839, including transaction costs, as of June 30, 2015. The other liabilities are being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as an allocated reduction to business management fees and property management fees, which are included in general and administrative and property operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of this other liability, included in general and administrative expense and property operating expenses for the three months ended June 30, 2015, totaled $191 and $51, respectively.

RMR LLC Management Fees and Reimbursements:

Pursuant to our business management agreement with RMR LLC, the business management fees we recognized were $9,144 and $7,733 for the three months ended June 30, 2015 and 2014, respectively, and $18,014 and $14,415 for the six months ended June 30, 2015 and 2014, respectively. The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our pre-existing business management agreement, we issued 68,983 and 62,060 of our common shares to RMR LLC for the six months ended June 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $2,532 and $2,079 for the three months ended June 30, 2015 and 2014, respectively, and $4,969 and $3,718 for the six months ended June 30, 2015 and 2014, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements and are comprised of fees we recognized under both our pre-existing property management agreement and our amended property management agreement.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs, which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of those property management related reimbursements paid to RMR LLC for the three months ended June 30, 2015 and 2014 were $1,494 and $1,497, respectively, and $3,235 and $2,915 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods. In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year. The amounts accrued for share grants to RMR LLC employees were $507 and $359 for the three months ended June 30, 2015 and 2014, respectively, and $908 and $834 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Leases with RMR LLC:

Pursuant to our lease agreements with RMR LLC, we earned rental income from RMR LLC for leased office space of approximately $102 for the six months ended June 30, 2015. Of the $102, which was recognized entirely in the second quarter of 2015, $51 relates to retroactive rental income from the first three months of 2015.

SIR:

On January 29, 2015, we acquired from SIR, entities owning 23 MOBs that SIR acquired when its subsidiary merged with CCIT. Our purchase price for these 23 MOBs was approximately $539,000, excluding closing costs and working capital adjustments and including the assumption of approximately $29,955 of mortgage debt.  These 23 MOBs contain approximately 2,170,000 leasable square feet and are located in 12 states. In April 2015, SIR paid to us $8,993 to settle certain working capital activity for the 23 MOBs as of the acquisition date.

AIC:

As of June 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,903, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income of $23 and $118 related to our investment in AIC for the three months ended June 30, 2015 and 2014, respectively, and income of $95 and $21 for the six months ended June 30, 2015 and 2014, respectively. Our other comprehensive income includes unrealized (losses) gains on securities available for sale which are owned by AIC of ($64) and $22 for the three months ended June 30, 2015 and 2014, respectively, and ($19) and $41 for the six months ended June 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually, a one year property insurance policy providing $1,000,000 of coverage for one very large property we own and a one year combined policy providing terrorism coverage of $200,000 for our properties.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $4,222 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and six months ended June 30, 2015, we recognized income tax expense of $129 and $239, respectively.  During the three and six months ended June 30, 2014, we recognized income tax expense of $155 and $346, respectively.

Note 12. Per Common Share Amounts

We calculate basic earnings per common share by dividing allocable net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

common shares, including contingently issuable common shares under the then existing terms of our business management agreement with RMR LLC as further described in Note 10, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	235,549	199,830	228,501	193,962
Effect of dilutive securities: unvested share awards	43	37	33	28
Weighted average common shares for diluted earnings per share	235,592	199,867	228,534	193,990

Note 13.  Pro Forma Information

In January 2015, we acquired 23 properties for an aggregate contractual purchase price of $539,000, excluding closing costs and working capital adjustments and including the assumption of $29,955 of mortgage debt with a weighted average annual interest rate of 4.73%. We recognized rental income and property operating expenses from this acquisition of $17,208 and $2,591, respectively, for the six months ended June 30, 2015. In February 2015, we sold 31,050,000 of our common shares in a public offering raising net proceeds of approximately $659,502 after underwriting discounts and expenses.

In May 2015, we acquired 37 senior living communities for an aggregate contractual purchase price of $762,611, excluding closing costs, and including the assumption of $139,181 of mortgage debt with a weighted average annual interest rate of 4.43%.  Eighteen of the 37 communities are triple net leased, and we recognized rental income from these communities of $5,644 for the six months ended June 30, 2015. We recognized residents fees and services and property operating expenses for the remaining 19 managed senior living communities of $8,828 and $6,156, respectively, for the six months ended June 30, 2015.

During 2014, we purchased two senior living communities and two MOBs (three buildings) for $1,204,393, excluding closing costs. We also assumed $15,630 of mortgage debt at a weighted average annual interest rate of 6.28% related to one of our 2014 acquisitions. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807 after underwriting discounts and expenses.  Also in April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889 after underwriting discounts and expenses. In May 2014, we entered into a $350,000 term loan agreement, which bears interest at a rate of LIBOR plus a premium of 140 basis points.

The following table presents our pro forma results of operations for the six months ended June 30, 2015 and 2014 as if the 2015 acquisition and financing activities described in the three preceding paragraphs had occurred on January 1, 2014, and the 2014 acquisition and financing activities described in the three paragraphs above had occurred on January 1, 2013.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

capital structure, changes in property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Six Months Ended
	June 30,	June 30,
	2015	2014
Total revenues	$508,448	$505,044
Net income	$77,822	$66,987
Net income per share	$0.33	$0.29

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At June 30, 2015, we owned 428 properties (452 buildings) located in 43 states and Washington, D.C., including three properties (three buildings) classified as held for sale.  At June 30, 2015, the undepreciated carrying value of our properties, net of impairment losses, was $7.4 billion, excluding properties classified as held for sale. As of June 30, 2015, 97% of our net operating income, or NOI, came from properties where a majority of the charges are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW (1)

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q2 2015	Q2 2015
(As of June 30, 2015)	Properties	Square Feet		Carrying Value(2)	Investment	Square Foot(3)	NOI(4)	NOI

Facility Type
Independent living(5)	68	16,467		$2,209,096	29.9%	$134,153	$43,683	28.4%
Assisted living(5)	185	13,593		1,797,433	24.3%	$132,232	34,938	22.7%
Nursing homes(5)	44	4,638		202,147	2.7%	$43,585	4,790	3.1%
Subtotal senior living communities	297	34,698		4,208,676	56.9%	$121,294	83,411	54.2%
MOBs	121	11,314,990	sq. ft.	3,004,808	40.6%	$266	65,791	42.8%
Wellness centers	10	812,000	sq. ft.	180,017	2.5%	$222	4,608	3.0%
Total	428			$7,393,501	100.0%		$153,810	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	85	6,223		692,126	9.4%	$111,221	14,633	9.5%
Five Star (Lease No. 2)	49	7,044		697,313	9.5%	$98,994	15,773	10.3%
Five Star (Lease No. 3)	17	3,281		355,443	4.8%	$108,334	8,610	5.6%
Five Star (Lease No. 4)	29	3,335		391,271	5.3%	$117,323	8,735	5.7%
Subtotal Five Star	180	19,883		2,136,153	29.0%	$107,436	47,751	31.1%
Sunrise / Marriott(6)	4	1,619		126,326	1.7%	$78,027	3,133	2.0%
Brookdale	18	894		61,122	0.8%	$68,369	1,842	1.2%
13 private senior living companies (combined)	30	3,739		517,647	7.0%	$138,445	8,621	5.6%
Subtotal triple net leased senior living communities	232	26,135		2,841,248	38.5%	$108,714	61,347	39.9%
Managed senior living communities(7)	65	8,563		1,367,428	18.4%	$159,690	22,064	14.3%
Subtotal senior living communities	297	34,698		4,208,676	56.9%	$121,294	83,411	54.2%
MOBs	121	11,314,990	sq. ft.	3,004,808	40.6%	$266	65,791	42.8%
Wellness centers	10	812,000	sq. ft.	180,017	2.5%	$222	4,608	3.0%
Total	428			$7,393,501	100.0%		$153,810	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2015	2014	2015	2014

Five Star (Lease No. 1)	1.15x	1.18x	85.1%	84.4%
Five Star (Lease No. 2)	1.14x	1.12x	82.2%	81.8%
Five Star (Lease No. 3)	1.53x	1.61x	86.0%	87.6%
Five Star (Lease No. 4)	1.22x	1.19x	87.8%	86.8%
Subtotal Five Star	1.23x	1.24x	84.7%	84.4%
Sunrise / Marriott(6)	2.02x	1.91x	92.5%	91.9%
Brookdale	2.66x	2.51x	93.7%	94.9%
6 private senior living companies (combined) (9)	1.98x	1.89x	85.0%	85.3%
Subtotal triple net leased senior living communities	1.37x	1.37x	85.5%	85.3%
Managed senior living communities(7)	NA	NA	88.3%	87.8%
Subtotal senior living communities	1.37x	1.37x	86.2%	85.9%
MOBs	NA	NA	96.4%	95.6%
Wellness centers	1.97x	2.13x	100.0%	100.0%
Total	1.41x	1.42x

(1)	Excludes properties classified in discontinued operations during the period.
(2)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values as of June 30, 2015 for senior living communities classified as held for sale in the amount of $1,280 that are included in Other Assets on our condensed consolidated balance sheets.

(3)	Represents investment carrying value divided by the number of living units, beds or square feet at June 30, 2015, as applicable.
(4)	NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(5)	Senior living properties are categorized by the type of living units or beds which constitute the largest number of the living units or beds at the property.
(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(7)

These 65 managed senior living communities are managed by Five Star and one private operator. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through June 30, 2015 was 88.2%.

(8)

Operating data for MOBs are presented as of June 30, 2015 and 2014; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2015 and 2014, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(9)	Excludes operating data from 18 triple net leased senior living communities leased to seven private senior living companies acquired subsequent to March 31, 2015; see footnote (8) above.

The following tables set forth information regarding our lease expirations as of June 30, 2015 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)

2015	$937	$11,611	$—	$12,548	2.0%	2.0%
2016	—	22,150	—	22,150	3.5%	5.5%
2017	—	29,241	—	29,241	4.6%	10.1%
2018	14,648	24,844	—	39,492	6.2%	16.3%
2019	591	40,035	—	40,626	6.4%	22.7%
2020	—	25,620	—	25,620	4.0%	26.7%
2021	1,424	7,271	—	8,695	1.4%	28.1%
2022	—	11,090	—	11,090	1.7%	29.8%
2023	15,030	8,216	—	23,246	3.7%	33.5%
Thereafter	233,948	170,297	18,057	422,302	66.5%	100.0%
Total	$266,578	$350,375	$18,057	$635,010	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.5 years

(1)

Annualized rental income is rents pursuant to existing leases as of June 30, 2015, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2015, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2015 — 1.7%; 2016 — 3.1%; 2017 — 4.0%; 2018 — 5.5%; 2019 — 5.6%; 2020 — 3.5%; 2021 — 1.2%; 2022 — 1.5%; 2023 — 3.2%; and thereafter — 70.6%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.4 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)

2015	1	80	—	81	12.7%	12.7%
2016	—	87	—	87	13.6%	26.3%
2017	—	109	—	109	16.9%	43.2%
2018	1	87	—	88	13.8%	57.0%
2019	1	73	—	74	11.6%	68.6%
2020	—	50	—	50	7.8%	76.4%
2021	1	23	—	24	3.8%	80.2%
2022	—	26	—	26	4.1%	84.3%
2023	2	12	—	14	2.2%	86.5%
Thereafter	13	72	2	87	13.5%	100.0%
Total	19	619	2	640	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2015	140	0.5%	0.5%	357,934	—	357,934	3.1%	3.1%
2016	—	—%	0.5%	910,957	—	910,957	7.8%	10.9%
2017	—	—%	0.5%	1,058,854	—	1,058,854	9.0%	19.9%
2018	1,619	6.2%	6.7%	856,363	—	856,363	7.3%	27.2%
2019	175	0.7%	7.4%	1,311,812	—	1,311,812	11.2%	38.4%
2020	—	—%	7.4%	1,122,326	—	1,122,326	9.6%	48.0%
2021	361	1.4%	8.8%	269,218	—	269,218	2.3%	50.3%
2022	—	—%	8.8%	458,387	—	458,387	3.9%	54.2%
2023	807	3.1%	11.9%	642,994	—	642,994	5.5%	59.7%
Thereafter	23,033	88.1%	100.0%	3,924,309	812,000	4,736,309	40.3%	100.0%
Total	26,135	100.0%		10,913,154	812,000	11,725,154	100.0%

(1)

Excludes 8,563 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2015 — 0.4%; 2016 — 0.0%; 2017 — 0.0%; 2018 — 4.7%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 2.3%; and thereafter — 91.1%.

During the three months ended June 30, 2015, we entered into MOB lease renewals for 171,000 leasable square feet and new leases for 115,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $33.61 per square foot, and these rental rates were, on a weighted average basis, 2.0% above previous rents charged for the same space.  Average lease terms for leases entered into during the second quarter of 2015 were 11.6 years based on square footage.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the second quarter of 2015 totaled $7.9 million, or $27.63 per square foot on average (approximately $2.38 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents; (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. The “All Other” category includes amounts related to corporate business activities and the operating results of certain properties that offer fitness, wellness and spa services to members.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Triple net leased senior living communities	$61,347	$55,166	$116,598	$110,055
Managed senior living communities	91,856	79,039	174,649	158,481
MOBs	89,591	68,027	175,592	120,791
All other operations	4,608	4,476	9,139	8,878
Total revenues	$247,402	$206,708	$475,978	$398,205

Net income:
Triple net leased senior living communities	$38,013	$35,575	$72,154	$68,595
Managed senior living communities	5,821	7,276	15,732	14,787
MOBs	32,466	26,579	63,894	47,954
All other operations	(39,913)	(31,771)	(75,604)	(55,100)
Net income	$36,387	$37,659	$76,176	$76,236

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the second quarter 2015 results against the comparable 2014 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total properties	232	218	214	214
# of units / beds	26,135	24,383	24,016	24,016
Tenant operating data(2)
Occupancy	85.1%	85.2%	85.5%	85.3%
Rent coverage	1.36x	1.35x	1.37x	1.37x

(1)	Consists of triple net leased senior living communities we have owned continuously since April 1, 2014.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$61,347	$55,166	$6,181	11.2%
Net operating income (NOI)	61,347	55,166	6,181	11.2%

Depreciation expense	(17,058)	(15,515)	(1,543)	(9.9)%
Operating income	44,289	39,651	4,638	11.7%

Interest expense	(6,270)	(6,472)	202	3.1%
Loss on early extinguishment of debt	(6)	—	(6)	(100.0)%
Gain on sale of properties	—	2,396	(2,396)	(100.0)%
Net income	$38,013	$35,575	$2,438	6.9%

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

Rental income. Rental income increased primarily because of rents from 18 leased senior living communities we acquired as part of the acquisition of 37 senior living communities in May 2015. These acquisitions represent $5,644, or 91.3%, of the increase in rental income. Rental income also increased due to increased rents resulting from our purchase of approximately $26,582 of improvements made to our properties that are leased to Five Star since April 1, 2014. These increases in rental income were partially offset by the sale of six senior living communities since April 1, 2014. Rental income increased year over year on a comparable property basis by $960, primarily as a result of our improvement purchases at certain of the 214 communities we have owned continuously since April 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Depreciation expense.  Depreciation expense recognized in this segment increased primarily as a result of the acquisitions and capital improvement purchases described above.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by 30 of these properties.  The decrease in interest expense is the result of loan repayments since April 1, 2014 and the regularly scheduled amortization of our mortgage debt.  In October 2014 we prepaid a $14,700 loan incurred in connection with certain revenue bonds that had an annual interest rate of 5.88% and since April 1, 2014, we have prepaid or repaid mortgage debt of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by assumed mortgage debt of $44,395 encumbering three properties with a weighted average annual interest rate of 5.07% in connection with the May 2015 acquisition of 18 triple net leased senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of three mortgages in the second quarter of 2015.

Gain on sale of properties.  Gain on sale of properties is a result of the sales of two triple net leased senior living communities in June 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total properties	65	44	44	44
# of units / beds	8,563	7,103	7,103	7,103
Occupancy:	88.1%	88.5%	87.6%	88.5%
Average monthly rate	$4,223	$4,176	$4,276	$4,176

(1)	Consists of managed senior living communities we have owned continuously since April 1, 2014.

Managed senior living communities, all properties:

	Three Months Ended June 30,
	2015	2014	Change	% Change

Residents fees and services	$91,856	$79,039	$12,817	16.2%
Property operating expenses	(69,792)	(60,624)	(9,168)	(15.1)%
Net operating income (NOI)	22,064	18,415	3,649	19.8%

Depreciation expense	(13,649)	(8,333)	(5,316)	(63.8)%
Operating income	8,415	10,082	(1,667)	(16.5)%

Interest expense	(2,561)	(2,806)	245	8.7%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$5,821	$7,276	$(1,455)	(20.0)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services is primarily because of residents fees and services from 19 managed senior living communities we acquired as part of the acquisition of 37 senior living communities in May 2015. We also acquired two managed senior living communities in December 2014 and one managed senior living community in May 2015. These acquisitions represent $11,462, or 89.4%, of the increase residents fees and services.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The acquisitions described above represent $7,866, or 85.8%, of the increase in property operating expenses.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in-place resident agreements assumed upon the acquisition of a community. Depreciation expense increased primarily as a result of the acquisitions described above.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by 19 of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight loans since April 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debt. The decrease in interest expense is partially offset by assumed mortgage debt of $94,786 encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since April 1, 2014):

	Three Months Ended June 30,
	2015	2014	Change	% Change

Residents fees and services	$80,394	$79,039	$1,355	1.7%
Property operating expenses	(61,730)	(60,624)	(1,106)	(1.8)%
Net operating income (NOI)	18,664	18,415	249	1.4%

Depreciation expense	(7,974)	(8,330)	356	4.3%
Operating income	10,690	10,085	605	6.0%

Interest expense	(1,836)	(2,806)	970	34.6%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$8,821	$7,279	$1,542	21.2%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average monthly rate of $100, or 2.4%, at the 44 communities we have owned continuously since April 1, 2014.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased principally because of increases in repairs and maintenance expenses, wages and benefits expenses, and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. A number of these resident agreements were fully amortized in 2014, resulting in a decrease in depreciation expense in the second quarter of 2015. This decrease was partially offset by an increase in depreciation expense resulting from our purchase of improvements at these properties since April 1, 2014.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by six of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight loans since April 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debt.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2015	2014 (2)	2015	2014
Total properties	121	98	96	96
Total buildings	145	122	119	119
Total square feet(3)	11,315	9,143	7,882	7,882
Occupancy(4)	96.4%	95.6%	95.0%	94.9%

(1)	Consists of MOBs we have owned continuously since April 1, 2014.
(2)	Excludes properties classified in discontinued operations.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$89,591	$68,027	$21,564	31.7%
Property operating expenses	(23,800)	(19,162)	(4,638)	(24.2)%
Net operating income (NOI)	65,791	48,865	16,926	34.6%

Depreciation expense	(30,856)	(21,907)	(8,949)	(40.8)%
Operating income	34,935	26,958	7,977	29.6%

Interest expense	(1,758)	(1,507)	(251)	(16.7)%
Income from continuing operations	33,177	25,451	7,726	30.4%
Discontinued operations:
(Loss) income from discontinued operations	(109)	741	(850)	(114.7)%
Impairment of assets from discontinued operations	(602)	387	(989)	(255.6)%
Net income	$32,466	$26,579	$5,887	22.1%

Rental income. Rental income increased primarily because of rents from 25 MOBs (26 buildings) we acquired for approximately $1,695,963 since April 1, 2014.  These acquisitions represent $17,728, or 82.2%, of the increase in rental income. Rental income includes non-cash straight line rent adjustments totaling $3,803 and $2,094 and net amortization of approximately $1,123 and $514 of above and below market lease adjustments for the three months ended June 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  The acquisitions described above represent $3,183, or 68.7%, of the increase in property operating expenses.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since April 1, 2014, as well as capital improvement purchases of $24,986 since April 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by 9  properties (10 buildings).  The increase in interest expense is the result of our assumption of $45,585 of mortgage debt in connection with our acquisition of three MOBs (three buildings) since April 1, 2014 with a weighted average annual interest rate of 5.26%, partially offset by the regularly scheduled amortization of our mortgage debt.

(Loss) income from discontinued operations. Loss from discontinued operations for the three months ended June 30, 2015 relates to the one MOB (four buildings) which was sold in April 2015. Income from discontinued operations for the three months ended June 30, 2014 relates to the two MOBs (five buildings) classified as held for sale as of June 30, 2014 as well as the two MOBs (two buildings) sold in the second quarter of 2014.

Impairment of assets from discontinued operations. During the three months ended June 30, 2015 and 2014, we recorded impairment of assets charges and adjustments of ($602) and $387, respectively, to reduce and increase the carrying value of two of our MOBs (five buildings) to their estimated sales prices.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2014):

	Three Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$52,429	$52,332	$97	0.2%
Property operating expenses	(17,272)	(16,345)	(927)	(5.7)%
Net operating income (NOI)	35,157	35,987	(830)	(2.3)%

Depreciation expense	(13,817)	(13,672)	(145)	(1.1)%
Operating income	21,340	22,315	(975)	(4.4)%

Interest expense	(1,265)	(1,301)	36	2.8%
Net income	$20,075	$21,014	$(939)	(4.5)%

Rental income. Rental income increased slightly during the three months ended June 30, 2015 compared to the same period in the prior year. The increase in rental income primarily resulted from an increase in parking income at certain of our properties. Rental income includes non-cash straight line rent adjustments totaling $1,320 and $1,125 and net amortization of approximately $(845) and $(792) of above and below market lease adjustments for the three months ended June 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in salaries and benefits, increased repairs and maintenance expenses at certain of these properties and other direct costs of operating these properties. These expenses were partially offset by a decrease in insurance premiums and real estate tax refunds at various properties in the second quarter of 2015 compared to the second quarter of 2014.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by six properties (seven buildings).  The slight decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations(1):

	Three Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$4,608	$4,476	$132	2.9%

Expenses:
Depreciation expense	(948)	(948)	—	—
General and administrative	(11,674)	(9,577)	(2,097)	(21.9)%
Acquisition related costs	(4,617)	(2,512)	(2,105)	(83.8)%
Total expenses	(17,239)	(13,037)	(4,202)	(32.2)%
Operating loss	(12,631)	(8,561)	(4,070)	(47.5)%

Interest and other income	142	154	(12)	(7.8)%
Interest expense	(27,318)	(23,327)	(3,991)	(17.1)%
Loss before income tax expense and equity in earnings of an investee	(39,807)	(31,734)	(8,073)	(25.4)%
Income tax expense	(129)	(155)	26	16.8%
Equity in earnings of an investee	23	118	(95)	80.5%
Net loss	$(39,913)	$(31,771)	$(8,142)	(25.6)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income. Rental income increased due to scheduled rent increases at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $137 in both the three months ended June 30, 2015 and 2014. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended June 30, 2015 and 2014.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended June 30, 2015 and 2014. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since April 1, 2014.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended June 30, 2015 and 2014. Acquisition related costs increased during the three months ended June 30, 2015 due to an increase in the number of properties acquired during that period compared to the three months ended June 30, 2014.

Interest and other income.  The decrease in interest and other income is primarily a result of less investable cash on hand during the second quarter of 2015 compared to the first quarter of 2014, offset by a gain of $71 on the sale of 250,000 common shares of EQC in May 2015.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014, our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points and increased borrowings under our unsecured revolving credit facility.

Equity in earnings (losses) of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2015 against the comparable 2014 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total properties	232	218	214	214
# of units / beds	26,135	24,383	24,016	24,016
Tenant operating data(2)
Occupancy	85.1%	85.2%	85.5%	85.3%
Rent coverage	1.36x	1.35x	1.37x	1.37x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2014.
(2)

 All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$116,598	$110,055	$6,543	5.9%
Net operating income (NOI)	116,598	110,055	6,543	5.9%

Depreciation expense	(32,183)	(31,152)	(1,031)	(3.3)%
Operating income	84,415	78,903	5,512	7.0%

Interest expense	(12,255)	(12,860)	605	4.7%
Loss on early extinguishment of debt	(6)	—	(6)	(100.0)%
Gain on sale of properties	—	2,552	(2,552)	100.0%
Net income	$72,154	$68,595	$3,559	5.2%

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

Rental income. Rental income increased primarily because of rents from 18 leased senior living communities we acquired as part of the acquisition of 37 senior living communities in May 2015. These acquisitions represent $5,644, or 86.3%, of the increase in rental income. Rental income also increased due to increased rents resulting from our purchase of approximately $35,196 of improvements made to our properties that are leased by Five Star since January 1, 2014. These increases in rental income were partially offset by the sale of seven senior living communities since January 1,

2014. Rental income increased year over year on a comparable property basis by $1,717, primarily as a result of our improvement purchases at certain of the 214 communities we have owned continuously since January 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Depreciation expense.  Depreciation expense recognized in this segment increased primarily as a result of the acquisitions and capital improvement purchases described above.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt secured by 30 of these properties.  The decrease in interest expense is the result of loan repayments since January 1, 2014 and the regularly scheduled amortization of our mortgage debt. In October 2014, we prepaid a $14,700 loan incurred in connection with certain revenue bonds that had an annual interest rate of 5.88% and since January 1, 2014, we have prepaid or repaid mortgage debt of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by assumed mortgage debt of $44,395 encumbering three properties with a weighted average annual interest rate of 5.07% in connection with the May 2015 acquisition of 18 leased senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of three mortgages in the second quarter of 2015.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of three triple net leased senior living communities during the first half of 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total properties	65	44	44	44
# of units / beds	8,563	7,103	7,103	7,103
Occupancy	88.0%	88.6%	87.7%	88.6%
Average monthly rate	$4,260	$4,202	$4,292	$4,202

(1) Consists of managed senior living communities we have owned continuously since January 1, 2014.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2015	2014	Change	% Change

Residents fees and services	$174,649	$158,481	$16,168	10.2%
Property operating expenses	(132,195)	(121,412)	(10,783)	(8.9)%
Net operating income (NOI)	42,454	37,069	5,385	14.5%

Depreciation expense	(22,109)	(16,488)	(5,621)	(34.1)%
Operating income	20,345	20,581	(236)	(1.1)%

Interest expense	(4,580)	(5,794)	1,214	21.0%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$15,732	$14,787	$945	6.4%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services is primarily because of residents fees and services from 19 managed senior living communities we acquired as part of the acquisition of 37 senior living communities in May 2015. We also acquired two managed senior living communities in December 2014 and one managed senior living community in May 2015. These acquisitions represent $14,069, or 87.0%, of the increase in residents fees and services.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The acquisitions described above represent $9,705, or 90.0%, of the increase in property operating expenses.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation expense increased primarily as a result of the acquisitions described above.

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debt secured by 19 of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight loans since January 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debt. The decrease in interest expense is partially offset by assumed mortgage debt of $94,786 encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2014):

	Six Months Ended June 30,
	2015	2014	Change	% Change

Residents fees and services	$160,580	$158,481	$2,099	1.3%
Property operating expenses	(122,339)	(121,412)	(927)	(0.8)%
Net operating income (NOI)	38,241	37,069	1,172	3.2%

Depreciation expense	(15,901)	(16,481)	580	3.5%
Operating income	22,340	20,588	1,752	8.5%

Interest expense	(3,854)	(5,794)	1,940	33.5%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$18,453	$14,794	$3,659	24.7%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average daily rate of $90, or 2.1%, at the 44 communities we have owned continuously since January 1, 2014.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased principally because of increases in repairs and maintenance expenses, wages and benefits expenses, and other direct costs of operating properties.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. A number of these resident agreements were fully amortized in 2014, resulting in a decrease in amortization expense in the first six months of 2015. This decrease was partially offset by an increase in depreciation expense resulting from our purchase of improvements at these properties since January 1, 2014.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debt secured by six of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight loans since January 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debt.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2015	2014 (2)	2015	2014
Total properties	121	98	96	96
Total buildings	145	122	119	119
Total square feet(3)	11,315	9,143	7,882	7,882
Occupancy(4)	96.4%	95.6%	95.0%	94.9%

(1)	Consists of MOBs we have owned continuously since January 1, 2014.
(2)	Excludes properties classified in discontinued operations.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (1) space being fitted out for occupancy pursuant to existing leases and (2) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$175,592	$120,791	$54,801	45.4%
Property operating expenses	(47,191)	(36,178)	(11,013)	(30.4)%
Net operating income (NOI)	128,401	84,613	43,788	51.8%

Depreciation expense	(60,030)	(35,522)	(24,508)	(69.0)%
Operating income	68,371	49,091	19,280	39.3%

Interest expense	(3,525)	(2,844)	(681)	(23.9)%
Income from continuing operations	64,846	46,247	18,599	40.2%
Discontinued operations:
(Loss) income from discontinued operations	(350)	2,041	(2,391)	(117.1)%
Impairment of assets from discontinued operations	(602)	(334)	(268)	(80.2)%
Net income	$63,894	$47,954	$15,940	33.2%

Rental income. Rental income increased primarily because of rents from 25 MOBs (26 buildings) we acquired for approximately $1,695,963 since January 1, 2014.  These acquisitions represent $48,099, or 87.7%, of the increase in rental income. Rental income includes non-cash straight line rent adjustments totaling $7,122 and $3,572 and net amortization of approximately $2,266 and $(263) of above and below market lease adjustments for the six months ended June 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  The acquisitions described above represent $9,361, or 85.0%, of the increase in property operating expenses.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2014 as well as capital improvement purchases of $28,736 since January 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by 9 properties (10 buildings).  The increase in interest expense is the result of our assumption of $45,585 of mortgage debt in connection with our acquisition of three MOBs (three buildings) since January 1, 2014 with a weighted average annual interest rate of 5.26%, partially offset by the regularly scheduled amortization of our mortgage debt.

(Loss) income from discontinued operations. Loss from discontinued operations for the six months ended June 30, 2015 relates to the one MOB (four buildings) which was sold in April 2015. The loss also resulted from the decline in offsetting income primarily due to the sale of three MOBs (three buildings) during the second and third quarters of 2014.

Impairment of assets from discontinued operations. During the six months ended June 30, 2015 and 2014, we recorded impairment of assets charges to reduce and increase the carrying value of three of our MOBs (six buildings) to their estimated sales prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2014):

	Six Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$104,495	$105,096	$(601)	(0.6)%
Property operating expenses	(34,425)	(33,324)	(1,101)	(3.3)%
Net operating income (NOI)	70,070	71,772	(1,702)	(2.4)%

Depreciation expense	(27,422)	(27,287)	(135)	(0.5)%
Operating income	42,648	44,485	(1,837)	(4.1)%

Interest expense	(2,586)	(2,638)	52	2.0%
Net income	$40,062	$41,847	$(1,785)	(4.3)%

Rental income. Rental income decreased slightly during the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to lower rental rates at certain of these MOBs. Rental income includes non-cash straight line rent adjustments totaling $2,439 and $2,604 and net amortization of approximately $(1,674) and $(1,569) of above and below market lease adjustments for the six months ended June 30, 2015 and 2014, respectively.

Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in salaries and benefits, increased repairs and maintenance expenses at certain of these properties and other direct costs of operating these properties. These expenses were partially offset by a decrease in insurance premiums and real estate tax refunds at various properties for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased slightly due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms.

Interest expense.  Interest expense for our MOBs arises from mortgage debt secured by six properties (seven buildings).  The slight decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debt.

All other operations (1):

	Six Months Ended June 30,
	2015	2014	Change	% Change

Rental income	$9,139	$8,878	$261	2.9%

Expenses:
Depreciation expense	(1,896)	(1,896)	—	—
General and administrative	(22,248)	(17,866)	(4,382)	(24.5)%
Acquisition related costs	(5,775)	(2,635)	(3,140)	(119.2)%
Total expenses	(29,919)	(22,397)	(7,522)	(33.6)%
Operating loss	(20,780)	(13,519)	(7,261)	(53.7)%

Interest and other income	217	258	(41)	(15.9)%
Interest expense	(53,488)	(41,514)	(11,974)	(28.8)%
Loss on early extinguishment of debt	(1,409)	—	(1,409)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(75,460)	(54,775)	(20,685)	(37.8)%
Income tax expense	(239)	(346)	107	30.9%
Equity in earnings of an investee	95	21	74	352.4%
Net loss	$(75,604)	$(55,100)	$(20,504)	(37.2)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income. Rental income increased due to scheduled rent increases at certain of our wellness centers. Rental income includes non-cash straight line rent adjustments totaling approximately $275 in both the six months ended June 30, 2015 and 2014. Rental income also includes net amortization of approximately $110 of acquired real estate leases and obligations in both the six months ended June 30, 2015 and 2014.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the six months ended June 30, 2015 and 2014. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2014.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the six months ended June 30, 2015 and 2014. Acquisition related costs increased during the six months ended June 30, 2015 due to an increase in the number of properties acquired during that period compared to the six months ended June 30, 2014.

Interest and other income.  The decrease in interest and other income is primarily a result of less investable cash on hand during the first half of 2015 compared to the first half of 2014, offset by a gain of $71 on the sale of 250,000 common shares of EQC in May 2015.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014, our May 2014 term loan borrowing of $350,000 at LIBOR plus 140 basis points and increased borrowings under our unsecured revolving credit facility.

Loss on early extinguishment of debt.    In December 2014, we entered an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we received a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015.

Equity in earnings (losses) of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and six months ended June 30, 2015 and 2014.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our activities. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt  and gains and losses on lease terminations and losses on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended June 30, 2015 and 2014 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$36,387	$37,659	$76,176	$76,236
Depreciation expense from continuing operations	62,511	46,703	116,218	85,058
Gain on sale of properties	—	(2,396)	—	(2,552)
Impairment of assets from discontinued operations	602	(387)	602	334
FFO	99,500	81,579	192,996	159,076
Acquisition related costs from continuing operations	4,617	2,512	5,775	2,635
Loss on early extinguishment of debt	39	—	1,448	—
Percentage rent adjustment(1)	2,600	2,500	5,100	5,000
Normalized FFO	$106,756	$86,591	$205,319	$166,711

Weighted average shares outstanding (basic)	235,549	199,830	228,501	193,962
Weighted average shares outstanding (diluted)	235,592	199,867	228,534	193,990

FFO per share (basic and diluted)	$0.42	$0.41	$0.84	$0.82
Normalized FFO per share (basic and diluted)	$0.45	$0.43	$0.90	$0.86
Net income per share (basic and diluted)	$0.15	$0.19	$0.33	$0.39
Distributions declared per share	$0.39	$0.39	$0.78	$0.78

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

Property Net Operating Income (NOI)

The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown below. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$61,347	$55,166	$116,598	$110,055
Managed communities NOI	22,064	18,415	42,454	37,069
MOB NOI	65,791	48,865	128,401	84,613
All other operations NOI	4,608	4,476	9,139	8,878
Total NOI	153,810	126,922	296,592	240,615
Depreciation expense	(62,511)	(46,703)	(116,218)	(85,058)
General and administrative expense	(11,674)	(9,577)	(22,248)	(17,866)
Acquisition related costs	(4,617)	(2,512)	(5,775)	(2,635)
Operating income	75,008	68,130	152,351	135,056

Interest and other income	142	154	217	258
Interest expense	(37,907)	(34,112)	(73,848)	(63,012)
Loss on early extinguishment of debt	(39)	—	(1,448)	—
Income before income tax expense and equity in earnings of an investee	37,204	34,172	77,272	72,302
Income tax expense	(129)	(155)	(239)	(346)
Equity in earnings of an investee	23	118	95	21
Income from continuing operations	37,098	34,135	77,128	71,977
(Loss) income from discontinued operations	(109)	741	(350)	2,041
Impairment of assets from discontinued operations	(602)	387	(602)	(334)
Income before gain on sale of assets	36,387	35,263	76,176	73,684
Gain on sale of assets	—	2,396	—	2,552
Net income	$36,387	$37,659	$76,176	$76,236

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were as follows: (i) cash provided by operating activities increased from $179.0 million in 2014 to $216.5 million in 2015; (ii) cash used for investing activities decreased from $1.2 billion in 2014 to $1.1 billion in 2015; and (iii) cash flows from financing activities decreased from $1.0 billion in 2014 to $955.4 million in 2015.

The increase in cash provided by operating activities for the six months ended June 30, 2015 compared to the prior year was due primarily to increased operating cash flow from our acquisitions after July 1, 2014. The decrease in cash used in investing activities for the six months ended June 30, 2015 compared to the prior year was due primarily to slightly less acquisition activity in 2015 and decreased capital improvement expenditures, partially offset by our increased investments and lower proceeds from our net sales of properties and investments. The decrease in cash provided by financing activities for the six months ended June 30, 2015 compared to the prior year was due primarily to proceeds received in 2014 from the issuance of $650.0 million of unsecured senior notes and our entering into a $350.0 million term loan agreement, offset by higher proceeds in 2015 from the issuance of common shares and higher net borrowings under our revolving credit facility, partially offset by increased distributions to our common shareholders.

Our Investment and Financing Liquidity and Resources

As of June 30, 2015, we had $52.2 million of cash and cash equivalents and $135.0 million available to borrow under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, cash flow from our operations and possible assumption of mortgage debt on acquired properties to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750.0 million unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, the credit agreement governing our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium, which was 130 basis points as of June 30, 2015. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.45%. As of June 30, 2015 and August 5, 2015, we had $615.0 million and $585.0 million outstanding under our revolving credit facility, respectively. We may also assume outstanding mortgage debt in connection with our acquisitions of properties or place new mortgages on properties we own.

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

In February 2015, we repaid at maturity a mortgage note for approximately $29.2 million with an annual interest rate of 6.02% encumbering one of our properties. In April 2015, we repaid a mortgage note for approximately $6.3 million that had a maturity date in October 2015 with an annual interest rate of 5.81%. In May 2015, we repaid four mortgage notes with an aggregate principal balance of approximately $15.1 million that had maturity dates in July 2015 with a weighted average annual interest rate of 5.70% encumbering four of our properties. In June 2015, we repaid at maturity a mortgage note for approximately $4.9 million with an annual interest rate of 5.65%. Also in June 2015, we repaid a mortgage note for approximately $4.4 million that had a maturity date in October 2015 with an annual interest rate of 5.81% encumbering one of our properties.

In January 2015, we acquired 23 MOBs (23 buildings), for approximately $539.0 million, excluding closing costs and working capital adjustments and including the assumption of approximately $30.0 million of mortgage debt with a weighted average annual interest rate of 4.73%.  The MOBs contain approximately 2.2 million leasable square feet and are located in 12 states. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage debt described above.

In December 2014, we entered into a purchase agreement to acquire 38 senior living communities with 3,439 living units located in 16 states for an aggregate contractual purchase price of $790.0 million, excluding closing costs. In May 2015, we completed the acquisition of 37 of these senior living communities with 3,352 living units for $762.6 million, and we amended the purchase agreement to accommodate a delayed closing of the one remaining senior living community with 87 living units.  We financed this acquisition using cash on hand, borrowings under our revolving credit facility and by assuming approximately $139.2 million of mortgage debt with a weighted average annual interest rate of 4.43%. The acquisition of the remaining senior living community is expected to close by year end 2015, but this acquisition is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed further or that the terms will not change.

In May 2015, we acquired one senior living community with 40 private pay independent living units for a contractual purchase price of approximately $9.8 million, excluding closing costs. We financed this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2015, we sold all 250,000 of our common shares of EQC for proceeds of $6.6 million,  net of transaction costs.

In June, 2015, we acquired 5,272,787 shares of RMR Inc. for $60.7 million, excluding transaction costs. As payment for the RMR Inc. shares, we issued 2,345,000 of our common shares valued at the volume weighted average trading prices during the 20 days prior to the acquisition and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 17.0% of our manager, RMR LLC.  We have agreed to distribute half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC.

In July 2015, we entered into an agreement to acquire one senior living community with 84 living units for approximately $18.3 million, excluding closing costs. We intend to finance this acquisition using cash on hand and borrowings under our revolving credit facility. The acquisition of this community is subject to various conditions; accordingly, we can provide no assurance that we will acquire this community, that the acquisition will not be delayed or that the terms will not change.

In February 2015, we sold one vacant senior living community for approximately $0.3 million, excluding closing costs. In April 2015, we sold one MOB (four buildings) for $1.5 million, excluding closing costs. In July 2015, we sold one senior living community with 12 skilled nursing units for approximately $0.2 million, excluding closing costs. In August 2015, we sold one senior living community with 63 skilled nursing units for approximately $0.9 million, excluding closing costs.

During the three and six months ended June 30, 2015, pursuant to the terms of our existing leases with Five Star, we purchased $4.8 million and $9.4 million, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.4 million and $0.8 million, respectively.  We used cash on hand to fund these purchases.

During the three and six months ended June 30, 2015 and 2014, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
MOB tenant improvements(1) (2)	$2,457	$1,330	$3,805	$3,137
MOB leasing costs(1) (3)	2,413	1,291	3,482	1,975
MOB building improvements(1) (4)	1,332	1,862	1,819	3,034
Managed senior living communities capital improvements	2,770	2,100	4,932	4,532
Development, redevelopment and other activities(5)	4,342	5,843	9,868	8,266
Total capital expenditures	$13,314	$12,426	$23,906	$20,944

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (1) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (2) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended June 30, 2015, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	115	171	286
Total leasing costs and concession commitments(1)	$5,312	$2,581	$7,893
Total leasing costs and concession commitments per square foot(1)	$46.42	$15.08	$27.63
Weighted average lease term (years)(2)	8.7	13.2	11.6
Total leasing costs and concession commitments per square foot per year(1)	$5.32	$1.14	$2.38

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of June 30, 2015, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

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

On April 13, 2015, we declared a quarterly distribution of $0.39 per common share, or $91.7 million, to our common shareholders of record on April 24, 2015, for the quarter ended March 31, 2015. This distribution was paid on May 21, 2015 using cash on hand and borrowings under our revolving credit facility.

On July 13, 2015, we declared a quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on July 24, 2015, for the quarter ended June 30, 2015. We expect to pay this distribution on or about August  20, 2015 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2015 were: (1) outstanding borrowings under our $750.0 million revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due 2016, (b) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (3) our $350.0 million principal amount term loan; and (4)  $714.4 million aggregate principal amount of mortgages secured by 56 of our properties (57 buildings) with maturity dates from 2015 to 2043. We also have two properties encumbered by capital leases totaling $12.5 million at June 30, 2015. The capital leases expire in 2026. We had $615.0 million outstanding under our unsecured revolving credit facility as of June 30, 2015. Our credit agreement for our unsecured revolving credit facility and our unsecured term loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes are governed by an indenture. This indenture and its supplements and our revolving credit facility and term loan agreements contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain other financial ratios. As of June 30, 2015, we believe we were in compliance with all of the covenants under our indenture and its supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior unsecured notes indenture and its supplements, nor our credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement and term loan agreements our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by credit rating agencies, our interest expense and related costs under our credit facility and term loan agreements would increase.

Our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of more than $20.0 million. Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Report on Form 8-K filed with the SEC on June 8, 2015 and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with our related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business. We may engage in additional transactions with related persons, including Five Star and businesses to which RMR LLC or its affiliates provide management services.

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

Impact of Government Reimbursement

As of June 30, 2015, approximately 97% of our NOI was generated from properties where a majority of the NOI is derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, updates prospective payment system rates each year. CMS issued updated Medicare prospective payment rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS is applying a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment.

On July 30, 2015, CMS released its final rule for the Medicare prospective payment system rates for SNFs for federal fiscal year 2016, which will go into effect on October 1, 2015. As part of this rule, CMS will apply a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment. As discussed in our Annual Report, Medicare rates have also been subject to reductions since April 2013 due to sequestration. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018.

As part of its rule for federal fiscal year 2016, CMS amends the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.  CMS will implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2% for SNFs that fail to submit required quality data. In addition, CMS adopts a 30 day all cause all condition hospital readmission measure for SNFs, for use in a new value-based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long-term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, and the IMPACT Act, and which are intended to reflect advances in service delivery and safety standards and practices, and to improve the safety, quality and effectiveness of care and services provided to residents.  In particular, the proposed rule would require SNFs to:  train staff on care for residents with dementia and on elder abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skill sets and competencies to provide person  centered care; augment care planning activities, including considering residents’ goals and preferences, and, on discharge, giving residents necessary follow-up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each SNF to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. These proposals, if finalized, would increase the cost of operations for long-term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  Specifically, CMS estimates in the proposed rule that the per-facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter.

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

Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of July 20, 2015, 19 states have elected not to broaden Medicaid eligibility under the ACA and one remains undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. In addition, although Medicaid is exempt from the sequestration process noted above, some of the states in which our senior living communities operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs.

On June 25, 2015, the U.S. Supreme Court held that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies provide certain eligible individuals with the ability to purchase or maintain health insurance.

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

At June 30, 2015, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.30%	10,750	2016	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	286,336	6.71%	19,213	2019	Monthly
Mortgages	83,599	5.924%	4,952	2016	Monthly
Mortgages	73,082	4.47%	3,267	2018	Monthly
Mortgages	52,000	5.64%	2,933	2016	Monthly
Mortgages	45,748	3.79%	1,734	2019	Monthly
Mortgages	44,127	6.54%	2,886	2017	Monthly
Mortgage	18,000	4.65%	837	2016	Monthly
Mortgage	15,075	6.28%	947	2022	Monthly
Mortgages	13,073	6.31%	825	2018	Monthly
Mortgage	12,087	6.25%	755	2016	Monthly
Mortgage	11,880	4.85%	576	2022	Monthly
Mortgage	10,961	6.15%	674	2017	Monthly
Mortgage	9,127	5.95%	543	2038	Monthly
Mortgage	9,073	6.73%	611	2018	Monthly
Mortgage	6,754	4.69%	317	2019	Monthly
Mortgage	6,179	5.97%	369	2016	Monthly
Mortgage	5,575	5.86%	327	2017	Monthly
Mortgage	4,554	4.38%	199	2043	Monthly
Mortgage	3,297	6.25%	206	2033	Monthly
Mortgage	2,574	7.31%	188	2022	Monthly
Mortgage	1,273	7.85%	100	2022	Monthly
	$2,464,374		$131,539

(1)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgage debt requires principal and interest payments through maturity pursuant to amortization schedules.  Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $24.6 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2015, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $23.0 million.

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

At June 30, 2015, our current floating rate debt obligations consisted of our $750.0 million unsecured revolving credit facility, under which we had $615.0 million outstanding, and our $350.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our term loan matures on January 15, 2020, and is prepayable without penalty at any time.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate(1)	Debt	Expense Per Year	Share Impact (2)
At June 30, 2015	1.50%	$965,000	$14,475	$0.06
100 basis point increase	2.50%	$965,000	$24,125	$0.10

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of June 30, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended June 30, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2015 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	per Share Impact(2)
At June 30, 2015	1.49%	$1,100,000	$16,390	$0.07
100 basis point increase	2.49%	$1,100,000	$27,390	$0.12

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loan as of June 30, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended June 30, 2015.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTED DISTRIBUTION OF SHARES OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR TAX STATUS AS A REIT,

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

BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH BASIS NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,

•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SIR AND THEIR RELATED PERSONS AND ENTITIES,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,

•	CHANGES IN THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,

•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,

•	INEFFECTIVE INTEGRATION OF NEW ACQUISITIONS AND LEASED AND MANAGED COMMUNITIES, AND

•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING,

•	IF FIVE STAR’S OPERATIONS BECOME UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR EXPECTED RETURN ON OUR 55

INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE AND OPERATE OUR PROPERTIES AND WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•

AS OF JUNE 30, 2015, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAY SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•	WE CURRENTLY HAVE ONE PROPERTY CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THIS PROPERTY ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF THIS PROPERTY MAY NOT OCCUR,

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SIR AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES AND OUR ECONOMIC OWNERSHIP INTEREST IN RMR LLC ARE STATED IN THIS QUARTERLY REPORT ON FORM 10-Q. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE RMR INC. SHARES WE EXPECT TO DISTRIBUTE TO OUR SHAREHOLDERS WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF THE RMR INC. SHARES WILL DEPEND UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS GENERALLY AT THE TIME THE RMR INC. SHARES ARE AVAILABLE FOR TRADING.  THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE IF AND WHEN THEY ARE DISTRIBUTED AND LISTED ON A NATIONAL STOCK EXCHANGE,

•

WE CURRENTLY EXPECT TO DISTRIBUTE HALF OF THE RMR INC. CLASS A COMMON SHARES WE ACQUIRED TO OUR SHAREHOLDERS AND WE CURRENTLY EXPECT THE DISTRIBUTION OF RMR INC. SHARES WILL OCCUR BY YEAR END 2015.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  AFTER A REGISTRATION STATEMENT IS FILED BY RMR INC. WITH THE SEC, IT WILL BE SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE

SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE. WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS.

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or agents, which may discourage lawsuits against us and our Trustees, officers, manager or agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time. This provision of our bylaws does not abrogate or supersede other provisions of our bylaws dealing with certain disputes affecting us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, May 7 and June 5, 2015, we issued 15,431,  13,746 and 15,770 of our common shares, respectively, to RMR LLC as payment of a portion of the management fee due to RMR LLC pursuant to our business management agreement with RMR LLC.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 5, 2015, we issued 2,345,000 of our common shares to RMR Inc. as payment, along with cash, for 5,272,787 shares of class A common stock of RMR Inc.  We issued all of these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5.  Other Information.

On August 5, 2015, our Board of Trustees approved amended and restated bylaws, effective that same date.

The amended and restated bylaws amend the share ownership requirements for shareholders seeking to nominate individuals for election to the Board of Trustees or propose other business to be considered by shareholders at an annual meeting of shareholders. Pursuant to the amended and restated bylaws, the proponent shareholder(s) must have each continuously owned (as defined in the amended and restated bylaws) our shares of beneficial interest entitled to vote in the election of Trustees or on a proposal of other business, for at least three years prior to each of the date of the giving of the notice of the proposed nomination or proposal of other business, the record date for determining the shareholders entitled to vote at the meeting and the time of the annual meeting, with the aggregate shares owned by such shareholder(s) as of each such date and during such three year period representing at least 1% of our shares of beneficial interest. Our bylaws previously required that a proponent shareholder own at least $2,000 in market value or 1% of our shares of beneficial interest entitled to vote at the meeting on such election or proposal of other business for at least one year from the date such shareholder gave notice of the proposed nomination or proposal of other business.

The amended and restated bylaws also amend the provisions regarding arbitration procedures for disputes to, among other things, add a provision allowing for an award or decision rendered pursuant to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, or AAA, to be appealed pursuant to the AAA appeals process, and shall not be considered final until after the time for filing a notice of appeal pursuant to the AAA appellate rules has expired, and otherwise until the appellate process has been completed.

The amended and restated bylaws also add a provision which provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty owed by any of our Trustees, officers, managers, agents or employees to us or our shareholders, (iii) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees arising pursuant to the Maryland General Corporation Law or our declaration of trust or the amended and restated bylaws, including any disputes, claims or controversies brought by or on behalf of any of our shareholders or (iv) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees governed by the internal affairs doctrine of the State of Maryland. This provision further provides that any person or entity purchasing or otherwise acquiring any interest in our shares of beneficial interest is deemed to have notice of and consented to this provision. This provision of our amended and restated bylaws does not abrogate or supersede other provisions of our amended and restated bylaws which may require the resolution of such disputes by arbitration.

The amended and restated bylaws also include certain conforming and administrative changes, including, among other things, revisions to the descriptions of the powers and duties of our officers.

The foregoing description of the amended and restated bylaws is not complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein. In addition, a marked copy of the amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of these amended and restated bylaws is attached as Exhibit 3.4.

Item 6.Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)

3.3	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (Filed herewith.)

3.4	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (marked copy) (Filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

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

10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research LLC, Reit Management & Research Trust and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.5

Registration Rights Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.6	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 19, 2015.)

10.7

Partial Termination of and Eighth Amendment to Amended And Restated Master Lease Agreement (Lease No. 2) dated as of July 20, 2015, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Quality Care, Inc., as tenant. (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: August 6, 2015

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 6, 2015