Form 10-Q
period 2015-09-30
SENIOR HOUSING PROPERTIES TRUST
filed 2015-11-04
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of registrant’s common shares outstanding as of November 3, 2015: 237,471,559

9

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

September 30, 2015

References in this Quarterly Report on Form 10-Q to “SNH”, “we”, “us” or “our” include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.    Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$787,543	$683,979
Buildings and improvements	6,651,545	5,554,632
	7,439,088	6,238,611
Less accumulated depreciation	(1,101,434)	(983,850)
	6,337,654	5,254,761
Cash and cash equivalents	61,408	27,594
Restricted cash	8,179	10,544
Deferred financing fees, net	29,486	30,549
Acquired real estate leases and other intangible assets, net	628,706	472,788
Other assets	287,563	172,033
Total assets	$7,352,996	$5,968,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$467,757	$80,000
Unsecured term loans	550,000	350,000
Senior unsecured notes, net of discount	1,744,694	1,743,628
Secured debt and capital leases	739,114	627,076
Accrued interest	33,662	20,046
Assumed real estate lease obligations, net	118,099	122,826
Other liabilities	194,130	72,286
Total liabilities	3,847,456	3,015,862

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,471,559 and 203,910,305 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,375	2,039
Additional paid in capital	4,531,703	3,825,063
Cumulative net income	1,468,047	1,353,622
Cumulative other comprehensive income	(1,169)	3,329
Cumulative distributions	(2,495,416)	(2,231,646)
Total shareholders’ equity	3,505,540	2,952,407
Total liabilities and shareholders’ equity	$7,352,996	$5,968,269

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$158,863	$137,614	$460,193	$377,339
Residents fees and services	96,412	79,259	271,061	237,740
Total revenues	255,275	216,873	731,254	615,079

Expenses:
Property operating expenses	96,927	82,706	276,313	240,297
Depreciation	70,016	50,074	186,234	135,132
General and administrative	10,316	10,384	32,563	28,250
Acquisition related costs	742	15	6,517	2,649
Impairment of assets	(98)	—	(98)	—
Total expenses	177,903	143,179	501,529	406,328

Operating income	77,372	73,694	229,725	208,751

Interest and other income	57	78	274	336
Interest expense	(38,989)	(36,201)	(112,838)	(99,213)
Loss on early extinguishment of debt	(21)	—	(1,469)	—
Income from continuing operations before income tax expense and equity in (losses) earnings of an investee	38,419	37,571	115,692	109,874
Income tax expense	(146)	(156)	(385)	(502)
Equity in (losses) earnings of an investee	(24)	38	70	59
Income from continuing operations	38,249	37,453	115,377	109,431
Discontinued operations:
(Loss) income from discontinued operations	—	(557)	(350)	1,484
Impairment of assets from discontinued operations	—	216	(602)	(117)
Income before gain on sale of properties	38,249	37,112	114,425	110,798
Gain on sale of properties	—	—	—	2,552
Net income	$38,249	$37,112	$114,425	$113,350

Other comprehensive income:
Change in net unrealized (loss) gain on investments	(7,242)	(5,404)	(4,407)	(6,684)
Share of comprehensive (loss) income of an investee	(72)	(33)	(91)	17
Other comprehensive (loss) income	(7,314)	(5,437)	(4,498)	(6,667)
Comprehensive income	$30,935	$31,675	$109,927	$106,683

Weighted average common shares outstanding (basic)	237,263	203,647	231,454	197,225
Weighted average common shares outstanding (diluted)	237,293	203,675	231,486	197,256

Per common share amounts (basic and diluted):
Income from continuing operations	0.16	0.18	0.50	0.56
(Loss) income from discontinued operations	—	—	(0.01)	0.01
Net income	$0.16	$0.18	$0.49	$0.57

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$114,425	$113,350
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	186,234	135,132
Amortization of deferred financing fees and debt discounts and premiums	4,541	4,709
Straight line rental income	(13,739)	(6,814)
Amortization of acquired real estate leases and other intangible assets	(3,461)	(1,110)
Loss on early extinguishment of debt	1,469	—
Impairment of assets	504	117
Other non-cash adjustments	(1,714)	—
Gain on sale of properties	—	(2,552)
Gain on sale of investments	(71)	—
Equity in earnings of an investee	(70)	(59)
Change in assets and liabilities:
Restricted cash	2,365	1,528
Other assets	(9,561)	331
Accrued interest	13,616	16,716
Other liabilities	26,303	20,175
Cash provided by operating activities	320,841	281,523

Cash flows from investing activities:
Real estate acquisitions and deposits	(1,132,760)	(1,146,840)
Real estate improvements	(55,983)	(53,197)
Investment in Affiliates Insurance Company	—	(825)
Investment in The RMR Group Inc.	(16,588)	—
Proceeds from sale of properties	2,755	18,575
Proceeds from sale of investments	6,571	—
Cash used for investing activities	(1,196,005)	(1,182,287)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	659,496	322,962
Proceeds from issuance of unsecured senior notes, net of discount	—	648,914
Proceeds from unsecured term loan	200,000	350,000
Proceeds from borrowings on revolving credit facility	1,308,000	90,000
Repayments of borrowings on revolving credit facility	(920,243)	(190,000)
Repayment of other debt	(70,087)	(45,304)
Loss on early extinguishment of debt settled in cash	(1,448)	—
Payment of deferred financing fees	(2,758)	(8,039)
Repurchase of common shares	(212)	—
Distributions to shareholders	(263,770)	(226,252)
Cash provided by financing activities	908,978	942,281

Increase in cash and cash equivalents	33,814	41,517
Cash and cash equivalents at beginning of period	27,594	39,233
Cash and cash equivalents at end of period	$61,408	$80,750

Supplemental cash flow information:
Interest paid	$94,681	$77,788
Income taxes paid	477	152

Non-cash investing activities:
Investment acquired by issuance of common shares	(44,461)	—
Acquisitions funded by assumed debt	(181,432)	(15,630)

Non-cash financing activities:
Assumption of mortgage notes payable	181,432	15,630
Issuance of common shares	47,691	3,997

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

Note 2.  Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of certain debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.  Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. When these updates are adopted, deferred financing costs of $25,199 and $26,339 as of September 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it also may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as a substantial part of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At September 30, 2015, we owned 428 properties (452 buildings) located in 43 states and Washington, D.C. We have accounted, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

Senior Living Community Acquisitions:

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,439 living units for an aggregate purchase price of $790,000, excluding net closing adjustments of $76 and closing costs. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015 we acquired the one remaining community. We funded the acquisitions of these 38 senior living communities using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151,477 of mortgage debt with a weighted average annual interest rate of 4.57%.

Nineteen of the 38 communities are triple net leased senior living communities with 2,206 living units, and are leased to seven senior living operators. As of the date acquired, the weighted average amortization period for capitalized lease origination values was 11.5 years.  The remaining 19 acquired managed communities with 1,233 living units were acquired using taxable REIT subsidiary, or TRS, structures, and are being managed by third parties for our account.  We paid fees of $975 and terminated the pre-existing management agreements that were in place for 14 of these 19 managed communities, with 838 living units as of the time we acquired those communities, and we entered into management agreements with Five Star Quality Care, Inc. or its subsidiaries, or Five Star, to manage those 14 communities. The remaining five managed communities, with 395 living units, continue to be managed by the pre-existing third party senior living operator.

Also in September 2015, we acquired one triple net leased senior living community with 84 living units for a purchase price of $18,250, excluding closing costs. We funded the acquisition of this community using cash on hand and borrowings under our revolving credit facility. This community is leased to a privately owned third party senior living operator. This acquisition was accounted for as an acquisition of assets.

In May 2015, we acquired one senior living community with 40 private pay independent living units for a purchase price of approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies various conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of September 30, 2015. This liability is included in other liabilities in our condensed consolidated balance sheets. This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community already owned are now conducted as a single integrated community under one management agreement.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

The table below represents the purchase price allocations (including net closing adjustments) of the managed and triple net leased senior living community acquisitions described above.

Senior Living Community Acquisitions since January 1, 2015:

					Cash Paid							(Premium) /
			Number		plus				Acquired			Discount
		Leased /	of	Units /	Assumed		Buildings and		Real Estate	Other	Assumed	on Assumed
Date	Location	Managed	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Leases	Liabilities	Debt	Debt
May-15	11 States	Leased	18	2,119	$459,183	$29,715	$373,471	$21,117	$54,096	$(18,091)	$(44,395)	$(1,125)
May-15	5 States	Managed	19	1,233	313,345	12,267	214,064	12,342	73,840	—	(94,786)	832
Sep-15	NC	Leased	1	87	17,548	1,134	13,749	1,022	2,208	—	(12,297)	(565)
Subtotal 38 senior living communities portfolio			38	3,439	790,076	43,117	601,284	34,481	130,145	(18,091)	(151,477)	(858)

Sep-15	GA	Leased	1	84	18,250	1,825	16,425	—	—	—	—	—
May-15	GA	Managed	— (2)	40	8,750	993	8,169	427	161	(1,000)	—	—

			39	3,563	$817,076	$45,935	$625,878	$34,907	$130,305	$(19,091)	$(151,477)	$(858)

(1)

These amounts include the cash we paid plus the debt we assumed, if any, as well as various closing settlement adjustments, but exclude closing costs.  The allocation of the purchase price of these acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  These amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

(2)

This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community already owned are now conducted as a single integrated community under one management agreement.

MOB Acquisitions:

In January 2015, we acquired 23 properties (23 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, for an aggregate purchase price of $539,000,  excluding net credits received of $7,377 related to debt assumption costs and outstanding tenant improvement allowances and excluding closing costs. These MOBs include approximately 2,170,000 leasable square feet. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of $29,955 of mortgage debt with a weighted average annual interest rate of 4.73%. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination costs and capitalized below market lease values were 9.8 years, 9.5 years and 11.1 years, respectively. These 23 properties were purchased from Select Income REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 10 for further information regarding this transaction.

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

(1)

This amount includes the cash we paid plus the debt we assumed, if any, as well as various closing settlement adjustments, but excludes closing costs.  The allocation of the purchase price of these acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  These amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

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

Discontinued Operations and Properties Held for Sale:

As of September 30, 2015, we had two senior living communities with 257 living units categorized as properties held for sale.  These two properties are included in other assets in our condensed consolidated balance sheets and have a net book value (after impairment) of approximately $5,077 at September 30, 2015. We classify all properties as held for sale in our condensed consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, or the Codification.

During 2015, we had one MOB (four buildings) classified in discontinued operations. We sold this MOB in April 2015 as described below. During 2014, we had four MOBs (seven buildings) classified in discontinued operations, three of which ( three buildings) were sold in 2014. Summarized income statement information for these MOBs that met the criteria for inclusion in discontinued operations prior to the adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental income	$—	$111	$56	$3,837
Property operating expenses	—	(668)	(406)	(2,353)
(Loss) income from discontinued operations	$—	$(557)	$(350)	$1,484

Dispositions:

In February 2015, we sold one vacant senior living community for $250, excluding closing costs. In July 2015, we sold one senior living community for $155, excluding closing costs. In August 2015, we sold one senior living community for $850, excluding closing costs.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In April 2015, we sold one MOB (four buildings) for $1,500, excluding closing costs.

Note 4.  Unrealized Gain / Loss on Investments

As of September 30, 2015, we owned 4,235,000 common shares of Five Star which are carried at fair market value in other assets on our condensed consolidated balance sheets. Cumulative other comprehensive income shown in our condensed consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the value at quoted market prices of our Five Star shares as of September 30, 2015 ($3.09 per share) and our weighted average costs at the time we acquired these shares ($3.36 per share).

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

Note 5.  Indebtedness

Our principal debt obligations at September 30, 2015 were: (1) outstanding borrowings under our $1,000,000 revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $250,000 principal amount at an annual interest rate of 4.30% due in 2016 (which we prepaid in November 2015), (b) $400,000 principal amount at an annual interest rate of 3.25% due in 2019, (c) $200,000 principal amount at an annual interest rate of 6.75% due in 2020, (d) $300,000 principal amount at an annual interest rate of 6.75% due in 2021, (e) $250,000 principal amount at an annual interest rate of 4.75% due in 2024 and (f) $350,000 principal amount at an annual interest rate of 5.625% due in 2042; (3) our $350,000 principal amount term loan; (4) our $200,000 principal amount term loan; and (5) $723,170 aggregate principal amount of mortgages secured by 57 of our properties (58 buildings) with maturity dates between 2016 and 2043.  The 57 mortgaged properties (58 buildings) had a carrying value before depreciation of $1,148,595 at September 30, 2015.  We also had two properties subject to capital leases with lease obligations totaling $12,313 at September 30, 2015; these two properties had a carrying value before depreciation of $35,515 at September 30, 2015. The capital leases expire in 2026.

In September 2015, we partially exercised the accordion feature under our unsecured revolving credit facility agreement and increased the maximum borrowings available under the facility to $1,000,000 from the previous amount of $750,000. All other material terms under the credit facility remain unchanged.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  The revolving credit facility agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility agreement until maturity, and no principal repayment is due until maturity.  The revolving credit facility agreement includes a feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. The interest rate paid on borrowings under the revolving credit facility agreement is LIBOR plus a premium of 130 basis points, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.46%, and the weighted average annual interest rates for borrowings under our revolving credit facility were 1.47% and 1.48% for the three and nine months ended September 30, 2015, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.42% for both the three and nine months ended September 30, 2014. As of September 30, 2015, we had $467,757 outstanding and $532,243 available for borrowing, and as of November 3, 2015, we had $745,000 outstanding and $255,000 available for borrowing under our revolving credit facility.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

On September 28, 2015, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $200,000 unsecured term loan. This term loan matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances. This term loan requires interest at a rate of LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. We used the net proceeds from this term loan to repay a part of amounts outstanding under our revolving credit facility. As of September 30, 2015, the annual interest rate payable for amounts outstanding under this term loan was 1.99%.

In addition to our $200,000 term loan, we also have a $350,000 unsecured term loan, which we borrowed in 2014. This term loan matures on January 15, 2020, and is prepayable without penalty at any time.  This term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. This term loan requires interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate payable on amounts outstanding under this term loan was 1.60%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.61% and 1.60% for the three and nine months ended September 30, 2015, respectively. The weighted average annual interest rate for amounts outstanding under this term loan was 1.55% for the three months ended September 30, 2014 and for the period from May 30, 2014 (the day we entered into the term loan agreement) to September 30, 2014.

Our revolving credit facility and term loan agreements provide for the acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC, ceasing to act as our business manager and property manager.

Our senior notes indenture and its related supplements and our credit facility and term loan agreements contain a number of financial and other covenants, including covenants that restrict our ability to incur debt or to make distributions under certain circumstances, and generally require us to maintain financial ratios. We believe we were in compliance with the terms and conditions of our senior notes indenture and its supplements and our credit facility and term loan agreements at September 30, 2015.

In December 2014, we entered an agreement to acquire the 38 senior living communities discussed in Note 3 above. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015 in connection with that termination. As discussed in Note 3 above, we acquired these senior living communities in May and September 2015 and financed the acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151,477 of mortgage debts with a weighted average annual interest rate of 4.57%. These mortgages have maturity dates from October 2018 through July 2019. We determined the fair value of the assumed mortgage debts using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In connection with two of the 23 MOBs we acquired in January 2015, as further discussed in Note 3 above, we assumed $29,955 of mortgage debts which we recorded at is aggregate fair value of $31,029.  These two assumed mortgage debts have a contractual weighted average annual interest rate of 4.73% and mature in July 2016 and October 2022.  We determined the fair value of the assumed mortgages using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy.

In February 2015, we repaid at maturity a mortgage that encumbered one of our properties that had a principal balance of $29,227 and an annual interest rate of 6.02%.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In April 2015, we prepaid a mortgage that encumbered one of our properties that had a principal balance of $6,274 and an annual interest rate of 5.81%.

In May 2015, we prepaid four mortgages encumbering four properties with an aggregate principal balance of $15,077 and a weighted average annual interest rate of 5.70%.

In June 2015, we repaid at maturity a mortgage encumbering one property with a principal balance of $4,867 and an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage encumbering one property with a principal balance of $4,351 and an annual interest rate of 5.81%.

In October 2015, we prepaid two mortgages encumbering one property with a principal balance of $52,000 and a weighted average annual interest rate of 5.64%.

In November 2015, we prepaid all $250,000 of our 4.30% senior unsecured notes due January 2016.

We funded all of the foregoing payments with cash on hand and borrowings under our revolving credit facility.

Note 6.  Shareholders’ Equity

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659,496 after underwriting discounts and expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes.

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

On August 20, 2015, we paid a distribution to common shareholders of $0.39 per share, or approximately $92,585, that was declared on July 13, 2015 and was payable to shareholders of record on July 24, 2015.

On October 12, 2015, we declared a distribution payable to common shareholders of record on October 23, 2015, of $0.39 per share, or approximately $92,614. We expect to pay this distribution on or about November 19, 2015 using cash on hand and borrowings under our revolving credit facility.

On May 19, 2015, we granted 2,500 of our common shares, valued at $20.14 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation. On September 26, 2015, we granted 2,500 of our common shares to a new Independent Trustee, who was elected to our Board that day. Those common shares were valued at $16.26 per share, the closing price of our common shares on the NYSE as of September 25, 2015, and were granted to her as part of her trustee compensation.

On June 5, 2015, we issued 2,345,000 of our common shares in connection with our acquisition of shares of The RMR Group Inc. (formerly Reit Management & Research Inc.), or RMR Inc., as further described in Note 10. RMR Inc. is the parent company of RMR LLC, our manager.

On September 2, 2015, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 84,000 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $15.73 per share, the closing price of our common shares on the NYSE on that day.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

On September 24, 2015, we purchased an aggregate of 13,113 of our common shares for $16.19 per share, the closing price of our common shares on the NYSE on that day, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

During the nine months ended September 30, 2015, we issued 81,557 of our common shares to RMR LLC as part of the business management fee payable by us under our business management agreement. See Note 10 for further information regarding and recent amendments to this agreement.

Note 7.  Fair Value of Assets and Liabilities

The following table presents certain of our assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2015 categorized by the level of inputs used in the valuation of each asset or liability.

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs

Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets held for sale(1)	$374	$—	$—	$374
Investments in available for sale securities(2)	$13,086	$13,086	$—	$—
Additional purchase consideration(3)	$1,000	$—	$—	$1,000

(1)

Assets held for sale consist of one of our properties (one building) that we expect to sell that is reported at fair value less estimated costs to sell. We used offers to purchase this property made by third parties or comparable sales transactions (Level 3 inputs) to determine the fair values of this property. We have recorded cumulative impairments of approximately $2,283 to this property in order to reduce its book value to fair value. We also have one additional property (one building) held for sale as of September 30, 2015. This asset is recorded at its carrying value of $4,703, which is lower than what we believe its fair value less estimated costs to sell to be at September 30, 2015.

(2)

Our investments in available for sale securities include our 4,235,000 common shares of Five Star. The fair values of these shares are based upon quoted prices at September 30, 2015 in active markets (Level 1 inputs).

(3)

In May 2015, we acquired one senior living community located in Georgia for approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies certain conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of September 30, 2015. We estimate the fair value of this liability at September 30, 2015 to be $1,000, which is the amount we have agreed to pay in cash when the applicable conditions are satisfied (Level 3 inputs). This liability is included in other liabilities in our condensed consolidated balance sheets as described in Note 3.

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding six issuances of senior notes (Level 2 inputs) on or about September 30, 2015.  The fair values of these senior note obligations exceed their aggregate book values of $1,744,694 by $66,116 because these notes were trading at premiums to their face amounts.

We estimate the fair values of our secured debts by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). The fair value of our secured debts exceeds their book value of $723,170 by $60,036 because current market interest rates are lower than the market interest rates at the time we

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

assumed these secured debts. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table and our senior unsecured notes and secured debts, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash and other unsecured obligations. The fair values of these additional financial instruments approximate their carrying values at September 30, 2015 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8.  Segment Reporting

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that we lease to operators who provide short term and long term residential care and dining services for residents, (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. Our triple net and managed senior living communities include independent living communities, assisted living communities and skilled nursing facilities, or SNFs. Properties in the MOB segment include medical office, clinic and biotech laboratory buildings. The “All Other” category in the following table includes amounts

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

related to corporate business activities and the operating results of certain properties that offer wellness and spa services to members.

	For the Three Months Ended September 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$64,222	$—	$90,072	$4,569	$158,863
Residents fees and services	—	96,412	—	—	96,412
Total revenues	64,222	96,412	90,072	4,569	255,275

Expenses:
Property operating expenses	—	71,983	24,944	—	96,927
Depreciation	19,140	19,248	30,680	948	70,016
General and administrative	—	—	—	10,316	10,316
Acquisition related costs	—	—	—	742	742
Impairment of assets	(98)	—	—	—	(98)
Total expenses	19,042	91,231	55,624	12,006	177,903

Operating income (loss)	45,180	5,181	34,448	(7,437)	77,372

Interest and other income	—	—	—	57	57
Interest expense	(6,342)	(2,705)	(1,707)	(28,235)	(38,989)
Loss on early extinguishment of debt	—	—	—	(21)	(21)
Income (loss) before income tax expense and equity in losses of an investee	38,838	2,476	32,741	(35,636)	38,419
Income tax expense	—	—	—	(146)	(146)
Equity in losses of an investee	—	—	—	(24)	(24)
Income (loss) from continuing operations	38,838	2,476	32,741	(35,806)	38,249
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—
Impairment of assets from discontinued operations	—	—	—	—	—
Net income (loss)	$38,838	$2,476	$32,741	$(35,806)	$38,249

Total assets	$2,264,217	$1,291,623	$3,393,253	$403,903	$7,352,996

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended September 30, 2014
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$55,266	$—	$77,798	$4,550	$137,614
Residents fees and services	—	79,259	—	—	79,259
Total revenues	55,266	79,259	77,798	4,550	216,873

Expenses:
Property operating expenses	—	61,330	21,376	—	82,706
Depreciation	15,372	8,006	25,748	948	50,074
General and administrative	—	—	—	10,384	10,384
Acquisition related costs	—	—	—	15	15
Total expenses	15,372	69,336	47,124	11,347	143,179

Operating income (loss)	39,894	9,923	30,674	(6,797)	73,694

Interest and other income	—	—	—	78	78
Interest expense	(6,446)	(2,416)	(1,484)	(25,855)	(36,201)
Income (loss) before income tax expense and equity in earnings of an investee	33,448	7,507	29,190	(32,574)	37,571
Income tax expense	—	—	—	(156)	(156)
Equity in earnings of an investee	—	—	—	38	38
Income (loss) from continuing operations	33,448	7,507	29,190	(32,692)	37,453
Discontinued operations:
Loss from discontinued operations	—	—	(557)	—	(557)
Impairment of assets from discontinued operations	—	—	216	—	216
Income (loss) before gain on sale of properties	33,448	7,507	28,849	(32,692)	37,112
Gain on sale of properties	—	—	—	—	—
Net income (loss)	$33,448	$7,507	$28,849	$(32,692)	$37,112

Total assets	$1,823,234	$899,545	$2,953,668	$312,675	$5,989,122

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Nine Months Ended September 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$180,820	$—	$265,664	$13,709	$460,193
Residents fees and services	—	271,061	—	—	271,061
Total revenues	180,820	271,061	265,664	13,709	731,254

Expenses:
Property operating expenses	—	204,178	72,135	—	276,313
Depreciation	51,322	41,357	90,711	2,844	186,234
General and administrative	—	—	—	32,563	32,563
Acquisition related costs	—	—	—	6,517	6,517
Impairment of assets	(98)	—	—	—	(98)
Total expenses	51,224	245,535	162,846	41,924	501,529

Operating income (loss)	129,596	25,526	102,818	(28,215)	229,725

Interest and other income	—	—	—	274	274
Interest expense	(18,598)	(7,285)	(5,232)	(81,723)	(112,838)
Loss on early extinguishment of debt	(6)	(33)	—	(1,430)	(1,469)
Income (loss) before income tax expense and equity in earnings of an investee	110,992	18,208	97,586	(111,094)	115,692
Income tax expense	—	—	—	(385)	(385)
Equity in earnings of an investee	—	—	—	70	70
Income (loss) from continuing operations	110,992	18,208	97,586	(111,409)	115,377
Discontinued operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$110,992	$18,208	$96,634	$(111,409)	$114,425

Total assets	$2,264,217	$1,291,623	$3,393,253	$403,903	$7,352,996

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

Note 9. Significant Tenant

Five Star is our former subsidiary.  Rental income from Five Star represented 19.6% of our rental income for the nine months ended September 30, 2015, and the properties Five Star leases from us represented 28.8% of our investments, at cost, as of September 30, 2015.  As of September 30, 2015, Five Star also managed 60 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC.  For information in addition to that presented herein about these and other such relationships and certain other related person transactions,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

please refer to our Annual Report and our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on June 8, 2015.

Five Star:

Five Star was our 100% owned subsidiary until it was spun out to our shareholders as a special distribution in 2001. As of September 30, 2015, we owned 4,235,000 of Five Star’s common shares, representing approximately 8.6% of Five Star’s outstanding common shares, and we are Five Star’s largest shareholder. Five Star is our largest tenant and property operator.

As of September 30, 2015, we leased 178 senior living communities to Five Star.  We recognized total rental income from Five Star of $47,828 and $47,717 for the three months ended September 30, 2015 and 2014, respectively, and $143,271 and $142,842 for the nine months ended September 30, 2015 and 2014, respectively.  As of October 2015 and 2014, we received estimated percentage rent payments from Five Star of $4,194 and $4,317 for the nine months ended September 30, 2015 and 2014, respectively. We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  During the nine months ended September 30, 2015 and 2014, pursuant to the terms of our leases with Five Star, we purchased $16,915 and $23,776, respectively, of improvements made to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,361 and $1,902, respectively.  As of September 30, 2015 and December 31, 2014, our rents receivable from Five Star were $15,937 and $17,310, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.

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

As of September 30, 2015, Five Star managed 60 senior living communities for our account; as of September 30, 2014, Five Star managed 44 senior living communities for our account.  Pursuant to our management agreements with Five Star, we incurred management fees of $2,717 and $2,438 for the three months ended September 30, 2015 and 2014, respectively, and $7,939 and $7,295 for the nine months ended September 30, 2015 and 2014, respectively, with respect to the communities Five Star manages.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

In connection with our acquisition of 37 senior living communities in May 2015 described in Note 3, we terminated the pre-existing management agreements for 14 of these communities, with 838 living units, and entered into 14 separate management agreements with Five Star for it to manage these communities for our account.

In May 2015, we acquired one senior living community with 40 private pay independent living units for approximately $9,750, excluding closing costs, using a TRS structure.   This senior living community is adjacent to another community that we own which is managed by Five Star.  The operations of this community and the community already owned are now conducted as a single integrated community under one management agreement.

Pursuant to the sublease agreement between one of our TRSs and D&R Yonkers LLC, D&R Yonkers LLC incurred rent expense of $759 and $737 for the three months ended September 30, 2015 and 2014, respectively, and $2,263 and $2,197 for the nine months ended September 30, 2015 and 2014, respectively. D&R Yonkers LLC is owned by our

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

officers in order to accommodate certain state licensing requirements. Five Star manages the senior living community to which the sublease agreement relates.

Acquisition of Interest in our Manager:

On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SIR, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an ownership interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc.  RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy.  Pursuant to these transaction agreements: we contributed to RMR Inc. 2,345,000 of our common shares and $13,967 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash; HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,272,787 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc.  The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis.  The class A common stock of RMR Inc. has one vote per share.  The class B-1 common stock of RMR Inc. has 10 votes per share.  The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust.  The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, cash.  Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC the class B-2 common stock of RMR Inc. “paired” with an equal number of class A membership units are cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement, or the amended business management agreement, with RMR LLC and an amended and restated property management agreement, or the amended property management agreement, with RMR LLC.  The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.”  Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.  Each Other REIT entered into a similar registration rights agreement with RMR Inc.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

•

We entered into a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 2,345,000 of our common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions.  Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently have an indirect 17.0% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., GOV, HPT and SIR currently have an indirect 5.0%,  16.2% and 10.2% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute approximately half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC. The distribution of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC:

As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into the amended business management agreement, which amended and restated our previous business management agreement with RMR LLC, and the amended property management agreement, which amended and restated our previous property management agreement with RMR LLC.  Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements.  Our amended management agreements were effective as of June 5, 2015.

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

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Accounting for Investment in RMR Inc.:

On June, 5, 2015, we acquired 5,272,787 shares of class A common stock of RMR Inc. for $60,700, excluding transaction costs. We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s shares of class A common stock represented a discount to the fair value of these shares. We account for this investment under the cost method of accounting and have recorded this investment at its estimated fair value of $136,278 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP. As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and which amount we are amortizing as described below.  As of September 30, 2015 the unamortized balance of this liability was $76,648 and it is included in other liabilities in our condensed consolidated balance sheet. Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment was $138,839,  including transaction costs, as of September 30, 2015. We believe the carrying value of our investment in RMR Inc. as of September 30, 2015 approximates its estimated fair value for accounting purposes. The liability related to the acquisition of these shares is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as a reduction to business management fees and property management fees, which are included in general and administrative and property operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of the liability included in general and administrative expense and property operating expenses for the three and nine months ended September 30, 2015 totaled $959 and $1,202, respectively.

RMR LLC Management Fees and Reimbursements:

Pursuant to our business management agreement with RMR LLC, the business management fees we recognized were $8,682 and $8,077 for the three months ended September 30, 2015 and 2014, respectively, and $26,644 and $22,492 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and 2014, no incentive fees were estimated to be payable to RMR LLC for 2015 and 2014, respectively.

The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our pre-existing business management agreement, we issued 68,983 and 98,449 of our common shares to RMR LLC for the nine months ended September 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $2,533 and $2,211 for the three months ended September 30, 2015 and 2014, respectively, and $7,554 and $5,928 for the nine months ended September 30, 2015 and 2014, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements and are comprised of fees we recognized under both our pre-existing property management agreement and our amended property management agreement.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs, which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of those property management related reimbursements paid to RMR LLC were $1,954 and $1,714 for the three months ended September 30, 2015 and 2014, respectively, and $5,189 and $4,629 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods. In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year. In September 2015 and 2014, we made annual share grants to RMR LLC employees of 84,000 and 81,700 of our common shares, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In September 2015, we purchased 13,113 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of restricted common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs of internal audit services.  The amounts accrued for share grants to RMR LLC employees and internal audit costs were $302 and $662 for the three months ended September 30, 2015 and 2014, respectively, and $1,337 and $1,615 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

Leases with RMR LLC:

Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $153 for the nine months ended September 30, 2015.

SIR:

On January 29, 2015, we acquired from SIR entities owning 23 MOBs that SIR acquired when its subsidiary merged with CCIT. Our purchase price for these 23 MOBs was approximately $539,000, excluding closing costs and working capital adjustments and including the assumption of approximately $29,955 of mortgage debts.  These 23 MOBs contain approximately 2,170,000 leasable square feet and are located in 12 states. In April 2015, SIR paid to us $8,993 to settle certain working capital activity for the 23 MOBs as of the acquisition date.

AIC:

As of September 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,807, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized a loss of ($24) and income of $38 related to our investment in AIC for the three months ended September 30, 2015 and 2014, respectively, and income of $70 and $59 for the nine months ended September 30, 2015 and 2014, respectively. Our other comprehensive income includes unrealized (losses) gains on securities available for sale which are owned by AIC of ($72) and ($33) for the three months ended September 30, 2015 and 2014, respectively, and (losses) of ($91) and gains of $17 for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually, a one year property insurance policy providing $1,000,000 of coverage for one very large property we own and a one year combined policy providing terrorism coverage of $200,000 for our properties.  We paid aggregate annual premiums, including taxes and fees, of approximately $4,222 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Directors’ and Officers’ Liability Insurance:

In August 2015, we extended through September 2017 our combined directors' and officers' insurance policy with RMR LLC and five other companies managed by RMR LLC that provides $10,000 in aggregate primary coverage.  At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these extensions was approximately $502.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our REIT status.  During the three and nine months ended September 30, 2015, we recognized income tax expense of $146 and $385, respectively.  During the three and nine months ended September 30, 2014, we recognized income tax expense of $156 and $502, respectively.

Note 12. Per Common Share Amounts

We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	237,263	203,647	231,454	197,225
Effect of dilutive securities: unvested share awards	30	28	32	31
Weighted average common shares for diluted earnings per share	237,293	203,675	231,486	197,256

Note 13.  Pro Forma Information

In January 2015, we acquired 23 properties for an aggregate purchase price of $539,000, excluding closing costs and working capital adjustments and including the assumption of $29,955 of mortgage debts with a weighted average annual interest rate of 4.73%. We recognized rental income and property operating expenses from this acquisition of $27,412 and $4,250, respectively, for the nine months ended September 30, 2015. In February 2015, we sold 31,050,000 of our common shares in a public offering raising net proceeds of approximately $659,496 after underwriting discounts and expenses.

In May and September 2015, we acquired 39 senior living communities for an aggregate purchase price of $818,000, excluding closing costs, and including the assumption of $151,477 of mortgage debts with a weighted average annual interest rate of 4.57%.  Twenty of the 39 communities are triple net leased, and we recognized rental income from these 20 communities of $14,264 for the nine months ended September 30, 2015. We recognized residents fees and services and property operating expenses for the remaining 19 managed senior living communities of $22,235 and $15,714, respectively, for the nine months ended September 30, 2015. In September 2015, we entered into a $200,000 term loan agreement, which requires interest at a rate of LIBOR plus a premium of 180 basis points.

During 2014, we purchased two senior living communities and two MOBs (three buildings) for $1,204,393, excluding closing costs. We also assumed $15,630 of mortgage debt at an annual interest rate of 6.28% related to one of our 2014 acquisitions. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807 after underwriting discounts and expenses.  Also in April 2014, we issued $400,000 of 3.25%

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889 after underwriting discounts and expenses. In May 2014, we entered into a $350,000 term loan agreement, which requires interest at a rate of LIBOR plus a premium of 140 basis points.

The following table presents our pro forma results of operations for the nine months ended September 30, 2015 and 2014 as if the 2015 and 2014 acquisition and financing activities described in the three preceding paragraphs had occurred on January 1, 2014, and January 1, 2013, respectively.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we may enter into during and after 2015, and for other reasons.

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Total revenues	$765,933	758,825
Net income	$113,588	94,888
Net income per share	$0.48	0.40

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At September 30, 2015, we owned 428 properties (452 buildings) located in 43 states and Washington, D.C., including two properties (two buildings) classified as held for sale.  At September 30, 2015, the undepreciated carrying value of our properties, net of impairments, was $7.4 billion, excluding properties classified as held for sale. As of September 30, 2015, 97% of our net operating income, or NOI, came from properties where a majority of the charges are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q3 2015	Q3 2015
(As of September 30, 2015)	Properties	Square Feet		Carrying Value(1)	Investment	Square Foot(2)	NOI(3)	NOI

Facility Type
Independent living(4)	68	16,467		$2,222,366	29.9%	$134,959	$46,003	29.0%
Assisted living(4)	187	13,807		1,840,130	24.7%	$133,275	37,940	24.0%
Nursing homes(4)	42	4,563		190,681	2.6%	$41,789	4,687	3.0%
Subtotal senior living communities	297	34,837		4,253,177	57.2%	$122,088	88,630	56.0%
MOBs	121	11,315,485	sq. ft.	3,010,971	40.4%	$266	65,124	41.1%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,569	2.9%
Total	428			$7,444,165	100.0%		$158,323	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	84	6,160		692,142	9.3%	$112,361	14,603	9.2%
Five Star (Lease No. 2)	48	7,032		703,223	9.5%	$100,003	15,847	10.1%
Five Star (Lease No. 3)	17	3,281		355,714	4.8%	$108,416	8,612	5.4%
Five Star (Lease No. 4)	29	3,335		391,665	5.3%	$117,441	8,745	5.5%
Subtotal Five Star	178	19,808		2,142,744	28.9%	$108,176	47,807	30.2%
Sunrise / Marriott(5)	4	1,619		126,326	1.7%	$78,027	3,133	2.0%
Brookdale	18	894		61,122	0.8%	$68,369	1,810	1.1%
13 private senior living companies (combined)	32	3,910		546,537	7.3%	$139,779	11,451	7.3%
Subtotal triple net leased senior living communities	232	26,231		2,876,729	38.7%	$109,669	64,201	40.6%
Managed senior living communities(6)	65	8,606		1,376,448	18.5%	$159,941	24,429	15.4%
Subtotal senior living communities	297	34,837		4,253,177	57.2%	$122,088	88,630	56.0%
MOBs	121	11,315,485	sq. ft.	3,010,971	40.4%	$266	65,124	41.1%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,569	2.9%
Total	428			$7,444,165	100.0%		$158,323	100.0%

Tenant / Managed Property Operating Statistics(7)

	Rent Coverage		Occupancy
	2015	2014	2015	2014

Five Star (Lease No. 1)	1.11x	1.19x	84.9%	84.4%
Five Star (Lease No. 2)	1.12x	1.11x	82.1%	81.7%
Five Star (Lease No. 3)	1.52x	1.60x	85.5%	87.2%
Five Star (Lease No. 4)	1.23x	1.21x	88.0%	87.4%
Subtotal Five Star	1.21x	1.24x	84.5%	84.4%
Sunrise / Marriott(5)	1.98x	1.97x	92.2%	92.0%
Brookdale	2.71x	2.52x	92.5%	94.6%
13 private senior living companies (combined)	1.67x	1.89x	85.7%	85.5%
Subtotal triple net leased senior living communities	1.35x	1.37x	85.4%	85.3%
Managed senior living communities(6)	NA	NA	88.2%	88.0%
Subtotal senior living communities	1.35x	1.37x	86.1%	86.0%
MOBs	NA	NA	96.0%	95.6%
Wellness centers	1.94x	2.09x	100.0%	100.0%
Total	1.39x	1.42x

(1)

Amounts are before depreciation, but after impairment write downs, if any. Amounts include carrying values for senior living communities classified as held for sale as of September 30, 2015 in the amount of $5,077 that are included in Other Assets on our condensed consolidated balance sheets.

(2)	Represents investment carrying value divided by the number of living units, beds or square feet at September 30, 2015, as applicable.
(3)	NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(4)	Senior living properties are categorized by the type of living units or beds which constitute the largest number of the living units or beds at the property.
(5)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(6)

These 65 managed senior living communities are managed by Five Star and one private operator. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, September 30, 2015 was 88.0%.

(7)

Operating data for MOBs are presented as of September 30, 2015 and 2014; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended June  30, 2015 and 2014, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of certain properties.

The following tables set forth information regarding our lease expirations as of September 30, 2015 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)

2015	$937	$7,871	$—	$8,808	1.4%	1.4%
2016	—	21,500	—	21,500	3.4%	4.8%
2017	—	28,482	—	28,482	4.5%	9.3%
2018	14,643	24,416	—	39,059	6.1%	15.4%
2019	590	40,103	—	40,693	6.4%	21.8%
2020	—	25,911	—	25,911	4.1%	25.9%
2021	1,445	8,241	—	9,686	1.5%	27.4%
2022	—	11,953	—	11,953	1.9%	29.3%
2023	17,400	8,102	—	25,502	4.0%	33.3%
Thereafter	236,071	170,965	18,057	425,093	66.7%	100.0%
Total	$271,086	$347,544	$18,057	$636,687	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.4 years

(1)

Annualized rental income is rents pursuant to existing leases as of September 30, 2015, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended September 30, 2015, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2015 — 1.2%; 2016 — 2.9%; 2017 — 3.9%; 2018 — 5.3%; 2019 — 5.5%; 2020 — 3.5%; 2021 — 1.3%; 2022 — 1.6%; 2023 — 3.5%; and thereafter — 71.3%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included, the average remaining lease term for all properties (weighted by annualized rental income) would be 10.3 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)

2015	1	52	—	53	8.5%	8.5%
2016	—	85	—	85	13.6%	22.1%
2017	—	105	—	105	16.8%	38.9%
2018	1	88	—	89	14.2%	53.1%
2019	1	76	—	77	12.3%	65.4%
2020	—	55	—	55	8.8%	74.2%
2021	1	28	—	29	4.6%	78.8%
2022	—	27	—	27	4.3%	83.1%
2023	2	13	—	15	2.4%	85.5%
Thereafter	13	76	2	91	14.5%	100.0%
Total	19	605	2	626	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs as tenants.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2015	140	0.5%	0.5%	214,420	—	214,420	1.8%	1.8%
2016	—	—%	0.5%	878,622	—	878,622	7.5%	9.3%
2017	—	—%	0.5%	1,040,522	—	1,040,522	8.9%	18.2%
2018	1,619	6.2%	6.7%	856,935	—	856,935	7.3%	25.5%
2019	175	0.7%	7.4%	1,318,290	—	1,318,290	11.3%	36.8%
2020	—	—%	7.4%	1,145,608	—	1,145,608	9.8%	46.6%
2021	361	1.4%	8.8%	307,491	—	307,491	2.6%	49.2%
2022	—	—%	8.8%	474,597	—	474,597	4.1%	53.3%
2023	894	3.4%	12.2%	688,938	—	688,938	5.9%	59.2%
Thereafter	23,042	87.8%	100.0%	3,942,445	812,000	4,754,445	40.8%	100.0%
Total	26,231	100.0%		10,867,868	812,000	11,679,868	100.0%

(1)

Excludes 8,606 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2015 — 0.4%; 2016 — 0.0%; 2017 — 0.0%; 2018 — 4.6%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 2.6%; and thereafter — 90.9%.

During the three months ended September 30, 2015, we entered into MOB lease renewals for 144,000 leasable square feet and new leases for 10,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $23.24 per square foot, and these rental rates were, on a weighted average basis, (0.6%) below previous rents charged for the same space.  Average lease terms for leases entered into during the third quarter of 2015 were 6.3 years based on square footage.  Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the third quarter of 2015 totaled $2.8 million, or $18.40 per square foot on average (approximately $2.90 per square foot per year of the lease term).

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separately reportable operating segments: (i) triple net senior living communities that provide short term and long term residential care and dining services for residents; (ii) managed senior living communities that provide short term and long term residential care and dining services for residents and (iii) MOBs. The “All Other” category includes amounts related to corporate business activities and the operating results of certain properties that offer wellness and spa services to members.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Triple net leased senior living communities	$64,222	$55,266	$180,820	$165,321
Managed senior living communities	96,412	79,259	271,061	237,740
MOBs	90,072	77,798	265,664	198,589
All other operations	4,569	4,550	13,709	13,429
Total revenues	$255,275	$216,873	$731,254	$615,079

Net income:
Triple net leased senior living communities	$38,838	$33,448	$110,992	$102,041
Managed senior living communities	2,476	7,507	18,208	22,294
MOBs	32,741	28,849	96,634	76,804
All other operations	(35,806)	(32,692)	(111,409)	(87,789)
Net income	$38,249	$37,112	$114,425	$113,350

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended September 30, 2015 against the comparable 2014 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Total properties	232	218	212	212
# of units / beds	26,231	24,383	23,941	23,941
Tenant operating data(2)
Occupancy	84.9%	85.2%	85.3%	85.3%
Rent coverage	1.34x	1.35x	1.35x	1.37x

(1)	Consists of triple net leased senior living communities we have owned continuously since July 1, 2014.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Three Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$64,222	$55,266	$8,956	16.2%
Net operating income (NOI)	64,222	55,266	8,956	16.2%

Depreciation expense	(19,140)	(15,372)	(3,768)	(24.5)%
Impairment of assets	98	—	98	100.0%
Operating income	45,180	39,894	5,286	13.3%

Interest expense	(6,342)	(6,446)	104	1.6%
Net income	$38,838	$33,448	$5,390	16.1%

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

Rental income. Rental income increased primarily because of rents from 20 leased senior living communities we acquired in May and September 2015. These acquisitions represent $8,620, or 96.2%, of the net increase in rental income. Rental income also increased due to increased rents resulting from our purchase of approximately $25,296 of improvements made to our properties that are leased to Five Star since July 1, 2014. These increases in rental income were partially offset by the sale of six senior living communities since July 1, 2014. Rental income increased year over year on a comparable property basis by $732, primarily as a result of our improvement purchases at certain of the 212 communities we have owned continuously since July 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Impairment of assets. We increased the carrying value by $98 of two properties that we sold during the third quarter of 2015 to their fair value.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt and capital leases secured by 31 of these properties.  The decrease in interest expense is the result of loan repayments since July 1, 2014 and the regularly scheduled amortization of our mortgage debts.  In October 2014 we prepaid a $14,700 loan incurred in connection with certain revenue bonds that had an annual interest rate of 5.88% and since July 1, 2014, we have prepaid or repaid mortgage debts of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by assumed mortgage debts of $56,691 encumbering four properties with a weighted average annual interest rate of 5.33% in connection with the May and September 2015 acquisitions of 20 triple net leased senior living communities described above.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Total properties	65	44	44	44
# of units / beds	8,606	7,103	7,103	7,103
Occupancy:	87.7%	88.2%	87.2%	88.2%
Average monthly rate	$4,161	$4,152	$4,228	$4,152

(1)	Consists of managed senior living communities we have owned continuously since July 1, 2014.

Managed senior living communities, all properties:

	Three Months Ended September 30,
	2015	2014	Change	% Change

Residents fees and services	$96,412	$79,259	$17,153	21.6%
Property operating expenses	(71,983)	(61,330)	(10,653)	(17.4)%
Net operating income (NOI)	24,429	17,929	6,500	36.3%

Depreciation expense	(19,248)	(8,006)	(11,242)	(140.4)%
Operating income	5,181	9,923	(4,742)	(47.8)%

Interest expense	(2,705)	(2,416)	(289)	(12.0)%
Net income	$2,476	$7,507	$(5,031)	(67.0)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services is primarily because of residents fees and services from 20 managed senior living communities we acquired in May 2015. We also acquired two managed senior living communities in December 2014. These acquisitions represent $16,090, or 93.8%, of the net increase in residents fees and services.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The acquisitions described above represent $11,326, or 106.3%, of the net increase in property operating expenses. These increases were partially offset by a decrease in real estate tax expense compared to the same period last year and a decrease in other direct costs of property operations.

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

Interest Expense. Interest expense for our managed senior living communities arises from mortgage debts secured by 19 of these properties.  Interest expense increased as a result of the assumption of $94,786 of secured mortgage debts encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities, partially offset by the prepayment or repayment of six mortgages since July 1, 2014 that had a total principal balance of $57,262 and a weighted average annual interest rate of 5.99%, as well as regularly scheduled amortization of our mortgage debts.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since July 1, 2014):

	Three Months Ended September 30,
	2015	2014	Change	% Change

Residents fees and services	$80,321	$79,259	$1,062	1.3%
Property operating expenses	(60,413)	(61,330)	917	1.5%
Net operating income (NOI)	19,908	17,929	1,979	11.0%

Depreciation expense	(8,318)	(8,006)	(312)	(3.9)%
Operating income	11,590	9,923	1,667	16.8%

Interest expense	(1,678)	(2,416)	738	30.5%
Net income	$9,912	$7,507	$2,405	32.0%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average monthly rate of $76, or 1.8%, at the 44 communities we have owned continuously since April 1, 2014,  partially offset by a decrease in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses decreased principally because of decreases in real estate tax expense compared to the same period last year and other direct costs of property operations.

Net operating income.  The increase in NOI reflects the net changes in residents fees and services less the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation expense results from our purchase of improvements at these properties since July 1, 2014.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by six of these properties.  Interest expense decreased as a result of the prepayment or repayment of six mortgages since July 1, 2014 that had a total principal balance of $57,262 and a weighted average annual interest rate of 5.99%, as well as regularly scheduled amortization of our mortgage debts.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended September 30,		Ended September 30,
	2015	2014 (2)	2015	2014
Total properties	121	98	98	98
Total buildings	145	122	122	122
Total square feet(3)	11,315	9,142	9,146	9,142
Occupancy(4)	96.0%	95.6%	95.1%	95.6%

(1)	Consists of MOBs we have owned continuously since July 1, 2014.
(2)	Excludes properties classified in discontinued operations.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$90,072	$77,798	$12,274	15.8%
Property operating expenses	(24,944)	(21,376)	(3,568)	(16.7)%
Net operating income (NOI)	65,128	56,422	8,706	15.4%

Depreciation expense	(30,680)	(25,748)	(4,932)	(19.2)%
Operating income	34,448	30,674	3,774	12.3%

Interest expense	(1,707)	(1,484)	(223)	(15.0)%
Income from continuing operations	32,741	29,190	3,551	12.2%
Discontinued operations:
Loss from discontinued operations	—	(557)	557	100.0%
Impairment of assets from discontinued operations	—	216	(216)	(100.0)%
Net income	$32,741	$28,849	$3,892	13.5%

Rental income. Rental income increased primarily because of rents from 23 MOBs (23 buildings) we acquired since July 1, 2014.  These acquisitions represent $10,204, or 83.1%, of the net increase in rental income. Rental income includes non-cash straight line rent adjustments totaling $3,530 and $2,626 and net amortization of approximately $1,029 and $1,209 of above and below market lease adjustments for the three months ended September 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  The acquisitions described above represent $1,658, or 46.5%, of the net increase in property operating expenses.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since July 1, 2014, as described above, as well as capital improvement expenditures of $27,685 since July 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by 9  properties (10 buildings).  The increase in interest expense is the result of our assumption of $29,955 of mortgage debts in connection with our acquisition of two MOBs (two buildings) since July 1, 2014 with a weighted average annual interest rate of 4.73%, partially offset by the regularly scheduled amortization of our mortgage debts.

Loss from discontinued operations. Loss from discontinued operations for the three months ended September 30, 2014 relates to two MOBs  (five buildings) which were sold in September 2014 and April 2015.

Impairment of assets from discontinued operations. During the three months ended September 30 2014, we recorded impairment of assets adjustments of $216 to increase the carrying value of two of our MOBs (five buildings) to their estimated sales prices.

MOBs, comparable properties (MOBs we have owned continuously since July 1, 2014):

	Three Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$79,856	$77,786	$2,070	2.7%
Property operating expenses	(23,276)	(21,488)	(1,788)	(8.3)%
Net operating income (NOI)	56,580	56,298	282	0.5%

Depreciation expense	(25,798)	(25,748)	(50)	(0.2)%
Operating income	30,782	30,550	232	0.8%

Interest expense	(1,466)	(1,484)	18	1.2%
Net income	$29,316	$29,066	$250	0.9%

Rental income. Rental income increased during the three months ended September 30, 2015 compared to the same period in the prior year. The increase in rental income primarily resulted from an increase in tax escalation income and parking income at certain of our properties. Rental income includes non-cash straight line rent adjustments totaling $2,828 and $2,625 and net amortization of approximately $1,039 and $1,209 of above and below market lease adjustments for the three months ended September 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in real estate tax expense, salaries and benefits, increased repairs and maintenance expenses and increased parking garage expenses at certain of these properties and other direct costs of operating these properties. These expenses were partially offset by a decrease in utility expenses at various properties during the third quarter of 2015 compared to the third quarter of 2014.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by seven properties  (eight buildings).  The slight decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debts.

All other operations(1):

	Three Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$4,569	$4,550	$19	0.4%

Expenses:
Depreciation expense	(948)	(948)	—	—
General and administrative	(10,316)	(10,384)	68	0.7%
Acquisition related costs	(742)	(15)	(727)	(4,846.7)%
Total expenses	(12,006)	(11,347)	(659)	(5.8)%
Operating loss	(7,437)	(6,797)	(640)	(9.4)%

Interest and other income	57	78	(21)	(26.9)%
Interest expense	(28,235)	(25,855)	(2,380)	(9.2)%
Loss on extinguishment of debt	(21)	—	(21)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(35,636)	(32,574)	(3,062)	(9.4)%
Income tax expense	(146)	(156)	10	6.4%
Equity in (losses) earnings of an investee	(24)	38	(62)	(163.2)%
Net loss	$(35,806)	$(32,692)	$(3,114)	(9.5)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income. Rental income increased slightly due to scheduled rent increases at certain of our wellness centers where increases are based on the consumer price index. Rental income includes non-cash straight line rent adjustments totaling approximately $138 and $137 for the three months ended September 30, 2015 and 2014, respectively. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations in both the three months ended September 30, 2015 and 2014.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended September 30, 2015 and 2014. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses decreased slightly, principally as a result of the amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as described above, as well as a decrease in equity compensation expense as a result of a decrease in our share price in September 2015 as compared to September 2014, offset by the increase in business management fees related to property acquisitions made since July 1, 2014. For further discussion of the liability recorded in connection with the June 2015 acquisition of RMR Inc. shares, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended September 30, 2015 and 2014. Acquisition related costs increased during the three months ended September 30, 2015 due to an increase in the number of properties acquired during 2015 compared to 2014.

Interest and other income.  The decrease in interest and other income is primarily a result of less investable cash on hand during the third quarter of 2015 compared to the third quarter of 2014.

Interest expense.  Interest expense increased due to our borrowing a  $200,000 term loan in September 2015 at an interest rate of LIBOR plus a premium of  180 basis points  as well as increased borrowings under our unsecured revolving credit facility.

Loss on extinguishment of debt. In September 2015, we amended our revolving credit facility, which resulted in a loss on extinguishment of debt of $21.

Equity in (losses)  earnings of an investee.  Equity in (losses) earnings of an investee represents our proportionate share of (losses)  earnings from AIC.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the nine months ended September 30, 2015 against the comparable 2014 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Total properties	232	218	212	212
# of units / beds	26,231	24,383	23,941	23,941
Tenant operating data(2)
Occupancy	84.9%	85.2%	85.3%	85.3%
Rent coverage	1.34x	1.35x	1.35x	1.37x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2014.
(2)

 All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended June 30, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of some of these properties.

Triple net leased senior living communities, all properties:

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$180,820	$165,321	$15,499	9.4%
Net operating income (NOI)	180,820	165,321	15,499	9.4%

Depreciation expense	(51,322)	(46,525)	(4,797)	(10.3)%
Impairment of assets	98	—	98	100.0%
Operating income	129,596	118,796	10,800	9.1%

Interest expense	(18,598)	(19,307)	709	3.7%
Loss on early extinguishment of debt	(6)	—	(6)	(100.0)%
Gain on sale of properties	—	2,552	(2,552)	(100.0)%
Net income	$110,992	$102,041	$8,951	8.8%

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

Rental income.  Rental income increased primarily because of rents from 20 leased senior living communities we acquired in May and September 2015. These acquisitions represent $14,264, or 92.0%, of the net increase in rental income. Rental income also increased due to increased rents resulting from our purchase of approximately $42,719 of improvements made to our properties that are leased by Five Star since January 1, 2014. These increases in rental income were partially offset by the sale of nine senior living communities since January 1, 2014. Rental income increased year over year on a comparable property basis by $2,449, primarily as a result of our improvement purchases at certain of the 212 communities we have owned continuously since January 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Impairment of assets. We increased the carrying value by $98 of two properties that we sold during the third quarter of 2015 to their fair value.

Interest expense.    Interest expense for our triple net leased senior living communities arises from mortgage debts and capital leases secured by 31 of these properties.    The decrease in interest expense is the result of loan repayments since January 1, 2014 and the regularly scheduled amortization of our mortgage debts. In October 2014, we prepaid a $14,700 loan incurred in connection with certain revenue bonds that had an annual interest rate of 5.88% and since January 1, 2014, we have prepaid or repaid mortgage debts of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by assumed mortgage debts of $56,691 encumbering four properties with a weighted average annual interest rate of 5.33% in connection with the May and September 2015 acquisition of 20 triple net leased senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of three mortgages in the second quarter of 2015.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of three triple net leased senior living communities during the first half of 2014.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Total properties	65	44	44	44
# of units / beds	8,606	7,103	7,103	7,103
Occupancy	87.8%	88.5%	87.5%	88.5%
Average monthly rate	$4,224	$4,185	$4,270	$4,185

(1) Consists of managed senior living communities we have owned continuously since January 1, 2014.

Managed senior living communities, all properties:

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Residents fees and services	$271,061	$237,740	$33,321	14.0%
Property operating expenses	(204,178)	(182,742)	(21,436)	(11.7)%
Net operating income (NOI)	66,883	54,998	11,885	21.6%

Depreciation expense	(41,357)	(24,494)	(16,863)	(68.8)%
Operating income	25,526	30,504	(4,978)	(16.3)%

Interest expense	(7,285)	(8,210)	925	11.3%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$18,208	$22,294	$(4,086)	(18.3)%

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services is primarily because of residents fees and services from 20 managed senior living communities we acquired in May 2015. We also acquired two managed senior living communities in December 2014. These acquisitions represent $30,159, or 90.5%, of the net increase in residents fees and services.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of these operating properties. The acquisitions described above represent $21,031, or 98.1%, of the net increase in property operating expenses.

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

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by 19 of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight mortgages since January 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debts. The decrease in interest expense is partially offset by assumed mortgage debts of $94,786 encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2014):

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Residents fees and services	$240,901	$237,740	$3,161	1.3%
Property operating expenses	(182,751)	(182,742)	(9)	(0.0)%
Net operating income (NOI)	58,150	54,998	3,152	5.7%

Depreciation expense	(24,219)	(24,485)	266	1.1%
Operating income	33,931	30,513	3,418	11.2%

Interest expense	(5,532)	(8,210)	2,678	32.6%
Loss on early extinguishment of debt	(33)	—	(33)	(100.0)%
Net income	$28,366	$22,303	$6,063	27.2%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average daily rate of $85, or 2.0%, at the 44 communities we have owned continuously since January 1, 2014, partially offset by a decline in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses remained consistent at the 44 communities we have owned continuously since January 1, 2014.

Net operating income.  The increase in NOI reflects the net changes in residents fees and services less the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. A number of these resident agreements were fully amortized in 2014, resulting in a decrease in amortization expense in the first nine months of 2015. This decrease was partially offset by an increase in depreciation expense due to our purchase of improvements at these properties since January 1, 2014.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by six of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight mortgages since January 1, 2014 that had a total principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the prepayment of four mortgages in the second quarter of 2015.

MOBs:

	All Properties		Comparable Properties (1)
	As of and for the Nine Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014 (2)	2015	2014
Total properties	121	98	96	96
Total buildings	145	122	119	119
Total square feet(3)	11,315	9,142	7,882	7,880
Occupancy(4)	96.0%	95.6%	94.4%	95.0%

(1)	Consists of MOBs we have owned continuously since January 1, 2014.
(2)	Excludes properties classified in discontinued operations.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$265,664	$198,589	$67,075	33.8%
Property operating expenses	(72,135)	(57,555)	(14,580)	(25.3)%
Net operating income (NOI)	193,529	141,034	52,495	37.2%

Depreciation expense	(90,711)	(61,269)	(29,442)	(48.1)%
Operating income	102,818	79,765	23,053	28.9%

Interest expense	(5,232)	(4,328)	(904)	(20.9)%
Income from continuing operations	97,586	75,437	22,149	29.4%
Discontinued operations:
(Loss) income from discontinued operations	(350)	1,484	(1,834)	(123.6)%
Impairment of assets from discontinued operations	(602)	(117)	(485)	(414.5)%
Net income	$96,634	$76,804	$19,830	25.8%

Rental income. Rental income increased primarily because of rents from 25 MOBs (26 buildings) we acquired for approximately $1,695,963 since January 1, 2014.  These acquisitions represent $67,132, or 100.1%, of the net increase in rental income. The offsetting slight decrease in rental income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to a decrease in net leasing activity.  Rental income includes non-cash straight line rent adjustments totaling $10,651 and $6,198 and net amortization of approximately $3,296 and $945 of above and below market lease adjustments for the nine months ended September 30, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  The acquisitions described above represent $12,084, or 82.9%, of the net increase in property operating expenses.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2014 as well as capital improvement expenditures of $36,434 since January 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by 9 properties (10 buildings).  The increase in interest expense is the result of our assumption of $45,585 of mortgage debts in connection with our acquisition of three MOBs (three buildings) since January 1, 2014 with a weighted average annual interest rate of 5.26%, partially offset by the regularly scheduled amortization of our mortgage debts.

(Loss) income from discontinued operations. Loss from discontinued operations for the nine months ended September 30, 2015 relates to one MOB (four buildings) sold in April 2015. The loss also resulted from the decline in offsetting income primarily due to the sale of three MOBs (three buildings) during the second and third quarters of 2014.

Impairment of assets from discontinued operations. During the nine months ended September 30, 2015 and 2014, we recorded impairment of assets charges to reduce and increase the carrying value of three of our MOBs (six buildings) to their estimated sales prices.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2014):

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$157,458	$157,515	$(57)	(0.0)%
Property operating expenses	(52,755)	(50,373)	(2,382)	(4.7)%
Net operating income (NOI)	104,703	107,142	(2,439)	(2.3)%

Depreciation expense	(41,034)	(40,873)	(161)	(0.4)%
Operating income	63,669	66,269	(2,600)	(3.9)%

Interest expense	(3,841)	(3,914)	73	1.9%
Net income	$59,828	$62,355	$(2,527)	(4.1)%

Rental income. Rental income remained essentially unchanged during the nine months ended September 30, 2015 compared to the same period in the prior year. Rental income includes non-cash straight line rent adjustments totaling $3,694 and $3,615 and net amortization of approximately $(2,613) and $(2,338) of above and below market lease adjustments for the nine months ended September 30, 2015 and 2014, respectively.

Property operating expenses.    Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in salaries and benefits, increased real estate tax expense and increased repairs and maintenance expenses at certain of these properties and other direct costs of operating these properties. These expenses were partially offset by a decrease in insurance premiums and utility expenses at various properties for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by six properties (seven buildings).  The slight decrease in interest expense is the result of the regularly scheduled amortization of our mortgage debts.

All other operations (1):

	Nine Months Ended September 30,
	2015	2014	Change	% Change

Rental income	$13,709	$13,429	$280	2.1%

Expenses:
Depreciation expense	(2,844)	(2,844)	—	—
General and administrative	(32,563)	(28,250)	(4,313)	(15.3)%
Acquisition related costs	(6,517)	(2,649)	(3,868)	(146.0)%
Total expenses	(41,924)	(33,743)	(8,181)	(24.2)%
Operating loss	(28,215)	(20,314)	(7,901)	(38.9)%

Interest and other income	274	336	(62)	(18.5)%
Interest expense	(81,723)	(67,368)	(14,355)	(21.3)%
Loss on early extinguishment of debt	(1,430)	—	(1,430)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(111,094)	(87,346)	(23,748)	(27.2)%
Income tax expense	(385)	(502)	117	23.3%
Equity in earnings of an investee	70	59	11	18.6%
Net loss	$(111,409)	$(87,789)	$(23,620)	(26.9)%

(1)

All other operations includes our wellness center operations that we do not consider a significant, separately reportable segment of our business, corporate business activities, and operating expenses that are not attributable to a specific reportable segment.

Rental income.  Rental income increased slightly due to scheduled rent increases at certain of our wellness centers where increases are based on the consumer price index. Rental income includes non-cash straight line rent adjustments totaling approximately $412 and $413 in the nine months ended September 30, 2015 and 2014, respectively. Rental income also includes net amortization of approximately $166 and $168 of acquired real estate leases and obligations in the nine months ended September 30, 2015 and 2014, respectively.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the nine months ended September 30, 2015 and 2014. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2014,  partially offset by the amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as described above, as well as a decrease in equity compensation expense as a result of a decrease in our share price in September 2015 as compared to September 2014. For further discussion of the liability recorded in connection with the June 2015 acquisition of RMR Inc. shares, see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the nine months ended September 30, 2015 and 2014. Acquisition related costs increased during the nine months ended September 30, 2015 due to an increase in the number of properties acquired during that period compared to the nine months ended September 30, 2014.

Interest and other income.  The decrease in interest and other income is primarily a result of less investable cash on hand during the first nine months of 2015 compared to the first nine months of 2014, partially offset by a gain of $71 on the sale of 250,000 common shares of EQC in May 2015.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014, our May 2014 term loan borrowing of $350,000 at an interest rate of LIBOR plus 140 basis points,  our September 2015 term loan borrowing of $200,000 at an interest rate of LIBOR plus 180 basis points and increased borrowings under our unsecured revolving credit facility.

Loss on early extinguishment of debt.    In December 2014, we entered an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015. In September 2015, we amended our revolving credit facility, which resulted in a loss on early extinguishment of debt of $21.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, Normalized FFO and NOI for the three and nine months ended September 30, 2015 and 2014.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our activities. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains and losses on early extinguishment of debt  and gains and losses on lease terminations and losses on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2015 and 2014 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$38,249	$37,112	$114,425	$113,350
Depreciation expense from continuing operations	70,016	50,074	186,234	135,132
Gain on sale of properties	—	—	—	(2,552)
Impairment of assets from continuing operations	(98)	—	(98)	—
Impairment of assets from discontinued operations	—	(216)	602	117
FFO	108,167	86,970	301,163	246,047
Acquisition related costs from continuing operations	742	15	6,517	2,649
Loss on early extinguishment of debt	21	—	1,469	—
Percentage rent adjustment(1)	2,500	2,600	7,600	7,600
Normalized FFO	$111,430	$89,585	$316,749	$256,296

Weighted average shares outstanding (basic)	237,263	203,647	231,454	197,225
Weighted average shares outstanding (diluted)	237,293	203,675	231,486	197,256

FFO per share (basic and diluted)	$0.46	$0.43	$1.30	$1.25
Normalized FFO per share (basic and diluted)	$0.47	$0.44	$1.37	$1.30
Net income per share (basic and diluted)	$0.16	$0.18	$0.49	$0.57
Distributions declared per share	$0.39	$0.39	$1.17	$1.17

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

Property Net Operating Income (NOI)

The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown below, excluding properties classified as discontinued operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because this measure reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$64,222	$55,266	$180,820	$165,321
Managed communities NOI	24,429	17,929	66,883	54,998
MOB NOI	65,128	56,422	193,529	141,034
All other operations NOI	4,569	4,550	13,709	13,429
Total NOI	158,348	134,167	454,941	374,782
Depreciation expense	(70,016)	(50,074)	(186,234)	(135,132)
General and administrative expense	(10,316)	(10,384)	(32,563)	(28,250)
Acquisition related costs	(742)	(15)	(6,517)	(2,649)
Impairment of assets	98	—	98	—
Operating income	77,372	73,694	229,725	208,751

Interest and other income	57	78	274	336
Interest expense	(38,989)	(36,201)	(112,838)	(99,213)
Loss on early extinguishment of debt	(21)	—	(1,469)	—
Income before income tax expense and equity in earnings of an investee	38,419	37,571	115,692	109,874
Income tax expense	(146)	(156)	(385)	(502)
Equity in (losses) earnings of an investee	(24)	38	70	59
Income from continuing operations	38,249	37,453	115,377	109,431
(Loss) income from discontinued operations	—	(557)	(350)	1,484
Impairment of assets from discontinued operations	—	216	(602)	(117)
Income before gain on sale of assets	38,249	37,112	114,425	110,798
Gain on sale of assets	—	—	—	2,552
Net income	$38,249	$37,112	$114,425	$113,350

LIQUIDITY AND CAPITAL RESOURCES

Rental income revenues and residents fees and services revenues from our leased and managed properties are our principal sources of funds to pay operating and capital expenses, debt service and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating and capital expenses and debt service and pay distributions on our shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our and our managers’ ability to:

•	maintain or improve the occupancy of, and the rent rates and residents fees and service revenues at, our properties;

•	control operating cost increases; and

•	purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were as follows: (i) cash provided by operating activities increased from $281.5 million in 2014 to $320.8 million in 2015; (ii) cash used for investing activities was $1.2 billion in each of the nine months ended September 30, 2015 and 2014; and (iii) cash flows from financing activities decreased from $942.3 million in 2014 to $909.0 million in 2015.

The increase in cash provided by operating activities for the nine months ended September 30, 2015 compared to the prior year was due primarily to increased operating cash flow from our acquisitions since October 1, 2014. Cash used in investing activities for the nine months ended September 30, 2015 was consistent with that of the prior year. Slightly higher acquisition activity in 2014 was partially offset by an increase in proceeds from our net sales of properties and investments. The decrease in cash provided by financing activities for the nine months ended September 30, 2015 compared to the prior year was due primarily to (i) proceeds received from our issuance of $650.0 million of senior unsecured notes and entering into a $350.0 million term loan agreement in 2014 as compared to (ii) increased distributions we paid to our common shareholders, partially offset by higher proceeds from our issuance of common shares, entering into a new $200.0 million term loan agreement and higher net borrowings under our revolving credit facility in 2015.

Our Investment and Financing Liquidity and Resources

As of September 30, 2015, we had $61.4 million of cash and cash equivalents and $532.2 million available for borrowing under our revolving credit facility.  We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities, cash flow from our operations and possible assumption of mortgage debts on acquired or our other properties to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe such amounts will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. In September 2015, we partially exercised the accordion feature under our unsecured revolving credit facility agreement, which increased the maximum borrowings available under this facility to $1.0 billion from the previous amount of $750.0 million. All other material terms under the credit facility remain unchanged. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, the credit agreement governing our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. Borrowings under our revolving credit facility require interest at LIBOR plus a premium, which was 130 basis points as of September 30, 2015. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.46%. As of September 30, 2015 and November 3, 2015, we had $467.8 million and $745.0 million outstanding under our revolving credit facility, respectively. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term loans and senior unsecured notes approach, we intend to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

In May 2014, we entered into an agreement pursuant to which we obtained a $350.0 million unsecured term loan. This term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest at a rate of LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings.

In February 2015, we repaid at maturity a mortgage for approximately $29.2 million with an annual interest rate of 6.02% encumbering one of our properties. In April 2015, we prepaid a mortgage encumbering one of our properties for approximately $6.3 million with an annual interest rate of 5.81% that had a maturity date in October 2015. In May 2015, we prepaid four mortgages of approximately $15.1 million that had maturity dates in July 2015 and required weighted average annual interest of 5.70%. In June 2015, we repaid at maturity a mortgage for approximately $4.9 million with an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage for approximately $4.4 million that had a maturity date in October 2015 and required annual interest of 5.81%. In October 2015, we prepaid two mortgages of approximately $52.0 million that had maturity dates in January 2016 and required weighted average annual interest of 5.64%. In November 2015, we redeemed $250.0 million of our 4.30% unsecured senior notes due January 2016. We funded all of the foregoing repayments with cash on hand and borrowings under our revolving credit facility.

In January 2015, we acquired 23 MOBs (23 buildings) for approximately $539.0 million, excluding closing costs and working capital adjustments and including the assumption of approximately $30.0 million of mortgage debts with a weighted average annual interest rate of 4.73%.  These MOBs contain approximately 2.2 million leasable square feet and are located in 12 states. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of the mortgage debts described above.

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,439 living units for an aggregate purchase price of $790.0 million, excluding closing costs. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015 we acquired the one remaining community. We funded the acquisition of these senior living communities using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151.5 million of mortgage debts with a weighted average interest rate of 4.57%.

In May 2015, we acquired one senior living community with 40 private pay independent living units for a purchase price of approximately $9.8 million, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2015, we sold all 250,000 of our common shares of EQC for proceeds of approximately $6.6 million,  net of transaction costs.

On June  5, 2015, we acquired 5,272,787 shares of class A common stock of RMR Inc. for approximately $60.7 million, excluding transaction costs. As payment for the RMR Inc. shares, we issued 2,345,000 of our common shares valued at $46.8 million and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 17.0% of our manager, RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC. For more information regarding this investment, see Note 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In September 2015, we acquired one senior living community with 84 living units for approximately $18.3 million, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In September 2015, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $200.0 million unsecured term loan. This term loan matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest at a rate of LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. We used the net proceeds from this term loan to partially repay amounts outstanding under our revolving credit facility.

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

During the three and nine months ended September 30, 2015, pursuant to the terms of our existing leases with Five Star, we purchased approximately $7.5 million and $16.9 million, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $0.6 million and $1.4 million, respectively.  We used cash on hand to fund these purchases.

During the three and nine months ended September 30, 2015 and 2014, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
MOB tenant improvements(1) (2)	$2,568	$2,294	$6,373	$5,431
MOB leasing costs(1) (3)	1,046	907	4,528	2,882
MOB building improvements(1) (4)	2,263	1,813	4,082	4,847
Managed senior living communities capital improvements	3,054	2,509	7,986	7,041
Development, redevelopment and other activities(5)	5,278	4,206	15,146	12,472
Total capital expenditures	$14,209	$11,729	$38,115	$32,673

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended September 30, 2015, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	10	144	154
Total leasing costs and concession commitments(1)	$537	$2,290	$2,827
Total leasing costs and concession commitments per square foot(1)	$55.90	$15.89	$18.40
Weighted average lease term (years)(2)	9.6	6.1	6.3
Total leasing costs and concession commitments per square foot per year(1)	$5.84	$2.61	$2.90

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of September 30, 2015, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659.5 million, after underwriting discounts and expenses. We used the net proceeds from this offering to repay borrowings outstanding under our revolving credit facility and for general business purposes.

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

On July 13, 2015, we declared a quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on July 24, 2015, for the quarter ended June 30, 2015. This distribution was paid on August  20, 2015 using cash on hand and borrowings under our revolving credit facility.

On October  12, 2015, we declared a distribution payable of $0.39 per common share, or $92.6 million, to our common shareholders of record on October 23, 2015. We expect to pay this distribution on or about November 19, 2015 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2015 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $250.0 million principal amount at an annual interest rate of 4.30% due in 2016 (which we prepaid in November 2015), (b) $400.0 million principal amount at an annual interest rate of 3.25% due in 2019, (c) $200.0 million principal amount at an annual interest rate of 6.75% due in 2020, (d) $300.0 million principal amount at an annual interest rate of 6.75% due in 2021, (e) $250.0 million principal amount at an annual interest rate of 4.75% due in 2024 and (f) $350.0 million principal amount at an annual interest rate of 5.625% due in 2042; (3) our $350.0 million principal amount term loan; (4) our $200.0 million term loan and (5)  $723.2 million aggregate principal amount of mortgages secured by 57 of our properties (58 buildings) with maturity dates between 2016 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $12.3 million at September 30, 2015; the capital leases expire in 2026. We had $467.8 million outstanding under our unsecured revolving credit facility as of September 30, 2015. Our senior unsecured notes are governed by an indenture. Our agreements for our unsecured revolving credit facility and our unsecured term loans and our senior notes indenture and its supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreements, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. This indenture and its supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, restrict our ability to make distributions in certain circumstances and require us to maintain various financial ratios. As of September 30, 2015, we believe we were in compliance with all of the covenants under our senior notes indenture and its supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior notes indenture and its supplements, nor our credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by credit rating agencies, our interest expense and related costs under our credit facility and term loan agreements would increase.

Our senior notes indenture and its supplements contain cross default provisions to any other debts of more than $20.0 million. Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

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

Impact of Government Reimbursement

As of September 30, 2015, approximately 97% of our NOI was generated from properties where a majority of the NOI is derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the NOI was derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare and Medicaid Services, or CMS, updates prospective payment system rates each year. CMS issued updated Medicare prospective payment rates for SNFs for federal fiscal year 2015, which went into effect on October 1, 2014. As part of this rule, CMS applied a net increase of 2.0% to Medicare payment rates for SNFs, which takes into account a 2.5% market basket increase for inflation reduced by a 0.5% productivity adjustment.  On July 30, 2015, CMS released its final rule for the Medicare prospective payment system rates for SNFs for federal fiscal year 2016, which went into effect on October 1, 2015. As part of this rule, CMS applied a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment. As discussed in our Annual Report, Medicare rates have also been subject to reductions since April 2013 due to sequestration. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018.

As part of its rule for federal fiscal year 2016, CMS amended the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.  CMS will implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  Starting in federal fiscal year 2018, CMS will reduce annual payment updates by 2.0% for SNFs that fail to submit required quality data.  In addition, CMS adopted a 30 day all cause all condition hospital readmission measure for SNFs, for use in a new value-based purchasing program that will provide incentive payments to SNFs for quality and efficiency beginning in federal fiscal year 2019, as required by the Protecting Access to Medicare Act of 2014.  On August 27, 2015, CMS announced that it will conduct the second phase of the “Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents,” a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners together with evidence based clinical and educational interventions that participants are currently implementing will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, and the IMPACT Act.  In particular, the proposed rule would require SNFs to:  train staff on care for residents with dementia and on elder abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skill sets and competencies to provide person centered care; augment care planning activities, including considering residents’ goals and preferences, and, on discharge, giving residents necessary follow-up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each SNF to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. CMS extended the comment period end date for this proposed rule from September 14, 2015 to October 14, 2015. These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  Specifically, CMS estimates in the proposed rule that the per-facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter. Also, new requirements often cost considerably more than CMS estimates.

Our tenants’, our managers’ and our Medicare Part B outpatient therapy revenue rates and revenues of some of our MOB tenants are tied to the Medicare Physician Fee Schedule, or MPFS.  On April 14, 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 until January 1, 2018, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of September 1, 2015, 19 states have elected not to broaden Medicaid eligibility under the ACA and one remains undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. In addition, some of the states in which our senior living communities operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates. We are unable to predict the impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs.

On June 25, 2015, the U.S. Supreme Court held that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies may provide certain eligible individuals with the ability to purchase or maintain health insurance.

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

We are unable to predict the overall impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare payment systems and rates, but they may be material to and adversely affect the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ costs of providing required services to patients and residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties generally.

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

At September 30, 2015, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes (2)	250,000	4.30%	10,750	2016	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	285,272	6.71%	19,142	2019	Monthly
Mortgages	82,840	5.924%	4,907	2016	Monthly
Mortgages	72,575	4.47%	3,244	2018	Monthly
Mortgages (3)	52,000	5.64%	2,933	2016	Monthly
Mortgages	45,541	3.79%	1,726	2019	Monthly
Mortgages	43,840	6.54%	2,867	2017	Monthly
Mortgage	18,000	4.65%	837	2016	Monthly
Mortgage	14,951	6.28%	939	2022	Monthly
Mortgages	13,026	6.31%	822	2018	Monthly
Mortgages	12,280	6.24%	766	2018	Monthly
Mortgage	12,040	6.25%	753	2016	Monthly
Mortgage	11,834	4.85%	574	2022	Monthly
Mortgage	10,912	6.15%	671	2017	Monthly
Mortgage	9,088	5.95%	541	2038	Monthly
Mortgage	9,012	6.73%	607	2018	Monthly
Mortgage	6,724	4.69%	315	2019	Monthly
Mortgage	6,148	5.97%	367	2016	Monthly
Mortgage	5,550	5.86%	325	2017	Monthly
Mortgage	4,533	4.38%	199	2043	Monthly
Mortgage	3,272	6.25%	205	2033	Monthly
Mortgage	2,497	7.31%	183	2022	Monthly
Mortgage	1,235	7.85%	97	2022	Monthly
	$2,473,170		$132,100

(1)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	We prepaid these senior unsecured notes in full in November 2015.
(3)	We prepaid this debt in October 2015.

No principal repayments are due under our unsecured notes or bonds until maturity. Our mortgage debts require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $24.7 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2015, and discounted cash flow analyses through the respective maturity dates and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $22.0 million.

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

At September 30, 2015, our current floating rate debt obligations consisted of our $1.0 billion unsecured revolving credit facility, under which we had $467.8 million outstanding, our $350.0 million unsecured term loan and our $200.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

Borrowings under our revolving credit facility and term loans are in U.S. dollars and require interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2015 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate(1)	Debt	Expense Per Year	Share Impact (2)
At September 30, 2015	1.61%	$1,017,757	$16,386	$0.07
100 basis point increase	2.61%	$1,017,757	$26,563	$0.11

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loans as of September 30, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2015 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	per Share Impact(2)
At September 30, 2015	1.56%	$1,550,000	$24,180	$0.10
100 basis point increase	2.56%	$1,550,000	$39,680	$0.17

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loans as of September 30, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the nine months ended September 30, 2015.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR TAX STATUS AS A REIT,

•

OUR BELIEF THAT FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES, LIQUIDITY AND ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY,

•	OUR EXPECTED DISTRIBUTION OF SHARES OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

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

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $2.6 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES. HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•

AS OF SEPTEMBER 30, 2015, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE NOI IS DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, RESIDENTS’ AND PATIENTS’ ABILITY TO FUND CHARGES WITH PRIVATE RESOURCES MAY BECOME MORE LIMITED IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAY SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI BEING GENERATED FROM GOVERNMENT PAYMENTS,

•	WE CURRENTLY HAVE TWO PROPERTIES CLASSIFIED AS HELD FOR SALE. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES ON TERMS ACCEPTABLE TO US OR OTHERWISE, AND THE SALE OF THESE PROPERTIES MAY NOT OCCUR,

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

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES. THE REGISTRATION STATEMENT IS SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME TO COMPLETE.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE. WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER, AND

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

PART II.   Other Information

Item 1A. Risk Factors.

There have been no material changes to risk factors from those we previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2015.

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2015	13,113	$16.19	$—	$—
Total	13,113	$16.19	$—	$—

(1)

During September 2015, all common share purchases were made to satisfy certain RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our restricted common shares. We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6.Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File Number 001-15319.)

3.3	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

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

10.1	First Amendment to 2003 Incentive Share Award Plan. (Filed herewith.)

10.2	First Amendment to 2012 Equity Compensation Plan. (Filed herewith.)

10.3	Form of Restricted Share Agreement. (Filed herewith.)

10.4	Form of Indemnification Agreement. (Filed herewith.)

10.5	Summary of Trustee Compensation. (Filed herewith.)

10.6

Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.7

Third Amendment to Credit Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.8

First Amendment to Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.9

Partial Termination of and Fourteenth Amendment to Amended And Restated Master Lease Agreement (Lease No. 1) dated as of August 4, 2015, among certain subsidiaries of the Company, as landlord, and certain subsidiaries of Five Star Quality Care, Inc., as tenant. (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: November 4, 2015

	By:	/s/ Richard A. Doyle
Richard A. Doyle
Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Dated: November 4, 2015