Form 10-K
period 2015-12-31
SENIOR HOUSING PROPERTIES TRUST
filed 2016-02-24
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1‑15319

SENIOR HOUSING PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	04‑3445278
(State of Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458‑1634
(Address of Principal Executive Offices)	(Zip Code)

617‑796‑8350

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
5.625% Senior Notes due 2042	New York Stock Exchange
6.25% Senior Notes due 2046	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.1 billion based on the $17.55 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 2,978,858 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 22, 2016: 237,471,559.

References in this Annual Report on Form 10-K to the Company, SNH, we, us or our mean Senior Housing Properties Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,
•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	OUR ACQUISITIONS AND SALES OF PROPERTIES,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,
•	OUR BELIEF THAT THE AGING U.S. POPULATION WILL INCREASE THE DEMAND FOR EXISTING SENIOR LIVING COMMUNITIES,
•

OUR BELIEF THAT FIVE STAR QUALITY CARE, INC., OR FIVE STAR, OUR FORMER SUBSIDIARY, WHICH IS OUR LARGEST TENANT AND WHICH MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT, HAS ADEQUATE FINANCIAL RESOURCES, LIQUIDITY AND ABILITY TO MEET ITS OBLIGATIONS TO US AND TO MANAGE OUR SENIOR LIVING COMMUNITIES SUCCESSFULLY, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES AND CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,
•

THE IMPACT OF THE PATIENT PROTECTION AND AFFORDABLE CARE ACT, AS AMENDED BY THE HEALTH CARE AND EDUCATION RECONCILIATION ACT, OR COLLECTIVELY, THE ACA, AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,

•

ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, FIVE STAR, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SELECT INCOME REIT, OR SIR, AND THEIR RELATED PERSONS AND ENTITIES,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

FIVE STAR IS OUR LARGEST TENANT AND MANAGES CERTAIN OF OUR SENIOR LIVING COMMUNITIES FOR OUR ACCOUNT AND IT MAY EXPERIENCE FINANCIAL DIFFICULTIES AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO:

•

CHANGES IN MEDICARE AND MEDICAID PAYMENTS, INCLUDING THOSE THAT MAY RESULT FROM THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS, WHICH COULD RESULT IN REDUCED RATES OR A FAILURE OF SUCH RATES TO COVER FIVE STAR’S COSTS,

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,
•	CHANGES IN AND CONDITIONS OF THE ECONOMY GENERALLY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,
•	INCREASES IN INSURANCE AND TORT LIABILITY AND OTHER COSTS,
•	INEFFECTIVE INTEGRATION OF NEWLY ACQUIRED LEASED OR MANAGED SENIOR LIVING COMMUNITIES,

•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING, AND
•	POTENTIAL MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS,
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
•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND/OR SALES AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

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

INDEPENDENT TRUSTEES AND BOARD OF TRUSTEES AND BY THE INDEPENDENT DIRECTORS AND BOARD OF DIRECTORS OF FIVE STAR. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, FIVE STAR AND RMR LLC AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT,

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

AS OF DECEMBER 31, 2015, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUE IS DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAY SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS,

•	WE MAY NOT BE ABLE TO SELL OUR ASSETS CLASSIFIED AS HELD FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SIR AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN

OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,
•

OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR OR ATTRACT RESIDENTS TO OUR OTHER COMMUNITIES,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES IS STATED IN THIS ANNUAL REPORT ON FORM 10-K. AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE RMR INC. SHARES WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF RMR INC. SHARES DEPENDS UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS.  THERE CAN BE NO ASSURANCE REGARDING THE PRICE AT WHICH RMR INC. SHARES WILL TRADE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR RMR INC. SHARES, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR CONTINUING 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY THE TENANTS OR MANAGERS OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE AND MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

v

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

SENIOR HOUSING PROPERTIES TRUST

2015 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business.

The Company.

We are a real estate investment trust, or REIT, that was organized under the laws of the State of Maryland in 1998. As of December 31, 2015, we owned 427 properties (451 buildings) located in 43 states and Washington, D.C. (including one property  (one building) and one vacant land parcel classified as held for sale). On that date, the undepreciated carrying value of our properties, net of impairment losses, was $7.5 billion, excluding properties classified as held for sale. Our portfolio includes: 296 senior living communities, including independent living, assisted living, memory care and skilled nursing facilities, or SNFs, with 34,699 living units / beds, with an undepreciated carrying value of $4.3 billion; 121 properties (145 buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, with 11.3 million square feet of space and an undepreciated carrying value of $3.0 billion; and 10 wellness centers with approximately 812,000 square feet of interior space plus outdoor developed facilities with an undepreciated carrying value of $180.0 million.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 796‑8350.

We believe that the aging of the U.S. population will increase demand for existing independent and assisted senior living communities, SNFs, MOBs, wellness centers and other medical and healthcare related properties. We plan to profit from this demand by acquiring additional properties and entering into leases and management agreements with qualified tenants and managers which generate returns to us that exceed our operating and capital costs, including structuring leases that provide for or permit periodic rental increases.

Our business plan contemplates investments in senior living communities, MOBs and wellness centers. Some properties combine more than one type of service in a single building or campus. Our Board of Trustees establishes our investment, financing and disposition policies and may change them at any time without shareholder approval.

Our growth strategies are implemented and defined by our acquisition and investment, disposition and financing policies.

Senior Living Communities.

Independent Living Communities.  Independent living communities, or congregate care communities, provide high levels of privacy to residents and require residents to be capable of relatively high degrees of independence. Unlike an age restricted apartment property, an independent living community usually bundles several services as part of a regular monthly charge. For example, an independent living community may include one or two meals per day in a central dining room, daily or weekly maid service or a social director in the base charge. Additional services are generally available from staff employees on a fee for service basis. In some of our independent living communities, separate parts of the property are dedicated to assisted living and/or nursing services.

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

Skilled Nursing Facilities.  SNFs generally provide extensive nursing and healthcare services similar to those available in hospitals, without the high costs associated with operating theaters, emergency rooms or intensive care units. A typical purpose built SNF includes mostly rooms with one or two beds, a separate bathroom and shared dining facilities. Licensed nursing professionals staff SNFs 24 hours per day.

MOBs.

MOBs are office or commercial buildings constructed for use or operated as medical office space for physicians and other healthcare personnel, and other businesses in medical related fields, including clinics and laboratory uses. Some of our MOBs are occupied as back office facilities for healthcare companies, such as hospitals and healthcare insurance companies.

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

Lease Terms.

The leases for our senior living communities and wellness centers are so called “triple net” leases which generally require the tenants to pay rent and all property operating expenses, to indemnify us from liability which may arise by reason of our ownership of the properties, to maintain the properties at their expense, to remove and dispose of hazardous substances on the properties in compliance with applicable law and to maintain insurance on the properties for their and our benefit. In the event of partial damage, condemnation or taking, the tenants are required to rebuild with insurance or other proceeds, if any; in the case of total destruction, condemnation or taking, we receive the insurance or other proceeds and the tenants are required to pay to us any shortfall in the amount of those proceeds versus our historical investment in the affected property; in the event of material destruction or condemnation, some of these tenants have a right to purchase the affected property for amounts at least equal to our historical investment in the affected property.

Our leases of MOBs include both triple net leases, as described above, and so called “net” and “modified gross” leases where we are responsible for operating and maintaining the properties and we charge the tenants for some or all of the property operating expenses. A small percentage of our MOB leases are so called “full service” leases where we receive fixed rent from the tenants and do not charge the tenants for any property operating expenses.

Events of Default.  Under our leases, events of default generally include:

•	failure of the tenant to pay rent or any other money when due;
•	failure of the tenant to provide periodic financial reports when due;
•	failure of the tenant to maintain required insurance coverages;
•	revocation of any material license necessary for the operation of our properties; or
•	failure of the tenant to perform other terms, covenants or conditions of the lease and the continuance thereof for a specified period after written notice.

Default Remedies.  Upon the occurrence of any event of default under our leases, we generally may (subject to applicable law):

•	terminate the affected lease and accelerate the rent;
•

terminate the tenant’s rights to occupy and use the affected property, rent the property to another tenant and recover from the defaulting tenant the difference between the amount of rent which would have been due under the lease and the rent received pursuant to the reletting;

•	make any payment or perform any act required to be paid or performed by the tenant under its lease;
•	exercise our rights with respect to any collateral securing the lease; and
•	require the defaulting tenant to reimburse us for all payments made and all costs and expenses incurred in connection with any exercise of the foregoing remedies.

For more information about our leases with Five Star Quality Care, Inc. or its subsidiaries, or Five Star, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Senior Living Community Management Contracts.

Because we are a REIT for U.S. federal income tax purposes, we generally may not operate our senior living communities. For certain of our senior living communities, we use the taxable REIT subsidiary, or TRS, structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, we lease certain of our communities to our TRSs and our TRSs enter into long term management agreements with third parties for the operation of such communities. The management agreements for these communities provide the manager with a management fee, which is a percentage of the gross revenues realized at the communities, plus reimbursement for the manager’s direct costs and expenses related to the communities, and generally provide the manager with an incentive fee equal to a percentage of the annual net operating income of the communities after we realize an annual return equal to a percentage of our invested capital. The currently effective management agreements for our senior living communities generally expire between December 14, 2022 and December 31, 2035, and are generally subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. In general, we have the right to terminate these currently effective management agreements upon certain manager events of default, including, without limitation, a change in control of the manager, as defined in the management agreements, and our manager has the right to terminate the management agreements upon certain events of default applicable to us.

Although we have various rights as owner under the management agreements, we rely on the manager’s personnel, good faith, expertise, historical performance, technical resources, operating efficiencies, information systems, proprietary information and judgment to manage our managed senior living communities efficiently and effectively. We also rely on the manager to set resident fees and otherwise operate our managed senior living communities in compliance with our management agreements. For more information about our management agreements with Five Star and the related pooling agreements, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisition and Investment Policies.

Acquisitions.    Our present acquisition strategy is to acquire additional properties primarily for income and secondarily for appreciation potential. In implementing this acquisition strategy, we consider a range of factors relating to each proposed acquisition, including, but not limited to:

•	use and size of the property;
•	proposed acquisition price;
•	existing or proposed lease or management terms;
•	availability and reputation of a financially qualified lessee(s), manager(s) or guarantor(s);
•	historical and projected cash flows from the operations of the property;
•	estimated replacement cost of the property;
•	design, physical condition and age of the property;

•	competitive market environment of the property;
•	price segment and payment sources in which the property is operated;
•	strategic fit of a property within our portfolio;
•	our weighted average long term cost of capital compared to projected returns we may realize by owning the property;
•	level of permitted services and regulatory history of the property and its historical operators; and
•	the existence of alternative sources, uses or needs for capital.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or to an affiliated group of tenants or in properties managed by any one manager or by an affiliated group of managers.

Form of Investments.  We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of co‑venturers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

Mergers and Strategic Combinations.

In the past, we have considered the possibility of entering into mergers or strategic combinations with other companies and we may explore such possibilities in the future.

Disposition Policies.

From time to time, we consider the sale of one or more of our properties or other investments. We make disposition decisions based on a number of factors, including, but not limited to, the following:

•	our ability to lease the affected property on terms acceptable to us or have the affected property managed with our realizing acceptable returns;
•	the tenant’s or manager’s desire to acquire the affected property;
•	the tenant’s or manager’s desire to cease operating the affected property;
•	the proposed sale price;
•	the remaining length of the lease relating to the property and its other terms;
•	the strategic fit of the property or investment within our portfolio;
•	the estimated value we may receive by selling the property;
•	our intended use of the proceeds we may realize from the sale of the property; and
•	the existence of alternative sources, uses or needs for capital.

Financing Policies.

There are no limitations in our organizational documents on the amount of indebtedness we may incur. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

We may also seek additional capital through equity offerings, debt financings, retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent we obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt, through an exchange of properties or through the issuance of equity or other securities.

We currently have a $1.0 billion unsecured revolving credit facility that we use for working capital and general business purposes and for funding acquisitions on an interim basis until we are able to refinance them with equity or long term debt. In some instances, we may assume outstanding mortgage debts in connection with our acquisition of properties, or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” in Part II, Item 7 of this Annual Report on Form 10‑K.

Our Manager.

The RMR Group Inc. (NASDAQ:RMR), a Maryland corporation, or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, a Maryland limited liability company, or RMR LLC. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR Inc. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458‑1634, and its telephone number is (617) 796‑8390. RMR LLC also acts as the manager to Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10‑K, the executive officers of RMR LLC are: Adam Portnoy, President,  Chief Executive Officer and Managing Director; Barry Portnoy, Chairman; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. David J. Hegarty is our President and Chief Operating Officer. Our executive officers and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.

Employees.

We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 10, 2016, RMR LLC had approximately 420 full time employees in its headquarters and regional offices located throughout the United States.

Government Regulation and Reimbursement.

The senior living and healthcare industries are subject to extensive, frequently changing federal, state and local laws and regulations. Although most of these laws and regulations affect the manner in which our tenants and managers operate our properties, some of them also impact us and the values of our properties. Some of the laws that impact or may impact us or our tenants or managers include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting assisted living communities that participate in Medicaid and federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicaid and Medicare that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act, or the ADA, and similar state and local laws; and safety and health standards set by the federal Occupational Safety and Health Administration. Medicaid funding is available in some, but not all, states for assisted living services. State licensure standards for assisted living communities, SNFs, clinics and other healthcare facilities typically address facility policies, staffing, quality of services and care, resident rights, fire safety and physical plant matters, and related matters. We are unable to predict the future course of federal, state and local legislation or regulation. Changes in the regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

State and local health and social service agencies and other regulatory authorities regulate and license many senior living communities. State health authorities regulate and license clinics and other healthcare facilities. In most states in which we own properties, we and our tenants and managers are prohibited from providing certain services without first obtaining appropriate licenses. In addition, most states require a certificate of need, or CON, before an entity may open a SNF or expand services at an existing community. According to the National Conference of State Legislatures, some states also limit the number of assisted living facilities by requiring CONs. In addition, some states (such as California and Texas) that have eliminated CON laws have retained other means of limiting development of SNFs, including moratoria, licensing laws and limitations upon participation in the state Medicaid program. Senior living communities and certain other healthcare facilities must also comply with applicable state and local building, zoning, fire and food service codes before licensing or Medicare and Medicaid certification are granted. These laws and regulatory requirements could affect our ability and that of our tenants and managers to expand into new markets or to expand communities in existing markets. In addition, the operation of our properties outside of the scope of applicable licensed authority can result in us, our tenants or managers being subject to penalties and sanctions, including closure of facilities.

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

The Centers for Medicare and Medicaid Services, or CMS, of the United States Department of Health and Human Services, or HHS, has increased its oversight of state survey agencies in recent years, focusing its enforcement efforts on SNFs and chains of SNF operators with findings of substandard care or repeat and continuing deficiencies and violations. CMS has also sought to provide consumers with additional information relating to SNFs. Moreover, state Attorneys General typically enforce consumer protection laws relating to senior living services, clinics and other healthcare facilities. In addition, state Medicaid fraud control agencies may investigate and prosecute assisted living communities and nursing facilities, clinics and other healthcare facilities under fraud and patient abuse and neglect laws.

Current state laws and regulations allow enforcement officials to make determinations as to whether the care provided by or on behalf of our tenants or by our managers at our facilities exceeds the level of care for which a particular facility is licensed. A finding that a facility is delivering care beyond the scope of its license can result in the immediate discharge and transfer of residents, which could adversely affect the ability of the tenant to pay rent to us, the profitability of our managed senior living communities and the values of our properties. Furthermore, some states and the federal government allow certain citations of one facility to impact other facilities owned or operated by the same entity or a related entity, including facilities in other states. Revocation of a license or certification at one facility could therefore impact our or a tenant’s or manager’s ability to obtain new licenses or certifications or to maintain or renew existing licenses at other facilities, which could adversely affect the ability of that tenant to pay rent to us, the profitability of that manager, the profitability and values of our properties and trigger defaults under our tenants’ leases and managers’ management agreements and our or our tenants’ or managers’ credit arrangements, or adversely affect our or our tenants’ or managers’ ability to obtain financing in the future. In addition, an adverse finding by state officials could serve as the basis for lawsuits by private plaintiffs and lead to investigations under federal and state laws, which could result in civil and/or criminal penalties against the facility as well as a related entity.

As of December 31, 2015, approximately 97% of our current net operating income, or NOI, was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue is dependent upon Medicare and Medicaid programs. Our tenants and managers operate facilities in many states and they and we participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid benefit programs for services in SNFs and other similar facilities and state Medicaid programs for services in assisted living communities. In light of the current and projected federal budget deficit and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, each of which, or in any combination, could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Examples include:

•

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or collectively, the ACA, which was adopted in March 2010, has resulted in changes to insurance, payment systems and healthcare delivery systems. The ACA is intended to expand access to health insurance coverage and reduce the growth of healthcare expenditures while simultaneously maintaining or improving the quality of healthcare. Some of the provisions of the ACA took effect immediately, whereas others took effect or will take effect at later dates. Beginning in federal fiscal year 2012, the ACA also reduced the Skilled Nursing Facility Prospective Payment System, or SNF PPS, annual adjustment for inflation by a productivity adjustment based on national economic productivity statistics. We are unable to predict the impact of these reductions on Medicare rates for SNFs.

•

The ACA established an Independent Payment Advisory Board to submit legislative proposals to Congress and take other actions with a goal of reducing Medicare spending growth and includes various other provisions affecting Medicare and Medicaid providers, including enforcement reforms and increased funding for Medicare and Medicaid program integrity control initiatives.

•

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and, as modified by the Supreme Court, the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the U.S. Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with the Medicaid expansion, instead allowing the Secretary only to deny new Medicaid expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. Based on the ruling, states may choose not to participate in the Medicaid expansion program without risking the loss of existing federal Medicaid funding. As of January 12, 2016, 31 states plus the District of Columbia had elected to expand Medicaid eligibility as provided under the ACA, 16 states had elected not to broaden Medicaid eligibility, and three remained undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. We are unable to predict the impact of these or other recent legislative and regulatory actions or proposed actions with respect to state Medicaid rates and payments to states for Medicaid programs on us.
•

In June 2015, the U.S. Supreme Court decided that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies provide certain eligible taxpayers with the ability to purchase or maintain health insurance.

•

Medicare reimburses SNFs under the SNF PPS, which provides a fixed payment for each day of care provided to a Medicare beneficiary. The PPS requires SNFs to assign each resident to a care group depending on that resident’s medical characteristic and service needs. These care groups are known as Resource Utilization Groups, or RUGs. The PPS payments cover substantially all Medicare Part A services the beneficiary receives. Capital costs are part of the PPS rate and are not community specific. Many states have similar Medicaid PPSs. CMS implemented the PPS for SNFs pursuant to the Balanced Budget Act of 1997 and updates PPS payments for SNFs each year by a market basket update to account for inflation.

•

Effective October 1, 2010, CMS adopted rules that implemented a new PPS case mix classification system known as RUG-IV. Following the implementation of RUG-IV, Medicare billing increased nationally, partially because of the unexpectedly large proportion of patients grouped in the highest paying RUG therapy categories. CMS did not intend for the implementation of RUG-IV to increase Medicare billing, however, and in 2011, CMS adopted a final rule designed to recalibrate Medicare PPS rates for SNFs. The rule resulted in a reduction in aggregate Medicare payments for SNFs by approximately 11.1%, or $3.87 billion, in federal fiscal year 2012. CMS updated Medicare payment rates for SNFs effective October 1, 2012, which increased aggregate Medicare payment rates for SNFs by 1.8%, or $670 million, for federal fiscal year 2013. On October 1, 2013, CMS updated Medicare payments to SNFs for federal fiscal year 2014, which CMS estimated would increase payments to SNFs by 1.3%, or approximately $470 million. On July 31, 2014, CMS released a final rule updating Medicare payments to SNFs for federal fiscal year 2015, which CMS estimated would increase payments to SNFs by an aggregate of 2.0%, or approximately $750 million, compared to federal fiscal year 2014. On July 30, 2015, CMS adopted a final rule updating Medicare payments to SNFs for federal fiscal year 2016, which CMS estimated would increase payments to SNFs by an aggregate of 1.2%, or approximately $430 million, compared to federal fiscal year 2015. Due to the previous reduction of Medicare payment rates of approximately 11.1% for federal fiscal year 2012 discussed above, however, Medicare payment rates will be lower for federal fiscal year 2016 than they were in federal fiscal year 2011. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018. It is unclear whether these adjustments in Medicare rates will compensate for the increased costs our tenants and managers may incur for services to residents whose services are paid for by Medicare.

•

In addition, the Middle Class Tax Relief and Job Creation Act of 2012, which was enacted in February 2012, incrementally reduced the SNF reimbursement rate for Medicare bad debt from 100% to 65% by federal fiscal year 2015 for beneficiaries dually eligible for Medicare and Medicaid. Because nearly 90% of SNF bad debt has historically been related to dual eligible beneficiaries, this rule has a substantial negative effect on SNFs. The same law also reduced the SNF Medicare bad debt reimbursement rate for Medicare beneficiaries not eligible for Medicaid from 70% to 65% in federal fiscal year 2013 and going forward.

•

The federal government is also seeking to slow the growth of Medicare and Medicaid payments to SNFs in several ways, including pursuant to the Deficit Reduction Act of 2005, or the DRA. In 2006, the government implemented limits on Medicare payments for outpatient therapies but, pursuant to the DRA, created an exception process under which beneficiaries could request an exemption from the cap and be granted the amount of services deemed medically necessary by Medicare. On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, extended the Medicare outpatient therapy cap exception process through March 31, 2015. In April 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies.
•

The increased “look-back” period for prohibited asset transfers disqualifies individuals from Medicaid SNF benefits from three to five years. The period of Medicaid ineligibility begins on the date of the prohibited transfer or the date an individual has entered the SNF and would otherwise be eligible for Medicaid coverage, whichever occurs later, rather than on the date of the prohibited transfer, effectively extending the Medicaid penalty period. This increased “look-back” period effectively places an additional burden on our tenants and managers to collect charges directly from their residents and their transferees.

•

Our tenants’ and our and our managers’ Medicare Part B outpatient therapy revenue rates are tied to the Medicare Physician Fee Schedule, or MPFS.  Although the MPFS had previously been scheduled to be reduced by more than 25% in 2013, MPFS rates remained fixed at the 2012 level throughout 2013 and increased 0.5% for the period beginning January 1, 2014.  On April 1, 2014, PAMA extended the 0.5% increase to the MPFS rates through December 31, 2014 and provided no increase in the MPFS rates in the period between January 1, 2015 and March 31, 2015.  MACRA, discussed above, also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.

•

PAMA established a SNF value-based purchasing program, which is intended to increase quality of care and reduce preventable hospitalizations. Under this program, HHS will assess SNFs based on hospital readmissions and make these assessments available to the public by October 1, 2017.  As part of PAMA implementation, in the SNF PPS final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which, by October 1, 2016, will be replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate for SNFs.  Under PAMA, beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure.  To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting on October 1, 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

•

We and some of our tenants and managers are subject to the Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, which requires certain post-acute care providers, including SNFs, to begin collecting and reporting various types of data.  Beginning in federal fiscal year 2018, SNFs that fail to comply with the reporting requirements by the established times will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year.  The IMPACT Act also requires the Secretary of HHS and the Medicare Payment Advisory Commission to submit reports to Congress recommending a future Medicare PPS for post-acute care providers and analyzing both its effects on the reported metrics and its financial effect on post-acute care providers.

•

The Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 allow for automatic reductions in federal spending by means of a process called sequestration, which reduces Medicare payment rates by 2.0% through 2023. In 2014 and 2015, Congress approved two additional one year extensions of Medicare sequestration, through 2025. Medicaid is exempt from the automatic reductions, as are certain Medicare benefits. We are unable to predict the long term financial impact of the automatic payment cuts.

•

The DRA and the ACA also include provisions that encourage states to provide long term care services in home and community based settings rather than in SNFs or other inpatient facilities, including increased federal Medicaid spending for some states through the use of several programs. One such program, the Community First Choice Option, or the CFC Option, grants states that choose to participate in the program a 6% increase in federal matching payments for related medical assistance expenditures. As of December 2015, five states had obtained a State Plan Amendment to participate in the CFC Option. We are unable to predict the effect of the implementation of the CFC Option and other similar programs on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.
•

The ACA extended and expanded eligibility for a program to award competitive grants to states for demonstration projects to provide home and community based long term care services to qualified individuals relocated from SNFs, providing certain increased federal medical assistance for each qualifying beneficiary. States are also permitted to include home and community based services as optional services under their Medicaid state plans, and states opting to do so may establish more stringent needs based criteria for SNF services than for home and community based services. The ACA also expanded the services that states may provide and limited their ability to set caps on enrollment, waiting lists or geographic limitations on home and community based services. These changes under the ACA may result in reduced payments for services, or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs.

•

CMS has developed and enforces Conditions of Participation that healthcare organizations must meet in order to participate in the Medicare and Medicaid programs.  These standards are designed to improve quality of care and protect the health and safety of beneficiaries. In July 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid.  These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, such as SNFs.

•

Some of the states in which our tenants and managers operate have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced such rates. Effective June 30, 2011, Congress ended certain temporary increases in federal payments to states for Medicaid programs that had been in effect since 2008.  Some states are expanding their use of managed care, partly to control Medicaid program costs.  Medicaid spending grew an estimated 11% in 2014 due to increased enrollment as some states chose to expand Medicaid coverage under the ACA. From 2015 through 2024, Medicaid spending is expected to grow by an average annual rate of 5.9%, mainly driven by increased spending per beneficiary due to aging of the population and more gradual growth in enrollment.  Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs from 2014 to 2016 and gradually reduce its subsidy to 90% for 2020 and future years.  We expect that the ending of these temporary payments, combined with the anticipated slow recovery of state revenues, may result in increases in state budget deficits, particularly in those states that are not participating in Medicaid expansion. As a result, certain states may continue to reduce Medicaid payments to healthcare service providers including some of our tenants and us, as a part of an effort to balance their budgets.

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

Federal and state efforts to target false claims, fraud and abuse and violations of anti-kickback, physician referral and privacy laws by providers under Medicare, Medicaid and other public and private programs have increased in recent years, as have civil monetary penalties, treble damages, repayment requirements and criminal sanctions for noncompliance. The federal False Claims Act, as amended and expanded by the Fraud Enforcement and Recovery Act of 2009 and the ACA, provides significant civil monetary penalties and treble damages for false claims and authorizes individuals to bring claims on behalf of the federal government for false claims. The federal Civil Monetary Penalties Law authorizes the Secretary of HHS to impose substantial civil penalties, treble damages and program exclusions administratively for false claims or violations of the federal anti-kickback statute. In addition, the ACA increased penalties under federal sentencing guidelines between 20% and 50% for healthcare fraud offenses involving more than $1 million. Governmental authorities are devoting increasing attention and resources to the prevention, detection, and prosecution of healthcare fraud and abuse. CMS contractors are also expanding the retroactive audits of Medicare claims submitted by SNFs and other providers, and recouping alleged overpayments for services determined by auditors not to have been medically necessary or not to meet

Medicare coverage criteria as billed. State Medicaid programs and other third party payers are conducting similar medical necessity and compliance audits. The ACA facilitates the Department of Justice’s, or the DOJ’s, ability to investigate allegations of wrongdoing or fraud at SNFs, in part because of increased cooperation and data sharing among CMS, the Office of the Inspector General, the DOJ and the states. In addition, the ACA requires all states to terminate the Medicaid participation of any provider that has been terminated under Medicare or any Medicaid state plan. We and our tenants and managers expend significant resources to comply with these laws and regulations.

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

The U.S. Food and Drug Administration, or the FDA, and other federal, state and local authorities extensively regulate our biotechnology laboratory tenants that develop, manufacture, market or distribute new drugs, biologicals or medical devices for human use. The FDA and such other authorities regulate the clinical development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of those products. Before a new pharmaceutical product or medical device may be marketed and distributed in the United States, the FDA must approve it as safe and effective for human use. Preclinical and clinical studies and documentation in connection with FDA approval of new pharmaceuticals or medical devices involve significant time, expense and risks of failure. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti-fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotechnology laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotechnology laboratory tenants to pay rent to us.

Competition.

Investing in senior living communities, MOBs and wellness centers is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for tenants and residents and for investments based on a number of factors including rates, financings offered, underwriting criteria and reputation. Our ability to successfully compete is also impacted by economic and population trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital and new and existing laws and regulations. Some of our competitors are dominant in selected geographic or property markets, including in markets we operate. Some of our competitors may have greater financial and other resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our tenants and managers may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.

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

Insurance.

We generally have insurance coverage for many of our MOBs and for our managed senior living communities, and our leases of other properties generally provide that our tenants are responsible for the costs of insurance coverage for the properties we lease to them, such as for casualty, including fire and extended coverage, and liability. Except in the case of certain of our MOBs and our managed senior living communities, we either purchase the insurance ourselves and our tenants reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K.

Internet Website.

Our internet website address is www.snhreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and may be obtained free of charge by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10‑K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10‑K.

Segment Reporting.

As of December 31, 2015, we have four operating segments, of which three are separate reporting segments.  The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. Properties in this segment include leased independent living communities, assisted living communities and SNFs. We earn rental income revenues from the tenants that lease and operate our leased communities. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. Properties in this segment include independent living communities and assisted living communities. We earn fees and services revenues from the residents of our managed senior living communities.  The third reporting segment includes MOBs. Our fourth segment includes the remainder of our operations, including certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment, and all of our other operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires or owns our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate;
•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the United States Internal Revenue Code of 1986, as amended, or the IRC);
•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by a qualified foreign pension fund; or
•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary.  The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a  “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.

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

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1999 through 2015 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below.  While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis.  If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify for taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we recognize gain on the disposition of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

•

If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs.  However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.    As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute.  However, upon review or audit, the IRS may disagree.

•

As summarized below, REITs are permitted within limits to own stock and other securities of a TRS.  A domestic TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign TRS is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign TRS is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its TRSs are determined to be priced excessively in favor of the REIT rather than on arm’s length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our “real estate investment trust taxable income”  to our shareholders such that we will generally not pay United States federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our United States federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

              If we fail to qualify for taxation as a REIT or elect not to qualify for taxation as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification for taxation as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)that is managed by one or more trustees or directors;

(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)the beneficial ownership of which is held by 100 or more persons;

(6)that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

By reason of condition (6), we will fail to qualify for taxation as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals.  To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust, our shareholders are required to respond to these requests for information.  A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

The IRC provides that we will not automatically fail to qualify as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of TRSs as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the TRSs discussed below (and entities owned in whole or in part by the TRSs), in applying all of the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

Subsidiary REITs.  We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs.  Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us.  If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular United States corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and TRSs, all as described under “Asset Tests” below.  If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions.  We may make protective TRS elections as described below with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs.  Our ownership of stock and other securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Among other requirements, a TRS of ours must:

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

We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value.  Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015.  RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs.  Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities.  Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities.  To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities.  Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS.  In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should qualify as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares.  To the extent our investment in RMR Inc. so qualifies, it will constitute a “real estate asset” under Section 856(c) of the IRC and would not constitute a security subject to the REIT asset test limitations discussed below for a one-year period commencing June 5, 2015.  If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period qualifying as a “temporary investment of new capital,” would be in violation of the applicable REIT asset tests described below.  Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at the highest corporate rate, currently 35%, on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

In addition, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship.  This intended TRS manages and operates independent living facilities for us, and in the future may operate additional independent living facilities for us.  In that role, the intended TRS provides amenities and services to our tenants, the independent living residents; for the duration of our ownership of these independent living facilities, there have not been, and are not expected to be, assisted living or skilled nursing residents at these facilities, and neither we nor the intended TRS have provided or expect to provide health care services at these facilities or elsewhere.  Although the law is unclear on this point, and in fact a close read of the statute and legislative history might suggest otherwise, IRS private letter rulings conclude and imply that the management and operation of independent living facilities do not constitute operating or managing a health care facility such that TRS status is precluded, provided that there are no assisted living or skilled nursing residents in the facilities and provided further that neither the REIT nor the intended TRS provide health care services.  Although IRS private letter rulings do not generally constitute binding precedent, they do represent the reasoned, considered judgment of the IRS and thus provide insight into how the IRS applies and interprets the federal income tax laws.  Based on these IRS private letter rulings, our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates pure independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.

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

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS.  A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  Finally, beginning in 2016, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends on and gain from the sale or disposition of shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.” In this regard, we already own close to, but less than, 10% of the outstanding common shares of Five Star, and Five Star has undertaken to limit its redemptions of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares.  Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC.    Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property does not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•

In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, whether or not the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated.  Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated.  Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

As discussed above, we currently own independent living facilities that we purchased to be managed and operated by a TRS; the TRS provides amenities and services, but not health care services, to the facilities’ residents, who are our tenants.  We may from time to time in the future acquire additional properties to be managed and operated in this manner.  Our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that our intended TRS that manages and operates independent living facilities will qualify as a TRS, provided that there are no assisted living or skilled nursing residents in the subject facilities and provided further that neither we nor the intended TRS provide health care services.  Accordingly, we expect that the rents we receive from these facilities’ independent living residents will qualify as “rents from real property” because services and amenities to them are provided through a TRS.  If the IRS should assert, contrary to its current private letter ruling practice, that our intended TRS does not in fact so qualify, and if a court should agree, then the rental income we receive from the independent living facility residents who are our tenants would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property or on interests in real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

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

We believe that any gain from dispositions of assets that we have made, or that we might make in the future, will generally qualify as income that satisfies the 75% and 95% gross income tests and will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets (which includes, beginning with our 2016 taxable year, ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and other securities in a TRS or a qualified REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.

•

Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

•

Our counsel, Sullivan & Worcester LLP, is of the opinion that our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, should be treated as a real estate asset, and not as a security, for purposes of the above REIT asset tests.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is “de minimis” and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

Our Relationships with Five Star.  As of December 31, 2015, we owned approximately 9% of the common shares of Five Star.  Our leases with Five Star, Five Star’s charter, and other agreements collectively contain restrictions upon the ownership of Five Star common shares and require Five Star to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC.  Accordingly, commencing with our 2002 taxable year, we expect that the rental income we have received and will receive from Five Star and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.  In addition, as described above, we have elected to treat as a TRS a particular corporate subsidiary of Five Star with whom we do not have a rental relationship, and our counsel, Sullivan & Worcester LLP, has opined that it is more likely than not that this intended TRS will so qualify.  Finally, as described below, we have engaged as an intended eligible independent contractor another corporate subsidiary of Five Star with whom we do not have a rental relationship.

Our Relationship with Our TRSs.  In addition to the TRS described above that manages and operates independent living facilities for us, we also have wholly owned TRSs that lease properties from us.  We may from time to time in the future acquire additional properties to be leased in this manner.  In addition, in response to a lease default or expiration, we may choose to lease a reclaimed qualified health care property to a TRS.

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

We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Five Star with whom we do not have a rental relationship.  This contractor and its affiliates at Five Star are actively engaged in the trade or business of operating qualified health care properties for their own accounts, including pursuant to management contracts among themselves and including properties that we do not lease to them; however, this contractor and its affiliates have few if any management contracts for qualified health care properties for third parties other than us and our TRSs.  Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, has opined that this intended eligible independent contractor should in fact so qualify.  If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests.  Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material because to date substantially all of the properties leased to our TRSs are managed for the TRSs by this contractor.

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

(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)the amount by which our noncash income  (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements.  Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years.  Because we are a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act, the preferential distribution rule does not apply to us beginning with our 2015 taxable year.

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

Acquisitions of C Corporations

We have and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation.  Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of the acquired entities and their various corporate and noncorporate subsidiaries generally became or will become either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ (a) federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules, and (b) earnings and profits for federal income tax purposes, if any.  The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below.    However, where we have made or will make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally have not and will not be subject to such attribute carryovers.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may be subject to corporate taxation if we dispose of assets previously held by  a C corporation.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a C corporation, and if we subsequently recognize gain on the disposition of that asset during a five-year period (or other specified period for taxable years prior to 2012) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during such five-year period (or other specified period for taxable years prior to 2012) could be subject to this built-in gains tax.  To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.  However, we have not and do not expect to sell any assets if that sale would result in the imposition of a material tax liability.  We cannot, however, provide assurance that we will not change our plans in this regard.

Earnings and Profits.  Following a corporate acquisition, we must generally distribute no later than the end of the applicable tax year all of the C corporation earnings and profits inherited in that transaction, if any, to preserve our qualification for taxation as a REIT.  If we failed or fail to do so, we would not qualify for taxation as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.  Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed and will compute, with the assistance of accountants as needed, the amount of undistributed earnings and profits that we inherit in our corporate acquisitions.  Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year.  However, there can be no assurance that, if audited, the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherit, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates.  As a result, our ordinary dividends are generally taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)long-term capital gains, if any, recognized on the disposition of our shares;

(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

(3)each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed.  It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.  Also, until such time as regulations are issued, we may choose to allocate applicable tax preference items to our shareholders.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.

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

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of succeeding tax years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of succeeding tax years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

Any trusts that are described in Section 401(a) of the IRC and are tax-exempt under Section 501(a) of the IRC, or tax-exempt pension trusts, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as UBTI.  This percentage is equal to the ratio of:

(1)

the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension trust, less direct expenses related to that income, to

(2)the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than

25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we have not been and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares have been and are expected to remain publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts exempt from federal income taxation under Sections 501(c)(7), (c)(9) and (c)(17) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a “United States real property interest” within the meaning of Section 897 of the IRC, or a USRPI, and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. In the case of any deemed or constructive distributions or a distribution in kind, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of USRPIs.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of USRPIs, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 10% (5% for dividends before December 18, 2015) of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and USRPI dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of USRPIs as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify for taxation as a REIT, distributions that are attributable to gain from the sale or exchange of a USRPI are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We anticipate this wash sale rule will apply, if at all, only (a) to a non-U.S. shareholder that owns more than 10% (5% for dispositions before December 18, 2015) of either our common shares or any class of our preferred shares or (b) if the particular class of our shares were to be no longer “regularly traded.”    Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a USRPI, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a USRPI in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a USRPI.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a USRPI can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below

30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any deemed or constructive distribution or a distribution in kind,  the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

If our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a USRPI if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are regularly traded on an established securities market in the United States is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person.  Other presumptions apply in making the determination with respect to other classes of REIT shareholders.  As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned.  For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate.  Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above did not apply.  Even if we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a USRPI, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 10% (5% for dispositions before December 18, 2015) or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If a  gain on the sale of our shares is subject to United States federal income taxation under these rules, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and will be required to file a United States federal income tax return reporting that gain.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 15% (10% for dispositions on or before February 16, 2016) of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2018.  In general, to avoid withholding, any non-United States intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide certain documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their own tax advisor regarding foreign account tax compliance.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non‑ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors.

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Tenants and Managers

Financial and other difficulties at Five Star could adversely affect us.

As of December 31, 2015, Five Star accounted for approximately 30.8% of our total annualized rental income and operated approximately 46.3% of our properties, at cost (less impairments). Five Star has not been consistently profitable since it became a public company in 2001, and it currently has limited resources and substantial lease obligations to us and others. Although Five Star has access to a $150.0 million revolving credit facility, that facility currently matures in April 2016, and Five Star has notified the lenders under that facility of its intent to exercise its second one year option to extend the maturity date of that facility to April 2017, subject to the payment of an extension fee and meeting certain other conditions, in the longer term, Five Star may be unable to maintain that facility or obtain a replacement facility on similar or more favorable terms.

Five Star’s business is subject to a number of risks, including the following:

•	Five Star has high operating leverage. A small percentage decline in Five Star’s revenues or increase in Five Star’s expenses could have a material adverse impact on Five Star’s operating results;
•

Medicare and Medicaid payments account for some of Five Star’s total revenues. A reduction in Medicare and Medicaid payment rates or a failure of these payment rates to match Five Star’s costs may materially and adversely affect Five Star;

•

Current general economic conditions may adversely affect Five Star’s operations. Inflation, high levels of unemployment, housing market declines, market declines affecting the value and liquidity of other personal assets, or other circumstances affecting the ability of seniors or their families to pay for Five Star’s services could have a material adverse effect on Five Star’s business, financial condition and results of operations. In addition, housing price declines and reduced home mortgage financing availability have negatively affected the U.S. housing market. If seniors have a difficult time selling their homes, fewer seniors may relocate to Five Star’s senior living communities or finance their stays at Five Star’s senior living communities with their private resources;

•	Private third party payers’, such as insurance companies’, continued efforts to reduce healthcare costs could adversely affect Five Star;
•	Provisions of the ACA could reduce Five Star’s income and increase its costs;
•	Increases in labor costs could have a material adverse effect on Five Star;
•	Five Star’s business is subject to extensive regulation, which increases its costs and may result in losses;
•

The nature of Five Star’s business exposes it to litigation risks. Five Star has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of its business, some of which may involve material amounts;

•	Increases in liability insurance costs could have a material adverse effect on Five Star; and
•	Five Star’s growth strategy, which includes the acquisition of senior living communities, may not succeed and may result in declines in profitability or recurring losses.

If Five Star’s operations are unprofitable, it may default in its rent obligations to us or we may realize reduced income from our managed senior living communities, and, if Five Star fails to provide quality services at the senior living communities we own, our income from these communities may be adversely affected. Furthermore, if we were required to replace Five Star as our tenant or manager, significant disruptions could be experienced at the affected senior living communities, which could reduce our income and cash flow from, and the value of, those communities.

Increases in labor costs at our managed senior living communities may have a material adverse effect on us.

Wages and employee benefits incurred at our managed senior living communities represent a significant part of our senior living operating expenses. Five Star, as manager of a majority of these communities, and the other third party manager we have retained, compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of these communities. The market for qualified nurses, therapists and other healthcare professionals is highly competitive and periodic or geographic area shortages of such healthcare professionals may require our managers to increase the wages and benefits offered to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years and, as discussed above, we cannot predict the future impact of the ACA on the cost of employee health insurance. Although Five Star determines its employee health insurance and workers’ compensation self insurance reserves with guidance from third party professionals, such reserves may nonetheless be inadequate. Increasing employee health insurance and workers’ compensation insurance costs of our managers and increasing self insurance reserves for labor related insurance may materially and adversely affect our earnings from our managed senior living communities.

We cannot assure that labor costs at our managed senior living communities will not increase or that any increases will be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our managers to control labor costs or to pass any increases on to residents through rate increases at our managed senior living communities could have a material adverse effect on our business, financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our leased and managed senior living communities.

State regulations governing assisted living communities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most of the resident agreements at our leased and managed senior living communities allow residents to terminate their agreements on 30 days’ notice. Thus, we and our tenants and managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our leased and managed senior living communities could be materially and adversely affected. In addition, the advanced ages of senior living residents at our leased and managed senior living communities make the resident turnover rate in these senior living communities difficult to predict.

The trend for senior citizens to delay moving to senior living residences until they reach an older age or require greater care may increase operating costs, reduce occupancy and increase resident turnover rate at our senior living communities.

Senior citizens have been increasingly delaying their moves to senior living residences until they reach an older age, including at our senior living communities. If this trend continues, the occupancy rate at our senior living communities may decline and the resident turnover rate at those communities may increase. Further, older aged persons may have greater care needs and require higher acuity services, which may increase our and our tenants’ cost of business, expose us and our tenants’ to additional liability or result in lost business and earlier stays at our senior living communities if our managers or tenants are not able to provide the requisite care services or fail to adequately provide those services.

Some of our tenants and managers are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to fulfill insurance, indemnification and other obligations to us under their leases and management agreements and to pay rents or to generate and pay minimum and other returns.

In some states, advocacy groups monitor the quality of care at SNFs and assisted and independent living communities, and these groups have brought litigation against operators and owners. Also, in several instances, private litigation by SNF patients, assisted and independent living community residents or their legal representatives have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by some of our tenants and managers. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our tenants and managers to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our tenants and managers to be unable to fulfill their insurance, indemnification and other obligations to us under their leases and management agreements and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our tenants and managers to become unable to pay rents due to us or generate and pay minimum and other returns to us.

The failure of our tenants, our managers or us to comply with laws relating to the operation of our leased and managed communities may have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

We and our tenants and managers are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and managers conduct their operations, such as health and safety, fire and privacy laws; federal and state laws affecting communities that participate in Medicaid; federal and state laws affecting SNFs, clinics and other healthcare facilities that participate in both Medicare and Medicaid that mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service and physical plants; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our tenants and managers expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. Moreover, the failure of our managers to properly operate our senior living communities could result in fines or other sanctions which may materially and adversely impact our ability to obtain or renew licenses for our managed communities.

If we or our tenants or managers fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. Further, changes in the applicable regulatory framework could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

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

As of December 31, 2015, approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid reimbursements. Operations at most of our Medicare and Medicaid dependent properties currently produce sufficient cash flow to pay our allocated rents or our minimum returns, but operations at certain of these properties do not. Even at properties where less than a majority of the NOI comes from Medicare or Medicaid payments, a reduction in such payments could materially adversely affect profits of, or result in losses to, our tenants or managers. With the background of the current and projected federal budget deficit and other federal priorities and continued challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid rates and federal payments to states for Medicaid programs. For further information regarding such programs, see elsewhere in this Annual Report on Form 10-K, including under the caption “Business—Government Regulation and Reimbursement” in Part 1, Item 1 of this Annual Report on Form 10-K, and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K. If and to the extent Medicare or Medicaid rates are reduced from current levels, or if rate increases are less than increases in operating costs, such changes could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties. In addition, the revenues that we or our tenants receive from Medicare and Medicaid may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set offs, administrative rulings and policy interpretations, and payment delays, any of which could have a material adverse effect on the ability of our tenants to pay us rent, the profitability of our managed senior living communities and the values of our properties.

Provisions of the ACA could adversely affect us or our tenants and managers.

The ACA contains insurance changes, payment changes and healthcare delivery systems changes that have affected, and will continue to affect, us, our tenants and managers. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in Part 1, Item 1 of this Annual Report on Form 10-K and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Government Reimbursement” in Part II, Item 7 of this Annual Report on Form 10-K.

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

In June 2012, the U.S. Supreme Court upheld two major provisions of the ACA—the individual mandate, which requires most Americans to maintain health insurance or to pay a penalty, and the Medicaid expansion, which requires states to expand their Medicaid programs by 2014 to cover all individuals under the age of 65 with incomes not exceeding 133% of the federal poverty level. In upholding the Medicaid expansion, the U.S. Supreme Court held that it violated the U.S. Constitution as drafted but remedied the violation by modifying the expansion to preclude the Secretary of HHS from withholding existing federal Medicaid funds from states that fail to comply with Medicaid expansion, instead allowing the Secretary only to deny new expansion funding. Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years. As of January 12, 2016, 31 states plus the District of Columbia had elected to expand Medicaid eligibility as provided under the ACA, 16 states had elected not to broaden Medicaid eligibility, and three remained undecided; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose.

In June 2015, the U.S. Supreme Court decided that income tax credits under the ACA are available to individuals who purchase health insurance on an exchange created by the federal government, in the same way such credits are available to individuals who purchase health insurance on an exchange created by a state.  Such subsidies provide certain eligible taxpayers with the ability to purchase or maintain health insurance.

Changes implemented under the ACA resulting in reduced payments for services or the failure of Medicare, Medicaid or insurance payment rates to cover increasing costs could adversely and materially affect the ability of our tenants to pay rent to us, the profitability of certain of our managed senior living communities and the values of our properties.

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete.

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete, which has created volatile market conditions. While the markets had been showing signs of stabilization and growth, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and the risk that declining overseas markets may hinder the growth of the U.S. economy. It remains unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability or willingness of our tenants to renew our leases or pay rent to us.

We are limited in our ability to operate or manage our properties and are thus dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing health care facilities, we do not operate or manage our senior living communities. Instead, we lease nearly all of our senior living communities to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained Five Star and another third party manager to operate and manage our senior living communities that are leased to our subsidiaries. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to residents or if they fail to maintain quality services. While we monitor our managers’ and tenants’ performances and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest.  Also, fees paid to our managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have in the past made, and may in the future make, decisions regarding competing properties or our properties’ operations that seek to increase their fees but which may not be in our best interests.

Risks Related to Our Business

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain qualified for taxation as a REIT.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our common shares or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market prices of such shares, which would reduce our market capitalization and total shareholder return.

The potential negative impact on the value of our shares may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

Various governmental authorities mandate certain physical characteristics of senior housing properties, clinics, other healthcare communities and biotech laboratories. Changes in laws and regulations relating to these matters may require significant expenditures. Our leases, other than our MOB leases, and our management agreements generally require our tenants or managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our tenants or managers may neglect maintenance of our properties if they suffer financial distress. Under some of our leases, we have agreed to fund capital expenditures in return for rent increases and minimum returns due to us, with respect to our managed senior living communities increase by a defined percentage of the capital expenditures we fund at those communities. Our available financial resources or those of our tenants or managers may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ financial resources may be insufficient to satisfy their increased rental payments to us or our managed senior living communities may fail to generate profits sufficient to fund our minimum returns.

Licensing, Medicare and Medicaid laws also require our tenants who operate senior living communities, hospitals, clinics and other healthcare communities to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior living operators, hospitals and other healthcare communities, including civil and criminal laws that prohibit false claims in Medicare, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior living communities and to anti‑fraud investigations in healthcare operations generally. The ACA also facilitates the DOJ’s ability to investigate allegations of wrongdoing or fraud at SNFs. When violations of anti‑fraud, false claims, anti-kickback or physician referral laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicare and Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicare/Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our tenants and managers receive notices of potential sanctions from time to time, and governmental authorities impose such sanctions from time to time on our communities which our tenants and managers operate. If our tenants or managers are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to pay rents to us, our returns and our ability to identify substitute tenants or managers. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, CON, and Medicare and Medicaid participation, may also limit or delay our ability to find substitute tenants or managers. If any of our tenants or managers becomes unable to operate our properties, or if any of our tenants becomes unable to pay its rent or generate and pay our minimum returns because it has violated government regulations or payment laws, such incidents may trigger a default under their leases and management agreements with us and our or our tenants’ or managers’ credit agreements, and we may experience difficulty in finding a substitute tenant or manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Various laws administered by the FDA and other agencies regulate the operations of our tenants that operate biotech laboratories that develop, manufacture, market or distribute pharmaceuticals or medical devices. Once a product is approved, the FDA maintains oversight of the product and its developer and can withdraw its approval, recall products or suspend their production, impose or seek to impose civil or criminal penalties on the developer or take other actions for the developer’s failure to comply with regulatory requirements, including anti‑fraud, false claims, anti-kickback or physician referral laws. Other concerns affecting our biotech laboratory tenants include the potential for subsequent discovery of safety concerns and related litigation, ensuring that the product qualifies for reimbursement under Medicare, Medicaid or other federal or state programs, cost control initiatives of payment programs, the potential for litigation over the validity or infringement of intellectual property rights related to the product, the eventual expiration of relevant patents and the need to raise additional capital. The cost of compliance with these regulations and the risks described in this paragraph, among others, could adversely affect the ability of our biotech laboratory tenants to pay rent to us.

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

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•

any failure to comply with licensing requirements at our managed senior living communities may prevent us from renewing licenses at senior living communities we own or prevent us from obtaining licenses at senior living communities we want to acquire;

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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;
•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;
•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution; and
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

Furthermore, the managers of our managed senior living communities compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Although some states require CONs to develop new SNFs and assisted living communities, these may not prevent or meaningfully reduce competition; moreover, there are fewer barriers to competition for home healthcare, for independent and assisted living services or for other real estate based services. We cannot assure that our managers will be able to attract a sufficient number of residents to our managed senior living communities at rates that would generate acceptable returns or that they will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow our managed senior living communities to compete successfully or to operate profitably.

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

In recent years, a significant number of new assisted living communities have been developed, and this increased development activity may continue in the future. In most states these communities are subject to less stringent regulations than SNFs and can operate with comparatively fewer personnel and at comparatively lower costs. As a result of offering newer accommodations at equal or lower costs, these assisted living properties and other senior living alternatives, including home healthcare, often attract persons who would have previously become SNF residents. Many of the residents attracted to new assisted living properties were the most profitable SNF patients, since they paid higher rates than Medicaid or Medicare would pay and they required less amounts of care. Historically, state requirements of obtaining CONs to develop new properties have somewhat reduced competition among SNFs; however, many states are eliminating or reducing these barriers. Also, there are few regulatory barriers to competition for home healthcare or for independent and assisted living services. These competitive factors have caused some SNFs which we own to decline in value. This decline may continue as assisted living communities or other elderly care alternatives, such as home healthcare, expand their businesses. Each of our tenants of our senior living communities faces similar risks. These competition risks may prevent our tenants and managers from maintaining or improving occupancy at our properties, which may increase the risk of default under our leases and management agreements and adversely affect the profitability of our managed senior living communities.

When we renew leases or lease to new tenants of our MOBs our rents may decline and our expenses may increase and changes in tenants’ requirements for leased MOB space may adversely affect us.

When we renew leases or lease to new tenants of our MOBs we may receive less rent than we currently receive from existing tenants at our MOBs. Market conditions may require us to lower our rents to retain tenants at our MOBs. When we lease to new tenants or renew leases for our MOBs we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases for our MOBs are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. MOB tenants have been generally increasingly seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

We may be unable to lease our properties when our leases expire.

Although we typically will seek to renew our leases with current tenants as these leases approach expiration, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.

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

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos at our properties or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.” in Part II, Item 7 of this Annual Report on Form 10-K.

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

As of December 31, 2015, we had $3.5 billion in debt outstanding, which was 51.0% of our total book capitalization. These obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes. They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels. In addition, amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due. For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including under the caption “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan, including any default in covenants contained in our revolving credit facility and term loan agreements or our senior unsecured notes indentures and their supplements, we may be in default under any other loan that has cross-default provisions, further borrowings under our existing revolving credit facility may be prohibited, outstanding indebtedness under our revolving credit facility and term loan agreements, our senior unsecured notes indentures and their supplements or other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. Our senior unsecured notes indentures and their supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements, our lenders may demand immediate payment and the lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under these agreements, we will be limited or in some cases prohibited from making distributions on our common shares. Any default under our revolving credit facility or term loan agreements that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements. Defaults under our future debt could likely have the same consequences as described above.

RMR LLC and our tenants and senior living managers rely on information technology for their operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

RMR LLC and our tenants and senior living managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of tenants, residents and vendors, as well as lease data.

RMR LLC and our tenants and senior living managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant, customer and vendor information, such as personally identifiable information relating to health and financial accounts. Although RMR LLC and our tenants and senior living managers take various actions to protect the security of the data maintained in their information systems, it is possible that their security measures will not prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of these information systems could interrupt our or their operations, damage our or their reputation, subject us or them to liability claims or regulatory penalties and could materially and adversely affect us or them.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, we or our tenants are responsible for the costs of insurance coverage for our properties, such as for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and, except in the case of our managed senior living communities, our tenants are required to reimburse us, or the tenants buy the insurance directly and are required to list us as an insured party. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, is in the process of adopting new accounting rules, to be effective as early as fiscal years ending after December 2018, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules could also make lease renewal options less attractive, as, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,272,787 shares of RMR Inc.’s Class A common stock, ABP Trust acquired 2,345,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction.  We subsequently distributed 2,635,379 of the shares of RMR Inc.’s Class A common stock that we received in the Up-C Transaction pro rata to our shareholders.  We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC.  However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction.  For further information on the Up-C Transaction, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

Each of our executive officers is also an officer of RMR LLC.  Because our executive officers have duties to RMR LLC as well as to our company, we do not have their undivided attention.  They face conflicts in allocating their time and resources between our company and RMR LLC.

Our management structure and agreements and relationship with RMR LLC may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR LLC is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. Our Managing Trustees control RMR Inc., which is the managing member of and controls RMR LLC.

RMR LLC also acts as the manager for three other NYSE listed REITs: GOV, a publicly traded REIT that owns properties that are majority leased to government tenants, HPT, a publicly traded REIT that owns hotels and travel centers, and SIR, a publicly traded REIT that primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, our largest tenant and a manager of our managed senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR LLC and Messrs. Barry and Adam Portnoy. Also, RMR LLC’s multiple responsibilities to us and to other companies to which it provides management services, including Five Star, may give rise to conflicts of interest or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our property level results of operations, rents, leasing activities, budgets and construction activities as well as market trends. If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC.

Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC, and Adam Portnoy is a Managing Director, President, Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR LLC provides management services. Our executive officers are also officers of RMR LLC. The foregoing individuals may hold equity in RMR Inc. and other public companies to which RMR LLC provides management services. Any such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and RMR Inc. and its related parties.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, GOV, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs, or the Joint Special Committee, and were separately approved and adopted by an Independent Trustee of ours who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Centerview Partners LLC acted as financial advisor to our Special Committee. Nonetheless, the Up-C Transaction may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and a diversion our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require payment of a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the remaining term of the agreement, which term, depending on the time of termination would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of ten years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage a  change of control of us.

Our management agreements with RMR LLC have 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee, see “The termination of our management agreements may require payment of a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.” For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., Five Star, AIC, the other businesses and entities to which RMR LLC provides management services, Barry Portnoy and Adam Portnoy and other related persons of RMR LLC may precipitate such activities. These activities, if instituted against us, could result in further costs, which could be substantial in amount, and a diversion of our management’s attention even if the action is unfounded.

Our business dealings with Five Star may create conflicts of interest.

Five Star was originally organized as our subsidiary. We distributed substantially all our Five Star ownership to our shareholders on December 31, 2001. One of our Managing Trustees, Mr. Barry Portnoy, serves as a managing director of Five Star. RMR LLC provides management services to both us and Five Star. As of December 31, 2015, our leases with Five Star accounted for 30.8% of our annual rents. As of December 31, 2015, Five Star also managed 60 of our senior living communities. In the future, we expect to do additional business with Five Star. We believe that our current leases, management contracts and other business dealings with Five Star were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with Five Star have been beneficial to us. Our transactions with Five Star have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with Five Star, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.0 million in AIC, we have purchased a substantial portion of our property insurance in a program designed by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•	the fact that only our Board of Trustees or, if there are no trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•

required qualifications for an individual to serve as a trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

•	limitations on the ability of our shareholders to propose nominees for election as trustees and propose other business to be considered at a meeting of our shareholders;
• limitations on the ability of our shareholders to remove our Trustees; and

• the authority of our Board of Trustees to create and issue new classes or series of shares (includingshares with voting rights and other rights and privileges that may deter a change in control) and issueadditional common shares.

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

Disputes with Five Star or RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with Five Star and RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against Five Star, RMR LLC or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum or the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine.  This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.  Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time.  This choice of forum provision of our bylaws does not abrogate or supersede other provisions of our bylaws stipulating that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings.

Risks Related to Our Taxation

The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to maintain our qualification for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

We generally must distribute annually at least 90% of our taxable income, subject to specified adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

Even if we qualify and remain qualified for taxation as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” For example, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT or be subject to significant penalty taxes.

We lease many of our properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes can still be imposed.

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

There can be no assurance that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with applicable REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as intended, we may fail to qualify for taxation as a REIT or be subject to significant penalty taxes.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;
•

our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities and REIT securities, the value of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;
•

the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;

•	national economic conditions;
•	market interest rates;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2015, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point.  Market  interest rates may continue to increase in the near to intermediate term.  If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.

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

We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes) the Notes, are not, and any Notes we may issue in the future may not be, guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2015, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $774.3 million and our subsidiaries did not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such

Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2015, we had $667.5 million in secured mortgage debts.

There may be no public market for the Notes, and one may not develop, be maintained or be liquid.

Except in certain cases, we have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for these Notes, the ability of any investor to sell these Notes or the price at which investors would be able to sell them.  Except in certain cases, if a market for the Notes does not develop, investors may be unable to resell these Notes for an extended period of time, if at all. If a market for these Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell them. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

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

The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2015, we had real estate investments totaling $7.5 billion, at undepreciated cost,  in 427 properties (451 buildings). At December 31, 2015,  58 properties  (59 buildings) with an aggregate cost of $1.1 billion and an aggregate carrying value of $937.1 million were mortgaged or subject to capital lease obligations with an aggregate principal balance of $679.7 million.

The following table summarizes certain information about our properties as of December 31, 2015. All dollar amounts are in thousands:

	Number of	Number of	Undepreciated	Net Book
Location of Properties by State	Properties	Buildings	Carrying Value	Value
Alabama	7	7	$67,365	$58,952
Arizona	11	11	169,448	128,395
Arkansas	3	3	31,353	30,827
California	26	31	776,276	656,485
Colorado	12	13	119,502	95,875
Connecticut	2	2	10,931	9,544
Delaware	6	6	93,668	65,587
District of Columbia	2	2	66,816	60,337
Florida	29	34	679,282	524,044
Georgia	32	32	397,986	359,113
Hawaii	1	1	68,172	63,227
Idaho	2	2	16,937	15,531
Illinois	13	14	196,848	167,385
Indiana	13	13	204,672	176,060
Iowa	4	4	10,302	4,695
Kansas	4	4	58,722	42,179
Kentucky	9	9	101,545	65,308
Louisiana	6	6	6,989	6,846
Maryland	15	15	310,847	246,129
Massachusetts	21	24	1,109,842	1,042,499
Michigan	5	5	16,836	11,423
Minnesota	8	8	105,750	89,519
Mississippi	3	3	26,212	22,466
Missouri	7	7	143,613	139,987
Montana	1	1	29,366	28,882
Nebraska	13	13	62,685	46,168
Nevada	2	2	77,148	71,024
New Jersey	5	5	181,317	155,124
New Mexico	5	6	101,578	80,864
New York	6	7	210,665	187,815
North Carolina	15	15	197,900	174,271
Ohio	3	4	48,820	32,696
Oklahoma	4	4	28,338	24,139
Oregon	3	3	116,940	115,072
Pennsylvania	20	20	170,436	134,869
Rhode Island	1	1	10,040	9,870
South Carolina	21	21	172,226	144,565
South Dakota	3	3	7,589	3,235
Tennessee	13	13	80,351	64,279
Texas	28	28	516,191	418,777
Virginia	17	19	234,898	176,494
Washington	6	7	91,172	83,761
Wisconsin	18	21	320,765	271,289
Wyoming	2	2	8,601	3,793
Total	427	451	$7,456,940	$6,309,400

Of the properties listed above, 296 (296 buildings) are senior living communities, 121 (145 buildings) are MOBs and 10 (10 buildings) are wellness centers. The undepreciated carrying value and net book value of the above table excludes properties classified as held for sale as of December 31, 2015, of which $5.4 million of net book value is included in Other Assets on our Consolidated Balance Sheets.

Item 3.  Legal Proceedings.

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NYSE (symbol: SNH). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

	High	Low
2015
First Quarter	$23.83	$21.19
Second Quarter	$22.41	$17.52
Third Quarter	$18.25	$14.98
Fourth Quarter	$17.16	$13.63

	High	Low
2014
First Quarter	$22.96	$20.70
Second Quarter	$24.60	$21.82
Third Quarter	$24.50	$20.87
Fourth Quarter	$23.08	$20.72

The closing price of our common shares on the NYSE on February 10, 2016 was $13.95 per share. As of February 10, 2016, there were 1,787 shareholders of record of our common shares.

Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions per
	Common Share
	2015	2014
First Quarter	$0.39	$0.39
Second Quarter	$0.39	$0.39
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.39	$0.39

All common share distributions shown in the table above have been paid, except for the quarterly distribution for the fourth quarter of 2015, which we expect to pay to shareholders on or about February 23, 2016. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount  and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of distributions we do pay will not decrease.

In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 2,635,379 shares, or 0.0111 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our common shareholders as a special distribution.  This distribution resulted in a taxable valuation of this in-kind distribution of $0.1320 for each of our common shares.

Item 6.  Selected Financial Data.

The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Amounts in the below table (but not the footnotes to the table) are in thousands, except per share data.

	2015	2014	2013	2012	2011
Income Statement Data:
Rental income	$630,899	$526,703	$459,380	$450,769	$412,180
Residents fees and services(1)	$367,874	$318,184	$302,058	$184,031	$27,851
Net income(2)(3)	$123,968	$158,637	$151,164	$135,884	$151,419
Common distributions declared(4)	$369,468	$311,912	$293,474	$266,589	$232,849
Weighted average shares outstanding (basic)	232,931	198,868	187,271	169,508	149,456
Weighted average shares outstanding (diluted)	232,963	198,894	187,414	169,671	149,604
Basic and Diluted Per Common Share Data:
Net income(2)(3)	$0.53	$0.80	$0.81	$0.80	$1.01
Cash distributions declared to common shareholders(4)	$1.56(5)	$1.56	$1.56	$1.54	$1.50
Balance Sheet Data:
Real estate properties, at undepreciated cost, net of impairment losses	$7,456,940	$6,222,360	$5,263,625	$5,019,615	$4,563,842
Total assets	$7,183,978	$5,968,269	$4,764,666	$4,748,002	$4,383,048
Total indebtedness	$3,503,025	$2,800,704	$1,892,764	$2,006,530	$1,827,385
Total shareholders’ equity	$3,359,760	$2,952,407	$2,776,989	$2,646,568	$2,472,606

(1)

We earn residents fees and services primarily by providing housing and services to the residents of our managed senior living communities. We recognize residents fees and services as services are provided. We began our managed senior living communities business in June 2011.

(2)

Includes a loss on distribution to common shareholders of RMR Inc. common stock of $38.4 million ($0.17 per basic and diluted share) in 2015, impairment of assets charges of $194,000 (less than $0.01 per basic and diluted share) and losses on early extinguishments of debt of $1.9 million ($0.01 per basic and diluted share) in 2015. Includes impairment of assets charges of $4.4 million ($0.02 per basic and diluted share) in 2014. Includes impairment of assets charges of $45.6 million ($0.24 per basic and diluted share) and losses on early extinguishments of debt of $797,000 (less than $0.01 per basic and diluted share) in 2013. Includes impairment of assets charges of $3.1 million ($0.02 per basic and diluted share) and losses on early extinguishments of debt of $6.3 million ($0.04 per basic and diluted share) in 2012. Includes impairment of assets charges of $2.0 million ($0.01 per basic and diluted share) and losses on early extinguishments of debt of $427,000 (less than $0.01 per basic and diluted share) in 2011.

(3)

Includes gains on sales of properties of $5.5 million ($0.03 per basic and diluted share) and $37.4 million ($0.20 per basic and diluted share) in 2014 and 2013, respectively. Includes losses on sales of properties of $101,000 (less than $0.01 per basic and diluted share) in 2012. Includes gains on sales of properties of $21.3 million ($0.14 per basic and diluted share) and $109,000 (less than $0.01 per basic and diluted share) in 2011 and 2010, respectively. In May 2012, we entered an agreement with subsidiaries of Sunrise Senior Living, Inc. for early terminations of leases for 10 senior living communities, which were previously scheduled to terminate on December 31, 2013; the leases for all of these ten communities were terminated prior to December 31, 2012, and resulted in gains on lease terminations of approximately $375,000 (less than $0.01 per basic and diluted share) in 2012.

(4)

On January 11, 2016, we declared a quarterly distribution of $0.39 per share, or $92.6 million, to be paid to common shareholders of record on January 22, 2016. We expect to pay this distribution on or about February 23, 2016.

(5)	Excludes a $0.13 per share non-cash distribution of RMR Inc. class A common stock to our common shareholders on December 14, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of		Investment		Investment per
	Number of	Units/Beds or		Carrying Value	% of Total	Unit/Bed or		% of
(As of December 31, 2015)	Properties	Square Feet		of Properties (1)	Investment	Square Foot(2)	2015 NOI(3)	2015 NOI
Facility Type
Independent living(4)	68	16,467		$2,231,911	29.9%	$135,538	$180,388	29.0%
Assisted living(4)	187	13,786		1,843,758	24.7%	$133,741	145,386	23.4%
Skilled nursing facilities(4)	41	4,446		186,084	2.5%	$41,854	19,893	3.2%
Subtotal senior living communities	296	34,699		4,261,753	57.1%	$122,821	345,667	55.6%
MOBs	121	11,315,582	sq. ft.	3,015,170	40.5%	$266	257,249	41.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	18,278	2.9%
Total	427			$7,456,940	100.0%		$621,194	100.0%

Tenant/Operator/Managed Properties(5)
Five Star Senior Living (Lease No. 1)	83	6,043		$692,895	9.3%	$114,661	60,149	9.7%
Five Star Senior Living (Lease No. 2)	48	7,032		706,100	9.5%	$100,412	65,429	10.5%
Five Star Senior Living (Lease No. 3)	17	3,281		356,394	4.8%	$108,624	35,515	5.7%
Five Star Senior Living (Lease No. 4)	29	3,335		391,999	5.3%	$117,541	35,827	5.8%
Subtotal Five Star Senior Living	177	19,691		2,147,388	28.9%	$109,054	196,920	31.7%
Sunrise Senior Living/Marriott(6)	4	1,619		126,326	1.7%	$78,027	14,654	2.4%
Brookdale Senior Living	18	894		61,122	0.8%	$68,369	9,286	1.5%
13 private senior living companies (combined)	32	3,910		542,365	7.2%	$138,712	35,175	5.7%
Subtotal triple net leased senior living communities	231	26,114		2,877,201	38.6%	$110,178	256,035	41.3%
Managed senior living communities(7)	65	8,585		1,384,552	18.5%	$161,276	89,632	14.3%
Subtotal senior living communities	296	34,699		4,261,753	57.1%	$122,821	345,667	55.6%
MOBs	121	11,315,582	sq. ft.	3,015,170	40.5%	$266	257,249	41.5%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	18,278	2.9%
Total	427			$7,456,940	100.0%		$621,194	100.0%

Tenant/Managed Property Operating Statistics(5)

	Rent Coverage				Occupancy
	2015		2014		2015	2014
Five Star Senior Living (Lease No. 1)	1.13	x	1.17	x	85.4%	84.8%
Five Star Senior Living (Lease No. 2)	1.13	x	1.10	x	81.9%	81.9%
Five Star Senior Living (Lease No. 3)	1.53	x	1.57	x	85.2%	86.9%
Five Star Senior Living (Lease No. 4)	1.27	x	1.19	x	88.2%	87.5%
Subtotal Five Star Senior Living	1.23	x	1.22	x	84.6%	84.6%
Sunrise Senior Living/Marriott(6)	1.98	x	1.96	x	91.4%	92.2%
Brookdale Senior Living	2.77	x	2.56	x	90.9%	94.5%
13 private senior living companies (combined)	1.42	x	1.94	x	86.3%	85.3%
Subtotal triple net leased senior living communities	1.35	x	1.36	x	85.4%	85.5%
Managed senior living communities(7)	N/A		N/A		88.0%	88.3%
Subtotal senior living communities	1.35	x	1.36	x	86.0%	86.1%
MOBs	N/A		N/A		96.4%	95.9%
Wellness centers	1.93	x	2.03	x	100.0%	100.0%
Total	1.39	x	1.40	x

(1)

Amounts are before depreciation, but after impairment write downs, if any. Amounts exclude investment carrying values for one senior living community and one vacant land parcel classified as held for sale as of December 31, 2015, which are included in Other Assets on our Consolidated Balance Sheets.

(2)	Represents investment carrying value divided by the number of living units, beds or rentable square feet at December 31, 2015.
(3)

NOI is defined and calculated by reporting segment and reconciled to net income below in this Item 7. 2015 NOI presented in the above tables includes $575 of NOI related to the four senior living communities we sold in 2015.

(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the property.
(5)

Operating data for multi‑tenant MOBs are presented as of December 31, 2015 and 2014; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended September 30, 2015 and September 30, 2014, or the most recent prior period for which tenant and manager operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

(6)	Marriott International, Inc., or Marriott, guarantees the lessee’s obligations under these leases.
(7)

These 65 senior living communities are managed by Five Star and one private third party manager. The occupancy for the twelve month period ended or, if shorter, from the date of acquisitions through, December 31, 2015 was 87.9%.

We have four operating segments, of which three are separate reporting segments: (i) triple net senior living communities that provide short term and long term residential care and other services for residents, (ii) managed senior living communities that provide short term and long term residential care and other services for residents and (iii) MOBs. The “All Other” category includes the remainder of our operations, including certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment, and all of our other operations.

Triple Net Senior Living Communities.

The following chart presents a summary of our triple net senior living community leases as of December 31, 2015 (dollars in thousands), and excludes the investment carrying values of one senior living community classified as held for sale, which is included in Other Assets on our Consolidated Balance Sheets. This summary should be read in conjunction with the more detailed description of our leases set forth below.

			Investment	Net Book	Annualized
	Number of		Carrying Value	Value of	Rental	Lease
Tenant	Properties	Units/Beds	of Properties	Properties	Income(1)	Expiration	Renewal Options
Five Star Senior Living (Lease No. 1)(2)	83	6,043	$692,895	538,367	60,181	12/31/2024	2 for 15 years each.
Five Star Senior Living (Lease No. 2)	48	7,032	706,101	494,897	65,984	6/30/2026	2 for 10 years each.
Five Star Senior Living (Lease No. 3)(3)	17	3,281	356,394	238,488	35,550	12/31/2028	2 for 15 years each.
Five Star Senior Living (Lease No. 4)	29	3,335	391,999	286,645	35,878	4/30/2032	2 for 15 years each.
Pacifica Senior Living	9	731	131,949	129,987	15,245	12/19/2023	2 for 5 years each.
Sunrise Senior Living / Marriott(4)	4	1,619	126,326	64,951	14,656	12/31/2018	3 for 5 years each.
Generations LLC	1	343	80,731	79,424	4,708	4/30/2030	2 for 10 years each.
Radiant Senior Living (5)	4	338	67,500	66,434	5,171	7/31/2023, 8/8/2023 & 5/31/2024	2 for 5 years each.
Stellar Senior Living, LLC(6)	5	661	62,470	57,896	5,298	7/31/2027 & 1/8/2028	2 for 10 years each.
Brookdale Senior Living, Inc.	18	894	61,122	41,121	9,383	12/31/2032	1 for 15 years.
Senior Living Communities, LLC	1	213	59,921	58,928	3,379	6/30/2033	2 for 5 years each.
MorningStar Senior Living	1	238	49,541	48,713	2,986	12/31/2028	2 for 5 years each.
Oaks Senior Living (7)	3	264	45,283	44,655	4,510	9/25/2024 & 9/2/2030	2 for 10 years each and 2 for 5 years each.
Chateau Vestavia, LLC	1	163	24,480	24,050	1,594	12/31/2023	2 for 5 years each.
Healthquest, Inc.	3	361	7,589	3,235	1,424	6/30/2021	1 for 10 years.
Evergreen Washington Healthcare, LLC	1	103	5,193	2,234	1,462	12/31/2030	1 for 10 years.
The MacIntosh Company	1	175	4,204	2,237	590	6/30/2019	1 for 10 years.
Covenant Care, LLC	1	180	3,503	1,699	2,116	9/30/2030	1 for 15 years.
ABE Briarwood (8)	1	140	—	—	937	12/31/2015	None.
Totals	231	26,114	$2,877,201	$2,183,961	$271,052

(1)Annualized rental income for 2015 is based on rents pursuant to existing leases as of December 31, 2015. Includes percentage rent totaling $10.1 million based on increases in gross revenues at certain properties.

(2)Lease No. 1 is comprised of two separate leases. One of these two leases exists to accommodate our mortgage debt obligations that we assumed at the time we acquired the properties; we have agreed with the tenants to combine all three of these leases into one lease when these mortgage financings are repaid.

(3)Lease No. 3 exists to accommodate certain mortgage debt financing by us.

(4)These properties are leased to Sunrise Senior Living, Inc.; this lease is guaranteed by Marriott.

(5)Radiant Senior Living has four separate leases with different expiration dates.

(6)Stellar Senior Living has one lease covering five properties with two different expiration dates.

(7)Oaks Senior Living has three separate leases with different expiration dates and renewal options.

(8)The community leased to this tenant is classified as held for sale as of December 31, 2015, and the tenant continues to occupy space and is obligated by the lease in effect at December 31, 2015.

Five Star Quality Care, Inc.  We lease 177 senior living communities to Five Star for annual rent of $197.6 million as of December 31, 2015, including percentage rent based on increases in gross revenues at certain properties ($5.7 million in 2015). These rent amounts include rent payable to us as a result of our acquisition from Five Star of improvements to the leased properties, pursuant to the terms of the leases. Five Star is a public company listed on the NYSE, which was our subsidiary until we distributed its then outstanding shares to our shareholders in 2001. A large majority of the revenues at these senior living communities is derived from private resources. For the year ended December 31, 2015, Five Star paid percentage rent equal to 4% of the increase in gross revenues at our senior living communities over base year gross revenues as specified in the lease terms.

Lease No. 1  expires in 2024 and includes 83 communities, including independent living communities, assisted living communities and SNFs, of which eight secure mortgage debts payable to third parties. At December 31, 2015, the annual rent for Lease No. 1 included percentage rent of $1.6 million for 2015.

Lease No. 2 expires in 2026 and includes 48 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2015, the annual rent for Lease No. 2 included percentage rent of $2.1 million for 2015.

Lease No. 3 expires in 2028 and includes 17 communities, including independent living and assisted living communities, all of which secure mortgage debts payable to the Federal National Mortgage Association. At December 31, 2015, the annual rent for Lease No. 3 included percentage rent of $1.1 million for 2015.

Lease No. 4 expires in 2032 and includes 29 communities, including independent living communities, assisted living communities and SNFs. At December 31, 2015, the annual rent for Lease No. 4 included percentage rent of $0.9 million for 2015.

For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see “Risk Factors—Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star” in Part I, Item 1A of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Sunrise Senior Living, Inc.  At December 31, 2015, we leased four communities which include assisted living, independent living and SNF units to subsidiaries of Sunrise Senior Living, Inc. that until 2003 were owned by Marriott. These communities are leased through 2018. At December 31, 2015, the annual rent for this lease included percentage rent of $2.1 million for 2015 based on increases in gross revenues at these communities. Marriott guarantees the rent due to us for these 4 communities.

Stellar Senior Living, LLC.  We lease five communities, including independent and assisted living units, to subsidiaries of Stellar Senior Living, until 2027 and 2028. At December 31, 2015, the annual rent for this lease included percentage rent of $0.1 million for 2015 based on increases in gross revenues at these communities. A large majority of our tenant’s revenues at these senior living communities is derived from private resources. The lease is personally guaranteed by the owner of Stellar Senior Living.

Brookdale Senior Living, Inc.    We lease 18 assisted living communities to a subsidiary of Brookdale Senior Living,. In 2015, Brookdale Senior Living exercised the option to extend this lease for 15 years until 2032.  At December 31, 2015, the annual rent for this lease included percentage rent of $2.1 million based on increases in gross revenues at these communities. A large majority of our tenant’s revenues at these senior living communities is derived from private resources. Brookdale Senior Living guarantees this rent to us.

HealthQuest, Inc.    We lease two SNFs and one independent living community located in Huron and Sioux Falls, SD to HealthQuest, Inc., a privately owned company, until 2021. The lease is guaranteed by the individual shareholder of HealthQuest, Inc. The rent payable to us is scheduled to increase at agreed upon times during the lease term.

Evergreen Washington Healthcare, LLC.    We lease one SNF in Seattle, WA to a subsidiary of Evergreen Washington Healthcare, LLC, a privately owned company, until 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease term. Evergreen Washington Healthcare, LLC guarantees this lease and its lease obligations are secured by a security deposit of $0.4 million.

The MacIntosh Company.    We lease one SNF in Grove City, OH to The MacIntosh Company until 2019. A management company affiliate of this tenant and the former and current majority shareholders of the tenant guarantee this lease.

Covenant Care, LLC.    We lease one SNF in Fresno, CA to a subsidiary of Covenant Care, LLC, a privately owned company, until 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease term. Covenant Care, LLC guarantees the lease and has secured its obligation with a security deposit of $0.9 million.

ABE Briarwood Corp.    We leased one SNF in Canonsburg, PA to a subsidiary of ABE Briarwood Corp., a privately owned company. This lease expired on December 31, 2015. The community leased to this tenant is classified as held for sale as of December 31, 2015. The tenant continues to occupy space and is obligated by the lease in effect at December 31, 2015. Our property is sub‑leased to THI of Pennsylvania at Greenery of Canonsburg, LLC, a subsidiary of another private company, THI of Baltimore, Inc. Our lease is guaranteed by THI of Baltimore, Inc., and is secured by a security deposit of $0.6 million.

2015 Acquisitions.

In December 2014, we entered into an agreement to acquire 38 senior living communities. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015, we acquired the one remaining community. Nineteen of these 38 communities are triple net leased senior living communities and are leased to seven senior living operators. Also in September 2015, we acquired a senior living community located in Georgia and entered a lease agreement with one of these seven senior living operators for this community. The relationships with these seven senior living operators are described below.

Pacifica Senior Living: We lease nine assisted living communities to subsidiaries of Pacifica Senior Living, a privately owned company, until 2023. The rent payable to us is scheduled to increase at agreed upon times during the lease term. A large majority of our tenants’ revenues at our senior living communities leased to Pacifica Senior Living’s subsidiaries is derived from private resources. An affiliate of the tenants has provided limited guarantees of these leases and these lease obligations are secured by security deposits totaling approximately $4.3 million.

Generations, L.L.C.: We lease one independent living community to a subsidiary of Generations, L.L.C, a privately owned company, until 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease term. A large majority of this tenant’s revenues at this senior living community is derived from private resources. Generations, L.L.C provides a limited guarantee of this lease.

Radiant Senior Living: We lease four assisted living communities to subsidiaries of Radiant Senior Living, a privately owned company, until 2023 and 2024. The rent payable to us is scheduled to increase at agreed upon times during the lease terms. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. These lease obligations are secured by security deposits totaling approximately $0.5 million.

Senior Living Communities, LLC: We lease one independent living community to a subsidiary of Senior Living Communities LLC, a privately owned company, until 2033. The annual rent under this lease includes percentage rent based on increases in gross revenues at this community. A large majority of our tenant’s revenues at this senior living community is derived from private resources. An affiliate of the tenant provided a guarantee of this lease.

MorningStar Senior Living, LLC: We lease one independent living community to a subsidiary of MorningStar Senior Living, LLC, a privately owned company, until 2028. The rent payable to us is scheduled to increase at agreed upon times during the lease term. A large majority of our tenant’s revenues at this senior living community is derived from private resources.

Oaks Senior Living: We lease three assisted living communities to subsidiaries of Oaks Senior Living, a privately owned company, until 2024 and 2030. The rent payable to us is scheduled to increase at agreed upon times during the lease terms. A large majority of our tenants’ revenues at these senior living communities is derived from private resources. These lease obligations are secured by security deposits totaling approximately $1.0 million.

Chateau Vestavia, LLC: We lease one independent living community to Chateau Vestavia, LLC, a privately owned company, until 2023. The rent payable to us is scheduled to increase at agreed upon times during the lease term. A large majority of our tenant’s revenues at this senior living community is derived from private resources. The lease obligations are secured by a security deposit of $0.3 million.

For more information about the acquisition of the properties described above, please see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Managed Senior Living Communities.

Five Star manages 60 of our senior living communities with 8,190 living units for our account under long term agreements. Trinity Lifestyles Management LLC, or Trinity, manages five of our senior living communities with 395 living units for our account. These 65 communities had an undepreciated carrying value of $1.4 billion and a net book value of $1.2 billion at December 31, 2015. The revenues at these managed senior living communities are primarily derived from services to residents and we record revenues when services are provided.

As noted below, certain of our management agreements are combined under pooling agreements, which combine the determination of fees and expenses of the communities that are subject to the applicable pooling agreement. With the exception of the management agreement for a senior living community in New York, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star’s direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire between December 31, 2030 and December 31, 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements generally provide that we and Five Star each have the option to terminate the contracts upon the acquisition by a person or group of more than 9.8% of the other’s voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements: three pooling agreements combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and a fourth pooling agreement combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. We entered into the initial AL Pooling Agreement in May 2011, the second AL Pooling Agreement in October 2012 and the third AL Pooling Agreement in November 2013. Our first AL Pooling Agreement includes 20 identified communities, our second AL Pooling Agreement includes 19 identified communities, and our third AL Pooling Agreement includes the management agreements for three communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. Each of the AL Pooling Agreements and the IL Pooling Agreement combines the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return of our invested capital and Five Star’s incentive fees. In May 2015, we acquired 38 senior living communities, 19 of which were managed communities and were acquired using TRS structures. We terminated the pre-existing management agreements for 14 of these senior living communities and entered into management agreements with Five Star to manage these 14 communities. Our senior living community in New York, a senior living community of ours in California and the 14 senior living communities we acquired in May 2015, all of which are managed by Five Star, are not included in a pooling agreement. For further information, see Note 3 and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K). The remaining five communities we acquired in May 2015 are managed by Trinity.  Pursuant to our management agreements with Trinity, we receive a return each month based on excess cash flows derived from each of the communities. The management agreements for these communities provide Trinity with a base management fee equal to 5% of the gross revenues realized at the communities, plus reimbursement for Trinity’s direct costs and expenses related to the communities and an incentive fee equal to specified operating thresholds.

For more information about our dealings and relationships with Five Star, and about the risks which may arise as a result of these related person transactions, please see “Risk Factors—Risks Related to Our Relationships with RMR Inc., RMR LLC and Five Star” in Part I, Item 1A of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

MOBs.

At December 31, 2015, we owned 121 MOBs (145 buildings) located in 28 states and Washington, D.C. These properties range in size from 1,700 to 1.1 million square feet and have a total of 11.3 million square feet. Leases at these properties have current terms expiring between 2016 and 2035, plus renewal options in some cases. The annual rent payable to us by tenants of these 121 MOBs (145 buildings) is $352.7 million per year, including some scheduled increases and reimbursements of certain operating and tax expenses and excluding lease value amortization.

During the year ended December 31, 2015, we entered into MOB lease renewals for 762,887 square feet and new MOB leases for 269,586 square feet, at weighted average rental rates that were 2.3% above rents previously charged for the same space. Weighted average lease terms for leases entered into during 2015 were 8.5 years. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during 2015 totaled $25.6 million, or $24.79 per square foot on average (approximately $2.92 per square foot per year of the lease term).

The following chart presents a summary of our MOB properties by state as of December 31, 2015. Amounts exclude investment carrying values for one vacant land parcel classified as held for sale as of December 31, 2015, which is included in Other Assets on our Consolidated Balance Sheets (dollars in thousands):

							% of Total
				Investment	Net Book	Annualized	Annualized
	Number of	Number of		Carrying Value	Value of	Rental	Rental
State	Properties	Buildings	Sq. Ft.	of Properties	Properties	Income(1)	Income(1)
Arizona	4	4	405,364	$52,838	50,488	6,187	1.8%
California	6	11	1,048,840	468,565	422,528	52,402	14.9%
Colorado	2	3	77,113	17,288	15,907	2,573	0.7%
Connecticut	2	2	96,962	10,931	9,544	1,222	0.3%
District of Columbia	2	2	212,335	66,816	60,337	9,882	2.8%
Florida	6	11	320,318	57,190	52,464	6,046	1.7%
Georgia	6	6	419,507	75,151	69,436	8,203	2.3%
Hawaii	1	1	203,841	68,172	63,227	7,039	2.0%
Illinois	3	4	311,747	51,772	47,994	8,091	2.3%
Indiana	1	1	94,238	16,321	14,848	2,466	0.7%
Louisiana	6	6	40,575	6,989	6,846	734	0.2%
Maryland	2	2	133,976	23,114	20,819	3,399	1.0%
Massachusetts	20	23	2,152,633	1,074,514	1,016,807	123,944	35.1%
Minnesota	5	5	375,498	49,143	44,909	7,688	2.2%
Mississippi	1	1	71,983	13,002	12,197	2,107	0.6%
Missouri	2	2	452,165	87,776	85,962	9,656	2.7%
New Jersey	1	1	205,439	69,223	67,700	5,211	1.5%
New Mexico	1	2	292,074	37,252	32,761	5,031	1.4%
New York	5	6	597,401	109,279	95,203	17,283	4.9%
North Carolina	1	1	126,225	32,470	31,751	3,179	0.9%
Ohio	1	2	232,016	5,914	5,302	1,018	0.3%
Oklahoma	4	4	210,348	28,338	24,139	2,805	0.8%
Pennsylvania	8	8	505,227	70,705	63,313	8,757	2.5%
South Carolina	3	3	217,850	17,524	15,863	3,018	0.9%
Tennessee	1	1	33,796	7,631	7,160	1,119	0.3%
Texas	15	15	1,012,121	228,970	207,812	25,703	7.3%
Virginia	4	6	677,591	68,404	62,027	7,062	2.0%
Washington	1	2	144,900	30,878	29,038	3,970	1.1%
Wisconsin	7	10	643,499	169,000	144,378	16,896	4.8%
Totals	121	145	11,315,582	$3,015,170	$2,780,760	$352,691	100.0%

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2015, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

The following chart presents information concerning our MOB tenants that represent 1% or more of total MOB annualized rental income as of December 31, 2015 (dollars in thousands):

				% of Total
			Annualized	Annualized
	Sq. Ft.	% of Total MOB	Rental	Rental	Lease
Tenant	Leased	Sq. Ft. Leased	Income(1)	Income(1)	Expiration
Vertex Pharmaceuticals, Inc.	1,082,417	9.9%	$88,916	25.2%	2028
Aurora Health Care, Inc.	643,499	5.9%	16,896	4.8%	2024
Cedars-Sinai Medical Center	127,482	1.2%	12,107	3.4%	2016 -2025
The Scripps Research Institute	164,091	1.5%	10,145	2.9%	2019
Medtronic, Inc.	460,228	4.2%	8,087	2.3%	2017 - 2020
HCA Holdings, Inc.	253,831	2.3%	7,833	2.2%	2016 - 2025
Reliant Medical Group, Inc.	362,427	3.3%	7,661	2.2%	2019
Magellan Health Inc.	232,521	2.1%	5,742	1.6%	2025
Sanofi S.A.	205,439	1.9%	5,211	1.5%	2026
Abbvie Inc.	197,976	1.8%	4,597	1.3%	2017
Boston Children's Hospital	99,063	0.9%	4,300	1.2%	2028
Sonova Holding A.G.	146,385	1.3%	4,253	1.2%	2024
Emory Healthcare, Inc.	221,471	2.0%	4,091	1.2%	2017 - 2021
Seattle Genetics, Inc.	144,900	1.3%	3,970	1.1%	2018
Express Scripts Holding Co.	219,644	2.0%	3,914	1.1%	2024
First Insurance Company of Hawaii	90,734	0.8%	3,850	1.1%	2016 - 2033
PerkinElmer, Inc.	105,462	1.0%	3,681	1.0%	2028
Boston Scientific Corporation	169,668	1.6%	3,512	1.0%	2016 - 2020
All other MOB tenants	5,979,621	55.0%	153,925	43.7%	2016 - 2035
Totals	10,906,859	100.0%	$352,691	100.0%

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2015, including straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization.

Wellness Centers (included in “All Other Operations”).

The following chart presents a summary of our wellness center leases as of December 31, 2015 (dollars in thousands). This summary should be read in conjunction with the more detailed description of our leases set forth below.

			Investment	Net Book	Annualized
	Number of		Carrying Value	Value of	Rental	Lease
Tenant	Properties	Sq. Ft.	of Properties	Properties	Income(1)	Expiration	Renewal Options
Starmark Holdings, LLC(2)	3	129,500	$32,438	$26,451	$3,264	2/28/2023	3 for 10 years each.
Starmark Holdings, LLC(2)	1	38,500	11,206	9,902	901	2/28/2023	3 for 10 years each.
Starmark Holdings, LLC(2)	2	186,000	36,364	31,120	3,343	11/30/2023	3 for 10 years each.
Life Time Fitness, Inc.(3)	4	458,000	100,009	84,111	10,550	8/31/2028	6 for 5 years each.
Totals	10	812,000	$180,017	$151,584	$18,058

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2015, including straight line rent adjustments and excluding lease value amortization.

(2)These properties are leased to subsidiaries of, and are guaranteed by, Starmark Holdings, LLC, or Starmark, under three separate leases.

(3)These properties are leased to a subsidiary of, and are guaranteed by, Life Time Fitness, Inc., or Life  Time Fitness.

Starmark Holdings, LLC.  We lease six wellness centers located in four states under three separate leases to subsidiaries of Starmark. Starmark is a subsidiary of Central Sports Co. LTD, a publicly owned company listed on the Tokyo Stock Exchange. These properties operate under the brand Wellbridge and the leases are guaranteed by Starmark. These leases have current terms expiring in 2023 and require aggregate annual rent of $7.5 million, plus consumer price index based increases.

Life Time Fitness, Inc.  We lease four wellness centers located in four states under one lease agreement to a subsidiary of Life Time Fitness. Life Time Fitness is a private company. This lease is guaranteed by Life Time Fitness. The lease has a current term expiring in 2028. The aggregate annual rent payable to us averages $10.6 million per year during the lease term.

The following tables set forth information regarding our lease expirations as of December 31, 2015 (dollars in thousands):

					Percent of	Cumulative
					Total	Percentage of
	Annualized Rental Income(1)(2)				Annualized	Annualized
	Triple Net				Rental	Rental
	Senior Living		Wellness		Income	Income
Year	Communities	MOBs	Centers	Total	Expiring	Expiring
2016 (3)	$937	$25,412	$—	$26,349	4.1%	4.1%
2017	—	28,431	—	28,431	4.4%	8.5%
2018	14,656	24,787	—	39,443	6.1%	14.7%
2019	590	40,167	—	40,757	6.4%	21.0%
2020	—	26,873	—	26,873	4.2%	25.2%
2021	1,424	8,751	—	10,175	1.6%	26.8%
2022	—	12,067	—	12,067	1.9%	28.7%
2023	16,839	8,590	7,507	32,936	5.1%	33.8%
2024	68,237	33,111	—	101,348	15.8%	49.6%
Thereafter	168,369	144,502	10,550	323,421	50.4%	100.0%
Total	$271,052	$352,691	$18,057	$641,800	100.0%

Average remaining lease term for all properties (weighted by annualized rental income): 9.2 years.

(1)Annualized rental income is based on rents pursuant to existing leases as of December 31, 2015, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)Excludes rent received from our TRSs. If the NOI from our TRSs (three months ended December 31, 2015, annualized) were included in the foregoing table, the percent of total annualized rental income expiring would be: 2016 – 3.6%; 2017 – 3.9%, 2018 – 5.4%; 2019 – 5.6%; 2020 – 3.7%; 2021 – 1.4%; 2022 – 1.6%; 2023 – 4.5%; 2024 – 13.8%; and thereafter – 56.5%.

(3)Consists of one senior living community where the tenant’s lease expired on December 31, 2015. This community is classified as held for sale as of December 31, 2015, and the tenant continues to occupy space and is obligated by the lease in effect at December 31, 2015.

					Percent of
					Total	Cumulative
	Number of Tenants				Number	Percentage
	Triple Net				of	of Number
	Senior Living		Wellness		Tenancies	of Tenancies
Year	Communities(1)	MOBs	Centers	Total	Expiring	Expiring
2016 (2)	1	132	—	133	20.5%	20.5%
2017	—	104	—	104	16.1%	36.6%
2018	1	92	—	93	14.4%	51.0%
2019	1	77	—	78	12.1%	63.1%
2020	—	61	—	61	9.5%	72.6%
2021	1	31	—	32	5.0%	77.6%
2022	—	30	—	30	4.7%	82.3%
2023	2	15	1	18	2.8%	85.1%
2024	3	22	—	25	3.9%	89.0%
Thereafter	10	60	1	71	11.0%	100.0%
Total	19	624	2	645	100.0%

(1)Excludes our managed senior living communities leased to our TRSs as tenants.

(2)Consists of one senior living community where the tenant’s lease expired on December 31, 2015. This community is classified as held for sale as of December 31, 2015, and the tenant continues to occupy space and is obligated by the lease in effect at December 31, 2015.

Number of Living Units / Beds or Square Feet with Leases Expiring

	Living Units / Beds(1)			Square Feet
	Triple Net	Percent	Cumulative				Percent
	Senior	of Total	Percentage		Wellness		of Total	Cumulative
	Living	Living	of Living	MOBs	Centers	Total	Square	Percent of
	Communities	Units / Beds	Units / Beds	(Square	(Square	Square	Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	Feet)	Feet)	Feet	Expiring	Feet Expiring
2016 (2)	140	0.5%	0.5%	957,805	—	957,805	8.2%	8.2%
2017	—	—%	0.5%	1,042,661	—	1,042,661	8.9%	17.1%
2018	1,619	6.2%	6.7%	862,123	—	862,123	7.4%	24.5%
2019	175	0.7%	7.4%	1,319,790	—	1,319,790	11.3%	35.8%
2020	—	—%	7.4%	1,196,965	—	1,196,965	10.2%	46.0%
2021	361	1.4%	8.9%	334,801	—	334,801	2.9%	48.9%
2022	—	—%	8.9%	480,098	—	480,098	4.1%	53.0%
2023	894	3.4%	12.2%	685,725	354,000	1,039,725	8.9%	61.9%
2024	6,561	25.1%	37.4%	1,272,039	—	1,272,039	10.8%	72.7%
Thereafter	16,364	62.6%	100.0%	2,754,852	458,000	3,212,852	27.3%	100.0%
Total	26,114	100.0%		10,906,859	812,000	11,718,859	100.0%

(1)

Excludes 8,585 living units leased to our TRSs. If the number of living units included in our TRS leases were included in the foregoing table, the percent of total living units / beds expiring would be: 2016 – 0.4%; 2017 – 0.0%; 2018 – 4.7%; 2019 – 0.5%; 2020 – 0.0%; 2021 – 1.0%; 2022 – 0.0%; 2023 – 2.6%; 2024 – 19.2%; and thereafter – 71.6%

(2)

Consists of one senior living community where the tenant’s lease expired on December 31, 2015. This community is classified as held for sale as of December 31, 2015, and the tenant continues to occupy space and is obligated by the lease in effect at December 31, 2015.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

The following table summarizes the results of operations of each of our segments for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Triple net senior living communities	$256,035	$230,718	$237,209
Managed senior living communities	367,874	318,184	302,058
MOBs	356,586	278,041	204,594
All other operations	18,278	17,944	17,577
Total revenues	$998,773	$844,887	$761,438
Net income:
Triple net senior living communities	$160,403	$149,011	$174,561
Managed senior living communities	19,025	29,890	27,158
MOBs	126,859	102,399	46,986
All other operations	(182,319)	(122,663)	(97,541)
Net income	$123,968	$158,637	$151,164

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014:

Triple net senior living communities:

					Comparable
	All Properties				Properties(1)
	As of the Year Ended				As of the Year Ended
	December 31,				December 31,
	2015		2014		2015		2014
Total properties(2)	231		215		211		211
# of units / beds(2)	26,114		24,136		23,824		23,824
Tenant operating data(3)
Occupancy	84.6%		84.6%		85.2%		85.5%
Rent coverage	1.33	x	1.33	x	1.36	x	1.35	x

(1)	Consists of triple net senior living communities we have owned continuously since January 1, 2014.
(2)

The change in total properties and number of units / beds for All Properties reflects the 2015 acquisitions of 20 triple net senior living communities offset by the sales of four communities formerly leased to Five Star.

(3)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended September 30, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our triple‑net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple‑net lease minimum rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of some of these properties.

Triple net senior living communities, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$256,035	$230,718	$25,317	11.0%
Net operating income (NOI)	256,035	230,718	25,317	11.0%
Depreciation expense	(70,417)	(61,825)	(8,592)	(13.9)%
Impairment of assets	(194)	10	(204)	(2,040.0)%
Operating income	185,424	168,903	16,521	9.8%
Interest expense	(25,015)	(25,473)	458	1.8%
(Loss) gain on early extinguishment of debt	(6)	128	(134)	(104.7)%
Gain on sale of properties	—	5,453	(5,453)	(100.0)%
Net income	$160,403	$149,011	$11,392	7.6%

Except as noted below under “Rental income,” we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

Rental income.    Rental income increased primarily because of rents from 20 leased senior living communities we acquired in May and September 2015. These acquisitions represent $23,756, or 93.8%, of the net increase in rental income. Rental income also increased due to increased rents resulting from our purchase of approximately $47,248 of improvements to our properties that are leased by Five Star since January 1, 2014. These increases in rental income were partially offset by the sale of 10 senior living communities since January 1, 2014. Rental income increased year over year on a comparable property basis by $3,074, primarily as a result of our improvement purchases at certain of the 211 communities we have owned continuously since January 1, 2014 and the resulting increased rent, pursuant to the terms of the leases.

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

Impairment of assets.  During 2015, we recorded impairment of assets charges of $194 related to the sales of senior living communities in 2015. During 2014, we recorded an impairment adjustment of $610 related to the sale of one senior living community in October 2014, and also recorded an impairment of assets charge of $600 to reduce the carrying value of one of our senior living communities classified as held for sale as of December 31, 2014 to its estimated net sale price.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debts and capital leases secured by 31 of these properties.  The decrease in interest expense is the result of loan repayments since January 1, 2014 and the regularly scheduled amortization of our mortgage debts. In October 2014, we prepaid a $14,700 loan associated with certain revenue bonds that had an annual interest rate of 5.88% and since January 1, 2014, we have prepaid or repaid mortgage debts of $25,768 with a weighted average annual interest rate of 5.99%. The decrease in interest expense is partially offset by mortgage debts of $56,691 encumbering four properties with a weighted average annual interest rate of 5.33% which we assumed in connection with the May and September 2015 acquisition of 20 triple net leased senior living communities described above.

(Loss) gain on early extinguishment of debt.  Loss on early extinguishment of debt recognized in 2015 is a result of the prepayment of three mortgages in the second quarter of 2015. Gain on early extinguishment of debt recognized in 2014 is a result of an October 2014 mortgage prepayment.

Gain on sale of properties.  Gain on sale of properties is a result of the sale of one senior living community in January 2014, two senior living communities in June 2014 and three senior living communities in October 2014.

Managed senior living communities:

			Comparable
	All Properties		Properties(1)
	As of the Year Ended		As of the Year Ended
	December 31,		December 31,
	2015	2014	2015	2014
Total properties(2)	65	46	44	44
# of units / beds(2)	8,585	7,278	7,079	7,079
Occupancy	87.9%	88.5%	87.7%	88.5%
Average monthly rate	$4,213	$4,179	$4,263	$4,179

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2014.
(2)

The change in total properties and number of units / beds for All Properties reflects the May 2015 acquisitions of 19 managed senior living communities. We also acquired an additional managed senior living community in May 2015 located adjacent to a community that we own which is managed by Five Star. This community and the community we previously owned are now operated as a single integrated community under one management agreement.

Managed senior living communities, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Residents fees and services	$367,874	$318,184	$49,690	15.6%
Property operating expenses	(278,242)	(245,093)	(33,149)	(13.5)%
Net operating income (NOI)	89,632	73,091	16,541	22.6%
Depreciation expense	(60,600)	(32,462)	(28,138)	(86.7)%
Operating income	29,032	40,629	(11,597)	(28.5)%
Interest expense	(9,973)	(10,599)	626	5.9%
Loss on early extinguishment of debt	(34)	(140)	106	75.7%
Net income	$19,025	$29,890	$(10,865)	(36.3)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided. The increase in residents fees and services primarily results from residents fees and services from the managed senior living communities we acquired in May 2015. We also acquired two managed senior living communities in December 2014. These acquisitions represent $45,594, or 91.8%, of the net increase in residents fees and services. The remainder of the change is caused by the increase in rates charged offset by a decrease in occupancy.

Property operating expenses. Property operating expenses include expenses incurred at our managed senior living communities and consist of real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense, management fees and other direct costs of operating these properties. The acquisitions described above represent $31,956, or 96.3%, of the net increase in property operating expenses.

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

Interest expense.    Interest expense for our managed senior living communities arises from mortgage debts secured by 19 of these properties. Interest expense decreased as a result of the prepayment or repayment of eight mortgages since January 1, 2014 with an aggregate principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of our mortgage debts. The decrease in interest expense is partially offset by assumed mortgage debts of $94,786 encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with the May 2015 acquisition of 19 managed senior living communities described above.

Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized in 2015 is a result of the prepayment of four mortgages in the second quarter of 2015 and the write off of certain unamortized origination costs.  Loss on early extinguishment of debt recognized in 2014 is a result of a December 2014 mortgage prepayment and the write off of certain unamortized origination costs.

Managed senior living communities, comparable properties (managed senior living communities we owned continuously since January 1, 2014):

	Year Ended December 31,
	2015	2014	Change	% Change
Residents fees and services	$321,394	$317,298	$4,096	1.3%
Property operating expenses	(243,241)	(244,392)	1,151	0.5%
Net operating income (NOI)	78,153	72,906	5,247	7.2%
Depreciation expense	(32,561)	(32,362)	(199)	(0.6)%
Operating income	45,592	40,544	5,048	12.5%
Interest expense	(7,199)	(10,599)	3,400	32.1%
Loss on early extinguishment of debt	(33)	(140)	107	76.4%
Net income	$38,360	$29,805	$8,555	28.7%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average monthly rate of 2.0% at the 44 communities we have owned continuously since January 1, 2014, partially offset by a decline in occupancy of 80 basis points.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, management fees and other direct costs of operating these properties.  Property operating expenses decreased at the 44 communities we have owned continuously since January 1, 2014, primarily due to decreases in repairs and maintenance expense.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation expense is primarily attributable to capital expenditures to improve these properties, partially offset by a decrease in the amount of amortization of in place resident agreements as some of these assets became fully amortized.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by six of these properties.  Interest expense decreased as a result of the prepayment or repayment of eight mortgages since January 1, 2014 that had an aggregate principal balance of $93,070 and a weighted average annual interest rate of 5.93%, as well as regularly scheduled amortization of these mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt recognized in 2015 is a result of the prepayment of four mortgages in the second quarter of 2015 and the write off of certain unamortized origination costs.  Loss on early extinguishment of debt recognized in 2014 is a result of a December 2014 mortgage prepayment and the write off of certain unamortized origination costs.

MOBs:

			Comparable
	All MOB Properties		MOB Properties(1)
	As of the Year		As of the Year
	Ended		Ended
	December 31,		December 31,
	2015	2014(2)	2015	2014
Total properties(3)	121	98	96	96
Total buildings(3)	145	122	119	119
Total square feet(3)(4)	11,316	9,142	7,883	7,880
Occupancy(5)	96.4%	95.9%	94.9%	95.2%

(1)Consists of MOBs we have owned continuously since January 1, 2014.

(2)Excludes properties classified in discontinued operations.

(3)The change in total properties, total buildings and total square feet for All MOB Properties reflects the January 2015 acquisitions of 23 MOBs.

(4)Prior periods exclude space remeasurements made during the periods presented.

(5)MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$356,586	$278,041	$78,545	28.2%
Property operating expenses	(99,337)	(79,471)	(19,866)	(25.0)%
Net operating income (NOI)	257,249	198,570	58,679	29.6%
Depreciation / amortization expense	(122,974)	(87,312)	(35,662)	(40.8)%
Operating income	134,275	111,258	23,017	20.7%
Interest expense	(6,214)	(5,844)	(370)	(6.3)%
Loss on early extinguishment of debt	(250)	—	(250)	(100.0)%
Income from continuing operations	127,811	105,414	22,397	21.2%
Discontinued operations:
(Loss) income from discontinued operations	(350)	1,362	(1,712)	(125.7)%
Impairment of assets from discontinued operations	(602)	(4,377)	3,775	86.2%
Net income	$126,859	$102,399	$24,460	23.9%

Rental income. Rental income increased primarily because of rents from 25 MOBs (26 buildings) we acquired for approximately $1,694,207 since January 1, 2014.  These acquisitions represent $79,577, or 101.3%, of the net increase in rental income, which was partially offset by a decrease in rental income from comparable properties. Rental income includes non-cash straight line rent adjustments totaling $13,438 and $8,788 and net amortization of approximately $3,840 and $2,101 of acquired above and below market lease adjustments for the years ended December 31, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, property management fees and other direct costs of operating these properties.  The acquisitions described above represent $15,848, or 79.8%, of the net increase in property operating expenses. The remainder of the change is primarily attributable to increased real estate taxes.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2014 as well as capital expenditures to improve our MOBs of $49,409 since January 1, 2014.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by 9 properties (10 buildings).  The increase in interest expense is the result of our assumption of $45,585 of mortgage debts in connection with our acquisition of three MOBs (three buildings) since January 1, 2014 with a weighted average annual interest rate of 5.26%, offset by the prepayment of two mortgages during the fourth quarter of 2015 that had a total principal balance of $52,000 and a weighted average annual interest rate of 5.64%, as well as the regularly scheduled amortization of our mortgage debts.

(Loss) income from discontinued operations. Loss from discontinued operations for the year ended December 31, 2015 resulted from a loss on one MOB (four buildings) sold in April 2015 and the reduction in rental income after the sale of three MOBs (three buildings) during the second and third quarters of 2014.

Impairment of assets from discontinued operations.  During the year ended December 31, 2015, we recorded impairment of assets charges to reduce the carrying value of one of our MOBs (four buildings) to its estimated fair value less costs to sell. During the year ended December 31, 2014, we recorded asset impairment adjustments of $333 to increase the carrying value of the three MOBs (three buildings) we sold in 2014 to their sales price.  We also recorded impairment of assets charges of $4,710 to reduce the carrying value of our one MOBs (four buildings) then classified as discontinued operations to its estimated net sales price.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2014):

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$209,655	$210,686	$(1,031)	(0.5)%
Property operating expenses	(71,333)	(67,429)	(3,904)	(5.8)%
Net operating income (NOI)	138,322	143,257	(4,935)	(3.4)%
Depreciation expense	(55,158)	(54,754)	(404)	(0.7)%
Operating income	83,164	88,503	(5,339)	(6.0)%
Interest expense	(4,368)	(5,214)	846	16.2%
Loss on early extinguishment of debt	(250)	—	(250)	(100.0)%
Net income	$78,546	$83,289	$(4,743)	(5.7)%

Rental income.  Rental income decreased as a result of a decrease in rents and occupancy at certain comparable properties since January 1, 2014, including lower net non‑cash items affecting rental income. Rental income includes non‑cash straight line rent adjustments totaling $4,308 and $4,550 and net amortization of approximately $(3,728) and $(3,162) of acquired above and below market lease adjustments for the years ended December 31, 2015 and 2014, respectively.

Property operating expenses.  Property operating expenses consist of real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, property management fees and other direct costs of operating these properties. Property operating costs increased principally because of increases in real estate tax expense and increased repairs and maintenance expenses at certain of these properties. These increased expenses were partially offset by a decrease in utility expenses at various properties for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Net operating income.  NOI decreased because of the changes in rental income and property operating expenses described above. The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased due to an increase in the amortization of leasing costs and depreciation expense on fixed assets, partially offset by a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms due to certain of those assets having been fully amortized.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the prepayment of two mortgages during the fourth quarter of 2015 that had a total principal balance of $52,000 and a weighted average annual interest rate of 5.64% as well as the regularly scheduled amortization of our mortgage debts.

All other operations:(1)

	Year Ended December 31,
	2015	2014	Change	% Change
Rental income	$18,278	$17,944	$334	1.9%
Net operating income (NOI)	18,278	17,944	334	1.9%
Expenses:
Depreciation	3,792	3,792	—	—%
General and administrative	42,830	38,946	3,884	10.0%
Acquisition related costs	6,853	4,607	2,246	48.8%
Total expenses	53,475	47,345	6,130	12.9%
Operating loss	(35,197)	(29,401)	(5,796)	(19.7)%
Dividend income	2,773	63	2,710	4,301.6%
Interest and other income	379	362	17	4.7%
Interest expense	(109,679)	(93,198)	(16,481)	(17.7)%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(38,437)	—	(38,437)	(100.0)%
Loss on early extinguishment of debt	(1,604)	—	(1,604)	(100.0)%
Equity in earnings of an investee	20	87	(67)	(77.0)%
Loss before income tax expense	(181,745)	(122,087)	(59,658)	(48.9)%
Income tax expense	(574)	(576)	2	0.3%
Net loss	$(182,319)	$(122,663)	$(59,656)	(48.6)%

(1)All other operations includes our wellness center operations that we do not consider a significant operating segment of our business and our operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income increased due to scheduled rent increases at certain of our wellness centers where increases are based on the consumer price index. Rental income includes non-cash straight line rent adjustments totaling approximately $550 in each of the years ended December 31, 2015 and 2014. Rental income also includes net amortization of approximately $221 of acquired real estate leases and obligations in each of the years ended December 31, 2015 and 2014, respectively.

Depreciation expense.    Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital investments in this segment for the years ended December 31, 2015 and 2014.

General and administrative expense.    General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2014, partially offset by lower business management fees payable to RMR LLC due to the fees being based on an average market capitalization calculation rather than average historical cost of assets for part of 2015, the amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as described below,  and a decrease in equity compensation expense as a result of a decrease in our share price in 2015 as compared to 2014. For further discussion of the liability recorded in connection with the June 2015 acquisition of RMR Inc. shares, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the years ended December 31, 2015 and 2014. Acquisition related costs increased during the year ended December 31, 2015 due to an increase in the number of properties acquired during that period compared to the year ended December 31, 2014.

Dividend income. Dividend income recognized in 2015 is a result of a cash dividend received in 2015 from our investment in RMR Inc. shares related to the period from June 5, 2015 to December 14, 2015. Dividend income recognized in 2014 is a result of dividends received in 2014 from our investment in Equity Commonwealth, or EQC (f/k/a CommonWealth REIT). We sold all of our EQC shares in 2015.

Interest and other income.  Interest and other income remained flat for the years ended December 31, 2015 and 2014 and is generally a result of our investable cash on hand.

Interest expense.  Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014, our May 2014 term loan borrowing of $350,000 at an annual interest rate of LIBOR plus 140 basis points, our September 2015 term loan borrowing of $200,000 at an annual interest rate of LIBOR plus 180 basis points and increased borrowings under our revolving credit facility. These increases were partially offset by our November 2015 prepayment of our $250,000 of 4.30% senior unsecured notes.

Loss on distribution to common shareholders of The RMR Group Inc. common stock.  We recorded a $38,437 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.

Loss on early extinguishment of debt.    In December 2014, we entered an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015. In September 2015, we amended our revolving credit facility agreement, which resulted in a loss on early extinguishment of debt of $21 related to the write off of certain capitalized but unamortized costs of the prior revolving credit facility agreement. In November 2015, we prepaid our $250,000 of 4.30% senior unsecured notes due January 2016, which resulted in a loss on early extinguishment of debt of $175 related to the write off of certain unamortized origination costs of the notes.

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
Tenant operating data:(3)
Occupancy	84.6%		85.3%		85.3%		85.5%
Rent coverage	1.33	x	1.38	x	1.34	x	1.39	x

(1)Consists of triple net senior living communities we owned continuously from January 1, 2013 through December 31, 2014.

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

Except as noted below under “Rental income,” we have not included a discussion and analysis of the results of our comparable properties data for the triple net senior living communities segment as we believe that a comparison of the results for our comparable properties for our triple net senior living communities segment is generally consistent from period to period and a separate, comparable properties comparison is not meaningful.

Rental income.  Rental income decreased year over year primarily due to our sale of two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014, two senior living communities in the second quarter of 2014, and three senior living communities in the fourth quarter of 2014.  This decrease was partially offset by increased rents resulting from our purchase of approximately $53,012 of improvements to our properties that are leased by Five Star since January 1, 2013, pursuant to the terms of the leases. Rental income increased year over year on a comparable property basis by $5,595 primarily as a result of our improvement purchases at certain of the 214 communities that we owned continuously from January 1, 2013 through December 31, 2014, and the resulting increased rent, pursuant to the terms of those leases.

Net operating income.  NOI decreased because of the changes in rental income described above. The reconciliation of NOI to net income for our triple net senior living communities segment is shown in the table above. Our definition of NOI and our consolidated reconciliation of NOI to net income are included below in “Non‑GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment decreased year over year as a result of the sale of two rehabilitation hospitals during the fourth quarter of 2013, a senior living community in the third quarter of 2013, a senior living community in the first quarter of 2014, two senior living communities in the second quarter of 2014, and three senior living communities in the fourth quarter of 2014. This decrease was partially offset by our purchase of improvements to our properties that are leased by Five Star since January 1, 2013.

Impairment of assets.  During 2014, we recorded an impairment adjustment of $610 related to the sale of one senior living community in October 2014, and also recorded an impairment of assets charge of $600 to reduce the carrying value of one of our senior living communities classified as held for sale as of December 31, 2014 to its estimated net sale price. During 2013, we recorded impairment of assets charges of $6,685 to reduce the carrying value of five of our senior living communities classified as held for sale as of December 31, 2013 to their estimated sales price.

Interest expense.  Interest expense for our triple net senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the June 2013 prepayment of four mortgages that had an aggregate principal balance of $10,377 and a weighted average annual interest rate of 6.1%, the October 2014 prepayment of a $14,700 loan incurred in connection with certain revenue bonds that had an interest rate of 5.875%, and the October 2014 prepayment of one mortgage with a principal balance of $11,926 and an interest rate of 6.25%, as well as the regularly scheduled amortization of our mortgage debts.

Gain on early extinguishment of debt.  Gain on early extinguishment of debt is a result of the October 2014 mortgage prepayment described in interest expense changes above.

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

(1)Consists of managed senior living communities we have owned continuously from January 1, 2013 through December 31, 2014.

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

Residents fees and services.  Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided. The increase in residents fees and services is primarily because of residents fees and services from five managed senior living communities acquired in 2013 and two managed senior living communities acquired in 2014. These acquisitions represent $15,109, or 93.7%, of the net increase in residents fees and services.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and they consist of management fees, real estate taxes, utility expense, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily due to the acquisitions described above.

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

Interest expense.  Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the repayment at maturity of two mortgages in June 2014 that had an aggregate principal balance of approximately $35,807 and a weighted average annual interest rate of 5.83%, as well as the regularly scheduled amortization of our mortgaged debt. Also, in December 2014 we prepaid one mortgage maturing in July 2015 with a principal balance of approximately $11,308 and an interest rate of 6.37%.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the December 2014 mortgage prepayment described in interest expense changes above.

Managed senior living communities, comparable properties (managed senior living communities we owned on December 31, 2014 and which we have owned continuously since January 1, 2013):

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

Residents fees and services.  We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis because of an increase in occupancy and an increase in the average monthly rate of 0.6% charged to residents at the 39 communities we have owned continuously since January 1, 2013.

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

Depreciation expense.  Depreciation expense increased as a result of our purchase of improvements to certain of these properties.

Interest expense.  Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of the repayment at maturity of two mortgages in June 2014 that had an aggregate principal balance of approximately $35,807 and a weighted average annual interest rate of 5.83%, as well as the regularly scheduled amortization of our mortgage debts. Also, in December 2014 we prepaid one mortgage maturing in July 2015 with a principal balance of approximately $11,308 and an interest rate of 6.37%.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of the December 2014 mortgage prepayment described in interest expense changes above.

MOBs:

			Comparable
	All Properties(1)		Properties(1)(2)
	As of the Year		As of the Year
	Ended		Ended
	December 31,		December 31,
	2014	2013	2014	2013
Total properties	98	96	90	90
Total buildings	122	119	112	112
Total square feet(3)	9,142	7,882	7,495	7,495
Occupancy(4)	95.9%	94.9%	95.1%	94.7%

(1)Excludes properties classified in discontinued operations.

(2)Consists of MOBs we have owned continuously from January 1, 2013 through December 31, 2014.

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

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating properties. The increase in property operating expenses is primarily due to the acquisitions described above.

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

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The increase in interest expense is the result of our assumption of $15,630 of mortgage debt in connection with our acquisition of one MOB (one building) in 2014 with an interest rate of 6.28%, partially offset by the regularly scheduled amortization of our mortgage debts.

Income from discontinued operations.  Income from discontinued operations relates to our MOBs classified as held for sale since January 1, 2013. During the year ended December 31, 2014, we sold three MOBs (three buildings) that were previously classified as discontinued operations. The decrease in income is primarily due to the sales of these properties. As of December 31, 2014, we had one MOB (four buildings) classified as held for sale.

Impairment of assets from discontinued operations.  During the year ended December 31, 2014, we recorded asset impairment adjustments of $333 to increase the carrying value of the three MOBs (three buildings) we sold in 2014 to their sales price.  We also recorded impairment of assets charges of $4,710 to reduce the carrying value of one MOB (four buildings) currently classified as discontinued operations to its estimated net sales price. During the year ended December 31, 2013, we recorded impairment of assets charges of $37,610 to reduce the carrying value of four of our MOBs (seven buildings) to their estimated net sale prices.

MOBs, comparable properties (MOBs we owned on December 31, 2014 and which we have owned continuously since January 1, 2013):

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

Depreciation expense.  Depreciation / amortization expense decreased primarily because of a reduction in amortization of acquired real estate leases and obligations that we amortize over the respective lease terms due to certain of these assets being fully amortized, partially offset by an increase in the amortization of leasing costs and an increase in depreciation expense due to capital expenditures.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties. The decrease in interest expense is the result of regularly scheduled amortization of our mortgage debts.

All other operations:(1)

	Year Ended December 31,
	2014	2013	Change	% Change
Rental income	$17,944	$17,577	$367	2.1%
Expenses:
Depreciation	3,792	3,792	—	—%
General and administrative	38,946	32,657	6,289	19.3%
Acquisition related costs	4,607	3,378	1,229	36.4%
Impairment of assets	—	1,304	(1,304)	—%
Total expenses	47,345	41,131	6,214	15.1%
Operating loss	(29,401)	(23,554)	(5,847)	(24.8)%
Dividend income	63	250	(187)	(74.8)%
Interest and other income	362	461	(99)	(21.5)%
Interest expense	(93,198)	(73,635)	(19,563)	(26.6)%
Loss on early extinguishment of debt	—	(797)	797	—%

Equity in earnings of an investee	87	334	(247)	(74.0)%
Loss before income tax expense	(122,087)	(96,941)	(25,146)	(25.9)%
Income tax expense	(576)	(600)	24	4.0%
Net loss	$(122,663)	$(97,541)	$(25,122)	(25.8)%

(1)All other operations includes our wellness center operations that we do not consider a significant operating segment of our business and our operating expenses that are not attributable to a specific reporting segment.

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

General and administrative expense.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR LLC, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly traded company. General and administrative expenses increased principally as a result of acquisitions of senior living communities and MOBs for approximately $1,407,217 since January 1, 2013, partially offset by the sale of six senior living communities and three MOBs (three buildings) in 2014 for $27,325 and the sale of one senior living community and two rehabilitation hospitals in 2013 for $92,550.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2014 and 2013. The increase in acquisition related costs is a result of an increase in acquisitions in 2014.

Impairment of assets. In 2013, we recorded an impairment of assets charge of $1,304 related to one property to reduce its carrying value to its estimated sales price.

Dividend income. Dividend income recognized is a result of dividends received in 2014 and 2013 from our investment in EQC. The decrease in dividend income in 2014 is a result of reduced dividends declared and paid by EQC in 2014 compared to 2013.

Interest and other income. Interest and other income decreased slightly in 2014 as a result of having less investable cash on hand.

Interest expense. Interest expense increased due to our issuance of $400,000 of 3.25% senior unsecured notes and $250,000 of 4.75% senior unsecured notes in April 2014 as well as our May 2014 term loan borrowing of $350,000 at an annual interest rate of LIBOR plus 140 basis points, partially offset by the prepayment of one mortgage in September 2013 encumbering two of our wellness centers for $13,579 with a weighted average annual interest rate of 6.9%, as well as lower borrowing costs and fees under our revolving credit facility. Our weighted average balance outstanding and interest rate under our revolving credit facility was $60,288 and 1.4%, and $70,912 and 1.6%, for the years ended December 31, 2014 and 2013, respectively.

Loss on early extinguishment of debt.  In September 2013, we prepaid a mortgage encumbering two of our wellness centers for $13,579 that had a maturity date later in 2013. As a result of the premiums paid to prepay these mortgages, we recorded an aggregate loss on early extinguishment of debt of $259. In September 2013, we amended our revolving credit facility agreement, resulting in a loss on early extinguishment of debt of $538 related to the write off of certain capitalized but unamortized costs of the prior revolving credit facility agreement.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from AIC.

Non‑GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our FFO, Normalized FFO and NOI for the years ended December 31, 2015, 2014 and 2013. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our consolidated statements of comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP, and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, loss on distribution to common shareholders of RMR Inc. common stock, gains and losses on early extinguishment of debt, gains and losses on lease terminations and losses on impairment of intangible assets, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2015, 2014 and 2013 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	For the Year Ended December 31,
	2015	2014	2013
Net income	$123,968	$158,637	$151,164
Depreciation expense from continuing operations	257,783	185,391	153,026
Depreciation expense from discontinued operations	—	—	799
Gain on sale of properties(1)	—	(5,453)	(37,392)
Impairment of assets from continuing operations(2)	194	(10)	7,989
Impairment of assets from discontinued operations(3)	602	4,377	37,610
FFO	382,547	342,942	313,196
Business management incentive fees (4)	—	—	75
Acquisition related costs	6,853	4,607	3,378
Loss on distribution to common shareholders of The RMR Group Inc.
common stock(5)	38,437	—	—
Loss on early extinguishment of debt(6)	1,894	12	797
Normalized FFO	$429,731	$347,561	$317,446
Weighted average shares outstanding (basic)	232,931	198,868	187,271
Weighted average shares outstanding (diluted)	232,963	198,894	187,414
FFO per share (basic and diluted)	$1.64	$1.72	$1.67
Normalized FFO per share (basic and diluted)	$1.84	$1.75	$1.69
Net income per share (basic and diluted)	$0.53	$0.80	$0.81
Distributions declared per share	$1.56	$1.56	$1.56

(1)

During 2014, we sold six senior living communities and three MOBs (three buildings) for $27,325 and recognized a gain on sale of approximately $5,453. During 2013, we sold two rehabilitation hospitals and one senior living community for $92,550 and recognized a gain on sale of approximately $37,392.

(2)

During 2015, we recorded a net impairment of assets charge of $194 to adjust the carrying value of three of our properties to their estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties to their estimated sale price less costs to sell. During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties to their estimated sale price less costs to sell.

(3)

During 2015, we recorded an impairment of assets charge of $602 to reduce the carrying value of one MOB (four buildings) to its estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales price less costs to sell. During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell.

(4)

Amounts represent incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in Normalized FFO per share, and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined.

(5)

In 2015, we recognized a $38,437 non-cash loss on the distribution of shares of class A common stock of RMR Inc. to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

(6)

In 2015, we recorded losses on early extinguishment of debt totaling $1,604 related to the termination of a bridge loan commitment, an amendment to our revolving credit facility agreement and the prepayment of our $250,000 4.30% senior unsecured notes due January 2016. Also in 2015, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $290. In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages. In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with an amendment to our revolving credit facility agreement. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259.

Property Net Operating Income (NOI)

We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Other REITs and real estate companies may calculate FFO, Normalized FFO or NOI differently than we do.

The calculation of NOI by reporting segment is included above in this Item 7. The following table includes the reconciliation of NOI to net income, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
Reconciliation of NOI to Net Income:	2015	2014	2013
Triple net senior living communities NOI	$256,035	$230,718	$237,209
Managed senior living communities NOI	89,632	73,091	68,347
MOB NOI	257,249	198,570	138,427
All other operations NOI	18,278	17,944	17,577
Total NOI	621,194	520,323	461,560
Depreciation expense	(257,783)	(185,391)	(153,026)
General and administrative expense	(42,830)	(38,946)	(32,657)
Acquisition related costs	(6,853)	(4,607)	(3,378)
Impairment of assets(1)	(194)	10	(7,989)
Operating income	313,534	291,389	264,510
Dividend income	2,773	63	250
Interest and other income	379	362	461
Interest expense	(150,881)	(135,114)	(117,819)
Loss on distribution to common shareholders of The RMR Group Inc.
common stock(2)	(38,437)	—	—
Loss on early extinguishment of debt(3)	(1,894)	(12)	(797)
Income before income tax expense and equity in earnings of an investee	125,474	156,688	146,605
Income tax expense	(574)	(576)	(600)
Equity in earnings of an investee	20	87	334
Income from continuing operations	124,920	156,199	146,339
Income from discontinued operations	(350)	1,362	5,043
Loss on impairment from discontinued operations(4)	(602)	(4,377)	(37,610)
Income before gain on sale of properties	123,968	153,184	113,772
Gain on sale of properties(5)	—	5,453	37,392
Net income	$123,968	$158,637	$151,164

(1)

During 2015, we recorded a net impairment of assets charge of $194 to adjust the carrying value of three of our properties (three buildings) to their estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets adjustment of $10 to adjust the carrying value of two of our properties (two buildings) to their estimated sale price less costs to sell. During 2013, we recorded an impairment of assets charge of $7,989 to reduce the carrying value of five of our properties (five buildings) and one land parcel to their estimated sale price less costs to sell.
(2)

In 2015, we recognized a $38,437 non-cash loss on the distribution of shares of class A common stock of RMR Inc. to our shareholders as a result of the closing price of RMR Inc.’s shares being lower than our carrying amount per share on the distribution date.

(3)

In 2015, we recorded losses on early extinguishment of debt totaling $1,604 related to the termination of a bridge loan commitment, an amendment to our revolving credit facility agreement and the prepayment of our $250,000 4.30% senior unsecured notes due January 2016. Also in 2015, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $290. In 2014, we recorded a net loss on early extinguishment of debt of approximately $12 in connection with the prepayment of two mortgages. In September 2013, we recorded a loss on early extinguishment of debt of approximately $538 in connection with an amendment to our revolving credit facility agreement. Also in 2013, we prepaid certain mortgages and recorded a loss on early extinguishment of debt of approximately $259.

(4)

During 2015, we recorded an impairment of assets charge of $602 to reduce the carrying value of one MOB (four buildings) to its estimated sale price less costs to sell. During 2014, we recorded a net impairment of assets charge of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their estimated sales price less costs to sell. During 2013, we recorded an impairment of assets charge of $37,610 to reduce the carrying value of four MOBs (seven buildings) to their estimated sale price less costs to sell.

(5)

During 2014, we sold six senior living communities and three MOBs (three buildings) for $27,325 and recognized a gain on sale of approximately $5,453. During 2013, we sold two rehabilitation hospitals and one senior living community for $92,550 and recognized a gain on sale of approximately $37,392.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our shares are rental income revenues, residents fees and services revenues from our leased and managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating expenses and debt service and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or improve the occupancy of, and the rental rates at, our properties;
•	our ability to control operating cost increases;
•	our managers’ ability to operate our managed senior living communities so as to profitably increase our returns; and
•	our ability to purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014 were as follows: (i) cash provided by operating activities increased from $350.9 million in 2014 to $405.5 million in 2015; (ii) cash used for investing activities decreased from $1.3 billion in 2014 to $1.2 billion in 2015; and (iii) cash flows from financing activities decreased from $901.5 million in 2014 to $817.6 million in 2015.

The increase in cash provided by operating activities for the year ended December 31, 2015 compared to the prior year was due primarily to increased operating cash flow from our acquisitions in 2015. Cash used in investing activities for the year ended December 31, 2015 slightly decreased from the prior year, primarily due to less cash funding for acquisitions in 2015 compared to 2014, partially offset by the investment in class A common stock of RMR Inc. The decrease in cash provided by financing activities for the year ended December 31, 2015 compared to the prior year was due primarily to (i) proceeds received from our issuance of $650.0 million of senior unsecured notes and borrowings under our $350.0 million term loan agreement in 2014 as compared to 2015; (ii) increased distributions to our common shareholders, the redemption of $250.0 million of senior unsecured notes and increased repayments of mortgage debts, partially offset by higher proceeds from our issuance of common shares, borrowings under our $200.0 million term loan agreement and higher net borrowings under our revolving credit facility in 2015.

Our Investment and Financing Liquidity and Resources

As of December 31, 2015, we had $37.7 million of cash and cash equivalents and $225.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of equity or debt securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. In September 2015, we partially exercised the accordion feature under our revolving credit facility agreement, which increased the maximum borrowings available under this facility to $1.0 billion from the previous amount of $750.0 million. All other material terms of the revolving credit facility remained unchanged. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility agreement includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. Our revolving credit facility requires interest to be paid at LIBOR plus a premium, which was 130 basis points per annum as of December 31, 2015. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2015, the annual interest rate required on borrowings under our revolving credit facility was 1.69%. As of December 31, 2015 and February 22, 2016, we had $775.0 million and $593.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility, term loans, mortgages and senior unsecured notes approach, we intend to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

Our revolving credit facility and term loan agreements provide that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under our revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the revolving credit facility or term loan agreements, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

In May 2014, we entered into an agreement pursuant to which we obtained a $350.0 million unsecured term loan. This term loan matures on January 15, 2020, and is prepayable without penalty at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.

In February 2015, we repaid at maturity a mortgage for approximately $29.2 million with an annual interest rate of 6.02%. In April 2015, we prepaid a mortgage for approximately $6.3 million with an annual interest rate of 5.81% that had a maturity date in October 2015. In May 2015, we prepaid four mortgages of approximately $15.1 million that had maturity dates in July 2015 and required weighted average annual interest of 5.70%. In June 2015, we repaid at maturity a mortgage for approximately $4.9 million with an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage for approximately $4.4 million that had a maturity date in October 2015 and required annual interest of 5.81%. In October 2015, we prepaid two mortgages of approximately $52.0 million that had maturity dates in January 2016 and required weighted average annual interest of 5.64%. In November 2015, we redeemed our $250.0 million of 4.30% senior unsecured notes due January 2016. We funded all of the foregoing repayments with cash on hand and borrowings under our revolving credit facility.

In January 2015, we acquired 23 MOBs (23 buildings) for approximately $532.0 million, excluding closing costs and working capital adjustments and including the assumption of approximately $30.0 million of mortgage debts with a weighted average annual interest rate of 4.73%.  These MOBs contain approximately 2.2 million leasable square feet and are located in 12 states. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption approximately $30.0 million of mortgage debts with a weighted average annual interest rate of 4.73%.

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,439 living units for $790.0 million, excluding closing costs. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015 we acquired the one remaining community. We funded the acquisition of these senior living communities using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151.5 million of mortgage debts with a weighted average interest rate of 4.57%.

In May 2015, we acquired one senior living community with 40 private pay independent living units for $9.8 million, excluding closing costs. This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2015, we sold all 250,000 of our common shares of EQC for proceeds of approximately $6.6 million, net of transaction costs.

On June 5, 2015, we acquired 5,272,787 shares of class A common stock of RMR Inc. for approximately $60.7 million, excluding transaction costs. As payment for the RMR Inc. shares, we issued 2,345,000 of our common shares valued at approximately $44.5 million and paid the remainder of the purchase price in cash. On December 14, 2015, we distributed 2,635,379 of the RMR Inc. shares we acquired to our shareholders as a special non-cash distribution, valued at $11.89 per share, or $31.3 million. For more information regarding this investment, see Notes 4 and 5 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

In September 2015, we acquired one senior living community with 84 living units for approximately $18.3 million, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In September 2015, we entered into a term loan agreement with Wells Fargo Bank, National Association and a syndicate of other lenders, pursuant to which we obtained a $200.0 million unsecured term loan. This term loan matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. We used the net proceeds from this term loan to partially repay amounts outstanding under our revolving credit facility.

In February 2016, we sold $250.0 million in aggregate principal amount of 6.25% senior unsecured notes due

2046, raising net proceeds of approximately $241.5 million after underwriting discounts and estimated expenses. We have also granted the underwriters an option to purchase up to an additional $37.5 million in aggregate principal amount of the notes.    We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes.

In February 2015, we sold one senior living community for approximately $0.3 million, excluding closing costs. In April 2015, we sold one MOB (four buildings) for $1.5 million, excluding closing costs. In July 2015, we sold one senior living community with 12 skilled nursing units for approximately $0.2 million, excluding closing costs. In August 2015, we sold one senior living community with 63 skilled nursing units for approximately $0.9 million, excluding closing costs. In December 2015, we sold one senior living community with 117 skilled nursing units for approximately $0.02 million, excluding closing costs.

In January 2016, we entered into an agreement to acquire one senior living community located in Georgia with 38 private pay units for $8.4 million, excluding closing costs. We expect to acquire this community using a TRS structure, and that it will be managed by Five Star on substantially similar terms as other communities it currently manages on our behalf.  This acquisition is subject to various conditions; accordingly we can provide no assurance that we will purchase this property, that the acquisition or related expected management agreement with Five Star will not be delayed or that the terms will not change.

In February 2016, we acquired one MOB (three buildings) in Minnesota with approximately 128,000 square feet for $22.7 million, excluding closing costs.

During the year ended December 31, 2015, pursuant to the terms of our existing leases with Five Star, we purchased $21.4 million of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1.7 million. We used cash on hand and borrowings under our revolving credit facility to fund these purchases.

During the years ended December 31, 2015 and 2014, cash expenditures made and capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	For the
	Year Ended
	December 31,
	2015	2014
MOB tenant improvements(1)(2)	$10,181	$7,051
MOB leasing costs(1)(3)	7,148	5,613
MOB building improvements(1)(4)	8,506	5,677
Managed senior living communities capital improvements	11,144	8,950
Development, redevelopment and other activities(5)	21,338	16,784
Total capital expenditures	$58,317	$44,075

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other direct costs.
(4)	MOB building improvements generally include construction costs and expenditures to replace obsolete building components that extend the useful life of existing assets.

(5)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

During the year ended December 31, 2015, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New Leases	Renewals	Total
Square feet leased during the year	270	763	1,033
Total leasing costs and concession commitments(1)	$15,646	$9,950	$25,596
Total leasing costs and concession commitments per square foot(1)	$58.04	$13.04	$24.79
Weighted average lease term (years)(2)	10.4	7.7	8.5
Total leasing costs and concession commitments per square foot per year(1)	$5.57	$1.70	$2.92

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of December 31, 2015, including straight line rent adjustments, estimated recurring expense reimbursements and excluding lease value amortization.

As of December 31, 2015, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations(1)	Total	1 year	1-3 years	3-5 years	5 years
Borrowings under revolving credit facility	$775,000	$—	$775,000	$—	$—
Term loans	550,000	—	—	350,000	200,000
Senior unsecured notes	1,500,000	—	—	600,000	900,000
Mortgage notes payable	667,536	129,690	177,972	321,979	37,895
Capital lease obligations	12,157	690	1,634	2,021	7,812
Ground lease obligations	1,870	173	176	160	1,361
Projected interest expense(2)	1,038,076	141,351	249,537	160,841	486,347
Tenant related obligations(3)	30,260	16,688	13,517	55	—
Total	$4,574,899	$288,592	$1,217,836	$1,435,056	$1,633,415

(1)

In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)

Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2015 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(3)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2015.

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately 660.0 million, before expenses. We used a portion of the net proceeds of this offering to repay borrowings under our revolving credit facility and for general business purposes.

On January 11, 2016, we declared a quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on January 22, 2016 for the quarter ended December 31, 2015. We expect to pay this distribution to shareholders on or about February 23, 2016 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at December 31, 2015 were: (1) outstanding borrowings under our $1.0 billion unsecured revolving credit facility; (2) five public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024 and (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042; (3) our $350.0 million principal amount term loan; (4) our $200.0 million principal amount term loan and (5) $667.5 million aggregate principal amount of mortgages secured by 56 of our properties (57 buildings) with maturity dates between 2016 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $12.2 million at December 31, 2015; the capital leases expire in 2026. We had $775.0 million outstanding under our revolving credit facility as of December 31, 2015. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of December 31, 2015, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

Neither our senior unsecured notes indentures and their supplements, nor our revolving credit facility and term loan agreements, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our senior unsecured debt ratings are used to determine the fees and interest rates we pay. Accordingly, if our debt ratings are downgraded by credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan agreements would increase.

Our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $20.0 million ($50 million or more in the case of our senior unsecured notes indenture and supplement entered into in February 2016). Similarly, our revolving credit facility and term loan agreements have cross default provisions to other indebtedness that is recourse of $25.0 million or more and indebtedness that is non-recourse of $75.0 million or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements, and RMR Inc. is the managing member of RMR LLC. ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc. We own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: Five Star, which is our former subsidiary, our largest tenant and a manager of certain of our senior living communities and of which we are the largest stockholder; D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and Five Star’s treasurer and chief financial officer and to which one of our TRSs subleases a portion of a senior living community we own in order to accommodate certain requirements of New York healthcare licensing laws; SIR, from which we purchased entities owning 23 MOBs that SIR acquired in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT; and AIC, of which we, ABP Trust, Five Star and four other companies to which RMR LLC provides management services each own approximately 14.3%. We and the other six shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed within 120 days after the close of the fiscal year ended December 31, 2015. For more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1, “Business” and Part I, Item 1A “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR LLC, our leases, forms of management agreements and related pooling agreements with Five Star, our agreements with D&R Yonkers LLC and its owners, the purchase and sale agreement for the purchase from SIR of entities owning CCIT’s 23 MOBs and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•

allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired businesses under FASB Accounting Standards Codification 805, Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expense;

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

We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values (included in acquired real estate leases) as a reduction to rental income over the remaining non‑cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations) as an increase to rental income over the remaining terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non‑cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

Impact of Government Reimbursement

As of December 31, 2015,  approximately 97% of our NOI was generated from properties where a majority of the revenue is derived from private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenue was derived from Medicare and Medicaid payments.  Nonetheless, we own and our tenants and managers operate facilities in many states and participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs, as well as existing regulations that impact these matters. Further, there are other existing and recently enacted legislation, and related litigation, related to government payments, insurance and healthcare delivery. Examples of these, and other information regarding such matters and developments, are provided under the caption “Business—Government Regulation and Reimbursement” above in this Annual Report on Form 10-K. We cannot estimate the type and magnitude of these matters. However, these matters could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ and managers’ costs of providing required services to residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties.

Seasonality

Skilled nursing and assisted living operations have historically reflected modest seasonality. During fourth quarter holiday periods, residents at such facilities are sometimes discharged to join in family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among residents which can result in increased costs or discharges to hospitals. As a result of these factors and others, these operations sometimes produce greater earnings in the second and third quarters of each calendar year and lesser earnings in the fourth and first calendar quarters. We do not expect these seasonal differences to have a material impact upon the ability of our tenants to pay our rent or our ability to fund our managed senior living operations or our other businesses. Our MOBs and wellness center business do not typically experience seasonality.

Impact of Climate Change

The current political debate about global climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR LLC, continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency and sustainability at commercial properties through its LEED® green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments or, in the longer term, would be passed through as higher charges paid by the patients, residents and other customers of our properties; however, increased costs incurred by our managers may affect their ability to pay us our minimum returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition of our tenants or managers and their ability to pay rent or returns to us.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2015, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt (1)	Balance(2)	Rate(2)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	284,138	6.71%	19,066	2019	Monthly
Mortgages	82,070	5.92%	4,862	2016	Monthly
Mortgages	72,062	4.47%	3,221	2018	Monthly
Mortgages	45,327	3.79%	1,718	2019	Monthly
Mortgages	43,549	6.54%	2,848	2017	Monthly
Mortgage	18,000	4.65%	837	2016	Monthly
Mortgage	14,825	6.28%	931	2022	Monthly
Mortgages	12,976	6.31%	819	2018	Monthly
Mortgages	12,250	6.24%	764	2018	Monthly
Mortgage	11,989	6.25%	749	2016	Monthly
Mortgage	11,787	4.85%	572	2022	Monthly
Mortgage	10,861	6.15%	668	2017	Monthly
Mortgage	9,047	5.95%	538	2038	Monthly
Mortgage	8,948	6.73%	602	2018	Monthly
Mortgage	6,692	4.69%	314	2019	Monthly
Mortgage (3)	6,115	5.97%	365	2016	Monthly
Mortgage	5,524	5.86%	324	2017	Monthly
Mortgage	4,512	4.38%	198	2043	Monthly
Mortgage	3,246	6.25%	203	2033	Monthly
Mortgage	2,420	7.31%	177	2022	Monthly
Mortgage	1,196	7.85%	94	2022	Monthly
	$2,167,534		$118,200

(1)	In February 2016, we sold $250.0 million in aggregate principal amount of 6.25% senior unsecured notes due 2046. These notes are not included in the above table.
(2)

The principal balances, annual interest rates and annual interest expense are based on the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(3)	We prepaid this debt in January 2016.

No principal repayments are due under our unsecured notes until maturity. Our mortgage debts require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $21.7 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2015, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $19.8 million.

Our senior unsecured notes and certain of our mortgages contain provisions that allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. In the past, we have repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

At December 31, 2015, our current floating rate debt obligations consisted of our $1.0 billion unsecured revolving credit facility, under which we had $775.0 million outstanding, our $350.0 million unsecured term loan and our $200.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

Borrowings under our revolving credit facility and term loans are in U.S. dollars and interest is required to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2015 (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
				Annual
	Interest Rate	Outstanding	Total Interest	Earnings per Share
	Per Year(1)	Debt	Expense Per Year	Impact(2)
At December 31, 2015	1.76%	$1,325,000	$23,320	$0.10
100 basis point increase	2.76%	$1,325,000	$36,570	$0.16

(1)	Weighted based on interest rates and outstanding borrowings as of December 31, 2015.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2015 if we were fully drawn on our revolving credit facility and our term loans remained outstanding (dollars in thousands except per share amounts):

	Impact of Changes in Interest Rates
				Annual
	Interest Rate	Outstanding	Total Interest	Earnings per Share
	Per Year(1)	Debt	Expense Per Year	Impact(2)
At December 31, 2015	1.75%	$1,550,000	$27,125	$0.12
100 basis point increase	2.75%	$1,550,000	$42,625	$0.18

(1)	Weighted based on the interest rates and outstanding borrowings as of December 31, 2015.

(2)	Based on weighted average number of shares outstanding (basic and diluted) for the year ended December 31, 2015.

The foregoing tables show the impact of an immediate increase in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the amount outstanding under our revolving credit facility or other floating rate debt.

Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is included in Part IV, Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Exchange Act, Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework  (2013 framework). Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have a Code of Conduct that applies to all our representatives, including our officers and Trustees and employees of RMR LLC. Our Code of Conduct is posted on our website, www.snhreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Senior Housing Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or our Share Award Plan. In addition, each of our Trustees receives shares as part of his annual compensation for serving as a Trustee and such shares are awarded under this plan. The terms of grants made under our Share Award Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2015:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under our
	issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	None.	None.	2,640,536	(1)
Equity compensation plan not approved by security holders	None.	None.	None.
Total	None.	None.	2,640,536	(1)

(1)

Consists of shares available for issuance pursuant to the terms of our Share Award Plan. Share awards that are forfeited or repurchased will be added to the shares available for issuance under our Share Award Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 4 and 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

2.3

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 1, 2015, among CNL Lifestyle Properties, Inc. and certain of its subsidiaries identified therein, as Sellers, and the Company, as Purchaser. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

3.1

Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

3.2	Articles Supplementary dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-15319.)
3.3	Articles Supplementary dated March 10, 2004. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated March 18, 2004, File No. 001-15319.)
3.4	Certificate of Correction dated March 29, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 001-15319.)
3.5	Amended and Restated Bylaws of the Company, adopted August 5, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

4.5

Supplemental Indenture No. 7, dated as of July 20, 2012, between the Company and U.S. Bank National Association, related to 5.625% Senior Notes due 2042, including form thereof (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated July 20, 2012.)

4.6

Supplemental Indenture No. 8, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 3.25% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.7

Supplemental Indenture No. 9, dated as of April 28, 2014, between the Company and U.S. Bank National Association, related to 4.75% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.8	Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2016.)
4.9

First Supplemental Indenture, dated as of February 18, 2016, between the Company and U.S. Bank National Association, related to 6.25% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2016.)

4.10

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, The RMR Group LLC (f/k/a Reit Management & Research LLC), ABP Trust and The RMR Group Inc. (f/k/a Reit Management & Research Inc.). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4	1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Registration Statement on Form S-11 (Pre-effective Amendment No. 2), File No. 333-69703.)
10.5	Amendment to the 1999 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-15319.)
10.6	2003 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 001-15319.)
10.7	First Amendment to 2003 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	2012 Equity Compensation Plan.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2012.)
10.9	First Amendment to 2012 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2010.)
10.11	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.12	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.13	Form of Indemnification Agreement.(+) (Filed herewith).
10.14	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
10.15

Credit Agreement, dated as of June 24, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.16

First Amendment to Credit Agreement, dated as of September 4, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 4, 2013.)

10.17

Second Amendment to Credit Agreement, dated as of May 6, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.18

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

10.21

Term Loan Agreement, dated as of September 28, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 1, 2015.)

10.22

Transaction Agreement, dated December 7, 2001, among the Company, certain subsidiaries of the Company party thereto, Five Star Quality Care, Inc., certain subsidiaries of Five Star Quality Care, Inc. party thereto, FSQ, Inc., Hospitality Properties Trust and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2001, File No. 001-15319.)

10.23

Key Principal Guaranty and Indemnity Agreement, dated as of August 4, 2009, by the Company for the benefit of Citibank, N.A. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.24

Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.25

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-15319.)

10.26

Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of November 17, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15319.)

10.27

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of December 10, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15319.)

10.28

Partial Termination of and Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.29

Fifth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.30

Partial Termination of and Sixth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 1, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.31

Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.32

Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 31, 2012, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.33

Partial Termination of and Ninth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 1, 2013, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.34

Partial Termination of and Tenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of January 22, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.35

Partial Termination of and Eleventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 1, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.36

Partial Termination of and Twelfth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of October 31, 2014, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.37

Partial Termination of and Thirteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1), dated as of February 17, 2015, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.38

Partial Termination of and Fourteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1) dated as of August 4, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.39

Partial Termination of and Fifteenth Amendment to Amended and Restated Master Lease Agreement (Lease No. 1) dated as of December 29, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Filed herewith.)

10.40

Amended and Restated Guaranty Agreement (Lease No. 1), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 1), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.41

Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.42

Partial Termination of and First Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of November 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15319.)

10.43

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 1, 2010, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.44

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.45

Fourth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2), dated as of July 22, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

10.46

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

10.48

Partial Termination of and Seventh Amendment to Amended and Restated Master Lease Agreement (Lease No. 2) dated as of June 1, 2014, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.49

Partial Termination of and Eighth Amendment to Amended and Restated Master Lease Agreement (Lease No. 2) dated as of July 20, 2015, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.50

Amended and Restated Guaranty Agreement (Lease No. 2), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 2), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.51

Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.52

First Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of October 1, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-15319.)

10.53

Partial Termination of and Second Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of May 1, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.54

Third Amendment to Amended and Restated Master Lease Agreement (Lease No. 4), dated as of June 20, 2011, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2011.)

10.55

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

10.57

Amended and Restated Guaranty Agreement (Lease No. 4), dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of certain subsidiaries of the Company, relating to the Amended and Restated Master Lease Agreement (Lease No. 4), dated as of August 4, 2009, among certain subsidiaries of the Company, as Landlord, and certain subsidiaries of Five Star Quality Care, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.58

Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.59

Amendment No. 1 to Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.60

Partial Termination of and Amendment No. 2 to Amended and Restated Master Lease Agreement, dated as of August 31, 2012, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.61

Amended and Restated Guaranty Agreement, dated as of August 4, 2009, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, relating to the Amended and Restated Master Lease Agreement, dated as of August 4, 2009, among SNH FM Financing LLC, SNH FM Financing Trust and Ellicott City Land I, LLC, as Landlord, and FVE FM Financing, Inc., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

10.62

Lease Realignment Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries, and Five Star Quality Care, Inc. and certain of its subsidiaries. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

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

10.65

Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.66

Representative form of Accession Agreement, dated as of November 1, 2012, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 2, dated as of October 30, 2012, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.67

Representative form of Accession Agreement, dated as of December 1, 2014, by SNH SE Tenant TRS, Inc. in favor of FVE Managers, Inc., relating to Pooling Agreement No. 3, dated as of November 1, 2013, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2015.)

10.68

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, the Company, TravelCenters of America LLC, ABP Trust, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

10.69

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

10.73

First Amendment to Lease, dated as of October 31, 2011, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.74

Second Amendment to Lease, dated as of April 11, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.75

Third Amendment to Lease, dated as of November 26, 2012, between SNH Fan Pier, Inc. (as successor by assignment from Eleven Fan Pier Boulevard LLC) and Vertex Pharmaceuticals Incorporated. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.76

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
99.1

Master Lease Agreement, dated as of September 1, 2008, among certain subsidiaries of the Company, as Landlord, and Five Star Quality Care-RMI, LLC, as Tenant. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15319.)

99.2

Guaranty Agreement, dated as of September 1, 2008, made by Five Star Quality Care, Inc., for the benefit of certain subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15319.)

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

99.7

Registration Rights Agreement, dated as of August 4, 2009, between Five Star Quality Care, Inc. and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-15319.)

99.8	Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)
99.9

Representative form of AL Management Agreement, dated March 30, 2015, between certain subsidiaries of the Company and FVE Managers, Inc.  (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

99.10

Amendment to AL Management Agreements, dated July 10, 2014, between FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.11

Villa Valencia Agreement, dated July 10, 2014, between SNH SE Tenant Inc. and certain other subsidiaries of the Company and FVE Managers, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.12

Pooling Agreement, dated August 31, 2012, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.13

Representative form of IL Management Agreement, dated as of December 15, 2011, between FVE IL Managers, Inc., as Manager, and SNH IL Properties Trust, as Owner. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

99.14

Amendment to IL Management Agreements, dated July 10, 2014, between FVE IL Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 10, 2014.)

99.15

Sublease Agreement, dated as of August 31, 2012, between SNH Yonkers Tenant Inc., as Sublessor, and D&R Yonkers LLC, as Subtenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.16

Management Agreement, dated as of August 31, 2012, between FVE Managers, Inc., as Manager, and D&R Yonkers LLC, as Licensee. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

99.17

Representative form of Indemnification Agreement, dated as of August 31, 2012, relating to D&R Yonkers LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust

We have audited the accompanying consolidated balance sheets of Senior Housing Properties Trust (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senior Housing Properties Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Senior Housing Properties Trust:

We have audited Senior Housing Properties Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Senior Housing Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Senior Housing Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senior Housing Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Senior Housing Properties Trust and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 23, 2016

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$781,426	$681,808
Buildings, improvements and equipment	6,675,514	5,540,552
	7,456,940	6,222,360
Less accumulated depreciation	1,147,540	973,205
	6,309,400	5,249,155
Cash and cash equivalents	37,656	27,594
Restricted cash	6,155	10,544
Investments in available for sale securities	51,472	23,993
Deferred financing fees, net	27,695	30,549
Due from affiliate	17,912	18,296
Acquired real estate leases and other intangible assets, net	604,286	472,788
Other assets	129,402	135,350
Total assets	$7,183,978	$5,968,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$775,000	$80,000
Unsecured term loan	550,000	350,000
Senior unsecured notes, net of discount	1,495,066	1,743,628
Secured debt and capital leases	682,959	627,076
Accrued interest	16,974	20,046
Due to affiliate	15,008	11,675
Assumed real estate lease obligations, net	115,363	122,826
Other liabilities	173,848	60,611
Total liabilities	3,824,218	3,015,862

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,471,559 and 203,910,305 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,375	2,039
Additional paid in capital	4,531,703	3,825,063
Cumulative net income	1,477,590	1,353,622
Cumulative other comprehensive income	(32,537)	3,329
Cumulative distributions	(2,619,371)	(2,231,646)
Total shareholders’ equity	3,359,760	2,952,407
Total liabilities and shareholders’ equity	$7,183,978	$5,968,269

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$630,899	$526,703	$459,380
Residents fees and services	367,874	318,184	302,058
Total revenues	998,773	844,887	761,438
Expenses:
Property operating expenses	377,579	324,564	299,878
Depreciation	257,783	185,391	153,026
General and administrative	42,830	38,946	32,657
Acquisition related costs	6,853	4,607	3,378
Impairment of assets	194	(10)	7,989
Total expenses	685,239	553,498	496,928
Operating income	313,534	291,389	264,510

Dividend income	2,773	63	250
Interest and other income	379	362	461
Interest expense	(150,881)	(135,114)	(117,819)
Loss on distribution to common shareholders of The RMR Group Inc.
common stock	(38,437)	—	—
Loss on early extinguishment of debt	(1,894)	(12)	(797)
Income from continuing operations before income tax expense and
equity in earnings of an investee	125,474	156,688	146,605
Income tax expense	(574)	(576)	(600)
Equity in earnings of an investee	20	87	334
Income from continuing operations	124,920	156,199	146,339
Discontinued operations:
(Loss) income from discontinued operations	(350)	1,362	5,043
Loss on asset impairment from discontinued operations	(602)	(4,377)	(37,610)
Income before gain on sale of properties	123,968	153,184	113,772
Gain on sale of properties	—	5,453	37,392
Net income	123,968	158,637	151,164
Other comprehensive income:
Change in net unrealized (loss) gain on investments	(35,846)	(5,085)	3,901
Share of comprehensive (loss) income of an investee	(20)	2	(51)
Comprehensive income	$88,102	$153,554	$155,014

Weighted average shares used in computing earnings per common share:
Basic	232,931	198,868	187,271
Diluted	232,963	198,894	187,414

Earnings per common share (basic and diluted):
Income from continuing operations	$0.54	$0.81	$0.98
Loss from discontinued operations	(0.01)	(0.01)	(0.17)
Net income	$0.53	$0.80	$0.81

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			Additional			Cumulative Other
	Number of	Common	Paid-in	Cumulative	Cumulative	Comprehensive
	Shares	Shares	Capital	Net Income	Distributions	(Loss) Income	Totals
Balance at December 31, 2012:	176,553,600	$1,765	$3,233,354	$1,043,821	$(1,636,934)	$4,562	$2,646,568
Comprehensive income	—	—	—	151,164	—	3,850	155,014
Distributions	—	—	—	—	(288,945)	—	(288,945)
Issuance of shares	11,500,000	115	261,698	—	—	—	261,813
Share grants	114,043	1	2,538	—	—	—	2,539
Balance at December 31, 2013:	188,167,643	1,881	3,497,590	1,194,985	(1,925,879)	8,412	2,776,989
Comprehensive income (loss)	—	—	—	158,637	—	(5,083)	153,554
Distributions	—	—	—	—	(305,767)	—	(305,767)
Issuance of shares	15,648,462	156	325,455	—	—	—	325,611
Share grants	94,200	2	2,018	—	—	—	2,020
Balance at December 31, 2014:	203,910,305	2,039	3,825,063	1,353,622	(2,231,646)	3,329	2,952,407
Comprehensive income (loss)	—	—	—	123,968	—	(35,866)	88,102
Distributions	—	—	—	—	(356,384)	—	(356,384)
Distribution to common shareholders
of The RMR Group Inc. common stock	—	—	—	—	(31,341)	—	(31,341)
Issuance of shares	33,462,254	335	705,201	—	—	—	705,536
Share grants	99,000	1	1,439	—	—	—	1,440
Balance at December 31, 2015:	237,471,559	$2,375	$4,531,703	$1,477,590	$(2,619,371)	$(32,537)	$3,359,760

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,968	$158,637	$151,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	257,783	185,391	153,825
Net amortization of debt discounts, premiums and deferred financing fees	5,942	6,319	6,042
Straight line rental income	(18,039)	(9,672)	(7,080)
Amortization of acquired real estate leases and other intangible assets	(4,060)	(2,322)	3,656
Loss on early extinguishment of debt	1,894	12	797
Impairment of assets	796	4,367	45,599
Loss on distribution to common shareholders of
The RMR Group Inc. common stock	38,437	—	—
Other non-cash adjustments	(2,145)	—	—
Gain on sale of properties	—	(5,453)	(37,392)
Gain on sale of investments	(71)	—	—
Equity in earnings of an investee	(20)	(87)	(334)
Change in assets and liabilities:
Restricted cash	4,389	1,970	(3,082)
Other assets	(19,917)	(1,102)	(11,051)
Accrued interest	(3,072)	4,207	82
Other liabilities	19,636	8,634	4,477
Net cash provided by operating activities	405,521	350,901	306,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(1,134,735)	(1,225,770)	(193,303)
Real estate improvements	(70,427)	(64,754)	(52,270)
Investment in Affiliates Insurance Company	—	(825)	—
Investment in The RMR Group Inc.	(17,286)	—	—
Proceeds from sale of properties	2,782	27,325	92,550
Proceeds from sale of investments	6,571	—	—
Net cash used for investing activities	(1,213,095)	(1,264,024)	(153,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	659,496	322,807	261,813
Proceeds from issuance of unsecured senior notes, net of discount	—	648,915	—
Proceeds from unsecured term loan	200,000	350,000	—
Proceeds from borrowings on revolving credit facility	1,640,243	570,000	275,000
Repayments of borrowings on revolving credit facility	(945,243)	(590,000)	(365,000)
Redemption of senior notes	(250,000)	—	—
Repayment of other debt	(125,879)	(86,432)	(36,371)
Loss on early extinguishment of debt settled in cash	(1,448)	—	—
Payment of deferred financing fees	(2,931)	(8,039)	(3,326)
Repurchase of common shares	(212)	—	—
Distributions to shareholders	(356,390)	(305,767)	(288,945)
Net cash provided by (used for) financing activities	817,636	901,484	(156,829)

Increase (decrease) in cash and cash equivalents	10,062	(11,639)	(3,149)
Cash and cash equivalents at beginning of period	27,594	39,233	42,382
Cash and cash equivalents at end of period	$37,656	$27,594	$39,233

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(AMOUNTS IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$148,011	$124,588	$111,695
Income taxes paid	$477	$155	$600

NON-CASH INVESTING ACTIVITIES:
Investment acquired by issuance of common shares	$(44,521)	$—	$—
Acquisitions funded by assumed debt	$(181,433)	$(15,630)	$(12,266)

NON-CASH FINANCING ACTIVITIES:
Assumption of mortgage notes payable	$181,433	$15,630	$12,266
Issuance of common shares	$47,691	$4,823	$2,541
Distribution to common shareholders of
The RMR Group Inc. common stock	$(31,335)	$—	$—

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1. Organization

We are a real estate investment trust, or REIT, organized under Maryland law. At December 31, 2015, we owned 427 properties (451 buildings) located in 43 states and Washington, D.C.

Note 2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION.  Our consolidated financial statements include the accounts of Senior Housing Properties Trust, or SNH, we, us or our, and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Accounting principles generally accepted in the United States, or GAAP, require us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates. We have made reclassifications to the prior years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

We have determined that, in 2015, certain of our wholly owned taxable REIT subsidiaries, or TRSs, were variable interest entities, or VIEs, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We have concluded that we must consolidate each of these TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs classified as VIEs were $2,879 as of December 31, 2015 and consist primarily of working capital of one of our senior living managers.  The liabilities of our TRSs classified as VIEs were $950 as of December 31, 2015 and consist primarily of payables to one of our senior living managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

REAL ESTATE PROPERTIES.  We record properties at our cost and calculate depreciation on real estate investments on a straight line basis over estimated useful lives generally up to 40 years. When we acquire a property, we estimate the purchase price allocations and the useful lives of our properties.

In some circumstances, we engage third party real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by third party appraisers. For properties qualifying as acquired businesses under Accounting Standards Codification 805, Business Combinations, we allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.

We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) as a reduction to rental income over the remaining non‑cancelable terms of the respective leases. We amortize capitalized below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as an increase to rental income over the non‑cancelable periods of the respective leases. Such amortization resulted in an increase in rental income of $4,060 during the year ended December 31, 2015, an increase in rental income of $2,322 during the year ended December 31, 2014, and a reduction in rental income of $3,656 during the year ended

December 31, 2013. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the remaining non‑cancelable periods of the respective leases. Such amortization included in depreciation totaled $80,040,  $38,970 and $22,718, during the years ended December 31, 2015, 2014 and 2013, respectively. If a lease is terminated prior to its stated expiration, the unamortized amount relating to that lease is written off.

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

INVESTMENTS IN AVAILABLE FOR SALE SECURITIES.  At December 31, 2014, we owned 250,000 common shares of Equity Commonwealth (f/k/a CommonWealth REIT), or EQC. We sold all 250,000 of our EQC common shares in May 2015 for net proceeds of $6,571. We recognized a gain on the sale of these shares in the amount of $71 during the second quarter of 2015, which is included in interest and other income in our consolidated statements of comprehensive income.

We owned 4,235,000 common shares, or 8.6% at December 31, 2015 and 2014, of Five Star Quality Care, Inc., or Five Star. We classify these shares of Five Star as available for sale securities and carry them at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Cumulative other comprehensive income shown in our consolidated balance sheets includes the net unrealized gain or loss on investments determined as the net difference between the market value of these shares of Five Star calculated by using weighted average quoted market prices on the dates we acquired these shares ($3.36 per share) and on December 31, 2015($3.18 per share). At December 31, 2015 and 2014, our investment in Five Star had a fair value of $13,467 and $17,575, respectively, including an unrealized loss of $747 and an unrealized gain of $3,361, respectively.

In addition, at December 31, 2015, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We also classify these shares of RMR Inc. as available for sale securities and carry them at fair value, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At December 31, 2015, our investment in RMR Inc. had a fair value of $38,005, including an unrealized loss of $31,821 based on RMR Inc.’s quoted share price at December 31, 2015 ($14.41 per share).

We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.

See Notes 5 and 7 for further information regarding our investments in Five Star and RMR Inc.

EQUITY METHOD INVESTMENTS.  At December 31, 2015, we owned 14.3% of Affiliates Insurance Company, or AIC’s, outstanding equity. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of comprehensive income. If we determine there is an “other than temporary impairment” in the fair value of this investment, we would record a charge to earnings. In evaluating the fair value of this investment, we have considered, among other things, the assets and liabilities held by AIC, AIC’s overall financial condition and earning trends, and the financial condition and prospects for the insurance industry generally. See Note 5 for further information regarding our investment in AIC.

DEFERRED FINANCING FEES.  We capitalize issuance costs related to borrowings and amortize them over the terms of the respective borrowings. During 2015, we capitalized $2,952 of issuance costs, including $1,200 related to an amendment to our revolving credit facility agreement to increase the maximum borrowings under that facility in September 2015, as well as $1,752 related to our $200,000 term loan entered into in September 2015. During 2014, we capitalized $8,039 of issuance costs, including $5,021 related to our issuances of senior unsecured notes in April 2014, as well as $2,819 related to our $350,000 term loan entered into in May 2014, and $199 related to our assumption of a mortgage in May 2014. During 2013, we capitalized $3,326 of issuance costs, including $3,078 related to an amendment to our revolving credit facility agreement in September 2013 and $248 related to our assumption of a mortgage during 2013. During 2015, we wrote off $70 of unamortized deferred financing fees in connection with our prepayment of the outstanding principal balances of ten mortgages encumbering nine properties with an aggregate principal balance of $82,569. We also wrote off $74 of unamortized deferred financing fees in connection with our prepayment of all $250,000 of our 4.30% senior unsecured notes due January 2016 in November 2015. During 2014, we wrote off $357 of unamortized deferred financing fees in connection with our prepayment of the outstanding principal balances of two mortgages totaling $23,234 in October and December 2014. The unamortized gross balance of deferred financing fees and related accumulated amortization was $50,477 and $22,782, and $50,479 and $19,930, at December 31, 2015 and 2014, respectively. At December 31, 2015, the remaining weighted average amortization period is approximately 12.5 years. We expect that the amortization expense relating to the unamortized gross balance of deferred financing fees for the five years subsequent to December 31, 2015 will be $5,514 in 2016, $5,247 in 2017, $3,394 in 2018, $2,639 in 2019, $1,213 in 2020, and $9,688, thereafter.

DEFERRED LEASING COSTS.  Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs are included in other assets on our consolidated balance sheets. The unamortized gross balance of deferred leasing costs and related accumulated amortization was $21,708 and $5,561, and $14,844 and $3,722 at December 31, 2015 and 2014, respectively. At December 31, 2015, the remaining weighted average amortization period is approximately 6.8 years. We expect that the amortization expense for the five years subsequent to December 31, 2015 will be $2,853 in 2016, $2,528 in 2017, $2,286 in 2018, $1,968 in 2019, $1,583 in 2020, and $4,710, thereafter.

REVENUE RECOGNITION.  We recognize rental income from operating leases on a straight line basis over the term of each lease agreement. We recognize percentage rents when realizable and earned, which is generally during the fourth quarter of the year. For the years ended December 31, 2015, 2014 and 2013, percentage rents earned aggregated $10,062,  $10,155 and $9,226, respectively.

As of December 31, 2015, we owned 65 managed senior living communities, including 55 communities that we acquired since June 2011 and ten senior living communities formerly leased to Sunrise Senior Living, Inc. Sixty of these communities are managed by Five Star, and the remaining five are managed by a private senior living manager. We refer to these 65 communities as the managed senior living communities. We derive our revenues at these managed senior living communities primarily from services our managers provide to residents on our behalf and we record revenues when services are provided. We use the TRS structure authorized by the Real Estate Investment Trust Investment Diversification and Empowerment Act for nearly all of our managed senior living communities.

PER COMMON SHARE AMOUNTS.  We calculate basic earnings per common share by dividing net income by the weighted average number of our common shares of beneficial ownership, $0.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per common share, or EPS, using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.

INCOME TAXES.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease nearly all of our managed senior living communities to our TRSs, that, unlike most of our subsidiaries, file separate tax returns and are subject to federal and state income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes incurred by us, despite our REIT status.

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

SEGMENT REPORTING.  As of December 31, 2015, we have four operating segments, of which three are separate reporting segments. The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes properties leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs. Our fourth segment includes the remainder of our operations, including certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment, and all of our other operations.

See Note 9 for further information regarding our reportable operating segments.

NEW ACCOUNTING PRONOUNCEMENTS.  In February 2015, the FASB, issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a VIE. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to cause any significant changes to our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our consolidated balance sheets. Debt issuance costs related to our revolving credit facility will remain classified as assets in accordance with ASU 2015-15. When these updates are adopted, the unamortized gross balance of deferred financing fees of $23,950 and $26,339 as of December 31, 2015 and 2014, respectively, will be reclassified from assets to the related debt obligations on our consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to cause any significant changes to our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. We are continuing to evaluate this guidance; however, we expect the implementation of this guidance will change our accounting for our available for sale equity investments. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings.

Note 3. Real Estate Properties

Our real estate properties, excluding those classified as held for sale, consisted of land of $781,426, buildings and improvements of $6,391,482 and FF&E of $284,032 as of December 31, 2015; and land of $681,808, buildings and improvements of $5,304,857 and FF&E of $235,695 as of December 31, 2014. Accumulated depreciation was $992,361 and $155,179 for buildings and improvements and FF&E, respectively, as of December 31, 2015; and $838,719 and $134,486 for buildings and improvements and FF&E, respectively, as of December 31, 2014.

The future minimum lease payments due to us during the current terms of our leases as of December 31, 2015, are $542,987 in 2016, $530,269 in 2017, $513,150 in 2018, $479,591 in 2019, $453,161 in 2020 and $2,980,205 thereafter.

We have accounted for the following acquisitions as business combinations unless otherwise noted.

Senior Living Community Acquisitions:

In December 2014, we entered into an agreement to acquire 38 senior living communities with 3,439 living units for an aggregate purchase price of $790,000, excluding net closing adjustments of $77 and closing costs. In May 2015, we acquired 37 of these 38 senior living communities and in September 2015 we acquired the one remaining community. We funded the acquisitions of these 38 senior living communities using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151,477 of mortgage debts with a weighted average annual interest rate of 4.57%.

Nineteen of the 38 communities are triple net leased senior living communities with 2,206 living units, and are leased to seven senior living operators. As of the date acquired, the weighted average amortization period for capitalized lease origination values was 11.5 years.  The remaining 19 acquired managed communities with 1,233 living units were acquired using TRS structures and are being managed for our account. We paid fees of $975 and terminated the pre-existing management agreements that were in place for 14 of these 19 managed communities, with 838 living units and we entered into new management agreements with Five Star to manage those 14 communities. The remaining five managed communities, with 395 living units, continue to be managed by a third party senior living manager in place at the time of our acquisition of these communities. As of December 31, 2015, we own 65 managed senior living communities that are managed by Five Star and one third party senior living manager.

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

In May 2015, we acquired one senior living community with 40 private pay independent living units for a purchase price of approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies various conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of December 31, 2015. This liability is included in other liabilities in our consolidated balance sheets. This senior living community is adjacent to another community that we own which is managed by Five Star; and the operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.

In February 2015, we acquired a land parcel adjacent to a senior living community we lease to Five Star for $490. This property was added to the lease for that senior living community and Five Star’s annual minimum rent payable to us increased by $39 as a result.

During 2014, we acquired two senior living communities with a total of 228 living units for total purchase prices of approximately $47,430, excluding closing costs, and entered into management agreements with Five Star to manage these communities.

The table below represents the purchase price allocations (including net closing adjustments) of the senior living community acquisitions described above.

					Cash Paid							(Premium) /
			Number		plus		Buildings		Acquired			Discount
		Leased /	of	Units/	Assumed		and		Real Estate	Other	Assumed	on Assumed
Date	Location	Managed	Properties	Beds	Debt(1)	Land	Improvements	FF&E	Leases	Liabilities	Debt	Debt
Senior Living Community Acquisitions during the year ended December 31, 2015:
May 2015	11 States	Leased	18	2,119	$459,184	$29,716	$373,471	$21,117	$54,096	$(18,091)	$(44,395)	$(1,125)
May 2015	5 States	Managed	19	1,233	313,345	12,267	214,064	12,342	73,840	—	(94,785)	832
September 2015	NC	Leased	1	87	17,548	1,134	13,749	1,022	2,208	—	(12,297)	(565)
Subtotal 38 senior living communities portfolio			38	3,439	790,077	43,117	601,284	34,481	130,144	(18,091)	(151,477)	(858)

May 2015	GA	Managed	— (2)	40	8,750	993	8,169	427	161	(1,000)	—	—
September 2015	GA	Leased	1	84	18,250	3,479	13,862	909	—	—	—	—

			39	3,563	$817,077	$47,589	$623,315	$35,817	$130,305	$(19,091)	$(151,477)	$(858)

Senior Living Community Acquisitions during the year ended December 31, 2014:
December 2014	WI	Managed	1	52	$7,000	$188	$5,862	$101	$849	$—	$—	$—
December 2014	WI	Managed	1	176	40,430	2,615	34,957	588	2,270	—	—	—
			2	228	$47,430	$2,803	$40,819	$689	$3,119	$—	$—	$—

(1)

Cash paid plus assumed debt, if any, excludes closing costs. The allocation of the purchase price of certain of our 2015 acquisitions shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. Therefore, amounts preliminarily allocated to assets acquired and liabilities assumed could change significantly from those used in these consolidated financial statements.

(2)

This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.

See Note 5 for further information regarding the arrangements we have with Five Star.

MOB Acquisitions:

In January 2015, we acquired 23 properties (23 buildings) leased to MOBs for an aggregate purchase price of $539,000, excluding net credits received of $7,377 related to debt assumption costs and outstanding tenant improvement allowances and excluding closing costs. These MOBs include approximately 2,170,000 leasable square feet. We funded this acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of $29,955 of mortgage debts with a weighted average annual interest rate of 4.73%. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination costs and capitalized below market lease values were 9.7 years, 9.5 years and 11.2 years, respectively. These 23 properties were purchased from Select Income

REIT, or SIR, in connection with the acquisition by SIR of Cole Corporate Income Trust, Inc., or CCIT. See Note 5 for further information regarding this transaction.

During 2014, we acquired two MOBs (three buildings) with a total of 1,776,277 square feet for total purchase prices of approximately $1,162,584 including the assumption of approximately $15,630 of mortgage debt and excluding closing costs.

The table below represents the purchase price allocations (including net closing adjustments) of the MOB acquisitions described above.

				Cash Paid				Acquired
		Number		plus		Buildings	Acquired	Real Estate		Premium
		of	Square	Assumed		and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Feet (000's)	Debt(1)	Land	Improvements	Leases	Obligations	Debt	Debt
MOB Acquisitions during the year ended December 31, 2015:
January 2015	12 States	23	2,170	$531,623	$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)
		23	2,170	$531,623	$50,429	$397,637	$87,780	$(3,150)	$(29,955)	$(1,073)

MOB Acquisitions during the year ended December 31, 2014:
April 2014	TX	1	125	$32,932	$3,141	$23,142	$7,672	$(10)	$(15,630)	$(1,013)
May 2014	MA	1	1,651	1,129,652	52,643	792,146	403,282	(118,419)	—	—
		2	1,776	$1,162,584	$55,784	$815,288	$410,954	$(118,429)	$(15,630)	$(1,013)

(1)	Cash paid plus assumed debt, if any, excludes closing costs.

In January 2016, we entered into an agreement to acquire one senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8,400, excluding closing costs. We expect to acquire this community using a TRS structure and to have Five Star manage this community. This acquisition is subject to various conditions; accordingly we can provide no assurance that we will purchase this property, that the acquisition or related expected management agreement with Five Star will not be delayed or that the terms will not change.

In February 2016, we acquired one MOB (three buildings) in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22,700, excluding closing costs.

At December 31, 2015, we had recorded intangible lease assets of $779,761, including $48,048 of capitalized above market lease values and $731,713 of the value of in place leases. At December 31, 2014, we had recorded intangible assets of $577,177, including $47,107 of capitalized above market lease values and $530,070 of the value of in place leases. We had recorded intangible lease obligations of $139,346 and $138,469 at December 31, 2015 and 2014, respectively. Accumulated amortization of capitalized above market lease values was $26,828 and $22,749 at December 31, 2015 and 2014, respectively. At December 31, 2015, the remaining weighted average amortization period of capitalized above market lease values is approximately 5.3 years. Accumulated amortization of capitalized below market lease values was $23,819 and $15,643 at December 31, 2015 and 2014, respectively. At December 31, 2015, the remaining weighted average amortization period of intangible lease obligations is approximately 12.5 years. Accumulated amortization of the value of in place leases exclusive of the value of above and below market in place leases was $148,647 and $81,640 at December 31, 2015 and 2014, respectively. At December 31, 2015, the remaining weighted average amortization period of the value of in place leases exclusive of the value of above and below market in place leases is approximately 10.6 years. We expect to recognize net future amortization of these intangible lease assets and liabilities in the amounts of approximately $76,793 in 2016, $72,769 in 2017, $44,196 in 2018, $38,982 in 2019, $36,571 in 2020 and $219,611 thereafter.

Dispositions:

In February 2015, we sold one vacant senior living community for $250, excluding closing costs. In July 2015, we sold one senior living community for $155, excluding closing costs. In August 2015, we sold one senior living community for $850, excluding closing costs. In December 2015, we sold one senior living community for $21, excluding closing costs.

In April 2015, we sold one MOB (four buildings) previously included in discontinued operations for $1,500, excluding closing costs.

In January, June, and October 2014, we sold six senior living communities which were previously classified as held for sale, for combined sales prices of $15,650, excluding closing costs, and recognized an aggregate gain on sale on these properties of approximately $5,452.  In April, June, and September 2014, we sold three MOBs (3 buildings) that were previously included in discontinued operations for combined sales prices of $11,675, excluding closing costs.

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

During 2015, we recorded net impairment charges of $796 to adjust the carrying values of one MOB (four buildings) and three senior living communities to their aggregate estimated net sale price. We classify all properties as held for sale in our consolidated balance sheets that meet the applicable criteria for that treatment as set forth in the Property, Plant and Equipment Topic of the Codification.

As of December 31, 2015, we had one senior living community with 140 living units and one vacant land parcel categorized as held for sale.  The real estate assets of this senior living community and land parcel are included in other assets in our consolidated balance sheets and have a net book value (after impairment) of approximately $5,356 at December 31, 2015.

As of December 31, 2014, we had four senior living communities with 312 living units and one MOB (four buildings) with 323,541 square feet categorized as properties held for sale. During 2014, we recorded net impairment charges of $4,377 to adjust the carrying value of four MOBs (seven buildings) to their aggregate estimated net sale price. These properties have all been sold as of December 31, 2015, as described above.

Results of operations for properties sold or held for sale are included in discontinued operations in our consolidated statements of comprehensive income once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the Codification are met. The senior living communities which we are or were offering for sale as of the applicable periods do not meet the criteria for discontinued operations. Summarized income statement information for the four MOBs (seven buildings) that met the criteria for discontinued operations is included in discontinued operations as follows:

	For the year ended December 31,
	2015	2014	2013
Rental income	$56	$3,949	$9,451
Property operating expenses	(406)	(2,587)	(3,609)
Depreciation and amortization	—	—	(799)
(Loss) income from discontinued operations	$(350)	$1,362	$5,043

Investments and Capital Expenditures:

During 2015 and 2014, pursuant to the terms of our existing leases with Five Star, we purchased $21,444 and $25,804, respectively, of improvements to our properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,734 and $2,066, respectively.

At our MOB communities, we committed $20,314 for expenditures related to 1,032,000 square feet of leases executed during 2015. Committed and unspent tenant related obligations based on executed leases as of December 31, 2015, were $16,671.

Note 4. Shareholders’ Equity

We have common shares available for issuance under the terms of our equity compensation plan, or our Share Award Plan. We awarded 84,000 common shares with an aggregate market value of $1,321 during the year ended December 31, 2015, 81,700 common shares with an aggregate market value of $1,750 during the year ended December 31, 2014 and 82,600 common shares with an aggregate market value of $1,888 during the year ended December 31, 2013 to our officers and certain employees of The RMR Group LLC, or RMR LLC, pursuant to our Share Award Plan. In addition, in May 2015, we awarded each of our five Trustees 2,500 common shares with an aggregate market value of $252  ($50 to each Trustee) pursuant to our Share Award Plan as part of their annual fees. In September 2015, we awarded 2,500 of our common shares with a market value of $41 to a new Independent Trustee who was elected to our Board at that time. We awarded each of our five Trustees 2,500 common shares in 2014 and 2,000 common shares in 2013 with an aggregate market value of $306  ($61 to each Trustee) and $286  ($57 to each Trustee), respectively, pursuant to our Share Award Plan as part of their annual fees. Shares awarded to the Trustees vest immediately. The shares awarded to our officers and other employees of our manager vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses in our consolidated statements of comprehensive income at the time the awards vest. At December 31, 2015, 2,640,536 of our common shares remain available for issuance under our Share Award Plan.

A summary of shares granted and vested under the terms of our Share Award Plan from January 1, 2012 to December 31, 2015 is as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested shares at December 31, 2012	140,034	$23.03
Shares granted in 2013	92,600	$23.48
Shares vested / forfeited in 2013	(81,923)	$23.85
Unvested shares at December 31, 2013	150,711	$23.84
Shares granted in 2014	94,200	$21.83
Shares vested / forfeited in 2014	(91,433)	$21.87
Unvested shares at December 31, 2014	153,478	$23.39
Shares granted in 2015	99,000	$16.30
Shares vested / forfeited in 2015	(93,604)	$16.17
Unvested shares at December 31, 2015	158,874	$19.39

The 158,874 unvested shares as of December 31, 2015 are scheduled to vest as follows: 61,644 shares in 2016, 47,730 shares in 2017, 32,700 shares in 2018 and 16,800 shares in 2019. As of December 31, 2015, the estimated future compensation for the unvested shares was $2,358 based on the closing share price of $14.84 on December 31, 2015. At December 31, 2015, the weighted average period over which the compensation expense will be recorded is approximately 1.7 years. We recorded share based compensation expense of $1,373 in 2015, $1,914 in 2014 and $1,961 in 2013.

In February 2015, we issued 31,050,000 common shares in a public offering, raising net proceeds of approximately $659,496. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807. In January 2013, we issued 11,500,000 common shares in a public offering, raising net proceeds of approximately $261,813. We used the net proceeds from these offerings to repay amounts outstanding under our revolving credit facility and for general business purposes.

On June 5, 2015, we issued 2,345,000 of our common shares in connection with our acquisition of an interest in RMR Inc., as further described in Note 5.

On September 24, 2015, we purchased an aggregate of 13,113 of our common shares for $16.19 per share, the closing price of our common shares on the NYSE on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

During the year ended December 31, 2015, we issued 81,557 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 5 for further information regarding this agreement.

Our cash distributions to our common shareholders were $1.56 per share for each of the years ended December 31, 2015, 2014 and 2013. As described in Note 5, on December 14, 2015, we distributed 2,635,379, or 0.0111 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our common shareholders as a special distribution. The distribution of shares of class A common stock of RMR Inc. resulted in a taxable in-kind distribution of $0.1320 for each of our common shares. The characterization of our distributions paid or accrued in 2015, 2014 and 2013 was 51.48%,  54.00% and 66.19% ordinary income, respectively; 47.80%,  46.00% and 21.30% return of capital, respectively; 0%,  0% and 3.10% capital gain, respectively; and 0%,  0% and 9.41% unrecaptured Section 1250 gain, respectively. On January 11, 2016, we declared a quarterly distribution of $0.39 per share, or $92,614, to our common shareholders of record on January 22, 2016, with respect to our operating results for the quarter ended December 31, 2015; we expect to pay this distribution on or about February 23, 2016, using cash on hand and borrowings under our revolving credit facility.

Note 5. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by employees of RMR Inc. and its subsidiaries who are subject to our Code of Business Conduct and Ethics, but who are not Trustees or executive officers of us, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.snhreit.com.

Five Star. Five Star was formerly our 100% owned subsidiary. Five Star is our largest tenant, we are Five Star's largest stockholder and Five Star manages certain senior living communities for us. In 2001, we distributed substantially all of Five Star's then outstanding shares of common stock to our shareholders. As of December 31, 2015, we owned 4,235,000 shares of common stock of Five Star, or approximately 8.6% of Five Star's outstanding shares of common stock.

One of our Managing Trustees, Mr. Barry Portnoy, is a Managing Director of Five Star. RMR LLC provides management services to both us and Five Star. Five Star's president and chief executive officer is an officer of RMR LLC and Five Star’s treasurer and chief financial officer is an officer of RMR LLC and was formerly our Treasurer and Chief Financial Officer from 2007 through 2015. Accordingly, the transactions between us and Five Star entered into after Five Star became a separate public company and that are described herein were approved by our Independent Trustees and Five Star's independent directors who are not trustees or directors of the other company. In order to affect the spin-off of Five Star and to govern relations after the spin-off, Five Star entered into agreements with us and others, including RMR LLC.

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

•

so long as Five Star is a tenant of ours or manager for us or so long as Five Star has a business management agreement with RMR LLC, Five Star will not acquire or finance any real estate of a type then owned or financed by us or any company managed by RMR LLC without first giving us or such company managed by RMR LLC, as applicable, the opportunity to acquire or finance that real estate.

Senior Living Communities we lease to Five Star. As of December 31, 2015, we leased 177 senior living communities to Five Star. Under Five Star's leases with us, Five Star pays us rent consisting of minimum annual rent amounts plus percentage rent based on increases in gross revenues at certain properties. Five Star's total minimum annual rent payable to us as of December 31, 2015 was $191,927, excluding percentage rent. We recognized total rental income from Five Star of $196,919,  $196,269 and $203,724 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, our rents receivable from Five Star were $17,466 and $17,310, respectively, and those amounts are included in due from affiliate in our consolidated balance sheets. We determine percentage rent due under our Five Star leases annually and recognize it at year end when all contingencies are met. During the years ended December 31, 2015, 2014 and 2013, pursuant to the terms of our leases with Five Star, we purchased $21,444,  $25,804 and $27,208, respectively, of improvements to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $1,734,  $2,066 and $2,177, respectively.

In June 2013, we and Five Star agreed to offer for sale 11 senior living communities we then leased to Five Star. Five Star's rent payable to us was reduced as these sales occurred pursuant to terms set in our leases with Five Star. These 11 senior living communities had all been sold as of December 31, 2015, as follows:

•

In August 2013, we and Five Star sold a skilled nursing facility, or SNF, located in Missouri with 112 SNF units, for a sale price of $2,550; and, as a result of this sale, Five Star's annual minimum rent payable to us decreased by $255 in accordance with the terms of the applicable lease.

•

In January 2014, we and Five Star sold a senior living community located in Texas with 36 assisted living units, for a sale price of $2,400; and, as a result of this sale, Five Star's annual minimum rent payable to us decreased by $210 in accordance with the terms of the applicable lease.

•

In June 2014, we and Five Star sold two senior living communities located in Wisconsin with 156 SNF units for a sale price of $4,500; and, as result of this sale, Five Star’s annual minimum rent payable to us decreased by $452 in accordance with the terms of the applicable lease.

•

In October 2014, we and Five Star sold a senior living community located in Virginia with 70 assisted living units for a sale price of $2,850; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $285 in accordance with the terms of the applicable lease.

•

Also in October 2014, we and Five Star sold two senior living communities located in Arizona with 177 assisted living and SNF units for a sale price of $5,900; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $590 in accordance with the terms of the applicable lease.

•

In February 2015, we and Five Star sold a senior living community located in Pennsylvania with 120 assisted living units for a sale price of $250; and, as result of this sale, Five Star’s annual minimum rent payable to us decreased by $23 in accordance with the terms of the applicable lease.

•

In July 2015, we and Five Star sold a senior living community located in Iowa with 12 SNF units for a sale price of $155; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $16 in accordance with the terms of the applicable lease.

•

In August 2015, we and Five Star sold a senior living community located in Wisconsin with 63 SNF units for $850; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $85 in accordance with the terms of the applicable lease.

•

In December 2015, we and Five Star sold a property that was previously a senior living community for a sale price of $21; and, as a result of this sale, Five Star’s annual minimum rent payable to us decreased by $2 in accordance with the terms of the applicable lease.

In December 2013, pursuant to an asset purchase agreement, or Purchase Agreement, we sold two rehabilitation hospitals and certain related assets to unrelated parties for a sales price of approximately $90,000, and Five Star transferred the operations of the two hospitals and several in-patient and out-patient clinics affiliated with those hospitals, to those third parties. Each hospital was previously leased by us to Five Star under Lease No. 2 and was operated by Five Star. Pursuant to an amendment to Lease No. 2 that we entered into in September 2013 in connection with our agreement to sell these rehabilitation hospitals and Five Star’s agreement to transfer its related hospital operations, Lease No. 2 terminated with respect to the rehabilitation hospitals and the annual rent paid to us by Five Star under Lease No. 2 was reduced by $9,500 upon the closing of the sale of the hospitals. The lease amendment also provides for an allocation of indemnification obligations under the Purchase Agreement between us and Five Star.

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

In February 2015, we acquired a land parcel adjacent to a senior living community we lease to Five Star for $490. This property was added to the lease for that senior living community and Five Star’s annual minimum rent payable to us increased by $39 as a result.

Our Senior Living Communities Managed by Five Star. As of December 31, 2015, 2014 and 2013, Five Star managed 60,  46 and 44 senior living communities for our account, respectively. We lease our senior living communities that are managed by Five Star that include assisted living units or skilled nursing facilities to our TRSs, and Five Star manages these communities pursuant to long term management agreements on substantially similar terms. With the exception of the management agreement for the senior living community in New York described below, the management agreements for the communities Five Star manages for our account provide Five Star with a management fee equal to 3% of the gross revenues realized at the communities, plus reimbursement for Five Star's direct costs and expenses related to the communities and an incentive fee equal to 35% of the annual net operating income of the communities after we realize an annual return equal to 8% of our invested capital. The management agreements generally expire on December 31, 2031, 2032, 2033 or 2035, and are subject to automatic renewal for two consecutive 15 year terms, unless earlier terminated or timely notice of nonrenewal is delivered. The management agreements generally provide that we and Five Star each have the option to terminate the agreements upon the acquisition by a person or group of more than 9.8% of the other's voting stock and upon other change in control events affecting the other party, as defined in those documents, including the adoption of any shareholder proposal (other than a precatory proposal) or the election to the board of directors or board of trustees of any individual if such proposal or individual was not approved, nominated or appointed, as the case may be, by vote of a majority of the board of directors or board of trustees in office immediately prior to the making of such proposal or the nomination or appointment of such individual.

In connection with the management agreements, we and Five Star have entered into four combination agreements, or pooling agreements, three of which combine our management agreements for communities that include assisted living units, or the AL Pooling Agreements, and the fourth of which combines our management agreements for communities consisting only of independent living units, or the IL Pooling Agreement. The management agreements that are included in each of our pooling agreements are on substantially similar terms. Our first AL Pooling Agreement, which we entered into in May 2011, includes 20 identified communities and our second AL Pooling Agreement, which we entered into in October 2012, includes 19 identified communities. We and Five Star entered into the third AL Pooling Agreement in November 2013 and that pooling agreement currently includes the management agreements for three identified communities. We entered into the IL Pooling Agreement in August 2012 and that agreement currently includes management agreements for two communities that have only independent living units. The senior living community in New York, one senior living community in California described below and the 14 senior living communities we acquired in May 2015 as described below and in Note 3 that Five Star manages for our account are not included in any of our pooling agreements. Each of the AL Pooling Agreements and the IL Pooling Agreement aggregates the determination of fees and expenses of the various communities that are subject to such pooling agreement, including determinations of our return on our invested capital and Five Star's incentive fees. Under each of the pooling agreements, we have the right, after the period of time specified in the agreement has elapsed and subject to Five Star's cure rights, to terminate all, but not less than all, of the management agreements that are subject to the agreement if we do not receive our minimum return in each of three consecutive years. In addition, under each of the pooling agreements, Five Star has a limited right to require the sale of underperforming communities. Also, under each of the pooling agreements, any nonrenewal notice given by Five Star with respect to a community is deemed a nonrenewal with respect to all the communities that are the subject of the agreement. We incurred management fees of $10,728,  $9,765 and $9,229 for the years ended December 31, 2015, 2014 and 2013, respectively, with respect to the communities Five Star manages. These amounts are included in property operating expenses in our consolidated statements of comprehensive income.

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

In December 2014, we acquired two senior living communities in Wisconsin for a total of $47,430, excluding closing costs. Five Star manages these communities for our account pursuant to separate long term management agreements for communities that include assisted living units and these two management agreements are included in the third AL Pooling Agreement.

In connection with our acquisition of 37 senior living communities in May 2015 described in Note 3, we terminated the pre-existing management agreements for 14 of these communities, with 838 living units, and entered into 14 separate management agreements with Five Star for it to manage these communities for our account.

In May 2015, we acquired one senior living community in Georgia with 40 private pay independent living units for approximately $9,750, excluding closing costs, using a TRS structure. This senior living community is adjacent to another community that we own which is managed by Five Star. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement.

We expect that we may amend certain provisions of our management agreements with Five Star as circumstances affecting the managed communities change and that we may enter into additional management arrangements with Five Star for senior living communities that we may acquire in the future.

We own a senior living community in New York with 310 living units, a portion of which is managed by Five Star pursuant to a long term management agreement with us with respect to the senior living units at this community that are not subject to the requirements of New York healthcare licensing laws. The terms of this management agreement are substantially consistent with the terms of our other management agreements with Five Star for communities that include assisted living units, except the management fee payable to Five Star is equal to 5% of the gross revenues realized at that portion of the community and there is no incentive fee payable by us to Five Star. This management agreement expires on December 31, 2031. In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases the portion of this community that is subject to those requirements to an entity, D&R Yonkers LLC, which is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer. Five Star manages this portion of the community pursuant to a long term management agreement with D&R Yonkers LLC. Under the sublease agreement, the annual rent at December 31, 2015 is $3,098 but D&R Yonkers LLC is obligated to pay rent only from available revenues generated by the subleased community. In 2015, 2014 and 2013, D&R Yonkers LLC incurred $3,038,  $2,949 and $2,863, respectively, in rent. Our TRS is obligated to advance any rent shortfalls to D&R Yonkers LLC, and D&R Yonkers LLC is obligated to repay one of our TRSs only from available revenues generated by the subleased community. Pursuant to the management agreement between D&R Yonkers LLC and Five Star, D&R Yonkers LLC pays Five Star a management fee equal to 3% of the gross revenues realized at that portion of the community and there is no incentive fee payable by D&R Yonkers LLC to Five Star. D&R Yonkers LLC's management agreement with Five Star expires on August 31, 2017, and is subject to renewal for nine consecutive five year terms, unless earlier terminated or timely notice of nonrenewal is delivered. Further, we have entered into an indemnification agreement with the owners of D&R Yonkers LLC, pursuant to which we have agreed to indemnify them for costs, losses and expenses they may sustain by reason of being a member, director or officer of D&R Yonkers LLC or in connection with any costs, losses or expenses under our TRS's sublease with D&R Yonkers LLC or the management agreement between D&R Yonkers LLC and Five Star.

Our Manager, RMR LLC. We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of our MOBs, both of which are described below in this Note under “—Management Agreements with RMR LLC.”

One of our Managing Trustees, Mr. Barry Portnoy, is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Mr. Adam Portnoy, is a Managing Director, President, Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Messrs. Barry and Adam Portnoy. Messrs. Barry and Adam Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Mr. Barry Portnoy serves as a director, managing director, trustee or managing trustee of all of these companies and Mr. Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services.

Acquisition of Interest in our Manager. On June 5, 2015, we and three other REITs to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Hospitality Properties Trust, or HPT, and SIR, and collectively with GOV and HPT, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired class A common stock of RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. Pursuant to these transaction agreements: we contributed to RMR Inc. 2,345,000 of our common shares and $13,967 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash; HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; ABP Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,272,787 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to ABP Trust; ABP Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which ABP Trust then owned to RMR Inc.; and RMR Inc. delivered to ABP Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by ABP Trust. Upon request by ABP Trust, RMR LLC is required to redeem the class A membership units of RMR LLC owned by ABP Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, for cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the share of class B-2 common stock of RMR Inc. “paired” with the class A membership unit being redeemed is cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this Note under “—Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC, which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy pursuant to which ABP Trust and Messrs. Barry and Adam Portnoy agreed not to transfer the 2,345,000 of our common shares ABP Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we became a holder of an indirect economic interest in RMR LLC; and through their ownership of class A common stock of RMR Inc., GOV, HPT and SIR also became holders of indirect economic interests in RMR LLC. Through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC. ABP Trust holds, directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, on December 14, 2015 we distributed 2,635,379 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. we received in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. they received in the Up-C Transaction to their respective shareholders. RMR Inc. facilitated this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on the NASDAQ Stock Market LLC. Following this distribution, we currently hold 2,637,408 shares of class A common stock of RMR Inc. and GOV, HPT and SIR currently hold 1,214,225,  2,503,777 and 1,586,836 shares of class A common stock of RMR Inc., respectively. In connection with this distribution, we recognized a non-cash loss of $38,437 in the fourth quarter of 2015 as a result of the closing price of RMR Inc.’s class A common stock being lower than our carrying amount per RMR Inc. share on the distribution date.

On December 15, 2015, RMR Inc. paid a cash dividend to holders of its class A common stock and class B-1 common stock as of November 25, 2015 of $0.5260 per share related to the period from and including June 5, 2015 up to but not including December 14, 2015. As a result of our ownership of class A common stock of RMR Inc., we received a cash dividend of approximately $2,773 from RMR Inc.

The transactions contemplated by the transaction agreement and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the Other REITs, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the Other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Centerview Partners LLC acted as financial advisor to our Special Committee.

Accounting for Investment in RMR Inc. We concluded, for accounting purposes, that the cash and share consideration of $60,700 we paid for our investment in 5,272,787 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $136,278 as of June 5, 2015, using Level 3 inputs as defined in the fair value hierarchy under GAAP. As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and we are amortizing this amount as described below. As of December 31, 2015, the unamortized balance of this liability was $77,850. The liability for our investment in class A common stock of RMR Inc. is included in other liabilities in our consolidated balance sheet and is being amortized on a straight line basis through December 31, 2035, the 20 year life of the business and property management agreements with RMR LLC entered on June 5, 2015 as an allocated reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our consolidated statements of comprehensive income. Amortization of this liability, which is included in general and administrative expense and property operating expenses for the year ending December 31, 2015 totaled $2,145.

Management Agreements with RMR LLC. For 2013, our business management agreement provided for the base business management fee to be paid to RMR LLC at an annual rate equal to the sum of (a) 0.5% of the historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property services, or the Transferred Assets, plus (b) 0.7% of the historical cost of our other real estate investments excluding the Transferred Assets, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, for 2013, our business management agreement also provided for RMR LLC to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the Normalized FFO Per Share, as defined in that business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year. This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

On December 23, 2013, we and RMR LLC amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. After these amendments, our business management agreement provided that:

•	Revised Base Management Fee. The annual amount of the base management fee to be paid to RMR LLC by us for each applicable period is equal to the lesser of:

o

the sum of (a) 0.5% of the average of the aggregate book value of our real estate assets owned by us or our subsidiaries as of October 12, 1999, or the Transferred Assets, plus (b) 0.7% of the average historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

o

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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

•

Revised Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL REIT Healthcare Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2014 (one year) and 2015 (two years). The terms of the revised incentive fee were developed by our Compensation Committee, which is comprised solely of Independent Trustees, in consultation with FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs.

•

Partial Payment in Common Shares. The base management fee would be paid monthly to RMR LLC, 90% in cash and 10% in our common shares, which are fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month would equal the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month. The incentive fee would be payable in our common shares, with one-third of our common shares issued in payment of an incentive fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. All common shares issued in payment of the incentive fee would be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR LLC would, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee. RMR LLC and certain eligible transferees of our common shares issued in payment of the base management fee or incentive fee would be entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

•

Elimination of Right of First Offer. The right of first offer was eliminated. This right of first offer had required that with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR LLC provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. Under our business management agreement, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

On May 9, 2014, we and RMR LLC entered into the following amendments to our business management agreement and property management agreement:

•

Revised RMR LLC Termination Right. RMR LLC’s right to terminate the business management and property management agreements was changed to 120 days’ written notice from the previous 60 days’ written notice for the business management agreement and five business days’ notice if we underwent a change of control for the property management agreement.

•

RMR LLC Termination Fee. We agreed that if we terminate or elect not to renew the business management agreement other than for cause, as defined, we would pay RMR LLC a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination. In addition, we agreed that if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we would pay RMR LLC a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.

•

Transitional Services. RMR LLC agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under the business management agreement and to facilitate the orderly transfer of management of the managed properties, as applicable.

As part of the Up-C Transaction described above, on June 5, 2015, we and RMR LLC amended and restated our business management agreement and our property management agreement. As a result of these amendments, effective as of June 5, 2015:

•

Extended Term. Our management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension.

•	Payment of Fees in Cash. All base management and incentive fees under our management agreements are payable in cash.

•

Revised Termination Rights. We have the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•

Revised Termination Fee. If we terminate one or both of our management agreements for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, as defined therein, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term prior to the termination, which depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term prior to the termination of 10 years. We are not required to pay any termination fee if we terminate our management agreements for cause, as defined therein or as a result of a change of control of RMR LLC, as defined therein.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR LLC. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR LLC's performance under the agreements and determine whether to terminate the management agreements.

The 2013 and 2014 amendments to the business and property management agreements described above were negotiated, reviewed, approved and adopted by our Compensation Committee and the 2015 amendments to the business and property management agreements described above were negotiated and reviewed by the Joint Special Committee, and were approved and adopted by our Compensation Committee.

RMR LLC Management Fees and Reimbursements. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $34,949,  $30,794 and $27,013 for 2015, 2014 and 2013, respectively. The business management fees we recognized for 2015, 2014 and 2013 are included in general and administrative expenses in our consolidated financial statements. The business management fee recognized for 2015 reflects a reduction of $1,743 for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described above under “—Accounting for Investment in RMR Inc.” In accordance with the terms of our business management agreement, we issued, in aggregate, 68,983 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for the period from January 1, 2015 to June 5, 2015, and 123,462 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for 2014. In March 2013, we issued 21,968 of our common shares to RMR LLC for the incentive fees for 2012, respectively, pursuant to our business management agreement. No incentive fee was payable to RMR LLC under our business management agreement for 2015, 2014 or 2013.

Our property management agreement with RMR LLC provides for management fees for our MOB properties equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $10,342,  $8,259 and $6,568 for 2015, 2014 and 2013, respectively. These amounts are included in property operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. The total of these property management related reimbursements paid to RMR LLC for the years ended December 31, 2015, 2014 and 2013 were $7,021,  $5,289 and $4,705, respectively, and these amounts are included in property operating expenses in our consolidated financial statements for these periods. We are generally not responsible for payment of RMR LLC's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR LLC who perform our internal audit function.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2015, 2014 and 2013, we made annual share grants to RMR LLC employees of 84,000,  81,700 and 82,600 of our common shares, respectively. Those grants had aggregate values of $1,321,  $1,750 and $1,888, respectively, based upon the closing price of our common shares on the NYSE on the dates of grant. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR LLC employees are in addition to the fees we paid to RMR LLC. In September 2015, we purchased 13,113 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. The aggregate amounts accrued for share grants to RMR LLC employees and internal audit costs for the years ended December 31, 2015, 2014 and 2013 were $1,340,  $1,835 and $1,877, respectively, and these amounts are included in our general and administrative expenses for these periods.

On occasion, we have entered into arrangements with former employees of RMR LLC in connection with the termination of their employment with RMR LLC, providing for the acceleration of vesting of restricted shares previously granted to them under our equity compensation plan. Additionally, each of our executive officers during 2015 received grants of restricted shares of other companies to which RMR LLC provides management services, including Five Star, in their capacities as officers of RMR LLC.

Pursuant to our business management agreement, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $204,  $0 and $0 for the years ended December 31, 2015, 2014 and 2013; respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated. We may enter additional leases with RMR LLC for RMR LLC’s regional offices in the future.

SIR. On January 29, 2015, we acquired from SIR entities owning 23 MOBs that SIR acquired when its subsidiary merged with CCIT. Our purchase price for these 23 MOBs was approximately $532,000, including a purchase price adjustment of $7,677, excluding working capital, and including the assumption of approximately $29,995 of mortgage debts. These 23 MOBs contain approximately 2,170,000 leasable square feet and are located in 12 states. In April 2015, SIR paid to us $1,316 to settle certain working capital activity for the 23 MOBs as of the acquisition date.

One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of SIR and of GOV, which is SIR's largest shareholder. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy and a managing trustee of both SIR and GOV. Two of our Independent Trustees also serve as independent trustees of GOV and one of our Independent Trustees also serves as an independent trustee of SIR. Concurrently with SIR’s entering the merger agreement for the acquisition of CCIT, GOV, RMR LLC and Messrs. Barry Portnoy and Adam Portnoy entered into voting agreements with CCIT and VEREIT, Inc. (f/k/a American Realty Capital Properties, Inc.), a Maryland corporation and parent of the manager of CCIT, or VEREIT, pursuant to which they agreed, upon and subject to the terms and conditions of such agreements, to vote all common shares of SIR beneficially owned by them in favor of the issuance of additional common shares of SIR to CCIT stockholders pursuant to the Merger Agreement. These voting agreements also contain standstill provisions pursuant to which VEREIT has agreed, among other things, not to make unsolicited proposals to acquire us, SIR or GOV for a period of 36 months from August 30, 2014.

AIC. We, ABP Trust, Five Star, and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of EQC,  as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC. As of December 31, 2015, we have invested $6,034 in AIC since its formation in 2008.

All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

We and the other shareholders of AIC have historically participated in a combined property insurance program arranged by AIC providing $500,000 of coverage and with respect to which AIC is a reinsurer of certain coverage amounts. In June 2015, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premiums to be paid annually, a one year standalone policy providing $1,000,000 of coverage for one very large property we own and a one year combined policy providing certain other coverage. Our annual premiums for this property insurance were $2,785, $3,118 and $4,748 in 2015, 2014 and 2013, respectively. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,827, $6,827 and $5,913 as of December 31, 2015, 2014 and 2013, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $20, $87 and $334 related to our investment in AIC for 2015, 2014 and 2013, respectively.

We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Directors’ and Officers’ Liability Insurance. We, RMR Inc., Five Star, and certain companies to which RMR LLC provides management services participate in a combined directors' and officers' liability insurance policy. This combined policy currently provides for $10,000 of combined primary coverage and expires in September 2017. In August 2015, we also obtained separate non-combined directors’ and officers’ liability insurance policies providing $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage, which policies expire in September 2016. We paid aggregate premiums of $472,  $736 and $343 in 2015, 2014 and 2013, respectively, for these policies. The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company’s board and independent trustees or directors as applicable.

Note 6. Indebtedness

Our principal debt obligations at December 31, 2015 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) five public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024 and (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $667,535 aggregate principal amount of mortgages secured by 56 of our properties (57 buildings) with maturity dates between 2016 and 2043.  The 56 mortgaged properties (57 buildings) had a carrying value (before accumulated depreciation) of $1,083,616 at December 31, 2015.  We also had two properties subject to capital leases with lease obligations totaling $12,156 at December 31, 2015; these two properties had a carrying value before depreciation of $35,901 at December 31, 2015. The capital leases expire in 2026.

Our revolving credit facility agreement includes an accordion feature under which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances. In September 2015, we partially exercised this accordion feature and increased the maximum borrowings available under the facility to $1,000,000 from the previous amount of $750,000. All other material terms of our revolving credit facility agreement remained unchanged.  The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to January 15, 2019.  Our revolving credit facility agreement provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid at LIBOR plus a premium, which was 130 basis points as of

December 31, 2015, and the facility fee is 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average annual interest rates for borrowings under our revolving credit facility was 1.5%, 1.4% and 1.6% for the three years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $775,000 outstanding and $225,000 available for borrowing, and as of February 22, 2016, we had $593,000 outstanding and $407,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $9,252, $3,094 and $3,781 for the years ended December 31, 2015, 2014 and 2013, respectively.

In September 2015, we entered into a term loan agreement with a syndicate of lenders, pursuant to which we obtained a $200,000 unsecured term loan. This term loan matures in September 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. We used the net proceeds from this term loan to repay amounts outstanding under our revolving credit facility. As of December 31, 2015, the annual interest rate payable for amounts outstanding under this term loan was 2.2%. The weighted average annual interest rate for amounts outstanding under our term loan was 2.0% for the period from September 28, 2015 (the day we entered into this term loan agreement) to December 31, 2015. We incurred interest expense and other associated costs related to this term loan of $1,061 for the period from September 28, 2015 (the day we entered into this term loan agreement) to December 31, 2015.

In addition to our $200,000 term loan, we also have a $350,000 unsecured term loan, which we borrowed in 2014. This term loan matures in January 2020, and is prepayable without penalty at any time.  This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of December 31, 2015, the annual interest rate payable on amounts outstanding under this term loan was 1.6%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.6% for the year ended December 31, 2015 and 1.6% for the period from May 30, 2014 (the day we entered into this term loan agreement) to December 31, 2014. We incurred interest expense and other associated costs related to this term loan of $5,686 for the year ended December 31, 2015 and $3,263 for the period from May 30, 2014 (the day we entered into this term loan agreement) to December 31, 2015.

In February 2016, we sold $250,000 of 6.25% senior unsecured notes due 2046, raising net proceeds of approximately $242,125 after underwriting discounts and before expenses. We have also granted the underwriters an option to purchase up to an additional $37,500 in aggregate principal amount of the notes.  We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements at December 31, 2015.

In December 2014, we entered an agreement to acquire the 38 senior living communities discussed in Note 3 above. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015 in connection with that termination. As discussed in Note 3 above, we acquired these senior living communities in May and September 2015 and financed the acquisition using cash on hand, borrowings under our revolving credit facility and the assumption of approximately $151,477 of mortgage debts with a weighted average annual interest rate of 4.57%. These mortgages have maturity dates from October 2018 through July 2019. We determined the fair value of the assumed mortgage debts using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy provided by the Fair Value Topic of the Codification.

In connection with two of the 23 MOBs we acquired in January 2015, as further discussed in Note 3 above, we assumed $29,955 of mortgage debts which we recorded at their aggregate fair value of $31,029.  These two assumed mortgage debts have a contractual weighted average annual interest rate of 4.73% and mature in July 2016 and October 2022.  We determined the fair value of the assumed mortgages using a market approach based upon Level 3 inputs (significant other unobservable inputs) in the fair value hierarchy provided by the Fair Value Topic of the Codification.

In November 2015, we prepaid all $250,000 of our 4.30% senior unsecured notes due January 2016. As a result, we recognized a loss on early extinguishment of debt of $175 for the year ended December 31, 2015.

In February 2015, we repaid at maturity a mortgage that encumbered one of our properties that had a principal balance of $29,227 and an annual interest rate of 6.02%. In April 2015, we prepaid a mortgage that encumbered one of our properties that had a principal balance of $6,274 and an annual interest rate of 5.81%. In May 2015, we prepaid four mortgages encumbering four properties with an aggregate principal balance of $15,077 and a weighted average annual interest rate of 5.70%. In June 2015, we repaid at maturity a mortgage encumbering one property with a principal balance of $4,867 and an annual interest rate of 5.65%. Also in June 2015, we prepaid a mortgage encumbering one property with a principal balance of $4,351 and an annual interest rate of 5.81%. In October 2015, we prepaid two mortgages encumbering one property with a principal balance of $52,000 and a weighted average annual interest rate of 5.64%. As a result, we recognized losses on early extinguishment of debt of $290 for the year ended December 31, 2015.

In January 2016, we prepaid a mortgage that encumbered one of our properties that had a principal balance of $6,115 and an annual interest rate of 5.97%.

In June 2014, we repaid at maturity mortgages that encumbered two of our properties that had an aggregate principal balance of $35,807 and a weighted average annual interest rate of 5.8%. In October 2014, we prepaid at par our $14,700 loan incurred in connection with certain revenue bonds scheduled to mature in December 2027. That loan had an annual interest rate of 5.875%.  Also in October 2014, we prepaid a mortgage note scheduled to mature in May 2015 that encumbered one of our properties that had a principal balance of $11,900 and an annual interest rate of 6.25%. In December 2014, we prepaid a mortgage note scheduled to mature in July 2015 that encumbered one of our properties that had a principal balance of $11,308 and an annual interest rate of 6.37%.  As a result, we recognized losses on early extinguishment of debt of $12 for the year ended December 31, 2014.

At December 31, 2015 and 2014, our outstanding senior unsecured notes and secured debt consisted of the following:

			December 31, 2015		December 31, 2014
			Face	Unamortized	Face	Unamortized
Senior Unsecured Notes	Coupon	Maturity	Amount	Discount	Amount	Discount
Senior unsecured notes(1)	4.300%	2016	$—	$—	$250,000	$551
Senior unsecured notes	3.250%	2019	400,000	197	400,000	256
Senior unsecured notes	6.750%	2020	200,000	918	200,000	1,133
Senior unsecured notes	6.750%	2021	300,000	3,161	300,000	3,696
Senior unsecured notes	4.750%	2024	250,000	658	250,000	737
Senior unsecured notes	5.625%	2042	350,000	—	350,000	—
Total senior unsecured notes			$1,500,000	$4,934	$1,750,000	$6,373

(1)	In November 2015, we prepaid all $250,000 of our 4.30% senior unsecured notes due January 2016.

					Number of
	Principal Balance as of				Properties as	Net Book Value of Collateral as of
	December 31,		Interest		Collateral	December 31,
Secured and Other Debt	2015(1)	2014(1)	Rate	Maturity	at December 31, 2015	2015	2014
Mortgage(2)	$—	$29,362	6.02%	Mar 15	—	$—	$94,245
Mortgage(2)	—	4,914	5.65%	Jun 15	—	—	20,511
Mortgage(2)	—	12,479	5.66%	Jul 15	—	—	24,948
Mortgage(2)	—	2,728	5.88%	Jul 15	—	—	13,991
Mortgage(2)	—	6,353	5.81%	Oct 15	—	—	9,927
Mortgage(2)	—	4,403	5.81%	Oct 15	—	—	8,211
Mortgage(2)	—	52,000	5.64%	Jan 16	—	—	64,175
Mortgage(3)	6,115	6,243	5.97%	Apr 16	1	9,291	9,552
Mortgage	18,000	—	4.65%	Jul 16	1	36,783	—
Mortgage	82,070	85,085	5.92%	Nov 16	2	146,236	150,036
Mortgages	11,989	12,184	6.25%	Nov 16	1	20,700	21,255
Mortgage	5,524	5,625	5.86%	Mar 17	1	10,710	11,004
Mortgage	43,549	44,687	6.54%	May 17	8	52,561	53,878
Mortgage	10,861	11,059	6.15%	Aug 17	1	14,487	14,846
Mortgage	8,948	9,195	6.73%	Apr 18	1	10,891	11,103
Mortgages	12,976	—	6.31%	Oct 18	1	17,184	—
Mortgage	12,250	—	6.24%	Oct 18	1	15,798	—
Mortgages	72,062	—	4.47%	Oct 18	10	185,666	—
Mortgage	6,692	—	4.69%	Jan 19	1	9,952	—
Mortgage	45,327	—	3.79%	Jul 19	4	65,551	—
Mortgage	284,138	288,519	6.71%	Sep 19	17	238,488	245,593
Mortgage(4)	2,420	2,723	7.31%	Jan 22	1	15,775	16,136
Mortgage(4)	1,196	1,345	7.85%	Jan 22	—	—	—
Mortgage	14,825	15,318	6.28%	Jul 22	1	25,371	25,848
Mortgage	11,787	—	4.85%	Oct 22	1	21,992	—
Mortgage	3,246	3,348	6.25%	Feb 33	1	4,374	4,483
Mortgage	9,047	9,205	5.95%	Sep 38	1	8,650	8,865
Mortgage	4,512	4,594	4.375%	Sep 43	1	7,305	7,459
Capital Leases	12,156	12,770	7.70%	Apr 26	2	19,400	18,237
Total secured	$679,690	$624,139			58	$937,165	$834,303

(1)

The principal balances are the amounts stated in the contracts. In accordance with U.S. generally accepted accounting principles, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed certain of these debts. As of December 31, 2015 and 2014, the unamortized net premiums on certain of these mortgages were $3,267 and $2,937, respectively.

(2)	In 2015, we repaid this debt.
(3)	In 2016, we repaid this debt.
(4)	These two mortgages are collateralized by one MOB property acquired in July 2008.

Interest on our senior unsecured notes are payable either semi‑annually or quarterly in arrears; however, no principal repayments are due until maturity. Required monthly payments on our mortgages include principal and interest. Payments under our capital leases are due monthly. We include amortization of capital lease assets in depreciation expense.

Required principal payments on our outstanding debt as of December 31, 2015, are as follows:

2016	$130,380
2017	$69,838
2018	$884,768
2019	$720,919
2020	$553,080
Thereafter	$1,145,707

Note 7. Fair Value of Assets and Liabilities

The following table presents certain of our assets that are measured at fair value on a recurring and non recurring basis at December 31, 2015 categorized by the level of inputs used in the valuation of each asset or liability.

				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities(1)	$51,472	$51,472	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Assets held for sale(2)	$653	$—	$—	$653
Liabilities:
Additional purchase consideration(3)	$1,000	$—	$—	$1,000

(1)

Our investments in available for sale securities include our 4,235,000 common shares of Five Star and our 2,637,408 shares of RMR Inc. class A common stock. The fair values of these shares are based upon quoted prices at December 31, 2015 in active markets (Level 1 inputs). Our historical cost basis for our Five Star and RMR Inc. shares is $14,230 and $69,826, respectively, as of December 31, 2015. The unrealized loss of $747 for our Five Star shares and $31,821 for our RMR Inc. shares as of December 31, 2015 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets. We evaluated the decline in the fair value of the Five Star and RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

(2)

Assets held for sale consist of one vacant land parcel held for sale as of December 31, 2015. The land parcel is recorded at its estimated fair value less costs to sell. We used an accepted offer from a third party to purchase this parcel to determine its fair value. We also have one senior living community (one building) classified as held for sale as of December 31, 2015. The senior living community assets are recorded at their carrying value, which is lower than what we believe its fair value less estimated costs to sell to be at December 31, 2015.  The carrying value of this senior living community is not included in the above table.

(3)

In May 2015, we acquired one senior living community located in Georgia for approximately $9,750, excluding closing costs. Pursuant to the purchase agreement, $1,000 of the purchase price has been withheld until the seller satisfies certain conditions. We anticipate these conditions will be satisfied and therefore have recorded the withheld $1,000 as a liability as of December 31, 2015. We estimate the fair value of this liability at December 31, 2015 to be $1,000, which is the amount we have agreed to pay in cash when the applicable conditions are satisfied (Level 3 inputs). This liability is included in other liabilities in our consolidated balance sheets as described in Note 3.

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding five issuances of senior notes (Level 2 inputs) on or about December 31, 2015.  The fair values of these senior note obligations exceed their aggregate book values of $1,495,066 by $70,077 because these notes were trading at premiums to their face amounts.

We estimate the fair values of our secured debts by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs). The fair value of our secured debts exceeds their book value of $667,535 by $45,321 because current market interest rates are lower than the market interest rates at the time we assumed these secured debts. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

In addition to the assets and liabilities described in the above table and our senior unsecured notes and secured debts, our additional financial instruments include rents receivable, cash and cash equivalents, restricted cash and other unsecured obligations. The fair values of these additional financial instruments approximate their carrying values at December 31, 2015 based upon their liquidity, short term maturity, variable rate pricing or our estimate of fair value using discounted cash flow analyses and prevailing interest rates.

Note 8. Concentration of Credit Risk

The assets included in these financial statements are primarily income producing senior housing and healthcare related real estate located throughout the United States. The following is a summary of the assets leased and rents earned from our significant lessee as of and for the years ended December 31, 2015 and 2014:

	At		At
	December 31, 2015		December 31, 2014
	Investment(1)	% of Total	Investment(1)	% of Total
Five Star	$2,147,388	29%	$2,125,517	34%
All others	5,309,552	71%	4,113,094	66%
	$7,456,940	100%	$6,238,611	100%

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Rental income	% of Total	Rental income	% of Total
Five Star	$196,919	31%	$196,269	37%
All others	433,980	69%	330,434	63%
	$630,899	100%	$526,703	100%

(1)	Represents real and personal property leased to our tenants at historical cost after impairment losses and before depreciation. Excludes properties classified as held for sale.

As discussed above, Five Star is our former subsidiary. As of December 31, 2015, Five Star also managed a portfolio of 60 senior living communities for our account.

See Note 5 for further information relating to our leases and management arrangements with Five Star.

Note 9. Segment Reporting

As of December 31, 2015, we have four operating segments, of which three are separate reporting segments. The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes the remainder of our operations, including certain properties that offer fitness, wellness and spa services to members, which we do not consider to be sufficiently material as to constitute a separate reporting segment, and all of our other operations.

	For the Year Ended December 31, 2015
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$256,035	$—	$356,586	$18,278	$630,899
Residents fees and services	—	367,874	—	—	367,874
Total revenues	256,035	367,874	356,586	18,278	998,773
Expenses:
Property operating expenses	—	278,242	99,337	—	377,579
Depreciation	70,417	60,600	122,974	3,792	257,783
General and administrative	—	—	—	42,830	42,830
Acquisition related costs	—	—	—	6,853	6,853
Impairment of assets	194	—	—	—	194
Total expenses	70,611	338,842	222,311	53,475	685,239
Operating income (loss)	185,424	29,032	134,275	(35,197)	313,534
Dividend income	—	—	—	2,773	2,773
Interest and other income	—	—	—	379	379
Interest expense	(25,015)	(9,973)	(6,214)	(109,679)	(150,881)
Loss on distribution to common shareholders
of The RMR Group Inc. common stock	—	—	—	(38,437)	(38,437)
Loss on early extinguishment of debt	(6)	(34)	(250)	(1,604)	(1,894)
Income (loss) before income tax expense
and equity in earnings of an investee	160,403	19,025	127,811	(181,765)	125,474
Income tax expense	—	—	—	(574)	(574)
Equity in earnings of an investee	—	—	—	20	20
Income (loss) from continuing operations	160,403	19,025	127,811	(182,319)	124,920
Discontinued Operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Impairment of assets from
discontinued operations	—	—	(602)	—	(602)
Income (loss) before gain on sale of properties	160,403	19,025	126,859	(182,319)	123,968
Gain on sale of properties	—	—	—	—	—
Net income (loss)	$160,403	$19,025	$126,859	$(182,319)	$123,968
Total assets	$2,251,302	$1,260,653	$3,362,636	$309,387	$7,183,978

	For the Year Ended December 31, 2014
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$230,718	$—	$278,041	$17,944	$526,703
Residents fees and services	—	318,184	—	—	318,184
Total revenues	230,718	318,184	278,041	17,944	844,887
Expenses:
Property operating expenses	—	245,093	79,471	—	324,564
Depreciation	61,825	32,462	87,312	3,792	185,391
General and administrative	—	—	—	38,946	38,946
Acquisition related costs	—	—	—	4,607	4,607
Impairment of assets	(10)	—	—	—	(10)
Total expenses	61,815	277,555	166,783	47,345	553,498
Operating income (loss)	168,903	40,629	111,258	(29,401)	291,389
Dividend income	—	—	—	63	63
Interest and other income	—	—	—	362	362
Interest expense	(25,473)	(10,599)	(5,844)	(93,198)	(135,114)
Gain (loss) on early extinguishment of debt	128	(140)	—	—	(12)
Income (loss) before income tax expense and
equity in earnings of an investee	143,558	29,890	105,414	(122,174)	156,688
Income tax expense	—	—	—	(576)	(576)
Equity in earnings of an investee	—	—	—	87	87
Income (loss) from continuing operations	143,558	29,890	105,414	(122,663)	156,199
Discontinued Operations:
Income from discontinued operations	—	—	1,362	—	1,362
Impairment of assets from discontinued operations	—	—	(4,377)	—	(4,377)
Income (loss) before gain on sale of properties	143,558	29,890	102,399	(122,663)	153,184
Gain on sale of properties	5,453	—	—	—	5,453
Net income (loss)	$149,011	$29,890	$102,399	$(122,663)	$158,637
Total assets	$1,777,684	$961,618	$2,922,623	$306,344	$5,968,269

	For the Year Ended December 31, 2013
	Triple Net	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$237,209	$—	$204,594	$17,577	$459,380
Residents fees and services	—	302,058	—	—	302,058
Total revenues	237,209	302,058	204,594	17,577	761,438
Expenses:
Property operating expenses	—	233,711	66,167	—	299,878
Depreciation	66,854	28,972	53,408	3,792	153,026
General and administrative	—	—	—	32,657	32,657
Acquisition related costs	—	—	—	3,378	3,378
Impairment of assets	6,685	—	—	1,304	7,989
Total expenses	73,539	262,683	119,575	41,131	496,928
Operating income (loss)	163,670	39,375	85,019	(23,554)	264,510
Dividend income	—	—	—	250	250
Interest and other income	—	—	—	461	461
Interest expense	(26,501)	(12,217)	(5,466)	(73,635)	(117,819)
Loss on early extinguishment of debt	—	—	—	(797)	(797)
Income (loss) before income tax expense and
equity in earnings of an investee	137,169	27,158	79,553	(97,275)	146,605
Income tax expense	—	—	—	(600)	(600)
Equity in earnings of an investee	—	—	—	334	334
Income (loss) from continuing operations	137,169	27,158	79,553	(97,541)	146,339
Discontinued Operations:
Income from discontinued operations	—	—	5,043	—	5,043
Impairment of assets from discontinued operations	—	—	(37,610)	—	(37,610)
Income (loss) before gain on sale of properties	137,169	27,158	46,986	(97,541)	113,772
Gain on sale of properties	37,392	—	—	—	37,392
Net income (loss)	$174,561	$27,158	$46,986	$(97,541)	$151,164
Total assets	$1,778,591	$979,152	$1,727,497	$279,426	$4,764,666

Note 10. Income Taxes

Our provision for income taxes consists of the following:

	For the year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	574	576	600
	574	576	600
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Income tax provision	$574	$576	$600

A reconciliation of our effective tax rate and the U.S. federal statutory income tax rate is as follows:

	For the year ended December 31,
	2015	2014	2013
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of SNH	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.4%	0.3%	0.4%
Change in valuation allowance	8.82%	6.39%	3.49%
Other differences, net	(8.82)%	(6.39)%	(3.49)%
Effective tax rate	0.4%	0.3%	0.4%

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

	For the year ended December 31,
	2015	2014
Deferred tax assets:
Deferred income	$2,862	$2,724

Other	115	206
Tax loss carryforwards	27,941	17,266
	30,918	20,196
Valuation allowance	(30,918)	(20,196)
	—	—
Deferred tax liabilities:
Depreciable assets	—	—
	—	—
Net deferred income taxes	$—	$—

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheets.

Because of our TRSs’ short operating history and history of losses, we are not able to conclude that it is more likely than not we will realize the future benefit of our deferred tax assets; thus we have provided a 100% valuation allowance as of December 31, 2015 and 2014. If and when we believe it is more likely than not that we will recover our deferred tax assets, we will reverse the valuation allowance as an income tax benefit in our consolidated statement of comprehensive income. As of December 31, 2015, our consolidated TRSs had net operating loss carry forwards for federal income tax purposes of approximately $71,283, which, if unused, begin to expire in 2031. In the normal course of business, income tax authorities in various income tax jurisdictions conduct routine audits of our income tax returns filed in prior years. Income tax years subsequent to 2010 may be open to examination in some of the income tax jurisdictions in which we operate.

Note 11. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares for basic earnings per share	232,931	198,868	187,271
Effect of dilutive securities: restricted share awards	32	26	143
Weighted average common shares for diluted earnings per share	232,963	198,894	187,414

Note 12. Selected Quarterly Financial Data (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Revenues	$228,577	$247,402	$255,275	$267,519
Net income	$39,789	$36,387	$38,249	$9,544
Per share data (basic and diluted):
Net income	$0.18	$0.15	$0.16	$0.04
Common distributions declared(2)	$0.39	$0.39	$0.39	$0.52

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$191,497	$206,708	$216,873	$229,809
Net income	$38,580	$37,659	$37,112	$45,288
Per share data (basic and diluted):
Net income	$0.21	$0.19	$0.18	$0.22
Common distributions declared(2)	$0.39	$0.39	$0.39	$0.39

(1)	The fourth quarter of 2015 includes a non-cash loss of $38,437 related to the distribution of the RMR Inc. shares as discussed in Notes 4 and 5.
(2)

Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate. The fourth quarter of 2015 includes a non-cash distribution of $0.13 per share related to the distribution of the RMR Inc. shares as discussed in Notes 4 and 5.

Note 13. Pro Forma Information (unaudited)

In January 2015, we acquired 23 properties aggregate purchase price of $539,000, excluding net credits received of $7,377 related to debt assumption costs and outstanding tenant improvement allowances and excluding closing costs, and including the assumption of approximately $29,995 of mortgage debts with a weighted average annual interest rate of 4.73%. We recognized rental income, property operating expenses and interest expense from this acquisition of $38,593,  $6,833 and $1,000, respectively, for the year ended December 31, 2015. In February 2015, we sold 31,050,000 of our common shares in a public offering raising net proceeds of approximately $659,496 after underwriting discounts and expenses.

In May and September 2015, we acquired 39 senior living communities for an aggregate purchase price of $808,250, excluding closing costs, and including the assumption of $151,477 of mortgage debts with a weighted average annual interest rate of 4.57%. Twenty of the 39 communities are triple net leased, and we recognized rental income from these 20 communities of $23,756 and interest expense of $1,427 for the year ended December 31, 2015. We recognized residents fees and services, property operating expenses and interest expense for the remaining 19 managed senior living communities of $35,814,  $25,514 and $2,774, respectively, for the year ended December 31, 2015. Also in May 2015, we acquired one managed senior living community for approximately $9,750, excluding closing costs. This is a newly constructed community and is located adjacent to another community that we own. The operations of this community and the community we previously owned are now conducted as a single integrated community under one management agreement. In September 2015, we entered into a $200,000 term loan agreement, which requires interest at a rate of LIBOR plus a premium of 180 basis points.

During 2014, we purchased two senior living communities and two MOBs (three buildings) for $1,210,014. We also assumed $15,630 of mortgage debt with an annual interest rate of 6.28% related to one of our 2014 acquisitions. We recognized residents fees and services and property operating expenses of $887 and $647, respectively, for the year ended December 31, 2014 for the two senior living community acquisitions we acquired in 2014. We recognized rental income, property operating expenses and interest expense of $67,294,  $14,179 and $631, respectively, for the year ended December 31, 2014 for the two MOBs (three buildings) we acquired in 2014. In April 2014, we issued 15,525,000 common shares in a public offering, raising net proceeds of approximately $322,807.  Also in April 2014, we sold $400,000 of 3.25% senior unsecured notes due 2019 and $250,000 of 4.75% senior unsecured notes due 2024, raising net proceeds of approximately $644,889. In May 2014, we entered into a $350,000 term loan agreement, which bears interest at a rate of LIBOR plus a premium of 140 basis points.

The following table presents our pro forma results of operations for the years ended December 31, 2015 and 2014 as if the 2015 and 2014 acquisition (excluding the newly constructed managed senior living community) and financing activities described in the preceding paragraphs had occurred on January 1, 2014, and January 1, 2013, respectively.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in property level operating expenses, changes in property level revenues, including rents expected to be received from our existing leases or leases we may enter into during and after 2015, and for other reasons.

	For the Year Ended
	December 31,
	2015	2014
Total revenues	$1,033,591	$1,024,821
Net income	$135,181	$171,893
Per common share data (basic and diluted):
Net income	$0.57	$0.73

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2184 Parkway Lake Drive	Birmingham	AL	-	580	5,980	2,024	-	580	8,005	8,585	1,226	8/1/2008	2001
2634 Valleydale Road	Birmingham	AL	-	600	7,574	907	-	600	8,481	9,081	1,540	8/1/2008	2000
2021 Dahike Drive, NE	Cullman	AL	-	287	3,415	289	-	287	3,704	3,991	1,198	11/19/2004	1998
49 Hughes Road	Madison	AL	-	334	3,981	429	-	334	4,410	4,744	1,374	11/19/2004	1998
200 Terrace Lane	Priceville	AL	-	1,300	9,447	197	-	1,300	9,644	10,944	1,072	2/1/2012	2006
413 Cox Boulevard	Sheffield	AL	-	394	4,684	462	-	394	5,146	5,540	1,574	11/19/2004	1998
2435 Columbiana Road	Vestavia Hills	AL	-	843	23,472	165	-	843	23,637	24,480	429	5/1/2015	1991
4461 N. Crossover Road (5)	Fayetteville	AR	8,381	733	10,432	34	-	733	10,466	11,199	187	5/1/2015	2011
4210 S. Caraway Road (5)	Jonesboro	AR	4,325	653	9,515	21	-	653	9,537	10,189	171	5/1/2015	2008
672 Jones Road (5)	Springdale	AR	4,370	572	9,364	29	-	572	9,393	9,965	168	5/1/2015	2007
13840 North Desert Harbor Drive	Peoria	AZ	-	2,687	15,843	3,542	-	2,687	19,385	22,072	7,706	1/11/2002	1990
9045 W. Athens Street	Peoria	AZ	-	1,405	9,115	46	-	1,405	9,161	10,566	171	5/1/2015	1997
11209 N. Tatum Boulevard	Phoenix	AZ	-	1,380	6,349	1,078	-	1,380	7,428	8,808	916	9/30/2011	1987
2444 West Las Palmaritas Drive	Phoenix	AZ	-	3,820	6,669	-	-	3,820	6,669	10,489	833	12/22/2010	1982
4121 East Cotton Center	Phoenix	AZ	-	5,166	12,724	-	-	5,166	12,724	17,890	292	1/29/2015	2000
6001 E. Thomas Road	Scottsdale	AZ	-	941	8,807	1,328	-	941	10,135	11,076	5,046	5/16/1994	1990
7090 East Mescal Street	Scottsdale	AZ	-	2,315	13,650	5,514	-	2,315	19,164	21,479	6,723	1/11/2002	1984
17225 Boswell Blvd.	Sun City	AZ	-	1,189	10,569	1,034	-	1,189	11,603	12,792	5,919	6/17/1994	1990
14001 W. Meeker Boulevard	Sun City West	AZ	-	395	3,307	-	-	395	3,307	3,703	1,195	2/28/2003	1998
1415 West 3rd Street	Tempe	AZ	-	2,186	13,446	20	-	2,186	13,466	15,651	309	1/29/2015	1981
2500 North Rosemont Boulevard	Tucson	AZ	-	4,429	26,119	4,374	-	4,429	30,493	34,922	11,944	1/11/2002	1989
710 N. Euclid	Anaheim	CA	-	2,850	6,964	738	-	2,893	7,658	10,552	1,468	7/9/2008	1992
3209 Brookside Drive (5)	Bakersfield	CA	12,976	4,166	13,233	20	-	4,166	13,254	17,420	236	5/1/2015	2004
5770 Armada Drive (5)	Carlsbad	CA	11,787	3,875	18,543	-	-	3,875	18,543	22,417	425	1/29/2015	1998
1350 S. El Camino Real	Encinitas	CA	-	1,510	18,042	408	-	1,510	18,450	19,960	3,608	3/31/2008	1999
47201 Lakeview Boulevard	Fremont	CA	-	3,200	10,177	228	-	3,200	10,404	13,604	1,185	9/30/2011	1990

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
47211/47215 Lakeview Boulevard	Fremont	CA	-	3,750	12,656	371	-	3,750	13,027	16,777	1,367	9/30/2011	1985
47900 Bayside Parkway	Fremont	CA	-	4,580	10,370	851	-	4,580	11,222	15,802	1,172	9/30/2011	1991 / 2012
577 South Peach Street	Fresno	CA	-	738	2,577	188	-	738	2,765	3,503	1,804	12/28/1990	1963 / 1985
6075 N. Marks Avenue	Fresno	CA	-	880	12,751	322	-	880	13,073	13,953	2,533	3/31/2008	1996
24552 Paseo de Valencia	Laguna Hills	CA	-	3,172	28,184	5,124	-	3,172	33,308	36,479	15,631	9/9/1994	1975 / 1991
1642 West Avenue J	Lancaster	CA	-	601	1,859	3,074	-	601	4,933	5,535	2,467	12/28/1990	1969 / 1994
8631 West 3rd Street	Los Angeles	CA	-	24,640	88,277	6,029	-	24,640	94,306	118,946	11,780	11/22/2010	1978
8635 West 3rd Street	Los Angeles	CA	-	24,640	90,352	5,863	-	24,640	96,215	120,855	11,922	11/22/2010	1978
2325 St. Pauls Way (5)	Modesto	CA	6,692	1,104	9,009	3	-	1,106	9,010	10,116	164	5/1/2015	1998
8700 Lindley Avenue	Northridge	CA	-	2,068	13,520	15	-	2,068	13,535	15,603	241	5/1/2015	2000
1319 Brookside Avenue	Redlands	CA	-	1,770	9,982	516	-	1,770	10,498	12,268	1,983	3/31/2008	1999
110 Sterling Court	Roseville	CA	-	1,620	10,262	351	-	1,620	10,613	12,233	2,052	3/31/2008	1998
1371 Parkside Drive	San Bernardino	CA	-	1,250	9,069	686	-	1,250	9,755	11,005	2,575	8/31/2006	1988
16925 & 16916 Hierba Drive	San Diego	CA	-	9,142	53,904	11,220	-	9,142	65,124	74,265	25,053	1/11/2002	1987 / 1990
3030 Science Park	San Diego	CA	-	2,466	46,473	-	-	2,466	46,473	48,939	7,455	8/6/2009	1986 / 2006
3040 Science Park	San Diego	CA	-	1,225	23,078	-	-	1,225	23,078	24,303	3,702	8/6/2009	1986 / 2006
3050 Science Park	San Diego	CA	-	1,508	28,753	-	-	1,508	28,753	30,261	4,612	8/6/2009	1986 / 2006
24305 West Lyons Avenue	Santa Clarita	CA	-	763	15,538	48	-	763	15,587	16,350	276	5/1/2015	1988
3530 Deer Park Drive	Stockton	CA	-	670	14,419	369	-	670	14,789	15,459	2,867	3/31/2008	1999
537 E. Fulton Street	Stockton	CA	-	382	2,750	921	-	382	3,671	4,053	2,140	6/30/1992	1968
877 East March Lane (5)	Stockton	CA	7,298	1,176	11,171	5,498	-	1,176	16,669	17,845	5,535	9/30/2003	1988
93 W Avenida de Los Arboles	Thousand Oaks	CA	-	622	2,522	2,468	-	622	4,990	5,612	2,701	12/28/1990	1965 / 1970
28515 Westinghouse Place	Valencia	CA	-	4,669	41,440	-	-	4,669	41,440	46,109	950	1/29/2015	2008
6835 Hazeltine Street	Van Nuys	CA	-	718	378	800	-	725	1,171	1,896	682	12/28/1990	1969 / 1984
1866 San Miguel Drive	Walnut Creek	CA	-	2,010	9,290	2,856	-	3,417	10,739	14,156	1,205	12/1/2011	1996
1950 South Dayton Street	Aurora	CO	-	3,062	46,195	285	-	3,075	46,467	49,541	828	5/1/2015	1987

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
515 Fairview	Canon City	CO	-	292	6,228	1,102	(3,512)	299	3,811	4,110	1,679	9/26/1997	1970 / 1984
110 West Van Buren	Colorado Springs	CO	-	245	5,236	1,692	(3,031)	245	3,897	4,143	1,671	9/26/1997	1972 / 1996
3920 East San Miguel Street	Colorado Springs	CO	-	1,380	8,894	504	-	1,496	9,282	10,778	883	7/31/2012	1977
2050 South Main	Delta	CO	-	167	3,570	821	-	167	4,391	4,559	2,100	9/26/1997	1963 / 1978
2501 Little Bookcliff Drive	Grand Junction	CO	-	204	3,875	1,441	-	204	5,316	5,520	2,997	12/30/1993	1968 / 1986
2825 Patterson Road	Grand Junction	CO	-	173	2,583	2,159	-	173	4,742	4,916	2,688	12/30/1993	1978 / 1995
1599 Ingalls Street	Lakewood	CO	-	232	3,766	3,134	-	232	6,900	7,132	3,784	12/28/1990	1972 / 1985
5555 South Elati Street	Littleton	CO	-	185	5,043	2,381	-	191	7,417	7,609	4,351	12/28/1990	1965
8271 South Continental Divide Road	Littleton	CO	-	400	3,507	-	-	400	3,507	3,907	1,266	2/28/2003	1998
9005 / 9025 Grant Street	Thornton	CO	-	961	10,867	43	-	982	10,889	11,871	817	12/28/2012	2001
9005 / 9025 Grant Street	Thornton	CO	-	475	909	189	-	475	1,098	1,573	78	12/28/2012	1987 / 2004
7809 W. 38th Avenue	Wheat Ridge	CO	-	470	3,373	-	-	470	3,373	3,843	485	4/1/2010	2004
40 Sebethe Drive	Cromwell	CT	-	570	5,304	981	-	570	6,285	6,855	846	12/22/2010	1998
866 North Main Street	Wallingford	CT	-	430	3,136	510	-	430	3,646	4,076	541	12/22/2010	1984
1145 19th Street	Washington	DC	-	13,600	24,880	3,748	-	13,600	28,628	42,228	4,703	5/20/2009	1976
2141 K Street	Washington	DC	-	13,700	8,400	2,488	-	13,700	10,888	24,588	1,777	12/22/2008	1966
255 Possum Park Road	Newark	DE	-	2,010	11,852	2,908	-	2,010	14,760	16,770	5,709	1/11/2002	1982
4175 Ogletown Road / 501 South Harmony Road	Newark	DE	-	1,500	19,447	993	-	1,500	20,440	21,940	3,931	3/31/2008	1998
1212 Foulk Road (5)	Wilmington	DE	7,092	1,179	6,950	1,353	-	1,179	8,303	9,482	3,514	1/11/2002	1974 / 1998
1912 Marsh Road	Wilmington	DE	-	4,365	25,739	3,183	-	4,365	28,922	33,288	10,914	1/11/2002	1988 / 1998
2723 Shipley Road	Wilmington	DE	-	869	5,126	3,864	-	869	8,990	9,859	3,500	1/11/2002	1989
407 Foulk Road	Wilmington	DE	-	38	227	2,064	-	78	2,251	2,329	514	1/11/2002	1965
13545 Progress Boulevard	Alachua	FL	-	512	4,935	173	-	512	5,108	5,620	569	6/6/2011	2009
13631 Progress Boulevard	Alachua	FL	-	512	4,941	-	-	512	4,941	5,453	566	6/6/2011	2009
13709 Progress Boulevard	Alachua	FL	-	1,080	1,675	228	-	1,080	1,903	2,983	205	6/6/2011	1985
13859 Progress Boulevard (5)	Alachua	FL	3,246	570	4,276	-	-	570	4,276	4,846	472	7/26/2011	2007

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
Progress Center - Lot 1 Property	Alachua	FL	-	165	-	-	-	165	-	165	-	6/6/2011	N/A
Progress Center - Lot 4 Property	Alachua	FL	-	331	-	-	-	331	-	331	-	6/6/2011	N/A
Progress Vacant Land (47 acres)	Alachua	FL	-	4,000	-	-	-	4,000	-	4,000	-	8/30/2011	N/A
22601 Camino Del Mar	Boca Raton	FL	-	3,200	46,800	2,286	-	3,200	49,086	52,286	5,852	12/15/2011	1990
6343 Via de Sonrisa del Sur	Boca Raton	FL	-	4,166	39,633	729	-	4,166	40,362	44,528	21,818	5/20/1994	1994 / 1999
1325 S. Congress Avenue	Boynton Beach	FL	-	1,620	5,341	209	-	1,620	5,550	7,170	475	7/27/2012	1985 / 2009
1425 Congress Avenue	Boynton Beach	FL	-	2,390	14,768	1,524	-	2,390	16,292	18,682	2,043	8/9/2011	1994
1416 Country Club Blvd.	Cape Coral	FL	-	400	2,907	-	-	400	2,907	3,307	1,052	2/28/2003	1998
8500 Royal Palm Boulevard	Coral Springs	FL	-	3,410	20,104	23,620	-	3,410	43,724	47,134	12,569	1/11/2002	1984
1208 South Military Trail	Deerfield Beach	FL	-	1,690	14,972	17,724	-	1,701	32,685	34,385	9,854	5/16/1994	1986
3001 Deer Creek Boulevard	Deerfield Beach	FL	-	3,196	18,848	15,440	-	3,196	34,288	37,485	10,946	1/11/2002	1990
12780 Kenwood Lane	Fort Myers	FL	-	369	2,174	2,897	-	859	4,581	5,440	1,474	1/11/2002	1990
2525 East First Street	Fort Myers	FL	-	2,385	21,137	4,112	-	2,525	25,109	27,635	12,193	8/16/1994	1984 / 1987
1825 Ridgewood Avenue (5)	Holly Hill	FL	11,989	900	21,202	1,504	-	900	22,706	23,606	2,906	7/22/2011	1926/2006/ 2005
2480 North Park Road	Hollywood	FL	-	4,500	40,500	11,072	-	4,506	51,566	56,072	5,727	12/15/2011	1986
8901 Tamiami Trail E.	Naples	FL	-	3,200	2,898	12,403	-	3,200	15,301	18,501	3,482	8/31/2006	1984
12780 Waterford Lakes Parkway	Orlando	FL	-	977	3,946	-	-	977	3,946	4,923	197	12/18/2013	2002
1603 S. Hiawassee Road	Orlando	FL	-	488	2,621	-	-	488	2,620	3,109	131	12/18/2013	2003
1825 N. Mills Avenue, Orlando	Orlando	FL	-	519	1,799	354	-	519	2,153	2,672	372	12/22/2008	1997
1911 N. Mills Avenue, Orlando	Orlando	FL	-	1,946	7,197	624	-	1,946	7,821	9,767	1,412	12/22/2008	1997
1925 N. Mills Avenue, Orlando	Orlando	FL	-	135	532	155	-	135	688	822	108	12/22/2008	1997
250 N. Alafaya Trail	Orlando	FL	-	967	4,362	-	-	967	4,362	5,329	218	12/18/2013	1999
45 Katherine Boulevard	Palm Harbor	FL	-	3,379	29,945	2,259	-	3,382	32,200	35,583	16,942	5/16/1994	1992
900 West Lake Road (5)	Palm Harbor	FL	22,683	3,449	20,336	6,271	-	3,449	26,607	30,056	10,009	1/11/2002	1989 / 1999
8500 West Sunrise Boulevard	Plantation	FL	-	4,700	24,300	2,974	-	4,700	27,274	31,974	3,905	12/15/2011	1989
1371 South Ocean Boulevard	Pompano Beach	FL	-	2,500	15,500	3,100	-	2,500	18,600	21,100	2,596	12/15/2011	1991

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2701 North Course Dr.	Pompano Beach	FL	-	7,700	2,127	34,694	-	7,700	36,820	44,520	8,639	8/31/2006	1985
20480 Veterans Boulevard	Port Charlotte	FL	-	400	11,934	1,078	-	400	13,012	13,412	1,723	7/22/2011	1996
1699 S.E. Lyngate Drive	Port St. Lucie	FL	-	1,242	11,009	934	-	1,242	11,943	13,185	6,239	5/20/1994	1993
501 N.W. Cashmere Boulevard	Port St. Lucie	FL	-	890	9,345	617	-	890	9,962	10,852	1,271	7/22/2011	2007
3855 Upper Creek Drive	Sun City Center	FL	-	1,676	15,788	63	-	1,676	15,851	17,527	290	5/1/2015	1989
900 South Harbour Island Blvd.	Tampa	FL	-	4,850	6,349	7	-	4,850	6,356	11,206	1,304	10/30/2007	1986
111 Executive Center Drive	West Palm Beach	FL	-	2,061	12,153	9,401	-	2,061	21,554	23,615	7,678	1/11/2002	1988
1200 Bluegrass Lakes Parkway	Alpharetta	GA	-	1,689	15,936	-	-	1,689	15,936	17,625	365	1/29/2015	2001
253 N. Main Street (5)	Alpharetta	GA	10,143	1,325	12,377	41	-	1,325	12,418	13,743	228	5/1/2015	1997
855 North Point Pkwy	Alpharetta	GA	-	5,390	26,712	-	-	5,390	26,712	32,102	4,925	8/21/2008	2006
1291 Cedar Shoals Drive	Athens	GA	-	337	4,006	454	-	337	4,461	4,797	1,359	11/19/2004	1998
1515 Sheridan Road	Atlanta	GA	-	5,800	9,305	3	-	5,800	9,308	15,108	1,891	11/30/2007	1978
59 Executive Park South	Atlanta	GA	-	4,980	11,266	587	-	4,980	11,852	16,832	1,541	1/26/2011	1966 / 2002
240 Marietta Highway	Canton	GA	-	806	8,555	936	-	806	9,491	10,297	608	10/1/2013	1997 / 2008
4500 South Stadium Drive	Columbus	GA	-	294	3,505	176	-	294	3,681	3,975	1,138	11/19/2004	1999
1352 Wellbrook Circle	Conyers	GA	-	342	4,068	916	-	342	4,984	5,326	1,439	11/19/2004	1997
1501 Milstead Road	Conyers	GA	-	750	7,796	248	-	750	8,044	8,794	1,035	9/30/2010	2008
3875 Post Road	Cumming	GA	-	954	12,796	4	-	954	12,801	13,755	238	5/1/2015	2007
4960 Jot Em Down Road	Cumming	GA	-	1,548	18,666	10,863	-	2,541	28,536	31,077	1,468	8/1/2013	2011
5610 Hampton Park Drive,	Cumming	GA	-	3,479	14,771	160	-	3,479	14,930	18,410	171	9/3/2015	2014
7955 Majors Road	Cumming	GA	-	1,325	7,770	34	-	1,325	7,804	9,129	153	5/1/2015	2009
2470 Dug Gap Road	Dalton	GA	-	262	3,119	443	-	262	3,562	3,824	1,041	11/19/2004	1997
101 West Ponce De Leon Avenue	Decatur	GA	-	3,500	13,179	-	-	3,500	13,179	16,679	1,181	5/30/2012	1992
2801 N. Decatur Road	Decatur	GA	-	3,100	4,436	466	-	3,100	4,902	8,002	1,030	7/9/2008	1986
114 Penland Street	Ellijay	GA	-	496	7,107	356	-	496	7,463	7,959	470	10/1/2013	2008
353 North Belair Road	Evans	GA	-	230	2,663	545	-	230	3,208	3,438	972	11/19/2004	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1294 Highway 54 West (5)	Fayetteville	GA	8,550	853	9,903	62	-	853	9,966	10,819	202	5/1/2015	1999
2435 Limestone Parkway	Gainesville	GA	-	268	3,186	446	-	268	3,633	3,900	1,064	11/19/2004	1998
3315 Thompson Bridge Road (5)	Gainesville	GA	18,151	934	30,962	121	-	934	31,082	32,016	571	5/1/2015	1999
5373 Thompson Mill Road	Hoschton	GA	-	944	12,171	5	-	944	12,176	13,120	220	5/1/2015	2011
8080 Summit Business Parkway	Jonesboro	GA	-	1,800	20,664	710	-	1,800	21,375	23,175	2,811	6/20/2011	2007
6191 Peake Road	Macon	GA	-	183	2,179	553	-	183	2,732	2,915	779	11/19/2004	1998
1360 Upper Hembree Road	Roswell	GA	-	1,080	6,138	-	-	1,080	6,138	7,218	563	5/7/2012	2007
1 Savannah Square Drive	Savannah	GA	-	1,200	19,090	4,361	-	1,200	23,451	24,651	5,597	10/1/2006	1987
5200 Habersham Street	Savannah	GA	-	800	7,800	527	-	800	8,327	9,127	1,103	6/23/2011	2005
7410 Skidaway Road	Savannah	GA	-	400	5,670	1,013	-	400	6,683	7,083	1,754	11/1/2006	1989
2078 Scenic Highway North	Snellville	GA	-	870	4,030	313	-	870	4,343	5,213	719	12/10/2009	1997
475 Country Club Drive (5)	Stockbridge	GA	8,483	512	9,560	93	-	512	9,653	10,165	191	5/1/2015	1998
1300 Montreal Road	Tucker	GA	-	690	6,210	809	-	690	7,019	7,709	2,046	6/3/2005	1997
1100 Ward Avenue	Honolulu	HI	-	11,200	55,618	1,354	-	11,200	56,972	68,172	4,945	6/18/2012	1961 / 1981
600 Manor Drive	Clarinda	IA	-	77	1,453	911	-	77	2,364	2,440	1,432	12/30/1993	1968
2401 E. 8th Street	Des Moines	IA	-	123	627	1,309	-	123	1,936	2,059	766	7/1/2000	1965 / 1997
608 Prairie Street	Mediapolis	IA	-	94	1,776	717	-	94	2,493	2,587	1,528	12/30/1993	1973
1015 West Summit	Winterset	IA	-	111	2,099	1,320	(314)	111	3,105	3,216	1,881	12/30/1993	1973 / 1995
2340 West Seltice Way	Coeur d'Alene	ID	-	910	7,170	342	-	917	7,505	8,422	708	7/31/2012	1993
850 Lincoln Drive	Idaho Falls	ID	-	510	6,640	1,364	-	703	7,811	8,514	697	7/31/2012	1978
1250 West Central Road	Arlington Heights	IL	-	3,665	32,587	2,776	-	3,665	35,363	39,029	17,956	9/9/1994	1986
1450 Busch Parkway	Buffalo Grove	IL	-	3,800	11,456	347	-	3,800	11,803	15,603	1,527	9/16/2010	2009
2601 Patriot Boulevard	Glenview	IL	-	2,285	9,593	-	-	2,285	9,593	11,878	220	1/29/2015	2005
1373 D'Adrian Professional Park	Godfrey	IL	-	281	15,088	60	-	281	15,148	15,429	271	5/1/2015	2010
221 11th Avenue	Moline	IL	-	161	7,244	20	-	161	7,264	7,424	131	5/1/2015	2008
900 43rd Avenue	Moline	IL	-	482	7,651	46	-	482	7,697	8,179	133	5/1/2015	2003 / 2012

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
2700 14th Street (5)	Pekin	IL	5,148	171	11,475	41	-	171	11,516	11,686	202	5/1/2015	2009
7130 Crimson Ridge Drive	Rockford	IL	-	200	7,300	28	-	200	7,328	7,528	949	5/1/2011	1999
1220 Lakeview Drive	Romeoville	IL	-	1,120	19,582	-	-	1,120	19,582	20,702	3,610	8/21/2008	2005
900 Southwind Road	Springfield	IL	-	300	6,744	1,017	-	300	7,760	8,060	1,967	8/31/2006	1990
2705 Avenue E. (5)	Sterling	IL	4,977	341	14,331	43	-	341	14,374	14,715	256	5/1/2015	2008
100 Grand Victorian Place (5)	Washington	IL	5,797	241	12,046	37	-	241	12,083	12,324	211	5/1/2015	2009
1615 Lakeside Drive	Waukegan	IL	-	2,700	9,590	161	-	2,700	9,751	12,451	1,030	9/30/2011	1990
1675 Lakeside Drive	Waukegan	IL	-	2,420	9,382	38	-	2,420	9,420	11,840	1,000	9/30/2011	1998
406 Smith Drive (5)	Auburn	IN	6,209	380	8,246	39	-	380	8,286	8,666	1,617	9/1/2008	1999
6990 East County Road 100 North (5)	Avon	IN	8,885	850	11,888	216	-	850	12,104	12,954	2,359	9/1/2008	1999
2455 Tamarack Trail	Bloomington	IN	-	5,400	25,129	4,958	-	5,400	30,087	35,487	4,961	11/1/2008	1983
2460 Glebe Street	Carmel	IN	-	2,108	57,741	71	-	2,116	57,805	59,921	993	5/1/2015	2008
701 East County Line Road	Greenwood	IN	-	1,830	14,303	188	-	1,830	14,491	16,321	1,472	12/1/2011	2007
8505 Woodfield Crossing Boulevard (5)	Indianapolis	IN	23,771	2,785	16,396	5,683	-	2,785	22,079	24,865	8,051	1/11/2002	1986 / 1997
603 Saint Joseph Drive (5)	Kokomo	IN	3,941	220	5,899	173	-	220	6,073	6,293	1,207	9/1/2008	1998
1211 Longwood Drive (5)	La Porte	IN	4,339	770	5,550	35	-	770	5,585	6,355	1,139	9/1/2008	1998
1590 West Timberview Drive (5)	Marion	IN	3,664	410	5,409	209	-	410	5,618	6,028	1,132	9/1/2008	2000
1473 East McKay Road (5)	Shelbyville	IN	3,533	190	5,328	79	-	190	5,407	5,597	1,083	9/1/2008	1999
17441 State Rd. #23 (aka 17490 E. Douglas Rd.)	South Bend	IN	-	400	3,107	-	-	400	3,107	3,507	1,124	2/28/2003	1998
222 South 25th Street (5)	Terra Haute	IN	10,427	300	13,115	407	-	300	13,522	13,822	2,612	9/1/2008	2005
150 Fox Ridge Drive (5)	Vincennes	IN	2,551	110	3,603	1,144	-	110	4,747	4,857	863	9/1/2008	1985
510 W. 7th Street	Ellinwood	KS	-	130	1,137	497	-	130	1,634	1,764	894	4/1/1995	1972
1501 Inverness Drive	Lawrence	KS	-	1,600	18,565	321	-	1,614	18,872	20,486	3,389	10/1/2009	1988 / 2006
3501 West 95th Street (5)	Overland Park	KS	19,540	2,568	15,140	3,962	-	2,568	19,103	21,670	7,279	1/11/2002	1989

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
6555 West 75th Street	Overland Park	KS	-	1,274	1,126	12,402	-	1,274	13,528	14,802	4,981	10/25/2002	1985
981 Campbell Lane	Bowling Green	KY	-	365	4,345	487	-	365	4,832	5,197	1,462	11/19/2004	1999
102 Leonardwood	Frankfort	KY	-	560	8,282	1,186	-	560	9,468	10,028	2,395	8/31/2006	1989
4190 Lafayette Road	Hopkinsville	KY	-	316	3,761	189	-	316	3,950	4,266	1,227	11/19/2004	1999
690 Mason Headley Road (6)	Lexington	KY	9,909	-	10,848	11,368	-	-	22,216	22,216	10,755	1/11/2002	1985 / 1998
700 Mason Headley Road (6)	Lexington	KY	2,247	-	6,394	7,291	-	-	13,685	13,685	5,767	1/11/2002	1980
200 Brookside Drive (5)	Louisville	KY	28,750	3,524	20,779	6,109	-	3,524	26,888	30,412	10,538	1/11/2002	1984
1517 West Broadway	Mayfield	KY	-	268	2,730	736	-	268	3,466	3,734	1,081	11/19/2004	1999
1700 Elmdale Road	Paducah	KY	-	450	5,358	822	-	450	6,180	6,630	1,829	11/19/2004	2000
100 Neighborly Way	Somerset	KY	-	200	4,919	258	-	200	5,177	5,377	1,184	11/6/2006	2000
2661 North Boulevard	Baton Rouge	LA	-	199	1,067	-	-	199	1,067	1,266	24	1/29/2015	2000
7656 Realtors Drive	Baton Rouge	LA	-	99	907	-	-	99	907	1,006	21	1/29/2015	2005
137 Veterans Boulevard	Denham Springs	LA	-	228	1,536	-	-	228	1,536	1,763	35	1/29/2015	2007
2995 Race Street	Jackson	LA	-	30	845	-	-	30	845	875	19	1/29/2015	2002
24660 Plaza Drive	Plaquemine	LA	-	99	1,043	-	-	99	1,043	1,143	24	1/29/2015	2000
17392 Vallee Court	Prairieville	LA	-	99	837	-	-	99	837	936	19	1/29/2015	2001
35 Milbury St	Auburn	MA	-	1,510	7,000	310	-	1,510	7,310	8,820	1,404	8/8/2008	1977 / 2012
1295 Boylston Street	Boston	MA	-	7,600	18,140	1,028	-	7,600	19,168	26,768	2,288	1/26/2011	1930 / 1992
50 Northern Ave / 11 Fan Pier Blvd	Boston	MA	-	52,643	784,954	2,109	-	52,644	787,062	839,706	32,932	5/7/2014	2013
549 Albany Street	Boston	MA	-	4,576	45,029	-	-	4,569	45,036	49,605	2,627	8/22/2013	1895 / 2012
330 Baker Avenue	Concord	MA	-	3,775	19,906	-	-	3,775	19,906	23,681	456	1/29/2015	2013
370 Lunenburg St	Fitchburg	MA	-	330	3,361	32	-	330	3,393	3,723	626	8/8/2008	1994
165 Mill St	Leominster	MA	-	1,520	8,703	718	-	1,520	9,421	10,941	1,826	8/8/2008	1966 / 2010
4 Maguire Road	Lexington	MA	-	3,600	15,555	2,288	(7,255)	3,607	10,582	14,188	2,163	12/22/2008	1994 / 2006
100 Hampshire Street	Mansfield	MA	-	2,090	8,215	569	-	2,486	8,388	10,874	1,042	12/22/2010	1975 / 2013
15 Hampshire Street	Mansfield	MA	-	1,360	7,326	108	-	1,360	7,434	8,794	929	12/22/2010	1988

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
5 Hampshire Street	Mansfield	MA	-	1,190	5,737	-	-	1,190	5,737	6,927	717	12/22/2010	1988
176 West St	Milford	MA	-	510	3,039	595	-	510	3,634	4,144	909	8/8/2008	1989 / 2010
108 Elm St	Millbury	MA	-	160	767	-	-	160	767	927	143	8/8/2008	1950 / 2011
30 Newcrossing Road (5)	Reading	MA	10,861	1,443	14,153	50	-	1,443	14,203	15,646	1,159	9/27/2012	1986 / 2006
407 Main St	Spencer	MA	-	270	2,607	476	-	270	3,083	3,353	726	8/8/2008	1992 / 2011
106 East Main	Westborough	MA	-	920	6,956	126	-	920	7,082	8,002	1,318	8/8/2008	1986 / 2013
112 E Main	Westborough	MA	-	230	135	-	-	230	135	365	26	8/8/2008	1900
299 Cambridge Street	Winchester	MA	-	3,218	18,988	10,258	-	3,218	29,246	32,464	9,601	1/11/2002	1991
135 Goldstar Blvd	Worcester	MA	-	865	10,912	1,136	-	865	12,048	12,913	2,161	8/8/2008	1989 / 2011
191 May St	Worcester	MA	-	730	3,634	42	-	730	3,676	4,406	679	8/8/2008	1986 / 2007
277 E Mountain	Worcester	MA	-	191	2,133	113	(889)	191	1,357	1,548	274	8/8/2008	1992 / 1998
425 N Lake Ave	Worcester	MA	-	1,200	6,176	101	-	1,200	6,277	7,477	1,164	8/8/2008	1985 / 2007
630 Plantation St	Worcester	MA	-	770	10,408	528	-	770	10,936	11,706	2,140	8/8/2008	1990 / 2009
2717 Riva Road	Annapolis	MD	-	1,290	12,373	514	-	1,290	12,888	14,178	2,516	3/31/2008	2001
658 Boulton Street	Bel Air	MD	-	4,750	16,504	2	-	4,750	16,506	21,256	3,353	11/30/2007	1980
7600 Laurel Bowie Road	Bowie	MD	-	408	3,421	450	-	408	3,871	4,279	1,495	10/25/2002	2000
8100 Connecticut Avenue (5)	Chevy Chase	MD	51,659	15,170	92,830	3,111	-	15,170	95,941	111,111	10,619	12/15/2011	1990
8220 Snowden River Parkway	Columbia	MD	-	1,390	10,303	155	-	1,390	10,458	11,848	2,047	3/31/2008	2001
700 Port Street	Easton	MD	-	383	4,555	2,994	-	394	7,538	7,932	2,295	10/25/2002	2000
3004 North Ridge Road (5)	Ellicott City	MD	19,245	1,409	22,691	6,301	-	1,443	28,959	30,401	9,521	3/1/2004	1997
1820 Latham Drive	Frederick	MD	-	385	3,444	427	-	385	3,871	4,255	1,506	10/25/2002	1998
2100A & B Whittier Drive	Frederick	MD	-	1,260	9,464	934	-	1,260	10,397	11,657	1,980	3/31/2008	1999
10114 + 10116 Sharpsburg Pike	Hagerstown	MD	-	1,040	7,471	548	-	1,040	8,019	9,059	1,513	3/31/2008	1999
4000 Old Court Road	Pikesville	MD	-	2,000	4,974	496	-	2,000	5,470	7,470	1,034	12/22/2008	1987
715 Benfield Road (5)	Severna Park	MD	8,508	229	9,798	1,657	-	242	11,441	11,683	4,218	10/25/2002	1998

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
14400 Homecrest Road	Silver Spring	MD	-	1,200	9,288	6,505	-	1,200	15,793	16,993	5,385	10/25/2002	1996
3701 International Drive	Silver Spring	MD	-	3,301	29,065	714	-	3,301	29,779	33,080	15,975	7/25/1994	1992
801 Roeder Road, Unit OU-1	Silver Spring	MD	-	1,900	12,858	886	-	1,900	13,744	15,644	1,261	6/27/2012	1976 / 2000
720 & 734 N. Pine Road	Hampton	MI	-	300	2,406	-	-	300	2,406	2,706	871	2/28/2003	1998
4004 & 4012 Waldo Road	Midland	MI	-	400	2,606	-	-	400	2,606	3,006	949	2/28/2003	1998
1605 & 1615 Fredericks Drive	Monroe	MI	-	300	2,506	-	-	300	2,506	2,806	910	2/28/2003	1998
3150 & 3100 Old Centre Road	Portage	MI	-	300	2,206	-	-	300	2,206	2,506	800	2/28/2003	1998
2445 & 2485 Mc Carty Road	Saginaw	MI	-	600	5,212	-	-	600	5,212	5,812	1,884	2/28/2003	1998
11855 Ulysses Street NE (5)	Blaine	MN	8,948	2,249	9,276	74	-	2,249	9,349	11,599	707	12/21/2012	2007
11855 Ulysses Street NE	Blaine	MN	-	525	-	-	-	525	-	525	-	12/21/2012	N/A
1305 Corporate Center Drive	Eagan	MN	-	2,300	13,105	2,501	-	2,300	15,606	17,906	1,650	12/22/2010	1986
1201 Northland Drive	Mendota Heights	MN	-	1,220	10,208	95	-	1,220	10,303	11,523	1,262	1/25/2011	1989 / 2009
20500/20600 South Diamond Lake Road	Rogers	MN	-	2,760	45,789	1,043	-	2,767	46,826	49,593	9,526	3/1/2008	1999
2200 County Road C West	Roseville	MN	-	590	702	210	-	590	911	1,501	81	9/30/2011	1991
4166 Lexington Avenue N	Shoreview	MN	-	1,300	4,547	242	-	1,392	4,698	6,089	535	5/20/2011	1988 / 2010
1365 Crestridge Lane	West St. Paul	MN	-	400	3,608	100	-	400	3,708	4,108	1,466	2/28/2003	1998
305 & 315 Thompson Avenue	West St. Paul	MN	-	400	2,506	-	-	400	2,506	2,906	1,005	2/28/2003	1998
5351 Gretna Road (5)	Branson	MO	4,641	743	10,973	60	-	743	11,033	11,776	196	5/1/2015	2002
3828 College View Drive (5)	Joplin	MO	5,524	260	11,382	160	-	260	11,542	11,802	1,092	8/31/2012	2003
14100 Magellan Plaza	Maryland Heights	MO	-	3,719	37,304	-	-	3,179	37,844	41,023	862	1/29/2015	2003
640 E. Highland Avenue	Nevada	MO	-	311	5,703	44	-	311	5,747	6,058	101	5/1/2015	1997
2410 W. Chesterfield Blvd (5)	Springfield	MO	6,578	924	12,772	32	-	924	12,803	13,727	222	5/1/2015	1999
3540 East Cherokee Street (5)	Springfield	MO	3,785	1,084	11,339	50	-	1,084	11,390	12,474	200	5/1/2015	1996
4700 North Hanley Road	St. Louis	MO	-	5,166	41,587	-	-	5,166	41,587	46,753	953	1/29/2015	2014
1 Lincoln Parkway	Hattiesburg	MS	-	1,269	11,691	42	-	1,269	11,734	13,002	805	3/22/2013	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1488 Belk Boulevard	Oxford	MS	-	450	5,791	299	-	388	6,152	6,540	1,462	10/1/2006	2000
108 Clarington Drive	Southaven	MS	-	450	5,795	425	-	450	6,220	6,670	1,479	10/1/2006	2000
1547 North Hunters Way	Bozeman	MT	-	1,616	27,750	-	-	1,616	27,750	29,366	484	5/1/2015	2008
112 + 118 Alamance Road (5)	Burlington	NC	6,115	575	9,697	291	-	575	9,988	10,563	1,272	6/23/2011	1998
1050 Crescent Green Drive (5)	Cary	NC	8,127	713	4,628	1,952	-	713	6,580	7,293	2,587	10/25/2002	1999
2220 & 2230 Farmington Drive	Chapel Hill	NC	-	800	6,414	-	-	800	6,414	7,214	2,318	2/28/2003	1996
2101 Runnymede Lane	Charlotte	NC	-	2,475	11,451	555	-	2,475	12,006	14,481	1,600	6/20/2011	1999
5920 McChesney Drive	Charlotte	NC	-	820	7,790	483	-	820	8,273	9,093	1,388	11/17/2009	2001
6101 Clarke Creek Parkway	Charlotte	NC	-	500	13,960	36	-	500	13,996	14,496	2,413	11/17/2009	1999
1002 State Highway 54	Durham	NC	-	595	5,200	129	-	595	5,329	5,924	679	6/20/2011	1988 / 2007
5213 South Alston Avenue	Durham	NC	-	1,093	31,377	-	-	1,093	31,377	32,470	719	1/29/2015	2010
1001 Phifer Road	Kings Mountain	NC	-	655	8,283	345	-	657	8,625	9,282	1,137	6/23/2011	1998
128 Brawley School	Mooresville	NC	-	595	7,305	393	-	595	7,698	8,293	963	6/23/2011	1999
1309 , 1321 + 1325 McCarthy Boulevard	New Bern	NC	-	1,245	20,898	381	-	1,245	21,279	22,524	2,589	6/20/2011	2001/2005/2008
13150 Dorman Road	Pineville	NC	-	550	7,570	664	-	550	8,234	8,784	1,341	11/17/2009	1998
13180 Dorman Road	Pineville	NC	-	630	15,230	7	-	630	15,237	15,867	2,625	11/17/2009	1998
2744 South 17th Street (5)	Wilmington	NC	12,250	1,134	14,771	-	-	1,134	14,771	15,905	108	9/28/2015	1998
1730 Parkwood Boulevard West	Wilson	NC	-	610	14,787	313	-	610	15,100	15,710	1,890	6/20/2011	2004/2006
1700 Furnace Street	Ashland	NE	-	28	1,823	1,298	-	28	3,121	3,149	1,467	7/1/2000	1965 / 1996
414 North Wilson Street	Blue Hill	NE	-	56	1,064	807	-	56	1,871	1,928	864	7/1/2000	1967 / 1996
2720 South 17th Ave	Central City	NE	-	21	919	650	-	21	1,569	1,590	825	7/1/2000	1969 / 1999
1112 15th Street	Columbus	NE	-	89	561	461	-	89	1,022	1,111	553	7/1/2000	1955 / 1978
800 Stoeger Drive	Grand Island	NE	-	119	1,446	1,414	-	119	2,860	2,980	1,461	4/1/1995	1963 / 1996
700 South Highway 6	Gretna	NE	-	237	673	897	-	237	1,570	1,808	744	7/1/2000	1972 / 1995
1100 West First Street	Milford	NE	-	24	880	817	-	24	1,697	1,721	803	7/1/2000	1967 / 1970
510 Centennial Circle	North Platte	NE	-	370	8,968	620	-	370	9,588	9,958	1,860	2/17/2008	1988

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
17007 Elm Plaza	Omaha	NE	-	4,680	22,022	-	-	4,680	22,022	26,702	4,060	8/21/2008	2007
3030 South 80th Street	Omaha	NE	-	650	5,850	605	-	650	6,455	7,105	1,857	6/3/2005	1992
333 Maple	Sutherland	NE	-	19	1,251	487	-	19	1,738	1,757	802	7/1/2000	1970 / 1995
1350 Centenial Ave	Utica	NE	-	21	569	464	-	21	1,033	1,054	479	7/1/2000	1966 / 1988
11041 North 137th Street	Waverly	NE	-	529	686	609	-	529	1,295	1,824	742	7/1/2000	1989 / 1995
55 Corporate Drive	Bridgewater	NJ	-	2,782	66,441	-	-	2,782	66,441	69,223	1,523	1/29/2015	2011
490 Cooper Landing Road	Cherry Hill	NJ	-	1,001	8,175	1,836	-	1,001	10,011	11,012	2,876	12/29/2003	1999
1400 Route 70	Lakewood	NJ	-	4,885	28,803	2,571	-	4,885	31,374	36,259	12,215	1/11/2002	1987 / 1997
2 Hillside Drive	Mt. Arlington	NJ	-	1,375	11,232	757	-	1,375	11,989	13,364	3,864	12/29/2003	2001
655 Pomander Walk (5)	Teaneck	NJ	30,411	4,950	44,550	1,959	-	4,950	46,509	51,459	5,715	12/15/2011	1989
10500 Academy Road NE (5)	Albuquerque	NM	25,597	3,828	22,572	5,488	-	3,828	28,060	31,888	10,236	1/11/2002	1986
4100 Prospect Avenue NE	Albuquerque	NM	-	540	10,105	8	-	540	10,113	10,653	2,075	10/30/2007	1977
4300 Landau Street NE	Albuquerque	NM	-	1,060	9,875	8	-	1,060	9,883	10,943	2,028	10/30/2007	1973
4411 The 25 Way	Albuquerque	NM	-	3,480	25,245	4,271	-	3,594	29,402	32,996	4,153	12/22/2010	1970 / 2000
4420 The 25 Way	Albuquerque	NM	-	1,430	2,609	218	-	1,476	2,781	4,257	338	12/22/2010	1970
9190 Coors Boulevard NW	Albuquerque	NM	-	1,660	9,173	8	-	1,660	9,181	10,841	1,884	10/30/2007	1983
2200 East Long Street	Carson City	NV	-	622	17,900	136	-	622	18,036	18,658	313	5/1/2015	2009
3201 Plumas Street	Reno	NV	-	2,420	49,580	6,490	-	2,420	56,070	58,490	5,810	12/15/2011	1989
6300 Eighth Ave	Brooklyn	NY	-	3,870	8,545	6	-	3,870	8,551	12,421	1,576	8/8/2008	1971
5823 Widewaters Parkway	Dewitt	NY	-	600	5,004	796	-	600	5,801	6,401	625	9/30/2011	1991
4939 Brittonfield Parkway	East Syracuse	NY	-	720	17,084	1,088	-	720	18,172	18,892	3,153	9/30/2008	2001
5008 Brittonfield Parkway (5)	East Syracuse	NY	3,616	420	18,407	397	-	495	18,729	19,224	3,449	7/9/2008	1999
200 Old County Road	Mineola	NY	-	4,920	24,056	4,586	-	4,920	28,642	33,562	2,907	9/30/2011	1971 / 1988
15 North Broadway	White Plains	NY	-	4,900	13,594	285	-	4,900	13,879	18,779	2,366	1/26/2009	1952
537 Riverdale Avenue	Yonkers	NY	-	8,460	90,561	5,232	-	8,460	95,793	104,253	8,806	8/31/2012	2000
4590 and 4625 Knightsbridge Boulevard (5)	Columbus	OH	17,829	3,623	27,778	7,300	-	3,623	35,078	38,702	13,545	1/11/2002	1989

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
3929 Hoover Road	Grove City	OH	-	332	3,081	791	-	332	3,872	4,204	1,967	6/4/1993	1965
5260 Naiman Parkway	Solon	OH	-	450	2,305	330	-	600	2,486	3,085	380	12/22/2010	1975
5370 Naiman Parkway	Solon	OH	-	550	2,147	132	-	550	2,279	2,829	232	9/30/2011	1975
200 N. Bryant Ave.	Edmond	OK	-	430	2,955	-	-	430	2,955	3,385	468	9/1/2009	1993
600 National Ave	Midwest City	OK	-	410	2,970	-	-	410	2,970	3,380	470	9/1/2009	1985 / 1996
701 Northeast 10th Street	Oklahoma City	OK	-	500	19,046	-	-	500	19,046	19,546	3,016	9/1/2009	1982
8315 S. Walker Ave.	Oklahoma City	OK	-	480	1,546	-	-	480	1,546	2,026	245	9/1/2009	1990
805 N. 5th Street	Jacksonville	OR	-	3,012	14,777	-	-	3,012	14,777	17,789	256	5/1/2015	2006
1808 SE 182nd Avenue	Portland	OR	-	1,295	17,085	41	-	1,295	17,126	18,421	306	5/1/2015	1997
8709 S.E. Causey Avenue (5)	Portland	OR	24,060	3,303	77,428	-	-	3,303	77,428	80,731	1,307	5/1/2015	1985 / 1991
71 Darlington Road	Beaver Falls	PA	-	1,500	13,500	443	-	1,500	13,944	15,443	4,056	10/31/2005	1997
950 Morgan Highway	Clarks Summit	PA	-	1,001	8,233	318	-	1,001	8,551	9,552	2,763	12/29/2003	2001
145 Broadlawn Drive	Elizabeth	PA	-	696	6,304	689	-	696	6,994	7,689	2,074	10/31/2005	1986
600 N. Pottstown Pike	Exton	PA	-	1,001	8,233	1,051	-	1,001	9,284	10,285	2,913	12/29/2003	2000
475 Virginia Drive	Fort Washington	PA	-	1,010	4,837	105	-	1,010	4,941	5,951	524	9/30/2011	1996
242 Baltimore Pike	Glen Mills	PA	-	1,001	8,233	485	-	1,001	8,718	9,719	2,891	12/29/2003	2001
20 Capital Drive	Harrisburg	PA	-	397	9,333	-	-	397	9,333	9,730	214	1/29/2015	2013
723 Dresher Road	Horsham	PA	-	1,010	4,456	653	-	1,010	5,109	6,119	787	12/22/2010	1983 / 1997
210 Mall Boulevard	King of Prussia	PA	-	1,540	4,743	304	-	1,540	5,047	6,587	873	8/8/2008	1970
216 Mall Boulevard	King of Prussia	PA	-	880	2,871	83	-	880	2,954	3,834	356	1/26/2011	1970
5300 Old William Penn Highway	Murrysville	PA	-	300	2,506	-	-	300	2,506	2,806	991	2/28/2003	1998
800 Manor Drive	New Britain (Chalfont)	PA	-	979	8,052	539	-	981	8,589	9,570	2,844	12/29/2003	1998
7151 Saltsburg Road	Penn Hills	PA	-	200	904	-	-	200	904	1,104	360	2/28/2003	1997
5750 Centre Ave	Pittsburgh	PA	-	3,000	11,828	975	-	3,000	12,803	15,803	2,602	6/11/2008	1991
730 Holiday Drive	Pittsburgh	PA	-	2,480	6,395	2,772	-	2,480	9,167	11,647	1,049	12/22/2010	1985
3043 Walton Road	Plymouth Meeting	PA	-	1,680	9,187	167	-	1,713	9,321	11,034	986	9/30/2011	1969 / 1999

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1400 Riggs Road	South Park	PA	-	898	8,102	247	-	898	8,350	9,247	2,464	10/31/2005	1995
700 Northampton Street	Tiffany Court (Kingston)	PA	-	-	5,682	1,423	-	4	7,102	7,105	2,248	12/29/2003	1997
5250 Meadowgreen Drive	Whitehall	PA	-	1,599	14,401	1,211	-	1,599	15,612	17,211	4,570	10/31/2005	1987
55 Oaklawn Avenue	Cranston	RI	-	261	9,757	23	-	261	9,779	10,040	170	5/1/2015	1995
1304 McLees Road	Anderson	SC	-	295	3,509	213	-	295	3,722	4,017	1,160	11/19/2004	1999
109 Old Salem Road	Beaufort	SC	-	188	2,234	601	-	188	2,835	3,023	1,052	11/19/2004	1999
1119 Pick Pocket Plantation Drive	Beaufort	SC	-	1,200	10,810	477	-	1,200	11,287	12,487	1,508	6/20/2011	2005
719 Kershaw Highway	Camden	SC	-	322	3,697	908	-	322	4,605	4,927	1,465	11/19/2004	1999
2333 Ashley River Road	Charleston	SC	-	848	14,000	704	-	848	14,704	15,552	1,787	6/20/2011	1999
320 Seven Farms Drive (5)	Charleston	SC	4,512	1,092	6,605	314	-	1,092	6,919	8,011	706	5/29/2012	1998
201 Executive Center Drive	Columbia	SC	-	390	4,659	1,092	-	390	5,751	6,141	613	12/22/2010	1985
251 Springtree Drive	Columbia	SC	-	300	1,905	-	-	300	1,905	2,205	689	2/28/2003	1998
3 Summit Terrace	Columbia	SC	-	610	7,900	751	-	610	8,651	9,261	1,423	11/17/2009	2002
7909 Parklane Road	Columbia	SC	-	1,580	4,520	694	-	1,580	5,214	6,794	569	9/30/2011	1990 / 2002
355 Berkmans Lane	Greenville	SC	-	700	7,240	182	-	700	7,422	8,122	1,286	11/17/2009	2002
116 Enterprise Courth	Greenwood	SC	-	310	2,790	193	-	310	2,983	3,293	910	6/3/2005	1999
1901 West Carolina	Hartsville	SC	-	401	4,775	571	-	401	5,346	5,747	1,646	11/19/2004	1999
218 Old Chapin Road	Lexington	SC	-	363	4,322	402	-	363	4,724	5,087	1,506	11/19/2004	1999
491 Highway 17	Little River	SC	-	750	9,018	317	-	750	9,335	10,085	1,150	6/23/2011	2000
1010 Lake Hunter Circle / 987 Bowman Road	Mt. Pleasant	SC	-	3,898	31,613	3,654	-	3,898	35,267	39,165	3,413	7/1/2012	1983 / 1997
9547 Highway 17 North	Myrtle Beach	SC	-	543	3,202	7,791	-	543	10,993	11,536	2,673	1/11/2002	1980
2306 Riverbnk Drive	Orangeburg	SC	-	303	3,607	690	-	303	4,297	4,600	1,362	11/19/2004	1999
1920 Ebenezer Road	Rock Hill	SC	-	300	1,705	-	-	300	1,705	2,005	659	2/28/2003	1998
15855 Wells Highway	Seneca	SC	-	396	4,714	470	-	396	5,184	5,580	1,604	11/19/2004	2000
One Southern Court	West Columbia	SC	-	520	3,831	239	-	520	4,070	4,590	479	12/22/2010	2000

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
1251 Arizona S.W.	Huron	SD	-	45	968	1	-	45	969	1,014	590	6/30/1992	1968
1345 Michigan Ave SW	Huron	SD	-	144	3,108	4	-	144	3,112	3,256	1,895	6/30/1992	1968 / 1977
3600 S. Norton	Sioux Falls	SD	-	253	3,062	4	-	253	3,066	3,319	1,869	6/30/1992	1960 / 1979
6716 Nolensville Road	Brentwood	TN	-	1,528	6,037	66	-	1,528	6,103	7,631	471	11/30/2012	2010
207 Uffelman Drive	Clarksville	TN	-	320	2,994	611	-	320	3,605	3,925	865	12/31/2006	1997
51 Patel Way	Clarksville	TN	-	800	10,322	661	-	800	10,983	11,783	975	12/19/2012	2005
2900 Westside Drive	Cleveland	TN	-	305	3,627	682	-	305	4,309	4,614	1,312	11/19/2004	1998
1010 East Spring Street	Cookeville	TN	-	322	3,828	587	-	322	4,415	4,737	1,331	11/19/2004	1998
105 Sunrise Circle	Franklin	TN	-	322	3,833	845	-	322	4,678	5,000	1,334	11/19/2004	1997
1085 Hartsville Pike	Gallatin	TN	-	280	3,327	394	-	280	3,721	4,001	1,106	11/19/2004	1998
2025 Caldwell Drive	Goodlettsville	TN	-	400	3,507	-	-	400	3,507	3,907	1,266	2/28/2003	1998
1200 North Parkway	Jackson	TN	-	295	3,506	315	-	295	3,820	4,115	1,214	11/19/2004	1999
550 Deer View Way	Jefferson City	TN	-	940	8,057	632	-	940	8,689	9,629	517	10/15/2013	2001 / 2011
3020 Heatherton Way	Knoxville	TN	-	304	3,618	1,803	-	304	5,421	5,725	1,579	11/19/2004	1998
511 Pearson Springs Road	Maryville	TN	-	300	3,207	100	-	300	3,307	3,607	1,195	2/28/2003	1998
1710 Magnolia Blvd	Nashville	TN	-	750	6,750	4,177	-	750	10,927	11,677	2,908	6/3/2005	1979
971 State Hwy 121	Allen	TX	-	2,590	17,912	-	-	2,590	17,912	20,502	3,303	8/21/2008	2006
6818 Austin Center Blvd	Austin	TX	-	1,540	27,467	851	-	1,540	28,318	29,858	5,114	10/31/2008	1994
6937 IH 35 North-Am Founders	Austin	TX	-	760	5,186	295	-	760	5,481	6,241	722	1/26/2011	1980
7600 Capital Texas Highway	Austin	TX	-	300	4,557	-	-	300	4,557	4,857	570	12/22/2010	1996
Bailey Square (1111 W 34th St)	Austin	TX	-	400	21,021	777	-	400	21,798	22,198	4,070	6/25/2008	1975 / 2000
4620 Bellaire Boulevard	Bellaire	TX	-	1,238	11,010	1,680	-	1,238	12,690	13,928	6,359	5/16/1994	1991
120 Crosspoint Drive	Boerne	TX	-	220	4,926	134	-	220	5,060	5,280	1,001	2/7/2008	1990
4015 Interstate 45	Conroe	TX	-	620	14,074	84	-	620	14,158	14,778	1,843	10/26/2010	2009
5455 La Sierra Drive	Dallas	TX	-	2,300	25,200	1,082	-	2,300	26,282	28,582	3,009	12/15/2011	1989

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
7831 Park Lane	Dallas	TX	-	4,709	27,768	6,640	-	4,718	34,399	39,117	12,732	1/11/2002	1990
1575 Belvidere	El Paso	TX	-	2,301	13,567	2,538	-	2,302	16,104	18,406	6,008	1/11/2002	1987
96 E. Frederick Rd.	Fredericksburg	TX	-	280	4,866	4,467	-	280	9,333	9,613	1,069	2/7/2008	1999
6435 S.F.M. 549	Heath	TX	-	1,135	7,892	14	-	1,135	7,906	9,041	596	12/31/2012	2004
13215 Dotson Road	Houston	TX	-	990	13,887	18	-	990	13,905	14,895	1,190	7/17/2012	2007
777 North Post Oak Road	Houston	TX	-	5,537	32,647	15,997	-	5,537	48,644	54,181	15,904	1/11/2002	1989 / 1998
10030 North MacArthur Boulevard	Irving	TX	-	2,186	15,869	7	-	2,186	15,877	18,062	364	1/29/2015	1999
4770 Regent Blvd	Irving	TX	-	2,830	15,082	10	-	2,830	15,092	17,922	2,845	6/25/2008	1995 / 2000
9812 Slide Road	Lubbock	TX	-	1,110	9,797	-	-	1,110	9,798	10,908	1,368	6/4/2010	2009
605 Gateway Central / 601 Steve Hawkins Parkway	Marble Falls	TX	-	1,440	7,125	611	-	1,440	7,736	9,176	661	12/19/2012	1994/2002
7150 N. President George Bush Turnpike	North Garland	TX	-	1,981	8,548	-	-	1,981	8,548	10,529	641	12/31/2012	2006
2265 North Lakeshore Drive	Rockwall	TX	-	497	3,582	-	-	497	3,582	4,078	82	1/29/2015	2013
18302 Talavera Ridge (5)	San Antonio	TX	18,000	6,855	30,630	-	-	6,855	30,630	37,485	702	1/29/2015	2008
21 Spurs Lane (5)	San Antonio	TX	14,825	3,141	23,142	101	-	3,141	23,244	26,384	1,013	4/10/2014	2006
311 Nottingham West (5)	San Antonio	TX	27,134	4,283	25,256	6,378	-	4,283	31,634	35,917	11,924	1/11/2002	1989
511 Knights Cross Drive	San Antonio	TX	-	1,200	6,500	24	-	1,200	6,524	7,724	1,141	11/17/2009	2003
575 Knights Cross Drive	San Antonio	TX	-	1,100	13,900	375	-	1,100	14,275	15,375	2,511	11/17/2009	2003
301 East Airline Road	Victoria	TX	-	99	1,635	-	-	99	1,635	1,735	37	1/29/2015	2011
5055 West Panther Creek Drive (5)	Woodlands	TX	36,674	3,694	21,782	3,945	-	3,694	25,727	29,421	10,636	1/11/2002	1988 / 1989
900 North Taylor Street	Arlington	VA	-	1,885	16,734	270	-	1,885	17,004	18,888	9,122	7/25/1994	1992
2610 Barracks Road	Charlottesville	VA	-	2,976	26,422	432	-	2,976	26,853	29,830	14,461	6/17/1994	1991
491 Crestwood Drive (5)	Charlottesville	VA	9,739	641	7,633	926	-	641	8,559	9,200	2,652	11/19/2004	1998
1005 Elysian Place	Chesapeake	VA	-	2,370	23,705	348	-	2,370	24,053	26,423	2,955	6/20/2011	2006
2856 Forehand Drive	Chesapeake	VA	-	160	1,498	907	-	160	2,405	2,565	823	5/30/2003	1987
4027 Martinsburg Pike	Clear Brook	VA	-	3,775	21,768	-	-	3,775	21,768	25,543	499	1/29/2015	2013

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
4001 Fair Ridge Drive	Fairfax	VA	-	2,500	7,147	837	-	2,638	7,846	10,484	1,490	12/22/2008	1990
20 HeartFields Lane (5)	Fredericksburg	VA	10,212	287	8,480	1,272	-	287	9,752	10,039	3,592	10/25/2002	1998
2800 Polo Parkway	Midlothian	VA	-	1,103	13,126	1,613	-	1,103	14,740	15,842	4,522	11/19/2004	1996
655 Denbigh Boulevard (5)	Newport News	VA	7,791	581	6,921	435	-	581	7,356	7,937	2,281	11/19/2004	1998
6161 Kempsville Rd	Norfolk	VA	-	1,530	9,531	524	-	1,530	10,055	11,585	1,804	12/22/2008	1999
6311 Granby Street	Norfolk	VA	-	1,920	16,538	30	-	1,920	16,568	18,488	2,112	6/20/2011	2005
885 Kempsville Rd	Norfolk	VA	-	1,780	8,354	1,130	-	1,780	9,484	11,264	1,706	5/20/2009	1981
531 Wythe Creek Road	Poquoson	VA	-	220	2,041	839	-	220	2,880	3,100	965	5/30/2003	1987
3000 Skipwith Road	Richmond	VA	-	732	8,717	730	-	732	9,447	10,179	2,892	11/19/2004	1999
9900 Independence Park Drive (5)	Richmond	VA	9,047	326	3,166	-	-	326	3,166	3,492	323	11/22/2011	2005
9930 Independence Park Drive (5)	Richmond	VA	-	604	5,432	-	-	604	5,432	6,036	555	11/22/2011	2005
5620 Wesleyan Drive	Virginia Beach	VA	-	893	7,926	1,417	-	893	9,343	10,236	4,511	5/16/1994	1990
4132 Longhill Road	Williamsburg	VA	-	270	2,468	1,028	-	270	3,496	3,766	1,142	5/30/2003	1987
21717 30th Drive SE	Bothell	WA	-	3,012	12,582	-	-	3,012	12,582	15,594	917	2/14/2013	1998
21823 30th Drive SE	Bothell	WA	-	2,627	12,657	-	-	2,627	12,657	15,284	923	2/14/2013	2000
10330 4th Avenue W	Everett	WA	-	813	6,844	-	-	813	6,844	7,657	117	5/1/2015	1997
516 Kenosia Avenue South	Kent	WA	-	1,300	8,458	1,648	-	1,301	10,105	11,406	852	7/31/2012	1971
204 N. First Street	La Conner	WA	-	321	12,368	-	-	321	12,368	12,689	209	5/1/2015	1998
2956 152nd Ave NE	Redmond	WA	-	5,120	16,683	1,546	-	5,135	18,214	23,349	1,433	1/9/2013	1990 / 2005
555 16th Avenue	Seattle	WA	-	256	4,869	67	-	256	4,936	5,193	2,959	11/1/1993	1964
18740 W. Bluemound Rd.	Brookfield	WI	-	832	3,849	4,087	-	832	7,936	8,768	3,907	12/28/1990	1964 / 1995
3003 West Good Hope Road	Glendale	WI	-	1,500	33,747	-	-	1,500	33,747	35,247	5,273	9/30/2009	1963 / 2003
7007 North Range Line Road	Glendale	WI	-	250	3,797	-	-	250	3,797	4,047	593	9/30/2009	1964 / 2000
215 Washington Street	Grafton	WI	-	500	10,058	-	-	500	10,058	10,558	1,572	9/30/2009	2009
N168W22022 Main Street	Jackson	WI	-	188	5,962	100	-	192	6,058	6,250	169	12/1/2014	2005

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

				Initial Cost to Company				Cost at December 31, 2015
						Cost							Original
					Buildings,	Capitalized			Buildings,				Construction /
					Improvements &	Subsequent to			Improvements &		Accumulated	Date	Renovated
Address	City	State	Encumbrances (1)	Land	Equipment	Acquisition	Impairment	Land	Equipment	Total(2)	Depreciation(3)	Acquired(4)	Date
8351 Sheridan Rd	Kenosha	WI	-	750	7,669	149	—	750	7,817	8,567	1,554	1/1/2008	2000
5601 Burke Rd	Madison	WI	-	700	7,461	63	—	712	7,512	8,224	1,494	1/1/2008	2000
7707 N. Brookline Drive	Madison	WI	-	2,615	35,545	179	—	2,625	35,714	38,339	980	12/1/2014	1999 / 2004 / 2011
10803 N. Port Washington Rd (5)	Mequon	WI	4,148	800	8,388	396	—	800	8,784	9,584	1,789	1/1/2008	1999
701 East Puetz Rd	Oak Creek	WI	-	650	18,396	335	—	650	18,731	19,381	3,759	1/1/2008	2001
321 Riverside Drive	Pewaukee	WI	-	984	2,432	1,237	—	984	3,669	4,654	2,134	9/10/1998	1963 / 1969
W231 N1440 Corporate Court	Pewaukee	WI	-	3,900	41,140	-	—	3,900	41,140	45,040	6,428	9/30/2009	1994
8438 & 8400 Washington Avenue	Racine	WI	-	1,150	22,436	-	—	1,150	22,436	23,586	3,506	9/30/2009	1986
1221 North 26th Street	Sheboygan	WI	-	300	975	-	—	300	975	1,275	152	9/30/2009	1987
1222 North 23rd Street	Sheboygan	WI	-	120	4,014	-	—	120	4,014	4,134	627	9/30/2009	1987
2414 Kohler Memorial Drive	Sheboygan	WI	-	1,400	35,168	-	—	1,400	35,168	36,568	5,495	9/30/2009	1986
1125 N Edge Trail	Verona	WI	-	1,365	9,581	1,019	—	1,365	10,600	11,965	644	11/1/2013	2001 / 2008
1451 Cleveland Avenue	Waukesha	WI	-	68	3,452	3,147	—	68	6,599	6,667	3,845	12/28/1990	1958 / 1995
3289 North Mayfair Road	Wauwatosa	WI	-	2,300	6,245	-	—	2,300	6,245	8,545	976	9/30/2009	1964 / 2000
5301 W. Lincoln Ave	West Allis	WI	-	1,600	20,377	7,390	—	1,600	27,767	29,367	4,580	1/1/2008	2001
503 South 18th Street	Laramie	WY	-	191	3,632	817	—	191	4,449	4,641	2,690	12/30/1993	1964 / 1986
1901 Howell Ave.	Worland	WY	-	132	2,507	1,321	—	132	3,828	3,960	2,118	12/30/1993	1970 / 1996
	Total		$679,690	$777,331	$6,099,880	$594,730	$(15,001)	$781,426	$6,675,514	$7,456,940	$1,147,540

Note: The above table excludes properties classified as held for sale as of December 31, 2015.

(1)	Represents mortgage debts and capital leases, excluding the unamortized balance of fair value adjustments totaling $3.3 million.
(2)	Aggregate cost for federal income tax purposes is approximately $7.9 billion.
(3)	We depreciate buildings and improvements over periods ranging up to 40 years and equipment over periods ranging up to 12 years.
(4)	For assets transferred to us upon our spin off from Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, indicates the dates acquired by EQC.
(5)	These properties are collateral for our $667.5 million of mortgage debts.
(6)	These properties are subject to our $12.2 million of capital leases.

Analysis of the carrying amount of real estate and equipment and accumulated depreciation during the period:

SENIOR HOUSING PROPERTIES TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(dollars are in thousands)

	Real Estate and	Accumulated
	Equipment	Depreciation
Balance at December 31, 2012	$5,002,010	$704,418
Additions	245,364	126,030
Disposals	—	—
Impairment	—	—
Balance at December 31, 2013	5,247,374	830,448
Additions	974,986	142,757
Disposals	—	—
Impairment	—	—
Balance at December 31, 2014	6,222,360	973,205
Additions	1,234,580	174,335
Disposals	—	—
Impairment	—	—
Balance at December 31, 2015	$7,456,940	$1,147,540

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

By:	/s/ David J. Hegarty
David J. Hegarty President and Chief Operating Officer
Dated: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Hegarty	President and Chief Operating Officer	February 23, 2016
David J. Hegarty

/s/ Richard W. Siedel, Jr.	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 23, 2016
Richard W. Siedel

/s/ John L. Harrington	Independent Trustee	February 23, 2016
John L. Harrington

/s/ Lisa Harris Jones	Independent Trustee	February 23, 2016
Lisa Harris Jones

/s/ Adam D. Portnoy	Managing Trustee	February 23, 2016
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 23, 2016
Barry M. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 23, 2016
Jeffrey P. Somers