Form 10-Q
period 2016-03-31
SENIOR HOUSING PROPERTIES TRUST
filed 2016-05-05
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s common shares outstanding as of May 4, 2016: 237,471,559

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

March 31, 2016

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$785,388	$781,426
Buildings and improvements	6,704,728	6,675,514
	7,490,116	7,456,940
Accumulated depreciation	(1,193,550)	(1,147,540)
	6,296,566	6,309,400
Cash and cash equivalents	39,199	37,656
Restricted cash	6,853	6,155
Acquired real estate leases and other intangible assets, net	580,221	604,286
Other assets, net	231,312	202,593
Total assets	$7,154,151	$7,160,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$561,000	$775,000
Unsecured term loans, net	546,493	546,305
Senior unsecured notes, net	1,720,714	1,478,536
Secured debt and capital leases, net	669,314	679,295
Accrued interest	33,628	16,974
Assumed real estate lease obligations, net	114,507	115,363
Other liabilities	185,751	188,857
Total liabilities	3,831,407	3,800,330

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,471,559 issued and outstanding at March 31, 2016 and December 31, 2015	2,375	2,375
Additional paid in capital	4,531,790	4,531,703
Cumulative net income	1,508,862	1,477,590
Cumulative other comprehensive losses	(8,298)	(32,537)
Cumulative distributions	(2,711,985)	(2,619,371)
Total shareholders’ equity	3,322,744	3,359,760
Total liabilities and shareholders’ equity	$7,154,151	$7,160,090

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$161,421	$145,784
Residents fees and services	96,954	82,793
Total revenues	258,375	228,577

Expenses:
Property operating expenses	97,949	85,794
Depreciation	71,223	53,707
General and administrative	10,863	10,574
Acquisition related costs	439	1,158
Impairment of assets	7,390	—
Total expenses	187,864	151,233

Operating income	70,511	77,344

Interest and other income	64	75
Interest expense	(39,280)	(35,942)
Loss on early extinguishment of debt	(6)	(1,409)
Income from continuing operations before income tax expense and equity in earnings of an investee	31,289	40,068
Income tax expense	(94)	(110)
Equity in earnings of an investee	77	72
Income from continuing operations	31,272	40,030
Discontinued operations:
Loss from discontinued operations	—	(241)
Net income	31,272	39,789

Other comprehensive income:
Unrealized gain on investments in available for sale securities	24,187	1,448
Equity in unrealized gain of an investee	52	45
Other comprehensive income	24,239	1,493
Comprehensive income	$55,511	$41,282

Weighted average common shares outstanding (basic)	237,315	221,375
Weighted average common shares outstanding (diluted)	237,329	221,397

Per common share amounts (basic and diluted):
Income from continuing operations	$0.13	$0.18
Loss from discontinued operations	—	(0.00)
Net income	$0.13	$0.18

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$31,272	$39,789
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	71,223	53,707
Amortization of deferred financing fees and debt discounts and premiums	1,356	1,650
Straight line rental income	(4,561)	(3,509)
Amortization of acquired real estate leases and other intangible assets	(1,254)	(1,198)
Loss on early extinguishment of debt	6	1,409
Impairment of assets	7,390	—
Other non-cash adjustments	(985)	(105)
Equity in earnings of an investee	(77)	(72)
Change in assets and liabilities:
Restricted cash	(698)	2,860
Other assets	664	(7,751)
Accrued interest	16,654	11,938
Other liabilities	1,821	6,828
Cash provided by operating activities	122,811	105,546

Cash flows from investing activities:
Real estate acquisitions and deposits	(23,651)	(509,045)
Real estate improvements	(23,173)	(12,339)
Proceeds from sale of properties	644	250
Cash used for investing activities	(46,180)	(521,134)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	659,750
Proceeds from issuance of senior unsecured notes	250,000	—
Proceeds from borrowings on revolving credit facility	98,000	515,000
Repayments of borrowings on revolving credit facility	(312,000)	(595,000)
Repayment of other debt	(9,957)	(32,440)
Loss on early extinguishment of debt settled in cash	—	(1,409)
Payment of debt issuance costs	(8,517)	(583)
Distributions to shareholders	(92,614)	(79,530)
Cash (used for) provided by financing activities	(75,088)	465,788

Increase in cash and cash equivalents	1,543	50,200
Cash and cash equivalents at beginning of period	37,656	27,594
Cash and cash equivalents at end of period	$39,199	$77,794

Supplemental cash flow information:
Interest paid	$21,269	$22,354
Income taxes paid	—	—

Non-cash investing activities:
Acquisitions funded by assumed debt	—	(29,955)

Non-cash financing activities:
Assumption of mortgage notes payable	—	29,955
Issuance of common shares	—	808

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Senior Housing Properties Trust and its subsidiaries, or we, us, or our, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets. We have made reclassifications to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income or shareholders’ equity.

Note 2.  Recent Accounting Pronouncements

On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our condensed consolidated financial statements.

On January 1, 2016, we adopted FASB ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loans, senior unsecured notes and secured debt and capital leases of $3,695, $16,530 and $3,664, respectively, were reclassified from assets to an offset to the associated debt liability in our condensed consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect the accounting for changes in the fair value of available for sale equity investments we hold in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At March 31, 2016, we owned 428 properties (454 buildings) located in 43 states and Washington, D.C. We have accounted for, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

Acquisitions:

In February 2016, we acquired one property (three buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, located in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22,700, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. The accounting for this acquisition was as follows:

					Cash Paid				Acquired
		Number	Number		plus			Acquired	Real Estate		Premium
		of	of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Buildings	Feet (000’s)	Debt (1)	Land	Improvements	Leases (2)	Obligations (2)	Debt	Debt
Feb-16	Minnesota	1	3	128	$22,700	$4,074	$15,223	$5,163	$(1,760)	$—	$—

		1	3	128	$22,700	$4,074	$15,223	$5,163	$(1,760)	$—	$—

(1)	This amount includes the cash we paid plus the debt we assumed, if any, as well as various closing settlement adjustments, but excludes closing costs.
(2)	The weighted average amortization periods for acquired lease intangible assets and assumed real estate lease obligations were 6.4 years and 7.3 years, respectively.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

The allocation of the purchase price of the acquisition shown above is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  These amounts preliminarily allocated to assets acquired and liabilities assumed may change from those used in these condensed consolidated financial statements.

In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8,400, excluding closing costs. We acquired this community using a taxable REIT subsidiary, or TRS, structure and we have entered a management agreement with Five Star Quality Care Inc., or, together with its subsidiaries, Five Star, to manage this community. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 for further information regarding our management arrangements with Five Star.

Also in May 2016, we acquired one MOB (one building) located in Florida with approximately 183,000 square feet for a purchase price of approximately $45,000, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

Impairment:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability of our properties, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value.

During the three months ended March 31, 2016, we recorded impairment charges of $4,391 to write off acquired lease intangible assets associated with lease defaults at two of our triple net leased senior living communities, which were leased to two third party private operators as of March 31, 2016.  In April 2016 we reached an agreement with one of these tenants and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received an amount of $2,365, and entered into a management agreement with Five Star to operate this community on our behalf under a TRS structure. We expect that Five Star will assume operations of the other lease defaulted community on our behalf under a TRS structure in the second quarter of 2016. We also recorded impairment charges of $2,999 to reduce the carrying values of one MOB and one land parcel to their estimated sales prices less costs to sell. In March 2016, we sold this land parcel as described further below under “Dispositions.” The remaining carrying value of these properties is recoverable as of March 31, 2016.

See Note 10 for further information regarding our management arrangements with Five Star.

Discontinued Operations and Properties Held for Sale:

As of March 31, 2016, we had one senior living community with 140 living units and one MOB with approximately 65,000 square feet classified as held for sale.  The real estate assets of this senior living community and MOB are included in other assets in our condensed consolidated balance sheets and have an aggregate net book value of approximately $7,125 at March 31, 2016. In February 2016, we entered an agreement to sell the senior living community for approximately $9,500, which amount does not include potential closing costs we may incur. This sale is subject to conditions; accordingly, we can provide no assurance that we will sell this property, that the sale will not be delayed or that the terms will not change.

Results of operations for properties sold or held for sale are included in discontinued operations in our condensed consolidated statements of comprehensive income when the criteria for discontinued operations in the

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Presentation of Financial Statements Topic of the FASB Accounting Standards Codification are met. The senior living communities which we are or were offering for sale during the periods presented did not meet the criteria for discontinued operations and are included in continuing operations.

Dispositions:

In March 2016, we sold a land parcel, previously classified as held for sale, for approximately $700, excluding closing costs. In February 2015, we sold one vacant senior living community for approximately $250, excluding closing costs.

Note 4.  Investments in Available for Sale Securities

As of March 31, 2016, we owned 4,235,000 common shares of Five Star. We classify these shares as available for sale securities and carry them at fair market value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $14,230. At March 31, 2016, our investment in Five Star had a fair value of $9,698, resulting in an unrealized loss of $4,532 based on Five Star’s quoted share price at March 31, 2016 ($2.29 per share).

In addition, at March 31, 2016, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We also classify these shares of RMR Inc. as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At March 31, 2016, our investment in RMR Inc. had a fair value of $65,962, resulting in an unrealized loss of $3,864 based on RMR Inc.’s quoted share price at March 31, 2016 ($25.01 per share).

See Notes 7 and 10 below for further information regarding our investments in available for sale securities.

Note 5.  Indebtedness

Our principal debt obligations at March 31, 2016 were: (1) outstanding borrowings under our $1,000,000 revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $657,744 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 55 of our properties (56 buildings) with maturity dates between 2016 and 2043.  The 55 mortgaged properties (56 buildings) had a carrying value (before accumulated depreciation) of $1,074,085 at March 31, 2016.  We also had two properties subject to capital leases with lease obligations totaling $11,988 at March 31, 2016; these two properties had a carrying value (before accumulated depreciation) of $36,015 at March 31, 2016, and the capital leases expire in 2026.

In February 2016, we issued $250,000 of 6.25% senior unsecured notes due 2046, and raised net proceeds of approximately $241,483 after underwriting discounts and expenses. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes.

We have a $1,000,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by an additional year to January 15, 2019. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of March 31, 2016, plus a facility fee of 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average annual interest rates for borrowings under our revolving credit facility were 1.7% and 1.5% for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had $561,000 outstanding and $439,000 available for borrowing, and as of May 4, 2016, we had $621,000 outstanding and $379,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $3,682 and $939 for the three months ended March 31, 2016 and 2015, respectively. Our revolving credit facility includes an accordion feature pursuant to which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances.

We have a $200,000 unsecured term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty beginning September 29, 2017. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.2%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.3% for the three months ended March 31, 2016. We incurred interest expense and other associated costs related to this term loan of $1,127 for the three months ended March 31, 2016. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

In addition to our $200,000 term loan, we also have a $350,000 unsecured term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time.  This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2016, the annual interest rate payable on amounts outstanding under this term loan was 1.8%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.9% and 1.6% for the three months ended March 31, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $1,614 and $1,374 for three months ended March 31, 2016 and 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at March 31, 2016.

In December 2014, we entered an agreement to acquire 38 senior living communities. Simultaneous with entering this agreement, we obtained a bridge loan commitment for $700,000. In February 2015, we terminated the bridge loan commitment and we recognized a loss of $1,409 on early extinguishment of debt in the first quarter of 2015 in connection with that termination.

In January 2016, we prepaid at par plus accrued interest a $6,115 mortgage note with a maturity date in April 2016 and an annual interest rate of 5.97% which was secured by one of our properties. In April 2016, we prepaid at par

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

plus accrued interest an $18,000 mortgage note with a maturity date in July 2016 and an annual interest rate of 4.65% which was secured by one of our properties.

Note 6.  Shareholders’ Equity

On February 23, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,614, that was declared on January 11, 2016 and was payable to shareholders of record on January 22, 2016. On April 13, 2016, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2016, of $0.39 per share, or approximately $92,614. We expect to pay this distribution on or about May 19, 2016.

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2016, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
		Quoted Prices in Active	Significant Other	Unobservable
		Markets for Identical	Observable Inputs	Inputs
Description	Total	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities(1)	$75,660	$75,660	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Assets held for sale(2)	$2,421	$—	$—	$2,421

(1)

Our investments in available for sale securities include our 4,235,000 common shares of Five Star and our 2,637,408 shares of RMR Inc. class A common stock. The fair values of these shares are based upon quoted prices at March 31, 2016 in active markets (Level 1 inputs). Our historical cost basis for our Five Star and RMR Inc. shares is $14,230 and $69,826, respectively, as of March 31, 2016. The unrealized losses of $4,532 for our Five Star shares and $3,864 for our RMR Inc. shares as of March 31, 2016 are included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the Five Star and RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

(2)

Assets held for sale consist of one MOB held for sale as of March 31, 2016. The MOB is recorded at its estimated fair value less costs to sell. We used an accepted offer from a third party to purchase this property to determine its fair value as of March 31, 2016.

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, other assets, an unsecured revolving credit facility, unsecured term loans, senior unsecured notes, secured mortgage debt and capital leases and other unsecured obligations and liabilities. At March 31, 2016 and

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

December 31, 2015, the fair values of these financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	As of March 31, 2016		As of December 31, 2015
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,720,714	$1,771,365	$1,478,536	$1,548,613
Secured mortgage debt and capital leases (2)	669,314	715,740	679,295	724,615
	$2,390,028	$2,487,105	$2,157,831	$2,273,228

(1)	Includes unamortized debt issuance costs, premiums and discounts.
(2)

We assumed certain of these secured mortgage debts in connection with our acquisitions of certain properties. We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding six issuances of senior unsecured notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) on or about March 31, 2016.  We estimate the fair values of our secured mortgage debts by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8.  Segment Reporting

As of March 31, 2016, we have four operating segments, of which three are separate reporting segments. The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes the remainder of our operations, including certain properties that offer wellness,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment, and all of our other operations.

	For the Three Months Ended March 31, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$65,308	$—	$91,582	$4,531	$161,421
Residents fees and services	—	96,954	—	—	96,954
Total revenues	65,308	96,954	91,582	4,531	258,375

Expenses:
Property operating expenses	363	72,178	25,408	—	97,949
Depreciation	19,401	20,018	30,856	948	71,223
General and administrative	—	—	—	10,863	10,863
Acquisition related costs	—	—	—	439	439
Impairment of assets	4,391	—	2,999	—	7,390
Total expenses	24,155	92,196	59,263	12,250	187,864

Operating income (loss)	41,153	4,758	32,319	(7,719)	70,511

Interest and other income	—	—	—	64	64
Interest expense	(6,382)	(2,564)	(953)	(29,381)	(39,280)
Loss on early extinguishment of debt	—	(6)	—	—	(6)
Income (loss) before income tax expense and equity in earnings of an investee	34,771	2,188	31,366	(37,036)	31,289
Income tax expense	—	—	—	(94)	(94)
Equity in earnings of an investee	—	—	—	77	77
Net income (loss)	$34,771	$2,188	$31,366	$(37,053)	$31,272

	As of March 31, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,238,090	$1,252,520	$3,359,385	$304,156	$7,154,151

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended March 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$55,251	$—	$86,001	$4,532	$145,784
Residents fees and services	—	82,793	—	—	82,793
Total revenues	55,251	82,793	86,001	4,532	228,577

Expenses:
Property operating expenses	—	62,403	23,391	—	85,794
Depreciation	15,125	8,460	29,174	948	53,707
General and administrative	—	—	—	10,574	10,574
Acquisition related costs	—	—	—	1,158	1,158
Total expenses	15,125	70,863	52,565	12,680	151,233

Operating income (loss)	40,126	11,930	33,436	(8,148)	77,344

Interest and other income	—	—	—	75	75
Interest expense	(5,985)	(2,019)	(1,768)	(26,170)	(35,942)
Loss on extinguishment of debt	—	—	—	(1,409)	(1,409)
Income (loss) before income tax expense and equity in earnings of an investee	34,141	9,911	31,668	(35,652)	40,068
Income tax expense	—	—	—	(110)	(110)
Equity in earnings of an investee	—	—	—	72	72
Income (loss) from continuing operations	34,141	9,911	31,668	(35,690)	40,030
Discontinued operations:
Loss from discontinued operations	—	—	(241)	—	(241)
Net income (loss)	$34,141	$9,911	$31,427	$(35,690)	$39,789

	As of December 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

Note 9. Significant Tenant

Five Star is our most significant tenant.  Rental income from Five Star represented 18.6% of our total revenues for the three months ended March 31, 2016, and the properties Five Star leases from us represented 28.7% of our total investments, at cost, as of March 31, 2016.  As of March 31, 2016, Five Star also managed 60 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC and others related to them, including other companies to which RMR LLC provides management services and which have trustees,

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

directors and officers who are also our trustees or officers. These relationships include Select Income REIT, or SIR, from which we acquired 23 MOBs in January 2015.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Five Star:  Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001. We are Five Star’s largest stockholder. As of March 31, 2016, we owned 4,235,000 of Five Star’s common shares, representing approximately 8.6% of Five Star’s outstanding common shares.  Five Star is our largest tenant and a manager of certain of our senior living communities.

As of March 31, 2016, we leased 177 senior living communities to Five Star.  We recognized total rental income from Five Star of $48,108 and $47,691 for the three months ended March 31, 2016 and 2015, respectively.  These amounts exclude estimated percentage rent payments of $1,473 and $1,456 for the three months ended March 31, 2016 and 2015, respectively, received from Five Star.  We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  During the three months ended March 31, 2016 and 2015, pursuant to the terms of our leases with Five Star, we purchased $5,755 and $4,060, respectively, of improvements to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $462 and $328, respectively.  As of March 31, 2016 and December 31, 2015, our rents receivable from Five Star were $16,022 and $17,466, respectively, and those amounts are included in other assets in our condensed consolidated balance sheets.

As of March 31, 2016 and 2015, Five Star managed 60 and 46 senior living communities for our account, respectively.  We incurred management fees payable to Five Star of $2,804 and $2,523 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8,400, excluding closing costs. We acquired this community using a TRS structure and entered a management agreement with Five Star to manage this community on terms substantially consistent with our other management agreements with Five Star for senior living communities that include assisted living units.

The tenants for two senior living communities we acquired in 2015 have defaulted their leases. For one of these senior living communities, which is located in North Carolina and has 87 living units, we have entered into a management agreement with Five Star to manage this community on terms substantially consistent with our other management agreements with Five Star for senior living communities that include assisted living units. The other senior living community with a defaulted lease is located in Alabama and has 163 living units; we expect that Five Star will assume operations of the other lease defaulted community on our behalf under a TRS structure and that we will enter into a management agreement with Five Star to manage this community on terms substantially consistent with our other management agreements with Five Star for senior living communities that include assisted living units, in the second quarter of 2016.

We expect that we may amend certain provisions of our management arrangements with Five Star as circumstances affecting the managed communities change and that we may enter into leases and additional management arrangements with Five Star for senior living communities that we may acquire in the future.

D&R Yonkers LLC:  In order to accommodate certain requirements of New York healthcare licensing laws, one of our TRSs subleases a part of a senior living community we own that is managed by Five Star to D&R Yonkers LLC. D&R Yonkers LLC is owned by our President and Chief Operating Officer and Five Star’s treasurer and chief financial officer.  Our transactions and balances with D&R Yonkers LLC are eliminated upon consolidation for accounting purposes and are not separately stated and do not appear in our condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

RMR LLC:    Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $8,347 and $8,869 for the three months ended March 31, 2016 and 2015, respectively.  No incentive fees were estimated to be payable to RMR LLC for the three months ended March 31, 2016 and 2015, respectively.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 39,467 of our common shares to RMR LLC for the three months ended March 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,546 and $2,438 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $2,128 and $1,387 for property management related expenses for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $585 and $461 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $52 for the three months ended March 31, 2016. We did not lease any property to, and did not recognize any rental income from, RMR LLC for the three months ended March 31, 2015.

RMR Inc.: In June 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services, or collectively, the Other REITs, participated in a transaction whereby we and the Other REITs each acquired shares of class A common stock of RMR Inc. and simultaneously amended our business and property managements with RMR LLC to, among other things, provide for continuing 20 year terms.  RMR Inc. is the managing member of RMR LLC and RMR LLC is a subsidiary of RMR Inc.  The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.

In connection with our acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares; this liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  We are amortizing this liability ratably through December 31, 2035 as a reduction to our management fees expense.  For the three months ended March 31, 2016, we amortized $943 of this liability, which is reflected in the net business management and property management fee amounts for the period.  As of March 31, 2016, the unamortized amount of this liability was $74,762.

As of March 31, 2016, we own 2,637,408 shares of class A common stock of RMR Inc.  We receive dividends on these shares as declared and paid by RMR Inc. to all holders of shares of RMR Inc. class A common stock.  We did

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

not receive any dividends on these shares during the three months ended March 31, 2016. However, on April 13, 2016, RMR Inc. declared a dividend of $0.2993 on its shares of class A common stock payable to shareholders of record on April 25, 2016.  RMR Inc. has stated that this dividend represents a regular quarterly dividend of $0.25 per share of class A common stock for the quarter ended March 31, 2016 plus a pro rata dividend of $0.0493 per share of class A common stock for the period from December 14, 2015 to December 31, 2015.  RMR Inc. has stated that it expects to pay this dividend on or about May 19, 2016.

AIC:    We and six other companies to which RMR LLC provides management services each own in equal amounts Affiliates Insurance Company, or AIC.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2016, our investment in AIC had a carrying value of $6,956; this amount is included in other assets in our condensed consolidated balance sheets.  We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively.  Our other comprehensive loss includes our proportional part of unrealized gains on securities held for sale which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.

Note 11.  Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended March 31, 2016 and 2015, we recognized income tax expense of $94 and $110, respectively.

Note 12. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common shares for basic earnings per share	237,315	221,375
Effect of dilutive securities: unvested share awards	14	22
Weighted average common shares for diluted earnings per share	237,329	221,397

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At March 31, 2016, we owned 428 properties (454 buildings) located in 43 states and Washington, D.C., (including two properties (two buildings) classified as held for sale).  At March 31, 2016, the undepreciated carrying value of our properties was $7.5 billion, excluding properties classified as held for sale. For the three months ended March 31, 2016, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except per living unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q1 2016	Q1 2016
(As of March 31, 2016)	Properties	Square Feet		Carrying Value(1)	Investment	Square Foot(2)	NOI(3)	NOI (3)

Facility Type
Independent living(4)	68	16,457		$2,239,563	29.9%	$136,086	$46,204	28.9%
Assisted living(4)	187	13,746		1,850,594	24.7%	$134,628	38,992	24.3%
Nursing homes(4)	41	4,446		187,527	2.5%	$42,179	4,525	2.8%
Subtotal senior living communities	296	34,649		4,277,684	57.1%	$123,458	89,721	56.0%
MOBs (5)	122	11,444,229	sq. ft.	3,032,415	40.5%	$265	66,174	41.2%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,531	2.8%
Total	428			$7,490,116	100.0%		$160,426	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	83	6,043		$696,551	9.3%	$115,266	$14,671	9.1%
Five Star (Lease No. 2)	48	7,032		707,669	9.4%	$100,636	16,050	10.1%
Five Star (Lease No. 3)	17	3,281		356,778	4.8%	$108,741	8,629	5.4%
Five Star (Lease No. 4)	29	3,335		392,145	5.2%	$117,585	8,756	5.5%
Subtotal Five Star	177	19,691		2,153,143	28.7%	$109,347	48,106	30.1%
Sunrise / Marriott(6)	4	1,619		126,326	1.7%	$78,027	3,135	2.0%
Brookdale	18	894		61,811	0.8%	$69,140	1,810	1.1%
13 private senior living companies (combined)	32	3,910		544,461	7.3%	$139,248	11,894	7.4%
Subtotal triple net leased senior living communities	231	26,114		2,885,741	38.5%	$110,506	64,945	40.6%
Managed senior living communities(7)	65	8,535		1,391,943	18.6%	$163,086	24,776	15.4%
Subtotal senior living communities	296	34,649		4,277,684	57.1%	$123,458	89,721	56.0%
MOBs (5)	122	11,444,229	sq. ft.	3,032,415	40.5%	$265	66,174	41.2%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,531	2.8%
Total	428			$7,490,116	100.0%		$160,426	100.0%

Tenant / Managed Property Operating Statistics(8)

	Rent Coverage		Occupancy
	2016	2015	2016	2015

Five Star (Lease No. 1)	1.12x	1.17x	85.1%	85.2%
Five Star (Lease No. 2)	1.11x	1.10x	81.5%	82.2%
Five Star (Lease No. 3)	1.56x	1.54x	84.9%	86.6%
Five Star (Lease No. 4)	1.29x	1.20x	88.2%	87.7%
Subtotal Five Star	1.23x	1.22x	84.3%	84.8%
Sunrise / Marriott(6)	1.94x	1.98x	90.6%	92.5%
Brookdale	2.81x	2.56x	89.3%	94.4%
13 private senior living companies (combined)	1.28x	1.93x	86.3%	85.2%
Subtotal triple net leased senior living communities	1.33x	1.35x	85.1%	85.7%
Managed senior living communities(7)	NA	NA	87.9%	88.5%
Subtotal senior living communities	1.33x	1.35x	85.8%	86.3%
MOBs (5)	NA	NA	95.8%	96.2%
Wellness centers	1.91x	2.00x	100.0%	100.0%
Total	1.37x	1.40x

(1)

Amounts are before depreciation, but after impairment write downs, if any. Amounts exclude investment carrying values totaling approximately $7.1 million for one skilled nursing facility, or SNF, and one MOB classified as held for sale as of March 31, 2016, which are included in other assets in our condensed consolidated balance sheets.

(2)	Represents investment carrying value divided by the number of living units, beds or square feet at March 31, 2016, as applicable.
(3)	NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2.
(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the community.
(5)

These 122 MOB properties are comprised of 148 buildings.  Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(7)

These senior living communities are managed by Five Star and one other third party private operator. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, March 31, 2016 was 87.7%.

(8)

Operating data for MOBs are presented as of March 31, 2016 and 2015; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended December 31, 2015 and 2014, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of certain properties.

The following tables set forth information regarding our lease expirations as of March 31, 2016 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)

2016 (3)	$974	$21,133	$—	$22,107	3.4%	3.4%
2017	—	28,314	—	28,314	4.4%	7.8%
2018	14,719	25,676	—	40,395	6.2%	14.0%
2019	590	39,046	—	39,636	6.1%	20.1%
2020	—	29,822	—	29,822	4.6%	24.7%
2021	1,424	9,923	—	11,347	1.8%	26.5%
2022	—	12,427	—	12,427	1.9%	28.4%
2023	16,839	9,715	7,490	34,044	5.3%	33.7%
2024	68,678	36,101	—	104,779	16.2%	49.9%
Thereafter	168,607	144,577	10,550	323,734	50.1%	100.0%
Total	$271,831	$356,734	$18,040	$646,605	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  9.0 years

(1)

Annualized rental income is rents pursuant to existing leases as of March 31, 2016, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended March 31, 2016, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2016 — 3.0%; 2017 — 3.8%; 2018 — 5.4%; 2019 — 5.3%; 2020 — 4.0%; 2021 — 1.5%; 2022 — 1.7%; 2023 — 4.6%; 2024 —  14.1%; and thereafter — 56.6%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.9 years.

(3)

Includes one SNF classified as held for sale as of March 31, 2016. The tenant continues to occupy this community and is obligated by the lease in effect at December 31, 2015, including the payment of rent.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)

2016 (2)	1	116	—	117	17.8%	17.8%
2017	—	105	—	105	15.9%	33.7%
2018	1	95	—	96	14.6%	48.3%
2019	1	80	—	81	12.3%	60.6%
2020	—	68	—	68	10.3%	70.9%
2021	1	35	—	36	5.5%	76.4%
2022	—	32	—	32	4.9%	81.3%
2023	2	17	1	20	3.0%	84.3%
2024	3	25	—	28	4.2%	88.5%
Thereafter	10	65	1	76	11.5%	100.0%
Total	19	638	2	659	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

(2)

Includes one SNF classified as held for sale as of March 31, 2016.  The tenant continues to occupy this community and is obligated by the lease in effect at December 31, 2015, including the payment of rent.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2016 (2)	140	0.5%	0.5%	640,234	—	640,234	5.4%	5.4%
2017	—	—%	0.5%	1,041,651	—	1,041,651	8.8%	14.2%
2018	1,619	6.2%	6.7%	879,038	—	879,038	7.5%	21.7%
2019	175	0.7%	7.4%	1,255,205	—	1,255,205	10.7%	32.4%
2020	—	—%	7.4%	1,419,674	—	1,419,674	12.1%	44.5%
2021	361	1.4%	8.8%	369,099	—	369,099	3.1%	47.6%
2022	—	—%	8.8%	482,201	—	482,201	4.1%	51.7%
2023	894	3.4%	12.2%	725,745	354,000	1,079,745	9.2%	60.9%
2024	6,561	25.1%	37.3%	1,379,412	—	1,379,412	11.7%	72.6%
Thereafter	16,364	62.7%	100.0%	2,775,173	458,000	3,233,173	27.4%	100.0%
Total	26,114	100.0%		10,967,432	812,000	11,779,432	100.0%

(1)

Excludes 8,535 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2016 — 0.4%; 2017 — 0.0%; 2018 — 4.7%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 2.6%; 2024 — 18.9%; and thereafter — 71.9%.

(2)

Includes one SNF classified as held for sale as of March 31, 2016.  The tenant continues to occupy this community and is obligated by the lease in effect at December 31, 2015, including the payment of rent.

During the three months ended March 31, 2016, we entered into MOB lease renewals for 309,000 leasable square feet and new leases for 34,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $15.34 per square foot, and these rental rates were, on a weighted average basis, 1.4% above previous rents charged for the same space.  Average lease terms for leases entered into during the first quarter of 2016 were 6.2 years based on annualized rental income pursuant to existing leases as of March 31, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the first quarter of 2016 totaled $2.9 million, or $8.35 per square foot on average (approximately $1.34 per square foot per year of the lease term).

During the past several years, weak economic conditions throughout the country have negatively affected many businesses both in and outside of our industry. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that our senior living community tenants and managers provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for the services that our tenants and managers provide.  For the past two to three years, low capital costs appear to have encouraged increased senior living development.  As the recently developed senior living communities begin operations during the next two years, we expect to experience continuing challenges in maintaining or increasing occupancy or the rates that our tenants and managers charge at our senior living communities.

RESULTS OF OPERATIONS (dollars and square feet in thousands, unless otherwise noted)

We have four operating segments, of which three are separate reporting segments: (i) triple net senior living communities that provide short term and long term residential care and other services for residents, (ii) managed senior living communities that provide short term and long term residential care and other services for residents and (iii) MOBs. The “All Other” category includes the remainder of our operations, including certain properties that offer wellness, fitness and spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment, and all of our other operations.

	Three Months Ended
	March 31,
	2016	2015

Revenues:
Triple net leased senior living communities	$65,308	$55,251
Managed senior living communities	96,954	82,793
MOBs	91,582	86,001
All other operations	4,531	4,532
Total revenues	$258,375	$228,577

Net income:
Triple net leased senior living communities	$34,771	$34,141
Managed senior living communities	2,188	9,911
MOBs	31,366	31,427
All other operations	(37,053)	(35,690)
Net income	$31,272	$39,789

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended March 31, 2016 against the comparable 2015 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Total properties	231	214	211	211
# of units / beds	26,114	24,016	23,824	23,824
Tenant operating data(2)
Occupancy	84.5%	85.3%	84.8%	85.7%
Rent coverage	1.33x	1.33x	1.35x	1.35x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2015.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended December 31, 2015 and 2014 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  The table excludes data for periods prior to our ownership of certain of these properties.

Triple net leased senior living communities, all properties:

	Three Months Ended March 31,
	2016	2015	Change	% Change

Rental income	$65,308	$55,251	$10,057	18.2%
Property operating expenses	(363)	—	(363)	(100.0)%
Net operating income (NOI)	64,945	55,251	9,694	17.5%

Depreciation expense	(19,401)	(15,125)	(4,276)	(28.3)%
Impairment of assets	(4,391)	—	(4,391)	100.0%
Operating income	41,153	40,126	1,027	2.6%

Interest expense	(6,382)	(5,985)	(397)	(6.6)%
Net income	$34,771	$34,141	$630	1.8%

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

Rental income. Rental income increased primarily because of rents from 20 triple net leased senior living communities we acquired in May and September 2015. Rental income also increased due to increased rents resulting from our purchase of approximately $27,199 of improvements made to our properties that are leased to Five Star since January 1, 2015. These increases in rental income were partially offset by the sale of four senior living communities since January 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $1,172 and $52 for the three months ended March 31, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $892, primarily as a result of our improvement purchases at certain of the 211 communities we have owned continuously since January 1, 2015 and the resulting increased rent pursuant to the terms of the leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the defaulted leases at two triple net leased senior living communities we acquired in 2015 which were leased to third party private operators as of March 31, 2016. In April 2016 we reached an agreement with one of these tenants and its guarantor and terminated the lease which was in effect at March 31, 2016. The community’s operations were transferred to Five Star, which began managing this community on our behalf under a TRS structure. We expect that Five Star will assume operations of the other lease defaulted community on our behalf under a TRS structure in the second quarter of 2016.

Net operating income.  NOI increased because of the changes in rental income described above.  We typically incur minimal property operating expenses at our triple net leased senior living communities, as almost all of these expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense recognized in this segment increased primarily as a result of the acquisitions and capital improvement purchases described above.

Impairment of assets. We recorded impairment of assets charges to write off acquired lease intangible assets associated with the two communities where the tenants defaulted on their leases as discussed above.

Interest expense.  Interest expense for our triple net leased senior living communities arises from mortgage debt and capital leases which encumber certain of these properties.  The increase in interest expense is due to the assumption of $56,691 in aggregate principal amount of mortgage debts encumbering four properties with a weighted average annual interest rate of 5.33% in connection with the May and September 2015 acquisitions of 20 triple net leased senior living communities. The increase in interest expense is partially offset by the repayment of mortgage debts with an aggregate principal balance of $13,842 and a weighted average annual interest rate of 5.77% since January 1, 2015, as well as regularly scheduled amortization of our mortgage debts.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Total properties	65	46	46	46
# of units / beds	8,535	7,290	7,290	7,290
Occupancy:	87.5%	88.0%	87.1%	88.0%
Average monthly rate	$4,274	$4,300	$4,353	$4,300

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2015.

Managed senior living communities, all properties:

	Three Months Ended March 31,
	2016	2015	Change	% Change

Residents fees and services	$96,954	$82,793	$14,161	17.1%
Property operating expenses	(72,178)	(62,403)	(9,775)	(15.7)%
Net operating income (NOI)	24,776	20,390	4,386	21.5%

Depreciation expense	(20,018)	(8,460)	(11,558)	(136.6)%
Operating income	4,758	11,930	(7,172)	(60.1)%

Interest expense	(2,564)	(2,019)	(545)	(27.0)%
Loss on early extinguishment of debt	(6)	—	(6)	(100.0)%
Net income	$2,188	$9,911	$(7,723)	(77.9)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities. We recognize these revenues as services are provided.  The increase in residents fees and services is primarily because of residents fees and services from 20 managed senior living communities we acquired in May 2015.

Property operating expenses.  Property operating expenses include expenses incurred at our managed senior living communities and consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. The increase in property operating expenses is primarily the result of the acquisitions described above.

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

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties.  The increase in interest expense is due to the assumption of $94,786 in aggregate principal amount of mortgage debts encumbering 13 properties with a weighted average annual interest rate of 4.12% in connection with our May 2015 acquisition of 20 managed senior living communities, partially offset by the prepayment or repayment of $52,069 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 5.90%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with the prepayment of one mortgage in January 2016.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2015):

	Three Months Ended March 31,
	2016	2015	Change	% Change

Residents fees and services	$83,472	$82,793	$679	0.8%
Property operating expenses	(62,411)	(62,403)	(8)	(0.0)%
Net operating income (NOI)	21,061	20,390	671	3.3%

Depreciation expense	(9,475)	(8,457)	(1,018)	(12.0)%
Operating income	11,586	11,933	(347)	(2.9)%

Interest expense	(1,553)	(2,019)	466	23.1%
Loss on early extinguishment of debt	(6)	—	(6)	(100.0)%
Net income	$10,027	$9,914	$113	1.1%

Residents fees and services. We recognize residents fees and services as services are provided. Our residents fees and services increased year over year on a comparable property basis primarily because of an increase in the average monthly rate of approximately 1.2% at the 46 communities we have owned continuously since January 1, 2015, partially offset by a decrease in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses remained essentially unchanged during the first quarter of 2016 compared to the first quarter of 2015.

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

Depreciation expense.  Depreciation expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation expense results from our purchase of improvements at these properties since January 1, 2015.

Interest expense. Interest expense for our managed senior living communities arises from mortgage debts secured by certain of these properties.  Interest expense decreased as a result of the prepayment or repayment of $52,069 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 5.90%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. We recognized a loss on early extinguishment of debt in connection with the prepayment of one mortgage in January 2016.

MOBs:

	All Properties (1)		Comparable Properties (1) (2)
	As of and for the Three Months		As of and for the Three Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
Total properties	122	121	98	98
Total buildings	148	145	122	122
Total square feet(3)	11,444	11,312	9,146	9,142
Occupancy(4)	95.8%	96.2%	94.8%	95.3%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since January 1, 2015.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended March 31,
	2016	2015	Change	% Change

Rental income	$91,582	$86,001	$5,581	6.5%
Property operating expenses	(25,408)	(23,391)	(2,017)	(8.6)%
Net operating income (NOI)	66,174	62,610	3,564	5.7%

Depreciation expense	(30,856)	(29,174)	(1,682)	(5.8)%
Impairment of assets	(2,999)	—	(2,999)	(100.0)%
Operating income	32,319	33,436	(1,117)	(3.3)%

Interest expense	(953)	(1,768)	815	46.1%
Income from continuing operations	31,366	31,668	(302)	(1.0)%
Discontinued operations:
Loss from discontinued operations	—	(241)	241	100.0%
Net income	$31,366	$31,427	$(61)	(0.2)%

Rental income. Rental income increased primarily because of rents from 24 MOBs (26 buildings) we acquired since January 1, 2015, as well as the changes at our comparable MOB properties, which are further discussed below. Rental income includes non-cash straight line rent adjustments totaling $3,252 and $3,320 and net amortization of approximately $1,199 and $1,143 of above and below market lease adjustments for the three months ended March 31, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of the acquisitions described above, as well as the changes at our comparable MOB properties, which are further discussed below.

Net operating income.  NOI increased because of the changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense increased primarily because of our MOB acquisitions since January 1, 2015, as well as capital improvement expenditures of $35,507 since January 1, 2015.

Impairment of assets. Impairment of assets for the three months ended March 31, 2016 relates to reducing the carrying value of one MOB classified as held for sale to its estimated sale price less costs to sell, as well as reducing the carrying value of a land parcel that was sold in March 2016 to its sale price.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of the repayment of $52,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.64% as well as the regularly scheduled amortization of our mortgage debts, partially offset by the assumption of $29,955 in aggregate principal amount of mortgage debts in connection with our acquisition of two MOBs (two buildings) since January 1, 2015 with a weighted average annual interest rate of 4.73%.

Loss from discontinued operations. Loss from discontinued operations for the three months ended March 31, 2015 relates to one MOB (four buildings) which was sold in April 2015.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2015):

	Three Months Ended March 31,
	2016	2015	Change	% Change

Rental income	$80,698	$78,942	$1,756	2.2%
Property operating expenses	(23,360)	(22,263)	(1,097)	(4.9)%
Net operating income (NOI)	57,338	56,679	659	1.2%

Depreciation expense	(25,754)	(25,888)	134	0.5%
Impairment of assets	(2,975)	—	(2,975)	(100.0)%
Operating income	28,609	30,791	(2,182)	(7.1)%

Interest expense	(685)	(1,536)	851	55.4%
Net income	$27,924	$29,255	$(1,331)	(4.5)%

Rental income. Rental income increased during the three months ended March 31, 2016 compared to the same period in the prior year. The increase in rental income primarily resulted from an increase in tax escalation income and other reimbursable expenses at certain of our properties. Rental income includes non-cash straight line rent adjustments totaling $2,565 and $2,793 and net amortization of approximately $1,169 and $1,150 of above and below market lease adjustments for the three months ended March 31, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased principally because of increases in real estate tax expenses and salaries and benefits expenses at certain of these properties and other direct costs of operating these properties. These expenses were partially offset by a decrease in landscaping and snow removal expenses at various properties during the first quarter of 2016 compared to the first quarter of 2015.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation expense.  Depreciation expense decreased slightly due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and depreciation expense on fixed assets.

Impairment of assets. Impairment of assets for the three months ended March 31, 2016 relates to reducing the carrying value of one MOB classified as held for sale to its estimated sale price less costs to sell.

Interest expense.  Interest expense for our MOBs arises from mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of the repayment of $52,000 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 5.64%, as well as the regularly scheduled amortization of our mortgage debts.

All other operations(1):

	Three Months Ended March 31,
	2016	2015	Change	% Change

Rental income	$4,531	$4,532	$(1)	(0.0)%

Expenses:
Depreciation expense	(948)	(948)	—	—%
General and administrative	(10,863)	(10,574)	(289)	(2.7)%
Acquisition related costs	(439)	(1,158)	719	62.1%
Total expenses	(12,250)	(12,680)	430	3.4%
Operating loss	(7,719)	(8,148)	429	5.3%

Interest and other income	64	75	(11)	(14.7)%
Interest expense	(29,381)	(26,170)	(3,211)	(12.3)%
Loss on extinguishment of debt	—	(1,409)	1,409	100.0%
Loss before income tax expense and equity in earnings of an investee	(37,036)	(35,652)	(1,384)	(3.9)%
Income tax expense	(94)	(110)	16	14.5%
Equity in earnings of an investee	77	72	5	6.9%
Net loss	$(37,053)	$(35,690)	$(1,363)	(3.8)%

(1)

All other operations includes our wellness center operations that we do not consider a significant operating segment of our business and our operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent totaling approximately $137 for each of the three months ended March 31, 2016 and 2015. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended March 31, 2016 and 2015.

Depreciation expense.  Depreciation expense remained consistent as we did not make any wellness center acquisitions or other capital improvements in this segment for the three months ended March 31, 2016 and 2015. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2015, partially offset by lower business management fees payable to RMR LLC in 2016 due to the fees being based on an average market capitalization calculation rather than average historical cost of assets.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2016 and 2015. Acquisition related costs decreased during the three months ended March 31, 2016 due to a decrease in the number of properties acquired during the first three months of 2016 compared to the first three months of 2015.

Interest and other income.  The decrease in interest and other income is primarily a result of less investable cash on hand during the first quarter of 2016 compared to the first quarter of 2015.

Interest expense.  Interest expense increased due to our borrowing a $200,000 term loan in September 2015 at an interest rate of LIBOR plus a premium of 180 basis points as well as increased borrowings under our revolving credit facility and our issuance of $250,000 of 6.25% senior unsecured notes due 2046 in February 2016. These increases were partially offset by the November 2015 prepayment of our $250,000 of 4.30% senior unsecured notes due 2016.

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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three months ended March 31, 2016 and 2015.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our activities.

Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs and gains and losses on early extinguishment of debt, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2016 and 2015 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	Three Months Ended
	March 31,
	2016	2015

Net income	$31,272	$39,789
Depreciation expense from continuing operations	71,223	53,707
Impairment of assets from continuing operations	7,390	—
FFO	109,885	93,496
Acquisition related costs from continuing operations	439	1,158
Loss on early extinguishment of debt	6	1,409
Percentage rent adjustment(1)	2,600	2,500
Normalized FFO	$112,930	$98,563

Weighted average shares outstanding (basic)	237,315	221,375
Weighted average shares outstanding (diluted)	237,329	221,397

FFO per share (basic and diluted)	$0.46	$0.42
Normalized FFO per share (basic and diluted)	$0.48	$0.45
Net income per share (basic and diluted)	$0.13	$0.18
Distributions declared per share	$0.39	$0.39

(1)

In calculating net income in accordance with GAAP, we recognize percentage rental income received for the full year in the fourth quarter, which is when all contingencies are met and the income is earned.  Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in our calculation of Normalized FFO for each of the first three quarters of the year, and the fourth quarter Normalized FFO calculation excludes the amounts that had been included during the first three quarters.

Property Net Operating Income (NOI)

We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs.

Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$64,945	$55,251
Managed communities NOI	24,776	20,390
MOB NOI	66,174	62,610
All other operations NOI	4,531	4,532
Total NOI	160,426	142,783
Depreciation expense	(71,223)	(53,707)
General and administrative expense	(10,863)	(10,574)
Acquisition related costs	(439)	(1,158)
Impairment of assets	(7,390)	—
Operating income	70,511	77,344

Interest and other income	64	75
Interest expense	(39,280)	(35,942)
Loss on early extinguishment of debt	(6)	(1,409)
Income before income tax expense and equity in earnings of an investee	31,289	40,068
Income tax expense	(94)	(110)
Equity in earnings of an investee	77	72
Income from continuing operations	31,272	40,030
Loss from discontinued operations	—	(241)
Net income	$31,272	$39,789

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds to meet operating and capital expenses and debt service obligations and to pay distributions on our common shares are rental income revenues from our leased properties, residents fees and services revenues from our managed communities and borrowings under our revolving credit facility. We believe that these sources will be sufficient to meet our operating and capital expenses and debt service and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;
•	our ability to control operating expenses at our properties;
•	our managers’ ability to operate our managed senior living communities so as to increase our returns; and
•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses.

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows: (i) cash provided by operating activities increased from $105.5 million in 2015 to $122.8 million in 2016; (ii) cash used for investing activities decreased from $521.1 million in 2015 to $46.2 million in 2016; and (iii) cash flows provided by (used for)  financing activities decreased from $465.8 million provided in 2015 to $75.1 million used in 2016.

The increase in cash provided by operating activities for the three months ended March 31, 2016 compared to the prior year was due primarily to increased operating cash flow from our acquisitions since January 1, 2015. Cash used for investing activities decreased in 2016 primarily due to higher acquisition activity in the first three months of 2015 than in the first three months of 2016. The decrease in cash provided by financing activities for the three months ended March 31, 2016 compared to the prior year was due primarily to (i) proceeds of $659.8 million from our issuance of common shares in 2015, (ii) increased aggregate distributions to shareholders in 2016 due to additional common shares outstanding and (iii) increased net repayments of borrowings in 2016 compared to the prior year, partially offset by our issuance of $250.0 million senior unsecured notes in 2016.

Our Investment and Financing Liquidity and Resources

As of March 31, 2016, we had $39.2 million of cash and cash equivalents and $439.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flow from our operations to fund our operations, debt repayments, distributions, future property acquisitions, expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. Our revolving credit facility requires interest to be paid at LIBOR plus a premium, which was 130 basis points per annum as of March 31, 2016. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2016, the annual interest rate required on borrowings under our revolving credit facility was 1.7%. As of March 31, 2016 and May 4, 2016, we had $561.0 million and $621.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility, term loans, mortgages and senior unsecured notes approach, we intend to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

We have a $350.0 million unsecured term loan that matures on January 15, 2020, and is prepayable without penalty, at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 1.8%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of March 31, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.2%.

In February 2016, we issued $250.0 million of 6.25% senior unsecured notes due 2046, raising net proceeds of approximately $241.5 million after underwriting discounts and expenses. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes.

In January 2016, we prepaid, at par, a $6.1 million mortgage note with an annual interest rate of 5.97% which was secured by one of our properties. In April 2016, we prepaid, at par, an $18.0 million mortgage note with an annual interest rate of 4.65% which was secured by one of our properties.

In February 2016, we acquired one MOB (three buildings) in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22.7 million, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8.4 million, excluding closing costs. We acquired this community using a TRS structure, and entered into a management agreement with Five Star to manage this community on our behalf.  Also in May 2016, we acquired one MOB (one building) located in Florida with approximately 183,000 square feet for a purchase price of approximately $45.0 million, excluding closing costs. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility.

In March 2016, we sold a land parcel, previously classified as held for sale, for approximately $0.7 million, excluding closing costs.

During the three months ended March 31, 2016, we invested $8.5 million in revenue producing capital improvements at certain of our triple net leased senior living communities, and as a result, annual rent payable to us will increase by approximately $0.7 million, pursuant to the terms of certain of our leases. We used cash on hand to fund these purchases.

During the three months ended March 31, 2016 and 2015, amounts capitalized for leasing costs and building improvements at our MOBs and our capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
MOB tenant improvements(1) (2)	$389	$1,348
MOB leasing costs(1) (3)	857	1,069
MOB building improvements(1) (4)	1,977	487
Managed senior living communities capital improvements	3,620	2,162
Development, redevelopment and other activities(5)	6,459	5,526
Total capital expenditures	$13,302	$10,592

(1)	Excludes expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short period after acquiring the property; and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

During the three months ended March 31, 2016, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	34	309	343
Total leasing costs and concession commitments(1)	$804	$2,058	$2,862
Total leasing costs and concession commitments per square foot(1)	$23.78	$6.66	$8.35
Weighted average lease term (years)(2)	5.0	6.5	6.2
Total leasing costs and concession commitments per square foot per year(1)	$4.80	$1.03	$1.34

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of March 31, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility.

On January 11, 2016, we declared a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on January 22, 2016 for the quarter ended December 31, 2015. We paid this distribution to shareholders on February 23, 2016 using cash on hand and borrowings under our revolving credit facility.

On April 13, 2016, we declared a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on April 25, 2016 for the quarter ended March 31, 2016. We expect to pay this distribution to shareholders on May 19, 2016 using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete and the costs of our future debt transactions depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties primarily for income and secondarily for appreciation potential; however, we can provide no assurance that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. We expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2016 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $657.7 million aggregate principal amount of mortgage notes secured by 55 of our properties (56 buildings) with maturity dates between 2016 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $12.0 million at March 31, 2016; the capital leases expire in 2026. We had $561.0 million outstanding under our revolving credit facility as of March 31, 2016. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of March 31, 2016, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to it.  For example, Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities and we are Five Star’s largest stockholder; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the three months ended March 31, 2016, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues were derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs for services in SNFs and other similar facilities, state Medicaid programs for services in certain assisted living communities, and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs. Because of the current and projected federal budget deficit and other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates and state Medicaid rates and federal payments to states for Medicaid programs. Examples of these, and other information regarding such programs, are provided below as well as under the caption “Business—Government Regulation and Reimbursement” in our Annual Report.

The Centers for Medicare & Medicaid Services, or CMS, updates prospective payment system rates each year. CMS issued updated Medicare prospective payment system rates for SNFs for federal fiscal year 2016, which went into effect on October 1, 2015. As part of this rule, CMS applied a net increase of 1.2% to Medicare payment rates for SNFs, which takes into account a 2.3% market basket increase for inflation reduced by a 0.6% forecast error adjustment and a 0.5% productivity adjustment. On April 21, 2016, CMS proposed a rule updating Medicare payments to SNFs for federal fiscal year 2017, which CMS estimated would increase payments to SNFs by an aggregate of 2.1%, or approximately $800.0 million, compared to federal fiscal year 2016.  As discussed in our Annual Report, Medicare rates have also been subject to reductions since April 2013 due to sequestration. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, discussed below, limits the market basket increase for SNFs to 1.0% in federal fiscal year 2018.

As part of its rule for federal fiscal year 2016, CMS amended the Medicare and Medicaid conditions of participation to require SNFs to submit staffing information based on payroll and other verifiable data to CMS.  CMS also will implement a SNF quality reporting program, as required by the Improving Medicare Post-Acute Transformation Act of 2014, or the IMPACT Act.  Starting in federal fiscal year 2018, SNFs that fail to timely comply with the reporting requirements will be subject to a 2.0% reduction in their Medicare payment rates for that fiscal year.  The U.S. Department of Health and Human Services will also make this data publicly available pursuant to certain procedures to be established.  As part of the Protecting Access to Medicare Act of 2014 in the SNF prospective payment system final rule for fiscal year 2016, CMS adopted a 30 day all-cause, all-condition hospital readmission measure for SNFs, which, by October 1, 2016, will be replaced with an all-condition, risk-adjusted potentially preventable hospital readmission rate for SNFs.  Beginning in federal fiscal year 2019, Medicare payment rates will be partially based on SNFs’ performance scores on this measure.  To fund the program, CMS will reduce Medicare payments to all SNFs by 2.0% through a withhold mechanism starting on October 1, 2018 and then redistribute between 50% and 70% of the withheld payments as incentive payments to those SNFs with the highest rankings on this measure.

On August 27, 2015, CMS announced that it will conduct the second phase of the “Initiative to Reduce Avoidable Hospitalizations Among Nursing Facility Residents”, a pilot program first announced in 2012, which will be continued in partnership with selected organizations from October 2016 to October 2020.  In this phase of the initiative, participants will test whether a new payment model for SNFs and practitioners, together with evidence based clinical and educational interventions that participants are currently implementing, will further reduce avoidable hospitalizations, lower combined Medicare and Medicaid spending and improve the quality of care received by long stay SNF residents.

On July 13, 2015, CMS released a proposed rule to comprehensively update the requirements for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  The proposed rule would institute a broad range of new requirements, some of which stem from statutory modifications under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and the IMPACT Act.  In particular, the proposed rule would require SNFs to:  train staff on care for residents with dementia and on abuse prevention; consider residents’ health needs when making decisions about the kinds and levels of staffing; ensure that staff have the appropriate skill and competencies to provide individualized centered care; augment care planning activities, including considering residents’ goals and preferences, and, on discharge, giving residents necessary follow up information and improving communication with receiving facilities or services; permit dietitians and therapy providers to write orders under certain circumstances; provide greater food choice for residents; implement an updated infection prevention and control program, including requiring each SNF to designate an infection prevention and control officer; and strengthen residents’ rights.  In addition, the proposed rule would require SNFs to:  alter their staffing levels and competencies based on the results of mandated facility assessments; develop, implement and maintain a compliance and ethics program and quality assurance and performance improvement program; and implement new practices surrounding the preparation and implementation of care plans and discharge summaries, among other new requirements. CMS has stated its intention to finalize the rule prior to the three-year statutory deadline for finalization, or by July 2018. These proposals, if finalized, would increase the cost of operations for long term care facilities that participate in Medicare and Medicaid, including the SNFs our tenants and managers operate.  Specifically, CMS estimates in the proposed rule that the per facility cost of complying with all of the new requirements would be approximately $46,000 in the first year, and approximately $41,000 each year thereafter. However, we believe new requirements often cost considerably more than CMS estimates.

Revenues received at our managed communities, by some of our tenants and by some of our MOB tenants that are received under Medicare Part B for outpatient therapies are tied to the Medicare Physician Fee Schedule, or MPFS.  On April 14, 2015, Congress passed MACRA, which extended the outpatient therapy cap exceptions process from March 31, 2015 through December 31, 2017, further postponing the implementation of strict limits on Medicare payments for outpatient therapies. MACRA also repealed the Sustainable Growth Rate, or SGR, formula for calculating updates to MPFS rates, which would have led to a 21.2% rate reduction effective April 1, 2015, and replaced the SGR formula with a different reimbursement methodology.  In addition, starting in 2019, providers may be subject to either Merit-Based Incentive System, or MIPS, payment adjustments or alternative payment model, or APM, incentive payments.  MIPS is a new Medicare program that combines certain parts of existing quality and incentive programs into a single program that addresses quality, resource use, clinical practice improvement and meaningful use of electronic health records.  APMs are new models approved by CMS for paying healthcare providers for services provided to Medicare beneficiaries, such as bundled payments.

Under the ACA, the federal government will pay for 100% of a state’s Medicaid expansion costs for the first three years (2014-2016) and gradually reduce its subsidy to 90% for 2020 and future years.  As of March 14, 2016, 19 states have elected not to broaden Medicaid eligibility under the ACA; those states choosing not to participate in Medicaid expansion are forgoing the federal funds that would otherwise be available for that purpose. In addition, some of the states in which our senior living communities operate either have not raised Medicaid rates by amounts sufficient to offset increasing costs or have frozen or reduced, or are expected to freeze or reduce, Medicaid rates.

The ACA requires various changes in healthcare insurance programs and healthcare delivery systems to be implemented and some new systems to be developed. Expanded insurance availability may provide more paying customers to us and our tenants. However, the changes implemented under the ACA may result in reduced payments for services that our tenants or our managers provide or the failure of Medicare, Medicaid or insurance payment rates to cover our or our tenants’ costs.

The ACA also includes various provisions affecting Medicare and Medicaid providers, including expanded public disclosure requirements for SNFs and other providers, enforcement reforms, and increased funding for Medicare and Medicaid program integrity control initiatives.  Governmental authorities are devoting increasing attention and resources to the prevention, detection and prosecution of healthcare fraud and abuse, as well as monitoring quality of care and patient outcomes.  For example, on March 30, 2016, the U.S. Department of Justice announced the launch of ten regional intergovernmental task forces across the country to help identify and take enforcement action against nursing homes that provide substandard care to residents.  We expect that increased enforcement and monitoring by government agencies will cause us and our tenants to expend considerable amounts on regulatory compliance and likely reduce the profits available from providing healthcare services.

We are unable to predict the overall impact on us of these or other recent legislative and regulatory actions or proposed actions with respect to federal Medicare and state Medicaid payment systems and rates. The changes implemented or to be implemented could result in the failure of Medicare, Medicaid or private payment rates to cover our or our tenants’ costs of providing required services to patients and residents, in reductions in payments or other circumstances that could have a material adverse effect on the ability of our tenants to pay rent to us, the profitability of our managed senior living communities and the values of our properties generally.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2015. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2016, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt	Balance(1)	Rate(1)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	282,981	6.71%	18,988	2019	Monthly
Mortgages	81,288	5.92%	4,816	2016	Monthly
Mortgages	71,544	4.47%	3,198	2018	Monthly
Mortgages	45,112	3.79%	1,710	2019	Monthly
Mortgages	43,252	6.54%	2,829	2017	Monthly
Mortgage (2)	18,000	4.65%	837	2016	Monthly
Mortgage	14,697	6.28%	923	2022	Monthly
Mortgages	12,924	6.31%	816	2018	Monthly
Mortgages	12,203	6.24%	761	2018	Monthly
Mortgage	11,939	6.25%	746	2016	Monthly
Mortgage	11,740	4.85%	569	2022	Monthly
Mortgage	10,810	6.15%	665	2017	Monthly
Mortgage	9,006	5.95%	536	2038	Monthly
Mortgage	8,883	6.73%	598	2018	Monthly
Mortgage	6,660	4.69%	312	2019	Monthly
Mortgage	5,498	5.86%	322	2017	Monthly
Mortgage	4,491	4.38%	197	2043	Monthly
Mortgages	3,497	7.49%	262	2022	Monthly
Mortgage	3,219	6.25%	201	2033	Monthly
	$2,407,744		$133,241

(1)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(2)	We prepaid this debt in April 2016.

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

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $18.4 million.

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

Floating Rate Debt

At March 31, 2016, our floating rate debt obligations consisted of our $1.0 billion unsecured revolving credit facility, under which we had $561.0 million outstanding, our $350.0 million unsecured term loan and our $200.0 million unsecured term loan.  Our revolving credit facility matures in January 2018, and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

Borrowings under our revolving credit facility and term loans are in U.S. dollars and interest is required to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings.  Accordingly, we are exposed to interest rate risk for changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate(1)	Floating Rate Debt	Expense Per Year	Share Impact (2)
At March 31, 2016	1.84%	$1,111,000	$20,442	$(0.09)
100 basis point increase	2.84%	$1,111,000	$31,552	$(0.13)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of March 31, 2016.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2016 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Floating Rate Debt	Expense Per Year	per Share Impact(2)
At March 31, 2016	1.80%	$1,550,000	$27,900	$(0.12)
100 basis point increase	2.80%	$1,550,000	$43,400	$(0.18)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of March 31, 2016.
(2)	Based on weighted average number of shares outstanding (basic and diluted) for the three months ended March 31, 2016.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,
•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	OUR ACQUISITIONS AND SALES OF PROPERTIES,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,
•	OUR CREDIT RATINGS,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC, AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REIT,
•	OUR BELIEF THAT THE AGING U.S. POPULATION WILL INCREASE THE DEMAND FOR EXISTING SENIOR LIVING COMMUNITIES,
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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,
•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC, SIR AND OTHERS AFFILIATED WITH THEM,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,
•	CHANGES IN THE ECONOMY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,
•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,
•	INEFFECTIVE INTEGRATION OF NEWLY ACQUIRED LEASED OR MANAGED SENIOR LIVING COMMUNITIES,
•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING, AND
•	POTENTIAL MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS,

•

IF FIVE STAR’S OPERATIONS REMAIN UNPROFITABLE, FIVE STAR MAY BECOME UNABLE TO PAY OUR RENTS AND WE MAY NOT RECEIVE OUR EXPECTED RETURN ON OUR INVESTED CAPITAL OR ADDITIONAL AMOUNTS FROM OUR SENIOR LIVING COMMUNITIES THAT ARE MANAGED BY FIVE STAR,

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
•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND/OR SALES AND ANY RELATED LEASES OR MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

WE MAY ENTER INTO ADDITIONAL, EXPANDED OR AMENDED LEASES, MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS WITH FIVE STAR FOR FIVE STAR TO LEASE OR MANAGE ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE ACQUIRE OR THAT WE CURRENTLY OWN OR OTHER TRANSACTIONS WITH FIVE STAR. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL, EXPANDED OR AMENDED LEASES, MANAGEMENT AGREEMENTS OR POOLING AGREEMENTS OR OTHER TRANSACTIONS,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,
•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

FOR THE THREE MONTHS ENDED MARCH 31, 2016, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT PAID SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES OUR SENIOR LIVING COMMUNITY TENANTS AND MANAGERS PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT THOSE TENANTS’ AND MANAGERS’ AND OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR THOSE SERVICES OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT OUR TENANTS AND MANAGERS WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR TENANTS’ OR MANAGERS' OR OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, MORE RECENT ECONOMIC INDICATORS MAY INDICATE DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR TENANTS’, MANAGERS’ AND OUR BUSINESSES AND CAUSE THEM OR US TO EXPERIENCE LOSSES,

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

•

OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR OR ATTRACT RESIDENTS TO OUR OTHER COMMUNITIES, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS.

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

PART II.   Other Information

Item 1A. Risk Factors.

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6.Exhibits

Exhibit Number	Description
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

4.3

Supplemental Indenture No. 4, dated as of April 9, 2010, between the Company and U.S. Bank National Association, related to 6.75% Senior Notes due 2020, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-15319.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: May 5, 2016

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: May 5, 2016