Form 10-Q
period 2016-06-30
SENIOR HOUSING PROPERTIES TRUST
filed 2016-08-05
CIK 1075415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of registrant’s common shares outstanding as of August 4, 2016: 237,484,059

SENIOR HOUSING PROPERTIES TRUST

FORM 10-Q

June 30, 2016

References in this Quarterly Report on Form 10-Q to the Company, we, us or our include Senior Housing Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.  Financial Information

Item 1.  Financial Statements.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$798,603	$781,426
Buildings and improvements	6,856,429	6,675,514
	7,655,032	7,456,940
Accumulated depreciation	(1,236,109)	(1,147,540)
	6,418,923	6,309,400
Cash and cash equivalents	25,633	37,656
Restricted cash	7,026	6,155
Acquired real estate leases and other intangible assets, net	556,845	604,286
Other assets, net	257,340	202,593
Total assets	$7,265,767	$7,160,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$749,000	$775,000
Unsecured term loans, net	546,681	546,305
Senior unsecured notes, net	1,721,306	1,478,536
Secured debt and capital leases, net	647,176	679,295
Accrued interest	18,433	16,974
Assumed real estate lease obligations, net	111,712	115,363
Other liabilities	185,891	188,857
Total liabilities	3,980,199	3,800,330

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 300,000,000 shares authorized, 237,484,059 and 237,471,559 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,375	2,375
Additional paid in capital	4,532,019	4,531,703
Cumulative net income	1,548,097	1,477,590
Cumulative other comprehensive income (loss)	7,676	(32,537)
Cumulative distributions	(2,804,599)	(2,619,371)
Total shareholders’ equity	3,285,568	3,359,760
Total liabilities and shareholders’ equity	$7,265,767	$7,160,090

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$163,997	$155,546	$325,419	$301,329
Residents fees and services	97,370	91,856	194,323	174,649
Total revenues	261,367	247,402	519,742	475,978

Expenses:
Property operating expenses	97,474	93,592	195,422	179,386
Depreciation and amortization	71,372	62,511	142,594	116,218
General and administrative	11,965	11,674	22,828	22,248
Acquisition related costs	180	4,617	619	5,775
Impairment of assets	4,961	—	12,351	—
Total expenses	185,952	172,394	373,814	323,627

Operating income	75,415	75,008	145,928	152,351

Dividend income	789	—	789	—
Interest and other income	177	142	242	217
Interest expense	(41,118)	(37,907)	(80,399)	(73,848)
Loss on early extinguishment of debt	—	(39)	(6)	(1,448)
Income from continuing operations before income tax expense and equity in earnings of an investee	35,263	37,204	66,554	77,272
Income tax expense	(108)	(129)	(202)	(239)
Equity in earnings of an investee	17	23	94	95
Income from continuing operations	35,172	37,098	66,446	77,128
Discontinued operations:
Loss from discontinued operations	—	(109)	—	(350)
Impairment of assets from discontinued operations	—	(602)	—	(602)
Income before gain on sale of properties	35,172	36,387	66,446	76,176
Gain on sale of properties	4,061	—	4,061	—
Net income	$39,233	$36,387	$70,507	$76,176

Other comprehensive income:
Unrealized gain on investments in available for sale securities	15,931	1,387	40,118	2,835
Equity in unrealized gain (loss) of an investee	43	(64)	95	(19)
Other comprehensive income	15,974	1,323	40,213	2,816
Comprehensive income	$55,207	$37,710	$110,720	$78,992

Weighted average common shares outstanding (basic)	237,325	235,549	237,320	228,501
Weighted average common shares outstanding (diluted)	237,363	235,592	237,349	228,534

Per common share amounts (basic and diluted):
Income from continuing operations	$0.17	$0.16	0.30	0.34
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.17	$0.15	$0.30	$0.33

See accompanying notes.

SENIOR HOUSING PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$70,507	$76,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142,594	116,218
Amortization of deferred financing fees and debt discounts and premiums	2,783	3,096
Straight line rental income	(9,306)	(8,699)
Amortization of acquired real estate leases and other intangible assets	(2,558)	(2,376)
Loss on early extinguishment of debt	6	1,448
Impairment of assets	12,351	602
Gain on sale of properties	(4,061)	—
Gain on sale of investments	—	(71)
Other non-cash adjustments	(1,886)	(510)
Equity in earnings of an investee	(94)	(95)
Change in assets and liabilities:
Restricted cash	(871)	1,423
Other assets	6,202	(2,803)
Accrued interest	1,459	1,212
Other liabilities	(955)	30,914
Cash provided by operating activities	216,171	216,535

Cash flows from investing activities:
Real estate acquisitions and deposits	(187,150)	(1,103,732)
Real estate improvements	(48,657)	(35,322)
Investment in The RMR Group Inc.	—	(16,528)
Proceeds from sale of properties	9,279	1,750
Proceeds from sale of investments	—	6,571
Cash used for investing activities	(226,528)	(1,147,261)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	659,502
Proceeds from issuance of senior unsecured notes	250,000	—
Proceeds from borrowings on revolving credit facility	340,000	1,210,000
Repayments of borrowings on revolving credit facility	(366,000)	(675,000)
Repayment of other debt	(31,788)	(66,431)
Loss on early extinguishment of debt settled in cash	—	(1,523)
Payment of debt issuance costs	(8,650)	—
Distributions to shareholders	(185,228)	(171,185)
Cash (used for) provided by financing activities	(1,666)	955,363

(Decrease) increase in cash and cash equivalents	(12,023)	24,637
Cash and cash equivalents at beginning of period	37,656	27,594
Cash and cash equivalents at end of period	$25,633	$52,231

Supplemental cash flow information:
Interest paid	$76,472	$69,541
Income taxes paid	355	477

Non-cash investing activities:
Investment funded by issuance of common shares	—	(44,461)
Acquisitions funded by assumed debt	—	(169,136)

Non-cash financing activities:
Assumption of mortgage notes payable	—	169,136
Issuance of common shares	—	46,503

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

Note 2.  Recent Accounting Pronouncements

On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact on our condensed consolidated financial statements.

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

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

Note 3.  Real Estate Properties

At June 30, 2016, we owned 436 properties (462 buildings) located in 43 states and Washington, D.C. We have accounted for, or expect to account for, the following acquisitions as business combinations unless otherwise noted.

Acquisitions:

The allocation of the purchase prices of the acquisitions shown below are based upon preliminary estimates of the fair value of assets acquired and liabilities assumed.  The final amounts allocated to assets acquired and liabilities assumed may differ from the preliminary allocations presented in these condensed consolidated financial statements.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Triple Net Leased Senior Living Communities:

In June 2016, we acquired seven senior living communities located in four states with 545 private pay units from Five Star Quality Care, Inc., or, together with its subsidiaries, Five Star, for approximately $112,350, excluding closing costs, and simultaneously entered into a new long term lease with Five Star for those communities. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 for further information regarding this sale and leaseback transaction with Five Star.  We accounted for this acquisition as an asset acquisition, and the preliminary allocation of the purchase price was as follows:

				Cash Paid
		Number		plus					Premium
		of	Units /	Assumed		Buildings and		Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Debt	Debt
Jun-16	4 states	7	545	$112,350	$10,630	$99,590	$2,130	$—	$—

		7	545	$112,350	$10,630	$99,590	$2,130	$—	$—

(1)	This amount includes the cash we paid as well as various closing settlement adjustments, but excludes closing costs.

Managed Senior Living Communities:

In May 2016, we acquired one managed senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8,400, excluding closing costs. We acquired this community using a taxable REIT subsidiary, or TRS, structure and we have entered a management agreement with Five Star to manage this community. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 for further information regarding our management arrangements with Five Star. The preliminary allocation of the purchase price for this acquisition was as follows:

				Cash Paid
		Number		plus				Acquired		Premium
		of	Units /	Assumed		Buildings and		Real Estate	Assumed	on Assumed
Date	Location	Properties	Beds	Debt (1)	Land	Improvements	FF&E	Leases	Debt	Debt
May-16	Georgia	1	38	$8,400	$327	$6,195	$478	$1,400	$—	$—

		1	38	$8,400	$327	$6,195	$478	$1,400	$—	$—

(1)	This amount includes the cash we paid as well as various closing settlement adjustments, but excludes closing costs.

MOBs:

In February 2016, we acquired one property (three buildings) leased to medical providers, medical related businesses, clinics and biotech laboratory tenants, or MOBs, located in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22,700, excluding closing costs. In May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45,000, excluding closing costs. We accounted for the acquisition of this MOB as an asset acquisition. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility. The preliminary allocation of the purchase prices for these acquisitions was as follows:

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

					Cash Paid				Acquired
		Number	Number		plus			Acquired	Real Estate		Premium
		of	of	Square	Assumed		Buildings and	Real Estate	Lease	Assumed	on Assumed
Date	Location	Properties	Buildings	Feet (000’s)	Debt (1)	Land	Improvements	Leases (2)	Obligations (2)	Debt	Debt
Feb-16	Minnesota	1	3	128	$22,700	$4,074	$15,223	$5,163	$(1,760)	$—	$—
May-16	Florida	1	1	166	45,000	3,047	41,953	—	—	—	—
		2	4	294	$67,700	$7,121	$57,176	$5,163	$(1,760)	$—	$—

(1)	This amount includes the cash we paid as well as various closing settlement adjustments, but excludes closing costs.
(2)	The weighted average amortization periods for acquired lease intangible assets and assumed real estate lease obligations at the time of these acquisitions was 6.4 years and 7.3 years, respectively.

Impairment:

We periodically evaluate our assets for impairments. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability of our properties, decreasing cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are present, we evaluate the carrying value of the affected asset by comparing it to the expected future undiscounted net cash flows to be generated from that asset. If the sum of these expected future net cash flows is less than the carrying value, we reduce the net carrying value of the asset to its estimated fair value. During the six months ended June 30, 2016, we recorded the following impairment charges:

•

$4,391 in the first quarter of 2016 to write off acquired lease intangible assets associated with lease defaults at two of our triple net leased senior living communities leased to two third party private operators.  In April 2016, we reached an agreement with one of these tenants and its guarantor to settle past due amounts, terminate the lease and transfer operations. As part of this agreement, we received an amount of $2,365, and entered into a management agreement with Five Star to operate this community on our behalf under a TRS structure. In July 2016, we reached an agreement with the other tenant to terminate the lease and transfer operations, and we entered into a management agreement with Five Star to operate this community on our behalf under a TRS structure. See Note 10 for further information regarding our management arrangements with Five Star.

•

$2,999 in the first quarter of 2016 to reduce the carrying values of one MOB (one building) and one land parcel to their estimated sales prices less costs to sell. In March 2016, we sold this land parcel as described further below under “Dispositions”.

•

$4,961 in the second quarter of 2016 to reduce the carrying values of five MOBs (five buildings) to their estimated sales price less costs to sell. These five MOBs are classified as held for sale as of June 30, 2016. In July 2016, we sold four of these MOBs as described further below under “Dispositions”.

Dispositions:

In March 2016, we sold a land parcel, which was previously classified as held for sale, for approximately $700, excluding closing costs.

In June 2016, we sold one skilled nursing facility, or SNF, that was previously included in our triple net leased senior living community segment and classified as held for sale for approximately $9,100, excluding closing costs. We recognized a gain on sale of approximately $4,061 related to this sale.

In July 2016, we sold four MOBs (four buildings), which were classified as held for sale at June 30, 2016 for approximately $20,150, excluding closing costs.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Results of operations for properties sold or held for sale are only included in discontinued operations in our condensed consolidated statements of comprehensive income when the criteria for discontinued operations in the Presentation of Financial Statements Topic of the FASB Accounting Standards Codification are met. The senior living communities and MOBs which we are or were offering for sale during the periods presented did not meet the criteria for discontinued operations and are included in continuing operations.

Note 4.  Investments in Available for Sale Securities

As of June 30, 2016, we owned 4,235,000 common shares of Five Star. We classify these shares as available for sale securities and carry them at fair market value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $14,230. At June 30, 2016, our investment in Five Star had a fair value of $9,910, resulting in a cumulative unrealized loss of $4,320 based on Five Star’s quoted share price at June 30, 2016 ($2.34 per share).

In addition, at June 30, 2016, we owned 2,637,408 shares of class A common stock of The RMR Group Inc., or RMR Inc. We also classify these shares of RMR Inc. as available for sale securities and carry them at fair value in other assets in our condensed consolidated balance sheets, with unrealized gains and losses reported as a component of shareholders’ equity. Our historical cost basis for these shares is $69,826. At June 30, 2016, our investment in RMR Inc. had a fair value of $81,681, resulting in a cumulative unrealized gain of $11,855 based on RMR Inc.’s quoted share price at June 30, 2016 ($30.97 per share).

See Notes 7 and 10 below for further information regarding our investments in available for sale securities.

Note 5.  Indebtedness

Our principal debt obligations at June 30, 2016 were: (1) outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400,000 principal amount at an annual interest rate of 3.25% due 2019, (b) $200,000 principal amount at an annual interest rate of 6.75% due 2020, (c) $300,000 principal amount at an annual interest rate of 6.75% due 2021, (d) $250,000 principal amount at an annual interest rate of 4.75% due 2024, (e) $350,000 principal amount at an annual interest rate of 5.625% due 2042 and (f) $250,000 principal amount at an annual interest rate of 6.25% due 2046; (3) our $350,000 principal amount term loan due 2020; (4) our $200,000 principal amount term loan due 2022; and (5) $636,087 aggregate principal amount of mortgages (excluding premiums, discounts and net debt issuance costs) secured by 54 of our properties (55 buildings) with maturity dates between 2016 and 2043.  The 54 mortgaged properties (55 buildings) had a carrying value (before accumulated depreciation) of $1,040,792 at June 30, 2016.  We also had two properties subject to capital leases with lease obligations totaling $11,817 at June 30, 2016; these two properties had a carrying value (before accumulated depreciation) of $36,039 at June 30, 2016, and the capital leases expire in 2026.

In February 2016, we issued $250,000 of 6.25% senior unsecured notes due 2046, and raised net proceeds of approximately $241,350 after underwriting discounts and expenses. We used the net proceeds of this offering to repay in part the outstanding amount under our revolving credit facility and for general business purposes.

In July 2016, we entered into loan agreements and obtained an aggregate $620,000 secured debt financing that matures in August 2026. These loans are secured by one MOB (two buildings) located in Massachusetts and require interest at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay in part the outstanding amount under our revolving credit facility and for general business purposes. The loan agreements contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by an additional year to January 15, 2019. Our revolving credit facility provides that we can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.  Our revolving credit facility requires annual interest to be paid on borrowings at LIBOR plus a premium, which was 130 basis points as of June 30, 2016, plus a facility fee of 30 basis points per annum on the total amount of lending commitments.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.7%. The weighted average annual interest rates for borrowings under our revolving credit facility were 1.7% and 1.5% for the three months ended June 30, 2016 and 2015, respectively, and 1.7% and 1.5% for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $749,000 outstanding and $251,000 available for borrowing, and as of August 4, 2016, we had $100,000 outstanding and $900,000 available for borrowing under our revolving credit facility. We incurred interest expense and other associated costs related to our revolving credit facility of $3,454 and $2,063 for the three months ended June 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to our revolving credit facility of $7,136 and $3,003 for the six months ended June 30, 2016 and 2015, respectively. Our revolving credit facility includes an accordion feature pursuant to which maximum borrowings under the facility may be increased to up to $1,500,000 in certain circumstances.

We have a $200,000 term loan, which we borrowed in 2015. This term loan matures in September 2022 and is prepayable without penalty beginning September 29, 2017. This term loan requires annual interest to be paid at LIBOR plus a premium of 180 basis points that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.3%. The weighted average annual interest rate for amounts outstanding under this term loan was 2.3% for both the three and six months ended June 30, 2016. We incurred interest expense and other associated costs related to this term loan of $1,133 and $2,260 for the three and six months ended June 30, 2016, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $400,000 in certain circumstances.

We also have a $350,000 term loan, which we borrowed in 2014. This term loan matures in January 2020 and is prepayable without penalty at any time.  This term loan requires annual interest to be paid at LIBOR plus a premium of 140 basis points that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2016, the annual interest rate payable on amounts outstanding under this term loan was 1.9%.  The weighted average annual interest rate for amounts outstanding under this term loan was 1.9% and 1.6% for the three months ended June 30, 2016 and 2015, respectively, and 1.9% and 1.6% for the six months ended June 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $1,635 and $1,449 for three months ended June 30, 2016 and 2015, respectively. We incurred interest expense and other associated costs related to this term loan of $3,249 and $2,823 for six months ended June 30, 2016 and 2015, respectively. This term loan includes an accordion feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances.

Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, and generally require us to maintain certain financial ratios, and our revolving credit facility and term loan agreements restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements at June 30, 2016.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

In January 2016, we prepaid, at par plus accrued interest, a $6,115 mortgage note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18,000 mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11,871 mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. Also in July 2016, we gave notice of our intention to prepay, at par plus accrued interest, two mortgage notes secured by two of our properties with an aggregate principal balance of approximately $79,957, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%; we expect to make these prepayments in September 2016.

Note 6.  Shareholders’ Equity

On February 23, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,614, that was declared on January 11, 2016 and was payable to shareholders of record on January 22, 2016. On May 19, 2016, we paid a regular quarterly distribution to common shareholders of $0.39 per share, or approximately $92,614, that was declared on April 13, 2016 and was payable to shareholders of record on April 25, 2016. On July 12, 2016, we declared a regular quarterly distribution payable to common shareholders of record on July 22, 2016 of $0.39 per share, or approximately $92,619. We expect to pay this distribution on or about August 18, 2016.

Note 7.  Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at June 30, 2016, categorized by the level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

				Significant
	Total as of	Quoted Prices in Active	Significant Other	Unobservable
	June 30,	Markets for Identical	Observable Inputs	Inputs
Description	2016	Assets (Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investments in available for sale securities(1)	$91,591	$91,591	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Assets held for sale(2)	$21,307	$—	$—	$21,307

(1)

Our investments in available for sale securities include our 4,235,000 common shares of Five Star and our 2,637,408 shares of RMR Inc. class A common stock. The fair values of these shares are based upon quoted prices at June 30, 2016 in active markets (Level 1 inputs). Our historical cost basis for our Five Star and RMR Inc. shares is $14,230 and $69,826, respectively, as of June 30, 2016. The unrealized loss of $4,320 for our Five Star shares and the unrealized gain of $11,855 for our RMR Inc. shares as of June 30, 2016 are included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the Five Star shares and determined that based on the severity and duration of the decline, and our ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

(2)

Assets held for sale consist of five MOBs held for sale as of June 30, 2016. These MOBs are recorded at their estimated fair values less costs to sell. We used offers from third parties to purchase these properties and knowledge of local real estate markets to determine their fair values as of June 30, 2016.

In addition to the assets described in the table above, our financial instruments at June 30, 2016 and December 31, 2015 included cash and cash equivalents, restricted cash, other assets, our revolving credit facility, term loans, senior unsecured notes, secured debt and capital leases and other unsecured obligations and liabilities. The fair values of these

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

financial instruments approximated their carrying values in our condensed consolidated financial statements as of such dates, except as follows:

	As of June 30, 2016		As of December 31, 2015
Description	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
Senior unsecured notes	$1,721,306	$1,827,523	$1,478,536	$1,548,613
Secured debt and capital leases (2)	647,176	694,701	679,295	724,615
	$2,368,482	$2,522,224	$2,157,831	$2,273,228

(1)	Includes unamortized debt issuance costs, premiums and discounts.
(2)

We assumed certain of these secured debts in connection with our acquisitions of certain properties. We recorded the assumed mortgage debts at estimated fair value on the date of acquisition and we are amortizing the fair value adjustments, if any, to interest expense over the respective terms of the mortgage debts to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We estimate the fair values of our senior unsecured notes using an average of the bid and ask price of our outstanding six issuances of senior unsecured notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) on or about June 30, 2016.  We estimate the fair values of our secured debts by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8.  Segment Reporting

As of June 30, 2016, we have four operating segments, of which three are separate reporting segments. The first reporting segment includes triple net senior living communities that provide short term and long term residential care and other services for residents. The second reporting segment includes managed senior living communities that provide short term and long term residential care and other services for residents. The third reporting segment includes MOBs. Our fourth segment includes the remainder of our operations, including certain properties that offer wellness, fitness and

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

spa services to members, which we do not consider to be sufficiently material to constitute a separate reporting segment, and all of our other operations.

	For the Three Months Ended June 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$66,441	$—	$92,978	$4,578	$163,997
Residents fees and services	—	97,370	—	—	97,370
Total revenues	66,441	97,370	92,978	4,578	261,367

Expenses:
Property operating expenses	423	71,642	25,409	—	97,474
Depreciation and amortization	19,273	20,140	31,011	948	71,372
General and administrative	—	—	—	11,965	11,965
Acquisition related costs	—	—	—	180	180
Impairment of assets	—	—	4,961	—	4,961
Total expenses	19,696	91,782	61,381	13,093	185,952

Operating income (loss)	46,745	5,588	31,597	(8,515)	75,415

Dividend income	—	—	—	789	789
Interest and other income	—	—	—	177	177
Interest expense	(6,282)	(2,663)	(844)	(31,329)	(41,118)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	40,463	2,925	30,753	(38,878)	35,263
Income tax expense	—	—	—	(108)	(108)
Equity in earnings of an investee	—	—	—	17	17
Income (loss) before gain on sale of properties	$40,463	$2,925	$30,753	$(38,969)	$35,172
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$44,524	$2,925	$30,753	$(38,969)	39,233

	As of June 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,318,798	$1,258,212	$3,374,952	$313,805	$7,265,767

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Three Months Ended June 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Revenues:
Rental income	$61,347	$—	$89,591	$4,608	$155,546
Residents fees and services	—	91,856	—	—	91,856
Total revenues	61,347	91,856	89,591	4,608	247,402

Expenses:
Property operating expenses	—	69,792	23,800	—	93,592
Depreciation and amortization	17,058	13,649	30,856	948	62,511
General and administrative	—	—	—	11,674	11,674
Acquisition related costs	—	—	—	4,617	4,617
Total expenses	17,058	83,441	54,656	17,239	172,394

Operating income (loss)	44,289	8,415	34,935	(12,631)	75,008

Interest and other income	—	—	—	142	142
Interest expense	(6,270)	(2,561)	(1,758)	(27,318)	(37,907)
Loss on early extinguishment of debt	(6)	(33)	—	—	(39)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	38,013	5,821	33,177	(39,807)	37,204
Income tax expense	—	—	—	(129)	(129)
Equity in earnings of an investee	—	—	—	23	23
Income (loss) from continuing operations	38,013	5,821	33,177	(39,913)	37,098
Discontinued operations:
Loss from discontinued operations	—	—	(109)	—	(109)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$38,013	$5,821	$32,466	$(39,913)	$36,387

	As of December 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$131,749	$—	$184,559	$9,111	$325,419
Residents fees and services	—	194,323	—	—	194,323
Total revenues	131,749	194,323	184,559	9,111	519,742

Expenses:
Property operating expenses	786	143,820	50,816	—	195,422
Depreciation and amortization	38,674	40,158	61,866	1,896	142,594
General and administrative	—	—	—	22,828	22,828
Acquisition related costs	—	—	—	619	619
Impairment of assets	4,391	—	7,960	—	12,351
Total expenses	43,851	183,978	120,642	25,343	373,814

Operating income (loss)	87,898	10,345	63,917	(16,232)	145,928

Dividend income	—	—	—	789	789
Interest and other income	—	—	—	242	242
Interest expense	(12,665)	(5,227)	(1,798)	(60,709)	(80,399)
Loss on early extinguishment of debt	—	(6)	—	—	(6)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	75,233	5,112	62,119	(75,910)	66,554
Income tax expense	—	—	—	(202)	(202)
Equity in earnings of an investee	—	—	—	94	94
Income (loss) before gain on sale of properties	75,233	5,112	62,119	(76,018)	66,446
Gain on sale of properties	4,061	—	—	—	4,061
Net income (loss)	$79,294	$5,112	$62,119	$(76,018)	$70,507

	As of June 30, 2016
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,318,798	$1,258,212	$3,374,952	$313,805	$7,265,767

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

	For the Six Months Ended June 30, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated

Revenues:
Rental income	$116,598	$—	$175,592	$9,139	$301,329
Residents fees and services	—	174,649	—	—	174,649
Total revenues	116,598	174,649	175,592	9,139	475,978

Expenses:
Property operating expenses	—	132,195	47,191	—	179,386
Depreciation and amortization	32,183	22,109	60,030	1,896	116,218
General and administrative	—	—	—	22,248	22,248
Acquisition related costs	—	—	—	5,775	5,775
Total expenses	32,183	154,304	107,221	29,919	323,627

Operating income (loss)	84,415	20,345	68,371	(20,780)	152,351

Interest and other income	—	—	—	217	217
Interest expense	(12,255)	(4,580)	(3,525)	(53,488)	(73,848)
Loss on early extinguishment of debt	(6)	(33)	—	(1,409)	(1,448)
Income (loss) from continuing operations before income tax expense and equity in earnings of an investee	72,154	15,732	64,846	(75,460)	77,272
Income tax expense	—	—	—	(239)	(239)
Equity in earnings of an investee	—	—	—	95	95
Income (loss) from continuing operations	72,154	15,732	64,846	(75,604)	77,128
Discontinued operations:
Loss from discontinued operations	—	—	(350)	—	(350)
Impairment of assets from discontinued operations	—	—	(602)	—	(602)
Net income (loss)	$72,154	$15,732	$63,894	$(75,604)	$76,176

	As of December 31, 2015
	Triple Net
	Leased	Managed
	Senior Living	Senior Living		All Other
	Communities	Communities	MOBs	Operations	Consolidated
Total assets	$2,251,212	$1,260,425	$3,362,214	$286,239	$7,160,090

Note 9. Significant Tenant

Five Star is our most significant tenant.  Rental income from Five Star represented 18.5% of our total revenues for the six months ended June 30, 2016, and the properties Five Star leases from us represented 29.7% of our total investments, at cost, as of June 30, 2016.  As of June 30, 2016, Five Star also managed 62 senior living communities for our account. See Note 10 for further information relating to our leases and management arrangements with Five Star.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our trustees or officers.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Five Star:  Five Star was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2001.  We are Five Star’s largest stockholder.  As of June 30, 2016, we owned 4,235,000 of Five Star’s common shares, representing approximately 8.6% of Five Star’s outstanding common shares.  Five Star is our largest tenant and a manager of certain of our senior living communities.

Our investment in Five Star common shares, which is included in other assets in our condensed consolidated balance sheets, is recorded at fair value, with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our Five Star common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. For further information, see Notes 4 and 7.

On June 29, 2016, we entered into a transaction agreement, or the Transaction Agreement, and related agreements, or, collectively, the Transaction Documents, with Five Star.  Pursuant to the Transaction Documents, among other things, on June 29, 2016, we and Five Star completed a sale and leaseback transaction with respect to certain senior living communities owned by Five Star and amended the pooling arrangements related to Five Star’s management of certain senior living communities we own.  Significant terms of the Transaction Documents are summarized below.

•

Pursuant to the Transaction Agreement, we and Five Star entered into a purchase and sale agreement whereby we purchased seven senior living communities from Five Star for an aggregate purchase price of $112,350, and we and Five Star simultaneously entered into a new long term lease agreement, or the New Lease, whereby we have leased those seven senior living communities to Five Star.

•

Pursuant to the New Lease, Five Star is required to pay initial annual rent of $8,426, plus, beginning in 2018, percentage rent equal to 4% of the amount by which gross revenues, as defined in the New Lease, of each community exceeds gross revenues of such community in 2017.  The initial term of the New Lease expires on December 31, 2028 and Five Star has options to extend the term of the New Lease for two consecutive 15-year terms.  Pursuant to the New Lease, Five Star may request that we purchase certain improvements to the communities in return for rent increases in accordance with the formula specified in the New Lease; however, we are not obligated to purchase such improvements and Five Star is not required to sell them to us.  Pursuant to the Transaction Agreement, we have the right, in connection with a financing or other capital raising transaction, to reassign one or more of the communities covered by the New Lease to another existing or new long term lease agreement between us and Five Star.  Other terms of the New Lease are substantially similar to those of our other four preexisting long term leases with Five Star, such terms being described in our Annual Report, which descriptions are incorporated herein by reference.

•

Pursuant to the Transaction Agreement, our three existing pooling agreements with Five Star that combined for certain purposes certain of our management agreements with Five Star for senior living communities that include assisted living units, or AL Management Agreements, were terminated.  Also pursuant to the Transaction Agreement, we entered into 10 new pooling agreements with Five Star, or the New Pooling Agreements.  Nine of the New Pooling Agreements combine six AL Management Agreements and one of the New Pooling Agreements currently combines five AL Management Agreements.  Each New Pooling

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

Agreement combines various calculations of revenues and expenses from the operations of the applicable communities covered by such New Pooling Agreement.

•

Pursuant to the New Pooling Agreements, the AL Management Agreements covered by each New Pooling Agreement generally provide Five Star with a management fee equal to either 3% or 5% of the gross revenues realized at such communities plus reimbursement for its direct costs and expenses related to such communities, as well as an annual incentive fee equal to either 35% or 20% of the annual net operating income of such communities remaining after we realize an annual minimum return equal to either 8% or 7% of our invested capital, or, in the case of nine communities, a specified amount plus 7% of our invested capital since December 31, 2015.  The calculations of Five Star’s fees and of our annual minimum return related to any AL Management Agreement that became effective before May 2015 and had been pooled under one of the previously existing pooling agreements are generally the same as they were under the previously existing pooling agreements.  However, with respect to certain communities, our annual minimum return was reduced to 7%, and also, with respect to the nine communities referenced above, our annual minimum return was reset as of 2016 to the specified amounts.  With regard to AL Management Agreements that became effective from and after May 2015, the management fee was changed to 5%, rather than the prior 3%, of the gross revenues realized at the applicable community, and the incentive fee was changed to 20%, rather than the prior 35%, of the annual net operating income of the applicable community remaining, in all cases after we realize our requisite annual minimum return.  Pursuant to the New Pooling Agreements, we will pay Five Star a fee for its management of capital expenditure projects equal to 3% of amounts funded by us.

•

The terms of the AL Management Agreements covered by the New Pooling Agreements expire between 2030 and 2039 and are subject to automatic renewals, unless earlier terminated or timely notices of nonrenewal are delivered.  The right that we and Five Star each had under the AL Management Agreements that became effective from and after May 1, 2015 to terminate each such AL Management Agreement as of December 31, 2016 was eliminated pursuant to the applicable New Pooling Agreement.  Five Star has a limited right under the AL Management Agreements to require underperforming communities to be sold, and we have the right to terminate all the AL Management Agreements subject to a New Pooling Agreement if we do not receive our annual minimum return under such New Pooling Agreement in each of three consecutive years, commencing with calendar year 2016, subject to certain Five Star cure rights.

•

The New Pooling Agreements collectively combine all AL Management Agreements except for the management agreement related to one assisted living community located in New York and the management agreement related to one assisted living community located in California, and, other than as described below, the terms of those management agreements were not amended as part of the transactions contemplated by the Transaction Documents.  The terms of our existing pooling agreement with Five Star that combines our management agreements with Five Star for senior living communities that include only independent living units, and the terms of those management agreements, also were not amended as part of the transactions contemplated by the Transaction Documents.

•

Pursuant to the Transaction Agreement, we and Five Star amended the management agreement for one California community so that the calculation of our annual minimum return under that agreement is fixed at $3,610 plus 7% of any amount funded by us for capital expenditures at this community since December 31, 2015.

Because of the continuing relationships between us and Five Star, the terms of the Transaction Documents were negotiated and approved by special committees of our Board of Trustees and Five Star’s board of directors composed of our Independent Trustees and Five Star’s independent directors who are not also Trustees or directors of the other party, which committees were represented by separate counsel.

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

As of June 30, 2016 and 2015, we leased 184 and 180 senior living communities to Five Star, respectively.  We recognized total rental income from Five Star of $48,234 and $47,753 for the three months ended June 30, 2016 and 2015, respectively, and $96,341 and $95,443 for the six months ended June 30, 2016 and 2015, respectively.  These amounts exclude estimated percentage rent payments we received from Five Star of $1,388 and $1,393 for the three months ended June 30, 2016 and 2015, respectively, and $2,861 and $2,824 for the six months ended June 30, 2016 and 2015, respectively.  We determine actual percentage rent due under our Five Star leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.  As of June 30, 2016 and December 31, 2015, we had rents receivable from Five Star of $16,065 and $17,466, respectively.  Those amounts are included in other assets in our condensed consolidated balance sheets.

During the six months ended June 30, 2016 and 2015, pursuant to the terms of our leases with Five Star, we purchased $11,836 and $8,902, respectively, of improvements to properties leased to Five Star, and, as a result, the annual rent payable to us by Five Star increased by approximately $949 and $717, respectively.

In April 2016, Five Star began managing a senior living community we own located in North Carolina with 87 living units where the prior tenant had defaulted on its lease.  In May 2016, Five Star began managing a senior living community located in Georgia with 38 private pay units that we acquired in May 2016 for a purchase price of approximately $8,400, excluding closing costs. We acquired this community using a TRS structure. In July 2016, Five Star began managing an additional senior living community we own located in Alabama with 163 living units where the prior tenant had defaulted on its lease.  The terms by which Five Star is managing these senior living communities are described above.

As of June 30, 2016 and 2015, Five Star managed 62 and 60 senior living communities for our account, respectively.  We incurred management fees payable to Five Star of $2,819 and $2,699 for the three months ended June 30, 2016 and 2015, respectively, and $5,623 and $5,222 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

D&R Yonkers LLC:  In order to accommodate certain requirements of New York licensing laws, one of our TRSs subleases a part of a senior living community we own that is managed by Five Star to D&R Yonkers LLC.  D&R Yonkers LLC is owned by our President and Chief Operating Officer and Five Star’s chief financial officer and treasurer.  Our transactions and balances with D&R Yonkers LLC are eliminated upon consolidation for accounting purposes and are not separately stated and do not appear in our condensed consolidated financial statements.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $9,243 and $9,144 for the three months ended June 30, 2016 and 2015, respectively, and $17,590 and $18,014 for the six months ended June 30, 2016 and 2015, respectively.  No incentive fees were estimated to be payable to RMR LLC for the three or six months ended June 30, 2016 and 2015, respectively.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 68,983 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,686 and $2,532 for the three months ended June 30, 2016 and 2015, respectively, and $5,232 and $4,969 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $2,171 and $1,494 for property management related expenses for the three months ended June 30, 2016 and 2015, respectively, and $4,299 and $3,235 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in property operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $589 and $316 for the three months ended June 30, 2016 and 2015, respectively, and $1,174 and $777 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $61 and $171 for the three and six months ended June 30, 2016, respectively.  We recognized rental income from RMR LLC for leased office space of $102 for the six months ended June 30, 2015, $51 of which related to rental income from the first three months of 2015.

RMR Inc.: In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares.  This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense.  We amortized $943 and $1,886 of this liability, respectively, for the three and six months ended June 30, 2016, and $243 of this liability for both the three and six months ended June 30, 2015.  These amounts are included in the net business management and property management fee amounts for such periods.  As of June 30, 2016, the remaining unamortized amount of this liability was $73,819.

As of June 30, 2016, we owned 2,637,408 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $789 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016.  Since then, we have not yet received any other dividends on our RMR Inc. class A common shares.  On July 12, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on July 22, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about August 18, 2016.

Our investment in RMR Inc. class A common shares, which is included in other assets in our condensed consolidated balance sheets, is recorded at fair value, with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. For further information, see Notes 4 and 7.

AIC:  We and six other companies to which RMR LLC provides management services each own Affiliates Insurance Company, or AIC, in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC; as part of this program, in June 2016, we renewed our one

SENIOR HOUSING PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar amounts in thousands, except per share data or as otherwise stated)

year standalone insurance policy through June 30, 2017, that provides coverage for one very large property we own.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $3,607 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,016 and $6,827, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income of $17 and $23 related to our investment in AIC for the three months ended June 30, 2016 and 2015, respectively, and $94 and $95 for the six months ended June 30, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains (loss) on securities which are owned by AIC of $43 and ($64) for the three months ended June 30, 2016 and 2015, respectively, and $95 and ($19) for the six months ended June 30, 2016 and 2015, respectively.

Note 11.  Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We do, however, lease certain managed senior living communities to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal and state income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state income taxes we incur despite our taxation as a REIT.  During the three months ended June 30, 2016 and 2015, we recognized income tax expense of $108 and $129, respectively. During the six months ended June 30, 2016 and 2015, we recognized income tax expense of $202 and $239, respectively.

Note 12. Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares for basic earnings per share	237,325	235,549	237,320	228,501
Effect of dilutive securities: unvested share awards	38	43	29	33
Weighted average common shares for diluted earnings per share	237,363	235,592	237,349	228,534

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our Annual Report. We are a REIT organized under Maryland law. At June 30, 2016, we owned 436 properties (462 buildings) located in 43 states and Washington, D.C., (including five properties (five buildings) classified as held for sale).  At June 30, 2016, the undepreciated carrying value of our properties was $7.7 billion, excluding properties classified as held for sale. For the three months ended June 30, 2016, 97% of our net operating income, or NOI, came from properties where a majority of the revenues are paid from our residents’ and tenants’ private resources.

PORTFOLIO OVERVIEW

The following tables present an overview of our portfolio (dollars in thousands, except per unit / bed or square foot data):

		Number of				Investment per		% of
	Number of	Units/Beds or		Investment	% of Total	Unit / Bed or	Q2 2016	Q2 2016
(As of June 30, 2016)	Properties	Square Feet		Carrying Value(1)	Investment	Square Foot(2)	NOI(3)	NOI (3)

Facility Type
Independent living (4)	68	16,441		$2,254,611	29.4%	$137,133	$46,760	28.9%
Assisted living (4)	195	14,319		1,975,795	25.8%	$137,984	39,048	24.1%
Skilled nursing facilities (4)	40	4,306		187,620	2.5%	$43,572	4,290	2.6%
Subtotal senior living communities	303	35,066		4,418,026	57.7%	$125,992	90,098	55.6%
MOBs (5)	123	11,609,815	sq. ft.	3,056,989	39.9%	$263	67,569	41.6%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,578	2.8%
Total	436			$7,655,032	100.0%		$162,245	100.0%

Tenant / Operator / Managed Properties

Five Star (Lease No. 1)	83	6,043		$698,020	9.1%	$115,509	$14,734	9.1%
Five Star (Lease No. 2)	48	7,032		708,682	9.3%	$100,780	16,054	10.0%
Five Star (Lease No. 3)	17	3,281		360,186	4.7%	$109,779	8,638	5.3%
Five Star (Lease No. 4)	29	3,335		392,340	5.1%	$117,643	8,763	5.4%
Five Star (Lease No. 5) (6)	7	545		112,493	1.5%	$206,409	47	0.0%
Subtotal Five Star	184	20,236		2,271,721	29.7%	$112,261	48,236	29.8%
Sunrise / Marriott(7)	4	1,619		126,326	1.7%	$78,027	3,132	1.9%
Brookdale	18	894		62,339	0.8%	$69,730	1,813	1.1%
13 private senior living companies (combined)	30	3,683		529,670	6.9%	$143,815	11,189	6.9%
Subtotal triple net leased senior living communities	236	26,432		2,990,056	39.1%	$113,123	64,370	39.7%
Managed senior living communities(8)	67	8,634		1,427,970	18.6%	$165,389	25,728	15.9%
Subtotal senior living communities	303	35,066		4,418,026	57.7%	$125,992	90,098	55.6%
MOBs (5)	123	11,609,815	sq. ft.	3,056,989	39.9%	$263	67,569	41.6%
Wellness centers	10	812,000	sq. ft.	180,017	2.4%	$222	4,578	2.8%
Total	436			$7,655,032	100.0%		$162,245	100.0%

Tenant / Managed Property Operating Statistics(9)

	Rent Coverage		Occupancy
	2016	2015	2016	2015

Five Star (Lease No. 1)	1.13x	1.19x	85.0%	85.5%
Five Star (Lease No. 2)	1.10x	1.14x	82.0%	82.7%
Five Star (Lease No. 3)	1.55x	1.53x	84.6%	86.0%
Five Star (Lease No. 4)	1.31x	1.22x	88.1%	87.8%
Subtotal Five Star (10)	1.22x	1.24x	84.4%	85.0%
Sunrise / Marriott(7)	1.93x	2.02x	90.3%	92.5%
Brookdale	2.76x	2.66x	87.9%	93.7%
12 private senior living companies (combined) (11)	1.29x	2.00x	88.1%	84.9%
Subtotal triple net leased senior living communities	1.33x	1.38x	85.4%	85.8%
Managed senior living communities(8)	NA	NA	87.8%	88.5%
Subtotal senior living communities	1.33x	1.38x	86.0%	86.4%
MOBs (5)	NA	NA	95.9%	96.4%
Wellness centers	1.90x	1.97x	100.0%	100.0%
Total	1.37x	1.42x

(1)

Amounts are at cost before depreciation, but after impairment write downs, if any. Amounts exclude investment carrying values totaling approximately $21.3 million for five MOBs (five buildings) classified as held for sale as of June 30, 2016, which are included in other assets in our condensed consolidated balance sheets.

(2)	Represents investment carrying value divided by the number of living units, beds or square feet at June 30, 2016, as applicable.
(3)

NOI is defined and calculated by reportable segment and reconciled to net income below in this Item 2. NOI from properties that were sold and NOI that was earned from properties prior to the transfer of operations to one of our TRSs during the second quarter of 2016 is excluded from the table above.

(4)	Senior living communities are categorized by the type of living units or beds which constitute a majority of the living units or beds at the community.
(5)

These 123 MOB properties are comprised of 149 buildings.  Our MOB leases include some triple net leases where, in addition to paying fixed rents, the tenants assume the obligation to operate and maintain the properties at their expense, and some net and modified gross leases where we are responsible for the operation and maintenance of the properties, and we charge tenants for some or all of the property operating costs.  A small percentage of our MOB leases are so-called "full-service" leases where we receive fixed rent from our tenants and no reimbursement for our property operating costs.

(6)	We acquired these seven communities on June 29, 2016.
(7)	Marriott International, Inc. guarantees the lessee’s obligations under these leases.
(8)

These senior living communities are managed by Five Star and one other third party private operator. The occupancy for the 12 month period ended, or, if shorter, from the date of acquisitions through, June 30, 2016 was 87.5%.

(9)

Operating data for MOBs are presented as of June 30, 2016 and 2015 and includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased but is not occupied or is being offered for sublease by tenants; operating data for other properties, tenants and managers are presented based upon the operating results provided by our tenants and managers for the 12 months ended March 31, 2016 and 2015, or the most recent prior period for which tenant operating results are available to us. Rent coverage is calculated as operating cash flow from our tenants’ operations of our properties, before subordinated charges, if any, divided by rents payable to us. We have not independently verified our tenants’ operating data. The table excludes data for periods prior to our ownership of certain properties, as well as data for properties sold during the periods presented.

(10)

Our new long term lease that we entered into with Five Star on June 29, 2016 (Lease No. 5) in connection with the sale and leaseback transaction is not included in the table above as the operating data for that lease in the periods presented is not applicable to our ownership. See footnote (9) above for more information regarding the periods reflected in the table above. See also Note 10 to our condensed consolidated financial statements for more information about our Five Star Lease No. 5 and the sale and leaseback transaction we completed with Five Star in June 2016.

(11)	Excludes one property that was previously leased to a third party private pay tenant, which, as of July 2016, is now managed by Five Star and leased to one of our TRSs.

The following tables set forth information regarding our lease expirations as of June 30, 2016 (dollars in thousands):

					Percent of	Cumulative
	Annualized Rental Income(1) (2)				Total	Percentage of
	Triple Net Leased				Annualized	Annualized
	Senior Living		Wellness		Rental Income	Rental Income
Year	Communities	MOBs	Centers	Total	Expiring (2)	Expiring (2)

2016	$—	$16,983	$—	$16,983	2.6%	2.6%
2017	—	27,421	—	27,421	4.1%	6.7%
2018	14,740	25,347	—	40,087	6.1%	12.8%
2019	590	39,424	—	40,014	6.1%	18.9%
2020	—	30,297	—	30,297	4.6%	23.5%
2021	1,424	12,972	—	14,396	2.2%	25.7%
2022	—	14,547	—	14,547	2.2%	27.9%
2023	15,018	9,709	7,490	32,217	4.9%	32.8%
2024	68,617	36,144	—	104,761	15.8%	48.6%
Thereafter	177,132	152,778	10,550	340,460	51.4%	100.0%
Total	$277,521	$365,622	$18,040	$661,183	100.0%

Average remaining lease term for all senior living community, MOB and wellness center properties (weighted by annualized rental income):  8.9 years(2)

(1)

Annualized rental income is rents pursuant to existing leases as of June 30, 2016, including estimated percentage rents, straight line rent adjustments, estimated recurring expense reimbursements for certain net and modified gross leases and excluding lease value amortization at certain of our MOBs and wellness centers.

(2)

Excludes rent received from our managed senior living communities leased to our TRSs.  If the NOI from our TRSs (three months ended June 30, 2016, annualized) were included in the foregoing table, the percent of total annualized rental income expiring in each of the following years would be: 2016 — 2.2%; 2017 — 3.6%; 2018 — 5.2%; 2019 — 5.2%; 2020 — 4.0%; 2021 — 1.9%; 2022 — 1.9%; 2023 — 4.2%; 2024 —  13.7%; and thereafter — 58.1%. In addition, if our leases to our TRSs using the terms of the management agreements for these communities were included, the average remaining lease term for all properties (weighted by annualized rental income) would be 9.8 years.

					Percent of	Cumulative
					Total	Percentage of
	Number of Tenants (1)				Number of	Number of
	Senior Living		Wellness		Tenancies	Tenancies
Year	Communities	MOBs	Centers	Total	Expiring (1)	Expiring (1)

2016	—	79	—	79	12.1%	12.1%
2017	—	99	—	99	15.2%	27.3%
2018	1	93	—	94	14.4%	41.7%
2019	1	85	—	86	13.2%	54.9%
2020	—	70	—	70	10.8%	65.7%
2021	1	52	—	53	8.1%	73.8%
2022	—	40	—	40	6.1%	79.9%
2023	2	19	1	22	3.4%	83.3%
2024	3	25	—	28	4.3%	87.6%
Thereafter	11	68	1	80	12.4%	100.0%
Total	19	630	2	651	100.0%

(1)	Excludes our managed senior living communities leased to our TRSs.

	Number of Living Units / Beds or Square Feet with Leases Expiring
	Living Units / Beds(1)			Square Feet
	Triple Net		Cumulative
	Leased Senior	Percent of	Percentage of		Wellness		Percent of	Cumulative
	Living	Total Living	Living Units /		Centers		Total	Percent of
	Communities	Units / Beds	Beds	MOBs	(Square	Total Square	Square Feet	Total Square
Year	(Units / Beds)	Expiring	Expiring	(Square Feet)	Feet)	Feet	Expiring	Feet Expiring

2016	—	—%	—%	542,023	—	542,023	4.5%	4.5%
2017	—	—%	—%	981,189	—	981,189	8.2%	12.7%
2018	1,619	6.1%	6.1%	871,923	—	871,923	7.3%	20.0%
2019	175	0.7%	6.8%	1,259,962	—	1,259,962	10.5%	30.5%
2020	—	—%	6.8%	1,425,610	—	1,425,610	11.9%	42.4%
2021	361	1.4%	8.2%	438,336	—	438,336	3.7%	46.1%
2022	—	—%	8.2%	562,632	—	562,632	4.7%	50.8%
2023	807	3.1%	11.3%	725,745	354,000	1,079,745	9.0%	59.8%
2024	6,561	24.8%	36.1%	1,380,986	—	1,380,986	11.6%	71.4%
Thereafter	16,909	63.9%	100.0%	2,946,583	458,000	3,404,583	28.6%	100.0%
Total	26,432	100.0%		11,134,989	812,000	11,946,989	100.0%

(1)

Excludes 8,634 living units from our managed senior living communities leased to our TRSs. If the number of living units included in our TRS leases using the terms of the management agreements for these communities were included in the foregoing table, the percent of total living units / beds expiring in each of the following years would be: 2016 — 0.0%; 2017 — 0.0%; 2018 — 4.6%; 2019 — 0.5%; 2020 — 0.0%; 2021 — 1.0%; 2022 — 0.0%; 2023 — 2.3%; 2024 — 18.7%; and thereafter — 72.9%.

During the three months ended June 30, 2016, we entered into MOB lease renewals for 137,000 leasable square feet and new leases for 46,000 leasable square feet. The weighted average annual rental rate for leases entered into during the quarter was $32.24 per square foot, and these rental rates were, on a weighted average basis, 5.7% below previous rents charged for the same space.  Average lease terms for leases entered into during the second quarter of 2016 were 5.4 years based on annualized rental income pursuant to existing leases as of June 30, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization. Commitments for tenant improvement, leasing commission costs and concessions for leases we entered into during the second quarter of 2016 totaled $3.1 million, or $17.13 per square foot on average (approximately $3.15 per square foot per year of the lease term).

During the past several years, weak economic conditions throughout the country have negatively affected many businesses within our industry and others. These conditions have resulted in, among other things, a decrease in our senior living communities’ occupancy, and it is unclear when these conditions may materially improve. Although many of the services that our senior living community tenants and managers provide to residents are needs driven, some prospective residents may be deferring decisions to relocate to senior living communities in light of current economic circumstances.  In recent years, economic indicators reflect an improving housing market; however, it is unclear how sustainable the improvements will be and whether any such improvements will result in any increased demand for the services that our tenants and managers provide.  For the past two to three years, low capital costs appear to have encouraged increased senior living development, particularly in certain higher demand markets.  As the recently developed senior living communities begin operations, we expect to experience continuing challenges in maintaining or increasing occupancy at, or the rates that our tenants and managers charge residents of, our senior living communities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
Triple net leased senior living communities	$66,441	$61,347	$131,749	$116,598
Managed senior living communities	97,370	91,856	194,323	174,649
MOBs	92,978	89,591	184,559	175,592
All other operations	4,578	4,608	9,111	9,139
Total revenues	$261,367	$247,402	$519,742	$475,978

Net income:
Triple net leased senior living communities	$44,524	$38,013	$79,294	$72,154
Managed senior living communities	2,925	5,821	5,112	15,732
MOBs	30,753	32,466	62,119	63,894
All other operations	(38,969)	(39,913)	(76,018)	(75,604)
Net income	$39,233	$36,387	$70,507	$76,176

The following sections analyze and discuss the results of operations of each of our segments for the periods presented.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the three months ended June 30, 2016 against the comparable 2015 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	236	232	210	210
# of units / beds	26,432	26,135	23,684	23,684
Tenant operating data(2)
Occupancy	85.4%	85.8%	84.9%	85.8%
Rent coverage	1.33x	1.38x	1.35x	1.38x

(1)	Consists of triple net leased senior living communities we have owned continuously since April 1, 2015.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2016 and 2015 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Three Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$66,441	$61,347	$5,094	8.3%
Property operating expenses	(423)	—	423	100.0%
Net operating income (NOI)	66,018	61,347	4,671	7.6%

Depreciation and amortization expense	(19,273)	(17,058)	2,215	13.0%
Operating income	46,745	44,289	2,456	5.5%

Interest expense	(6,282)	(6,270)	12	0.2%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Gain on sale of properties	4,061	—	4,061	100.0%
Net income	$44,524	$38,013	$6,511	17.1%

Except as noted below under “Rental income”, we have not included a discussion and analysis of the results of our comparable properties data for the triple net leased senior living communities segment as we believe that a comparison of the results for our comparable properties within our triple net leased senior living communities segment is generally consistent from quarter to quarter and a separate, comparable properties comparison is not meaningful.

Rental income. Rental income increased primarily because of our acquisitions since April 1, 2015. Rental income also increased due to our purchases of capital improvements at certain of these communities since April 1, 2015. These increases in rental income were partially offset by our sale of four senior living communities since April 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $1,147 and $1,250 for the three months ended June 30, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $442, primarily as a result of our capital improvement purchases at certain of the 210 communities we have owned continuously since April 1, 2015 and the resulting increase in rent pursuant to the terms of the applicable leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the defaulted lease at one triple net leased senior living community we acquired in 2015 which was leased to a third party private operator as of June 30, 2016. In July 2016, we reached an agreement with the tenant and terminated the lease which was in effect at June 30, 2016.  The operations of this community were transferred to Five Star, which began managing the community on our behalf under a TRS structure in July 2016.

Net operating income.  NOI increased because of the increase in rental income, partially offset by the property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above. Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased as a result of our acquisitions and capital improvement purchases described above.

Interest expense.  Interest expense relates to mortgage debts and capital leases secured by certain of these communities.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of three mortgage notes in the second quarter of 2015.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	67	65	46	46
# of units / beds	8,634	8,563	7,217	7,217
Occupancy	87.1%	88.2%	86.6%	87.9%
Average monthly rate	$4,276	$4,237	$4,357	$4,285

(1)	Consists of managed senior living communities we have owned continuously since April 1, 2015.

Managed senior living communities, all properties:

	Three Months Ended June 30,
	2016	2015	Change	% Change

Residents fees and services	$97,370	$91,856	$5,514	6.0%
Property operating expenses	(71,642)	(69,792)	1,850	2.7%
Net operating income (NOI)	25,728	22,064	3,664	16.6%

Depreciation and amortization expense	(20,140)	(13,649)	6,491	47.6%
Operating income	5,588	8,415	(2,827)	(33.6)%

Interest expense	(2,663)	(2,561)	102	4.0%
Loss on early extinguishment of debt	—	(33)	(33)	(100.0)%
Net income	$2,925	$5,821	$(2,896)	(49.8)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased primarily because of our acquisitions since April 1, 2015.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. Property operating expenses increased primarily because of our acquisitions since April 1, 2015.

Net operating income.  NOI increased because of the increases in residents fees and services, partially offset by the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our acquisitions since April 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The increase in interest expense is due to our assumption of $94,786 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 4.12% in connection with our acquisitions since April 1, 2015, partially offset by our prepayment or repayment of $22,842 in aggregate principal amount of mortgage debts since April 1, 2015 with a weighted average annual interest rate of 5.77%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of four mortgage notes in the second quarter of 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since April 1, 2015):

	Three Months Ended June 30,
	2016	2015	Change	% Change

Residents fees and services	$82,635	$83,028	$(393)	(0.5)%
Property operating expenses	(61,374)	(63,441)	(2,067)	(3.3)%
Net operating income (NOI)	21,261	19,587	1,674	8.5%

Depreciation and amortization expense	(9,323)	(8,509)	814	9.6%
Operating income	11,938	11,078	860	7.8%

Interest expense	(1,537)	(1,835)	(298)	(16.2)%
Loss on early extinguishment of debt	—	(33)	(33)	(100.0)%
Net income	$10,401	$9,210	$1,191	12.9%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services decreased year over year on a comparable property basis primarily because of a decrease in occupancy from 87.9% for the 2015 period to 86.6% for the 2016 period at the 46 communities we owned continuously since April 1, 2015, partially offset by an increase in average monthly rates.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased primarily due to decreased salaries and benefits costs in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net operating income.  The increase in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation and amortization expense results from our purchase of capital improvements at these communities since April 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  Interest expense decreased as a result of our prepayment or repayment of $22,842 in aggregate principal amount of mortgage debts since April 1, 2015 with a weighted average annual interest rate of 5.77%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of four mortgage notes in the second quarter of 2015.

MOBs:

	All Properties (1)		Comparable Properties (1) (2)
	As of and for the Three Months		As of and for the Three Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	123	121	121	121
Total buildings	149	145	145	145
Total square feet(3)	11,610	11,315	11,316	11,315
Occupancy(4)	95.9%	96.4%	95.8%	96.4%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since April 1, 2015.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Three Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$92,978	$89,591	$3,387	3.8%
Property operating expenses	(25,409)	(23,800)	1,609	6.8%
Net operating income (NOI)	67,569	65,791	1,778	2.7%

Depreciation and amortization expense	(31,011)	(30,856)	155	0.5%
Impairment of assets	(4,961)	—	4,961	100.0%
Operating income	31,597	34,935	(3,338)	(9.6)%

Interest expense	(844)	(1,758)	(914)	(52.0)%
Income from continuing operations	30,753	33,177	(2,424)	(7.3)%
Discontinued operations:
Loss from discontinued operations	—	(109)	(109)	(100.0)%
Impairment of assets from discontinued operations	—	(602)	(602)	(100.0)%
Net income	$30,753	$32,466	$(1,713)	(5.3)%

Rental income. Rental income increased primarily because of our acquisitions since April 1, 2015, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $3,459 and $3,803 and net amortization of approximately $1,248 and $1,123 of above and below market lease adjustments for the three months ended June 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since April 1, 2015, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of an increase in depreciation expense related to our acquisitions and capital expenditures since April 1, 2015, partially offset by a decrease in the amortization of leasing costs during the three months ended June 30, 2016.

Impairment of assets. Impairment of assets for the three months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) classified as held for sale as of June 30, 2016 to their estimated sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of our repayment of $70,000 in aggregate principal amount of mortgage debts since April 1, 2015 with a weighted average annual interest rate of 5.39% as well as the regularly scheduled amortization of our mortgage debts.

Loss from discontinued operations. Loss from discontinued operations for the three months ended June 30, 2015 relates to one MOB (four buildings) which we sold in April 2015.

MOBs, comparable properties (MOBs we have owned continuously since April 1, 2015):

	Three Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$90,731	89,591	$1,140	1.3%
Property operating expenses	(24,957)	(23,787)	1,170	4.9%
Net operating income (NOI)	65,774	65,804	(30)	(0.0)%

Depreciation and amortization expense	(30,519)	(30,856)	(337)	(1.1)%
Impairment of assets	(4,961)	—	4,961	100.0%
Operating income	30,294	34,948	(4,654)	(13.3)%

Interest expense	(844)	(1,758)	(914)	(52.0)%
Net income	$29,450	$33,190	$(3,740)	(11.3)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $3,279 and $3,803 and net amortization of approximately $1,185 and $1,123 of above and below market lease adjustments for the three months ended June 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased primarily as the result of increases in real estate taxes and salaries and benefit costs at certain of these properties and other direct costs of operating these properties, partially offset by decreased utilities expenses at certain of these properties during the second quarter of 2016 compared to the second quarter of 2015.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense decreased slightly due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and depreciation expense on fixed assets.

Impairment of assets. Impairment of assets for the three months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) classified as held for sale as of June 30, 2016 to their estimated sales prices less costs to sell.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of our repayment of $70,000 in aggregate principal amount of mortgage debts since April 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.

All other operations(1):

	Three Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$4,578	$4,608	$(30)	(0.7)%

Expenses:
Depreciation and amortization expense	(948)	(948)	—	—%
General and administrative	(11,965)	(11,674)	291	2.5%
Acquisition related costs	(180)	(4,617)	(4,437)	(96.1)%
Total expenses	(13,093)	(17,239)	(4,146)	(24.1)%
Operating loss	(8,515)	(12,631)	(4,116)	(32.6)%

Dividend income	789	—	789	100.0%
Interest and other income	177	142	35	24.6%
Interest expense	(31,329)	(27,318)	4,011	14.7%
Loss before income tax expense and equity in earnings of an investee	(38,878)	(39,807)	(929)	(2.3)%
Income tax expense	(108)	(129)	(21)	(16.3)%
Equity in earnings of an investee	17	23	(6)	(26.1)%
Net loss	$(38,969)	$(39,913)	$(944)	(2.4)%

(1)

All other operations includes our wellness center operations that we do not consider a significant operating segment of our business and our operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent totaling approximately $137 for each of the three months ended June 30, 2016 and 2015. Rental income also includes net amortization of approximately $55 of acquired real estate leases and obligations for each of the three months ended June 30, 2016 and 2015.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or capital improvements in this segment for either the three months ended June 30, 2016 or 2015. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since April 1, 2015.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the three months ended June 30, 2016 and 2015. Acquisition related costs decreased during the three months ended June 30, 2016 due to a decrease in acquisitions during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Dividend income. Dividend income recognized for the three months ended June 30, 2016 is a result of cash dividends received in May 2016 from our investment in RMR Inc. shares for the period from December 14, 2015 through March 31, 2016.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand during the second quarter of 2016 compared to the second quarter of 2015.

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (dollars in thousands, except average monthly rate):

Unless otherwise indicated, references in this section to changes or comparisons of results, income or expenses refer to comparisons of the results for the six months ended June 30, 2016 against the comparable 2015 period.

Triple net leased senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	236	232	210	210
# of units / beds	26,432	26,135	23,684	23,684
Tenant operating data(2)
Occupancy	85.4%	85.8%	84.9%	85.8%
Rent coverage	1.33x	1.38x	1.35x	1.38x

(1)	Consists of triple net leased senior living communities we have owned continuously since January 1, 2015.
(2)

All tenant operating data presented are based upon the operating results provided by our tenants for the 12 months ended March 31, 2016 and 2015 or the most recent prior period for which tenant operating results are available to us.  Rent coverage is calculated as operating cash flow from our triple net lease tenants’ operations of our properties, before subordinated charges, if any, divided by triple net lease minimum rents payable to us.  We have not independently verified our tenants’ operating data.  Excludes data for historical periods prior to our ownership of certain properties, as well as for properties sold during the periods presented.

Triple net leased senior living communities, all properties:

	Six Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$131,749	$116,598	$15,151	13.0%
Property operating expenses	(786)	—	786	100.0%
Net operating income (NOI)	130,963	116,598	14,365	12.3%

Depreciation and amortization expense	(38,674)	(32,183)	6,491	20.2%
Impairment of assets	(4,391)	—	4,391	100.0%
Operating income	87,898	84,415	3,483	4.1%

Interest expense	(12,665)	(12,255)	410	3.3%
Loss on early extinguishment of debt	—	(6)	(6)	(100.0)%
Gain on sale of properties	4,061	—	4,061	100.0%
Net income	$79,294	$72,154	$7,140	9.9%

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

Rental income. Rental income increased primarily because of our acquisitions since January 1, 2015. Rental income also increased due to our purchases of capital improvements at certain of these communities since January 1, 2015. These increases in rental income were partially offset by our sale of five senior living communities since January 1, 2015. Rental income includes non-cash straight line rent adjustments totaling $2,320 and $1,302 for the six months ended June 30, 2016 and 2015, respectively. Rental income increased year over year on a comparable property basis by $1,325, primarily as a result of our capital improvement purchases at certain of the 210 communities we have owned continuously since January 1, 2015 and the resulting increase in rent pursuant to the terms of the applicable leases.

Property operating expenses. Property operating expenses recorded in 2016 relate to bad debt reserves associated with the defaulted leases at two triple net leased senior living communities we acquired in 2015 which were previously leased to third party private operators in the first half of 2016.  In April and July 2016, we reached agreements with these tenants and terminated the leases which were then in effect.  The operations of these communities were transferred to Five Star, which began managing the communities on our behalf under a TRS structure in April and July 2016, respectively.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the property operating expenses described above.  We typically incur minimal property operating expenses at these communities, as the majority of those expenses are paid by our tenants. The reconciliation of NOI to net income for our triple net leased senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily as a result of our acquisitions and capital improvement purchases described above.

Impairment of assets. Impairment of assets relates to the recording of impairment of assets charges to write off acquired lease intangible assets associated with the two lease defaulted communities discussed above.

Interest expense. Interest expense relates to mortgage debts and capital leases secured by certain of these communities.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of three mortgage notes in the second quarter of 2015.

Gain on sale of properties. Gain on sale of properties is the result of our sale of one SNF in June 2016.

Managed senior living communities:

	All Properties		Comparable Properties (1)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	67	65	46	46
# of units / beds	8,634	8,563	7,217	7,217
Occupancy	87.4%	88.2%	87.0%	88.0%
Average monthly rate	$4,276	$4,274	$4,357	$4,299

(1)	Consists of managed senior living communities we have owned continuously since January 1, 2015.

Managed senior living communities, all properties:

	Six Months Ended June 30,
	2016	2015	Change	% Change

Residents fees and services	$194,323	$174,649	$19,674	11.3%
Property operating expenses	(143,820)	(132,195)	11,625	8.8%
Net operating income (NOI)	50,503	42,454	8,049	19.0%

Depreciation and amortization expense	(40,158)	(22,109)	18,049	81.6%
Operating income	10,345	20,345	(10,000)	(49.2)%

Interest expense	(5,227)	(4,580)	647	14.1%
Loss on early extinguishment of debt	(6)	(33)	(27)	(450.0)%
Net income	$5,112	$15,732	$(10,620)	(67.5)%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  The increase in residents fees and services is primarily because of our acquisitions since January 1, 2015.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefits of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities. The increase in property operating expenses is primarily the result of our acquisitions since January 1, 2015.

Net operating income.  NOI increased because of the increases in residents fees and services, partially offset by the property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. Depreciation and amortization expense increased primarily as a result of our acquisitions since January 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  The increase in interest expense is due to our assumption of $94,786 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 4.12% in connection with our acquisitions since January 1, 2015, partially offset by our prepayment or repayment of $52,069 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.90%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of mortgage notes in 2016 and 2015.

Managed senior living communities, comparable properties (managed senior living communities we have owned continuously since January 1, 2015):

	Six Months Ended June 30,
	2016	2015	Change	% Change

Residents fees and services	$166,107	165,821	$286	0.2%
Property operating expenses	(123,784)	(125,887)	(2,103)	(1.7)%
Net operating income (NOI)	42,323	39,934	2,389	6.0%

Depreciation and amortization expense	(18,797)	(16,967)	1,830	10.8%
Operating income	23,526	22,967	559	2.4%

Interest expense	(3,090)	(3,854)	(764)	(19.8)%
Loss on early extinguishment of debt	(6)	(33)	(27)	(450.0)%
Net income	$20,430	$19,080	$1,350	7.1%

Residents fees and services. Residents fees and services are the revenues earned at our managed senior living communities.  We recognize these revenues as fees are charged and services are provided.  Residents fees and services increased year over year on a comparable property basis primarily because of an increase in average monthly rates of approximately 1.3% at the 46 communities we have owned continuously since January 1, 2015, partially offset by a decrease in occupancy.

Property operating expenses.  Property operating expenses consist of management fees, real estate taxes, utility expense, insurance, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these communities.  Property operating expenses decreased primarily due to decreased salaries and benefits costs in the first six months of 2016 compared to the first six months of 2015.

Net operating income.  The increase in NOI reflects the net changes in residents fees and services and property operating expenses described above.  The reconciliation of NOI to net income for our managed senior living communities segment, comparable properties, is shown in the table above.  Our definition of NOI and our consolidated reconciliation of NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of owned property and equipment as well as the amortization expense of in place resident agreements assumed upon the acquisition of a community. The increase in depreciation and amortization expense results from our purchase of capital improvements at these communities since January 1, 2015.

Interest expense. Interest expense relates to mortgage debts secured by certain of these communities.  Interest expense decreased as a result of our prepayment or repayment of $52,069 in aggregate principal amount of mortgage debts with a weighted average annual interest rate of 5.90%, as well as regularly scheduled amortization of our mortgage debts.

Loss on early extinguishment of debt. Loss on early extinguishment of debt is a result of our prepayment of mortgage notes in 2016 and 2015.

MOBs:

	All Properties (1)		Comparable Properties (1) (2)
	As of and for the Six Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Total properties	123	121	98	98
Total buildings	149	145	122	122
Total square feet(3)	11,610	11,315	9,146	9,145
Occupancy(4)	95.9%	96.4%	94.8%	95.6%

(1)	Excludes properties classified in discontinued operations.
(2)	Consists of MOBs we have owned continuously since January 1, 2015.
(3)	Prior periods exclude space remeasurements made subsequent to those periods.
(4)	MOB occupancy includes (i) space being fitted out for occupancy pursuant to existing leases and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

MOBs, all properties:

	Six Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$184,559	$175,592	$8,967	5.1%
Property operating expenses	(50,816)	(47,191)	3,625	7.7%
Net operating income (NOI)	133,743	128,401	5,342	4.2%

Depreciation and amortization expense	(61,866)	(60,030)	1,836	3.1%
Impairment of assets	(7,960)	—	7,960	100.0%
Operating income	63,917	68,371	(4,454)	(6.5)%

Interest expense	(1,798)	(3,525)	(1,727)	(49.0)%
Income from continuing operations	62,119	64,846	(2,727)	(4.2)%
Discontinued operations:
Loss from discontinued operations	—	(350)	(350)	(100.0)%
Impairment of assets from discontinued operations	—	(602)	(602)	(100.0)%
Net income	$62,119	$63,894	$(1,775)	(2.8)%

Rental income. Rental income increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties discussed below. Rental income includes non-cash straight line rent adjustments totaling $6,711 and $7,122 and net amortization of approximately $2,447 and $2,266 of above and below market lease adjustments for the six months ended June 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties.  Property operating expenses increased primarily because of our acquisitions since January 1, 2015, as well as certain changes at our comparable MOB properties discussed below.

Net operating income.  NOI increased because of the increases in rental income, partially offset by the increased property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense increased primarily because of our acquisitions and capital expenditures since January 1, 2015.

Impairment of assets. Impairment of assets for the six months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) and one land parcel to their estimated sales prices less costs to sell. As of June 30, 2016, five MOBs (five buildings) were classified as held for sale. Four of these MOBs (four buildings) were sold in July 2016.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of our repayment of $70,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.39%, as well as the regularly scheduled amortization of our mortgage debts.

Impairment of assets and loss from discontinued operations. Impairment of assets and loss from discontinued operations for the six months ended June 30, 2016 relate to one MOB (four buildings) which we sold in April 2015.

MOBs, comparable properties (MOBs we have owned continuously since January 1, 2015):

	Six Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$160,979	158,371	$2,608	1.6%
Property operating expenses	(46,432)	(44,553)	1,879	4.2%
Net operating income (NOI)	114,547	113,818	729	0.6%

Depreciation and amortization expense	(51,379)	(51,892)	(513)	(1.0)%
Impairment of assets	(7,936)	—	7,936	100.0
Operating income	55,232	61,926	(6,694)	(10.8)%

Interest expense	(1,365)	(3,013)	(1,648)	(54.7)%
Net income	$53,867	$58,913	$(5,046)	(8.6)%

Rental income. Rental income increased primarily due to an increase in tax escalation income and other reimbursable expenses at certain of these properties. Rental income includes non-cash straight line rent adjustments totaling $5,225 and $5,863 and net amortization of approximately $2,367 and $2,283 of above and below market lease adjustments for the six months ended June 30, 2016 and 2015, respectively.

Property operating expenses.  Property operating expenses consist of property management fees, real estate taxes, utility expense, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating these properties. Property operating costs increased primarily because of increases in real estate taxes and salaries and benefit costs at certain of these properties and other direct costs of operating these properties, partially offset by decreased landscaping, snow removal and utilities expenses at certain of these properties during the first six months of 2016 compared to the first six months of 2015.

Net operating income.  NOI reflects the net changes in rental income and property operating expenses described above.  The reconciliation of NOI to net income for our MOB segment for comparable properties is shown in the table above.  Our definition of NOI and our reconciliation of consolidated NOI to net income are included below under the heading “Non-GAAP Financial Measures”.

Depreciation and amortization expense.  Depreciation and amortization expense decreased slightly due to a reduction in amortization of acquired in place real estate leases that we amortize over the respective lease terms, partially offset by an increase in the amortization of leasing costs and depreciation expense on fixed assets.

Impairment of assets. Impairment of assets for the six months ended June 30, 2016 relates to reducing the carrying value of five MOBs (five buildings) to their estimated sales prices less costs to sell. These five MOBs (five buildings) were classified as held for sale as of June 30, 2016. Four of these MOBs (four buildings) were sold in July 2016.

Interest expense.  Interest expense relates to mortgage debts secured by certain of these properties.  The decrease in interest expense is the result of our repayment of $52,000 in aggregate principal amount of mortgage debts since January 1, 2015 with a weighted average annual interest rate of 5.64%, as well as the regularly scheduled amortization of our mortgage debts.

All other operations(1):

	Six Months Ended June 30,
	2016	2015	Change	% Change

Rental income	$9,111	$9,139	$(28)	(0.3)%

Expenses:
Depreciation and amortization expense	(1,896)	(1,896)	—	—
General and administrative	(22,828)	(22,248)	580	2.6%
Acquisition related costs	(619)	(5,775)	(5,156)	(89.3)%
Total expenses	(25,343)	(29,919)	(4,576)	(15.3)%
Operating loss	(16,232)	(20,780)	(4,548)	(21.9)%

Dividend income	789	—	789	100.0%
Interest and other income	242	217	25	11.5%
Interest expense	(60,709)	(53,488)	7,221	13.5%
Loss on early extinguishment of debt	—	(1,409)	(1,409)	(100.0)%
Loss before income tax expense and equity in earnings of an investee	(75,910)	(75,460)	450	0.6%
Income tax expense	(202)	(239)	(37)	(15.5)%
Equity in earnings of an investee	94	95	(1)	(1.1)%
Net loss	$(76,018)	$(75,604)	$414	0.5%

(1)

All other operations includes our wellness center operations that we do not consider a significant operating segment of our business and our operating expenses that are not attributable to a specific reporting segment.

Rental income. Rental income includes non-cash straight line rent totaling approximately $275 for each of the six months ended June 30, 2016 and 2015. Rental income also includes net amortization of approximately $110 of acquired real estate leases and obligations for each of the six months ended June 30, 2016 and 2015.

Depreciation and amortization expense.  Depreciation and amortization expense remained consistent as we had no acquisitions or other capital improvements in this segment for either the six months ended June 30, 2016 or 2015. We generally depreciate our long lived wellness center assets on a straight line basis.

General and administrative expense.  General and administrative expenses consist of fees and expenses of our trustees, fees paid to RMR LLC under our business management agreement, equity compensation expense, legal and accounting fees and other costs relating to our status as a publicly owned company. General and administrative expenses increased principally as a result of property acquisitions made since January 1, 2015.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the six months ended June 30, 2016 and 2015. Acquisition related costs decreased during the six months ended June 30, 2016 due to a decrease in acquisitions during the first six months of 2016 compared to the first six months of 2015.

Dividend income. Dividend income recognized for the six months ended June 30, 2016 is a result of cash dividends received in May 2016 from our investment in RMR Inc. shares for the period from December 14, 2015 through March 31, 2016.

Interest and other income.  The increase in interest and other income is primarily due to increased investable cash on hand during the first six months of 2016 compared to the first six months of 2015.

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

Non-GAAP Financial Measures (dollars in thousands, except per share amounts)

We provide below calculations of our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and NOI for the three and six months ended June 30, 2016 and 2015.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs and gains and losses on early extinguishment of debt, if any. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements and our public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2016 and 2015 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO appear in the following table. This table also provides a comparison of distributions to shareholders, FFO, Normalized FFO and net income per share for these periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$39,233	$36,387	$70,507	$76,176
Depreciation and amortization expense	71,372	62,511	142,594	116,218
Gain on sale of properties	(4,061)	—	(4,061)	—
Impairment of assets from continuing operations	4,961	—	12,351	—
Impairment of assets from discontinued operations	—	602	—	602
FFO	111,505	99,500	221,391	192,996
Acquisition related costs from continuing operations	180	4,617	619	5,775
Loss on early extinguishment of debt	—	39	6	1,448
Normalized FFO (1)	$111,685	$104,156	$222,016	$200,219

Weighted average shares outstanding (basic)	237,325	235,549	237,320	228,501
Weighted average shares outstanding (diluted)	237,363	235,592	237,349	228,534

Net income per share (basic and diluted)	$0.17	$0.15	$0.30	$0.33
FFO per share (basic and diluted)	$0.47	$0.42	$0.93	$0.84
Normalized FFO per share (basic and diluted)	$0.47	$0.44	$0.94	$0.88
Distributions declared per share	$0.39	$0.39	$0.78	$0.78

(1)

Effective with the quarter ended June 30, 2016, we have changed the calculation of Normalized FFO to no longer include adjustments for estimated percentage rent. Historically, when calculating Normalized FFO, we estimated an amount of percentage rental income for each of the first three quarters of the year and then, in the fourth quarter, excluded the amounts that had been included in the first three quarters.  In calculating net income in accordance with GAAP, we recognize percentage rental income for the full year in the fourth quarter, which is when all contingencies are met and the income is earned.  Normalized FFO for historical periods has been restated to be comparable with the current period calculation.

Property Net Operating Income (NOI)

We calculate NOI as shown below. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Other real estate companies and REITs may calculate FFO, Normalized FFO or NOI differently than we do.

The calculation of NOI by reportable segment is included above in this Item 2.  The following table includes the reconciliation of our consolidated NOI to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Reconciliation of NOI to Net Income:
Triple net leased communities NOI	$66,018	$61,347	$130,963	$116,598
Managed communities NOI	25,728	22,064	50,503	42,454
MOB NOI	67,569	65,791	133,743	128,401
All other operations NOI	4,578	4,608	9,111	9,139
Total NOI	163,893	153,810	324,320	296,592
Depreciation and amortization expense	(71,372)	(62,511)	(142,594)	(116,218)
General and administrative expense	(11,965)	(11,674)	(22,828)	(22,248)
Acquisition related costs	(180)	(4,617)	(619)	(5,775)
Impairment of assets	(4,961)	—	(12,351)	—
Operating income	75,415	75,008	145,928	152,351

Dividend income	789	—	789	—
Interest and other income	177	142	242	217
Interest expense	(41,118)	(37,907)	(80,399)	(73,848)
Loss on early extinguishment of debt	—	(39)	(6)	(1,448)
Income from continuing operations before income tax expense and equity in earnings of an investee	35,263	37,204	66,554	77,272
Income tax expense	(108)	(129)	(202)	(239)
Equity in earnings of an investee	17	23	94	95
Income from continuing operations	35,172	37,098	66,446	77,128
Loss from discontinued operations	—	(109)	—	(350)
Impairment of assets from discontinued operations	—	(602)	—	(602)
Income before gain on sale of assets	35,172	36,387	66,446	76,176
Gain on sale of assets	4,061	—	4,061	—
Net income	$39,233	$36,387	$70,507	$76,176

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

Our Operating Liquidity and Resources

We generally receive minimum rents monthly or quarterly from our tenants, we receive percentage rents from our senior living community tenants monthly, quarterly or annually and we receive residents fees and services revenues, net of expenses, from our managed senior living communities monthly. Our changes in cash flows for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were as follows: (i) cash provided by operating activities decreased to $216.2 million in 2016 from $216.5 million in 2015; (ii) cash used for investing activities decreased to $226.5 million in 2016 from $1.1 billion in 2015; and (iii) cash flows (used for) provided by financing activities decreased to $1.7 million used in 2016 from $955.4 million provided in 2015.

The decrease in cash provided by operating activities for the six months ended June 30, 2016 compared to the prior year was primarily a result of working capital changes in 2016, including prepaid expenses, prepaid rent and various accrued expenses and liabilities. Cash used for investing activities decreased in 2016 primarily due to higher acquisition activity in the first six months of 2015 than in the first six months of 2016. The decrease in cash provided by financing activities for the six months ended June 30, 2016 compared to the prior year was due primarily to (i) proceeds of $659.5 million from our issuance of common shares in 2015, (ii) increased aggregate distributions to shareholders in 2016 due to additional common shares outstanding and (iii) net repayments of borrowings under our revolving credit facility in 2016 compared to borrowings under our revolving credit facility in the prior year, partially offset by our issuance of $250.0 million senior unsecured notes in 2016.

Our Investment and Financing Liquidity and Resources

As of June 30, 2016, we had $25.6 million of cash and cash equivalents and $251.0 million available to borrow under our revolving credit facility. We expect to use cash balances, borrowings under our revolving credit facility, net proceeds from offerings of debt or equity securities and the cash flow from our operations to fund our operations, debt repayments, distributions, property acquisitions, capital expenditures related to the repair, maintenance or renovation of our properties and other general business purposes. We believe these funding sources will be sufficient to fund these activities for the next 12 months and the foreseeable future thereafter.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipts of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $1.0 billion unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is January 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 15, 2019. In addition, our revolving credit facility includes a feature under which the maximum borrowing availability under the facility may be increased to up to $1.5 billion in certain circumstances. We pay interest on borrowings under our revolving credit facility at a rate of LIBOR plus a premium, which was 130 basis points per annum as of June 30, 2016. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2016, the annual interest rate required on borrowings under our revolving credit facility was 1.7%. As of June 30, 2016 and August 4, 2016, we had $749.0 million and $100.0 million outstanding under our revolving credit facility, respectively.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility, term loans, senior unsecured notes and our mortgage debts approach, we intend to explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt, selling certain properties and issuing new equity securities. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also assume mortgage debts in connection with our acquisitions of properties or place new mortgages on properties we own.

We have a $350.0 million unsecured term loan that matures on January 15, 2020, and is prepayable without penalty, at any time.  In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $700.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 140 basis points per annum) that is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 1.9%.

We also have a $200.0 million unsecured term loan that matures on September 28, 2022, and is prepayable without penalty beginning September 29, 2017. In addition, this term loan includes a feature under which maximum borrowings may be increased to up to $400.0 million in certain circumstances. This term loan requires interest to be paid at LIBOR plus a premium (currently 180 basis points per annum) that is subject to adjustment based upon changes to our credit ratings. As of June 30, 2016, the annual interest rate payable for amounts outstanding under this term loan was 2.3%.

In July 2016, we entered into loan agreements and obtained an aggregate $620.0 million secured debt financing that matures in August 2026.  These loans are secured by one MOB (two buildings) located in Massachusetts and require interest at a weighted average fixed annual interest rate of 3.53%. We used the net proceeds from these loans to repay in part the outstanding amount under our revolving credit facility and for general business purposes.

In February 2016, we issued $250.0 million of 6.25% senior unsecured notes due 2046, raising net proceeds of approximately $241.4 million after underwriting discounts and expenses. We used the net proceeds of this offering to repay in part the outstanding amount under our revolving credit facility and for general business purposes.

In January 2016, we prepaid, at par plus accrued interest, a $6.1 million note secured by one of our properties with a maturity date in April 2016 and an annual interest rate of 5.97%. In April 2016, we prepaid, at par plus accrued interest, an $18 million mortgage note secured by one of our properties with a maturity date in July 2016 and an annual interest rate of 4.65%. In July 2016, we prepaid, at par plus accrued interest, an $11.9 million mortgage note secured by one of our properties with a maturity date in November 2016 and an annual interest rate of 6.25%. Also in July 2016, we gave notice of our intention to prepay, at par plus accrued interest, two mortgage notes secured by two of our properties with an aggregate principal balance of approximately $80.0 million, maturity dates in November 2016 and a weighted average annual interest rate of 5.92%; we expect to make these prepayments in September 2016.

In February 2016, we acquired one MOB (three buildings) in Minnesota with approximately 128,000 square feet for a purchase price of approximately $22.7 million, excluding closing costs. We funded this acquisition using cash on hand and borrowings under our revolving credit facility.

In May 2016, we acquired one senior living community located in Georgia with 38 private pay units for a purchase price of approximately $8.4 million, excluding closing costs. We acquired this community using a TRS structure, and entered into a management agreement with Five Star to manage this community on our behalf.  Also in May 2016, we acquired one MOB (one building) located in Florida with approximately 166,000 square feet for a purchase price of approximately $45.0 million, excluding closing costs. We funded these acquisitions using cash on hand and borrowings under our revolving credit facility.

In June 2016, we acquired seven senior living communities located in four states with 545 private pay units from Five Star for approximately $112.4 million, excluding closing costs, and simultaneously entered into a new long term lease with Five Star for those communities. We funded this acquisition using cash on hand and borrowings under our revolving credit facility. See Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this sale and leaseback transaction with Five Star.

In March 2016, we sold a land parcel that was previously classified as held for sale for approximately $0.7 million, excluding closing costs. In June 2016, we sold one triple net leased senior living community that was previously classified as held for sale for approximately $9.1 million, excluding closing costs. We recognized a gain on sale of approximately $4.1 million during the second quarter of 2016 related to the sale of the senior living community. In July 2016, we sold four MOBs (four buildings) that were classified as held for sale at June 30, 2016 for approximately $20.2 million, excluding closing costs.

During the three and six months ended June 30, 2016, we invested $7.6 million and $16.1 million, respectively, in revenue producing capital improvements at certain of our triple net leased senior living communities, and, as a result, annual rent payable to us will increase by approximately $0.6 million and $1.3 million, respectively, pursuant to the terms of certain of our leases. We used cash on hand to fund these purchases.

During the three and six months ended June 30, 2016 and 2015, amounts capitalized for leasing costs and building improvements at our MOBs and capital expenditures at our managed senior living communities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
MOB tenant improvements(1) (2)	$1,743	$2,457	$2,132	$3,805
MOB leasing costs(1) (3)	965	2,413	1,822	3,482
MOB building improvements(1) (4)	4,759	1,332	6,736	1,819
Managed senior living communities capital improvements	2,628	2,770	6,248	4,932
Development, redevelopment and other activities(5)	10,847	4,342	17,306	9,868
Total capital expenditures	$20,942	$13,314	$34,244	$23,906

(1)	Excludes capital expenditures at properties classified in discontinued operations.
(2)	MOB tenant improvements generally include capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.
(3)	MOB leasing costs generally include leasing related costs, such as brokerage commissions and other tenant inducements.
(4)	MOB building improvements generally include capital expenditures to replace obsolete building components and capital expenditures that extend the useful life of existing assets.
(5)

Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of acquisition of a property and incurred within a short period thereafter; and (ii) capital expenditure projects that reposition a property or result in new sources of revenues.

During the three months ended June 30, 2016, commitments made for expenditures in connection with leasing space in our MOBs, such as tenant improvements and leasing costs, were as follows (dollars and square feet in thousands, except per square foot amounts):

	New
	Leases	Renewals	Total
Square feet leased during the quarter	46	137	183
Total leasing costs and concession commitments(1)	$1,441	$1,692	$3,133
Total leasing costs and concession commitments per square foot(1)	$31.14	$12.39	$17.13
Weighted average lease term (years)(2)	5.8	5.3	5.4
Total leasing costs and concession commitments per square foot per year(1)	$5.40	$2.33	$3.15

(1)

Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent. Excludes expenditures at properties classified in discontinued operations.

(2)

Weighted based on annualized rental income pursuant to existing leases as of June 30, 2016, including straight line rent adjustments and estimated recurring expense reimbursements and excluding lease value amortization.

We funded or expect to fund the foregoing capital commitments at our MOBs using cash on hand and borrowings under our revolving credit facility. As of June 30, 2016, we have estimated unspent leasing related obligations of approximately $26.0 million.

On February 23, 2016, we paid a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders for the quarter ended December 31, 2015. On May 19, 2016, we paid a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders for the quarter ended March 31, 2016. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On July 12, 2016, we declared a regular quarterly distribution of $0.39 per common share, or $92.6 million, to our common shareholders of record on July 22, 2016 for the quarter ended June 30, 2016. We expect to pay this distribution to shareholders on or about August 18, 2016 using cash on hand and borrowings under our revolving credit facility.

We believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations as they become due. Our ability to complete and the costs of our future debt and equity transactions depend primarily upon market conditions and our credit ratings. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will continue to afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2016 were: (1) outstanding borrowings under our $1.0 billion revolving credit facility; (2) six public issuances of senior unsecured notes, including: (a) $400.0 million principal amount at an annual interest rate of 3.25% due 2019, (b) $200.0 million principal amount at an annual interest rate of 6.75% due 2020, (c) $300.0 million principal amount at an annual interest rate of 6.75% due 2021, (d) $250.0 million principal amount at an annual interest rate of 4.75% due 2024, (e) $350.0 million principal amount at an annual interest rate of 5.625% due 2042 and (f) $250.0 million principal amount at an annual interest rate of 6.25% due 2046; (3) our $350.0 million principal amount term loan due 2020; (4) our $200.0 million principal amount term loan due 2022; and (5) $636.1 million aggregate principal amount of mortgage notes secured by 54 of our properties (55 buildings) with maturity dates between 2016 and 2043. We also have two properties encumbered by capital leases with lease obligations totaling $11.8 million at June 30, 2016; the capital leases expire in 2026. We had $749.0 million outstanding under our revolving credit facility as of June 30, 2016. Our senior unsecured notes are governed by our senior unsecured notes indentures and their supplements. Our revolving credit facility and term loan agreements and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our revolving credit facility and term loan agreements, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indentures and their supplements and our revolving credit facility and term loan agreements also contain a number of covenants which restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts and require us to maintain various financial ratios, and our revolving credit facility and term loan agreements contains covenants which restrict our ability to make distributions in certain circumstances. As of June 30, 2016, we believe we were in compliance with all of the covenants under our senior unsecured notes indentures and their supplements, our revolving credit facility and term loan agreements and our other debt obligations.

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

The loan agreements governing the aggregate $620 million secured debt financing we obtained in July 2016 contain customary covenants and provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default.

Related Person Transactions

We have relationships and historical and continuing transactions with Five Star, RMR LLC and others related to them.  For example, Five Star is our former subsidiary, our largest tenant and a manager of certain of our senior living communities and we are Five Star’s largest stockholder.  Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated June 29, 2016, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Impact of Government Reimbursement

For the six months ended June 30, 2016, approximately 97% of our NOI was generated from properties where a majority of the revenues are derived from our tenants’ and residents’ private resources, and the remaining 3% of our NOI was generated from properties where a majority of the revenues are derived from Medicare and Medicaid payments. Nonetheless, we own and our tenants and managers operate facilities in many states that participate in federal and state healthcare payment programs, including the federal Medicare and state Medicaid programs and other federal and state healthcare payment programs. Also, some of our MOB tenants participate in federal Medicare and state Medicaid programs and other government healthcare payment programs.

Because of the current and projected federal budget deficit, other federal spending priorities and challenging state fiscal conditions, there have been numerous recent legislative and regulatory actions or proposed actions with respect to federal Medicare rates, state Medicaid rates and federal payments to states for Medicaid programs. We cannot currently predict the type and magnitude of the potential Medicare and Medicaid policy changes, rate reductions or other changes that may cause these government funded healthcare programs to not increase rates to match our tenants’ and managers’ increasing expenses, but such changes may be adverse and material to their or our operations and to their or our future financial results. For more information regarding the government healthcare funding and regulation of our business, please see the section captioned “Business—Government Regulation and Reimbursement” in our Annual Report and the section captioned “Impact of Government Reimbursement” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Fixed Rate Debt

At June 30, 2016, our outstanding fixed rate debt included the following (dollars in thousands):

		Annual	Annual
	Principal	Interest	Interest		Interest
Debt (1)	Balance(2)	Rate(2)	Expense	Maturity	Payments Due
Senior unsecured notes	$400,000	3.25%	$13,000	2019	Semi-Annually
Senior unsecured notes	350,000	5.63%	19,705	2042	Quarterly
Senior unsecured notes	300,000	6.75%	20,250	2021	Semi-Annually
Senior unsecured notes	250,000	4.75%	11,875	2024	Semi-Annually
Senior unsecured notes	250,000	6.25%	15,625	2046	Quarterly
Senior unsecured notes	200,000	6.75%	13,500	2020	Semi-Annually
Mortgage	281,861	6.71%	18,913	2019	Monthly
Mortgages (3)	80,494	5.92%	4,768	2016	Monthly
Mortgages	71,020	4.47%	3,175	2018	Monthly
Mortgages	44,899	3.79%	1,702	2019	Monthly
Mortgages	42,951	6.54%	2,809	2017	Monthly
Mortgage	14,567	6.28%	915	2022	Monthly
Mortgages	12,875	6.31%	812	2018	Monthly
Mortgages	12,157	6.24%	759	2018	Monthly
Mortgage (4)	11,889	6.25%	743	2016	Monthly
Mortgage	11,692	4.85%	567	2022	Monthly
Mortgage	10,758	6.15%	662	2017	Monthly
Mortgage	8,966	5.95%	533	2038	Monthly
Mortgage	8,819	6.73%	594	2018	Monthly
Mortgage	6,629	4.69%	311	2019	Monthly
Mortgage	5,472	5.86%	321	2017	Monthly
Mortgage	4,470	4.38%	196	2043	Monthly
Mortgages	3,377	7.49%	253	2022	Monthly
Mortgage	3,192	6.25%	200	2033	Monthly
	$2,386,088		$132,188

(1)

The aggregate $620.0 million secured financing we obtained in July 2016, which matures in August 2026, is not included in the table above. These loans require interest at a weighted average fixed annual interest rate of 3.53%.  We used the net proceeds from these loans to repay in part the outstanding amount under our unsecured revolving credit facility and for general business purposes.

(2)

The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. This table does not include obligations under capital leases.

(3)	In July 2016, we gave notice of our intention to prepay, at par plus accrued interest, these mortgage notes; we expect to make these prepayments in September 2016.
(4)	We prepaid this mortgage note in July 2016.

No principal repayments are due under our unsecured notes until maturity. Our mortgage debts require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.

If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23.9 million.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $17.1 million.

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

Floating Rate Debt

At June 30, 2016, our floating rate debt obligations consisted of our $1.0 billion revolving credit facility, under which we had $749.0 million outstanding, our $350.0 million term loan and our $200.0 million term loan.  Our revolving credit facility matures in January 2018, and, subject to our payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity date by one year to January 2019.  No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and re-borrow funds available, subject to conditions, at any time without penalty. Our $350.0 million term loan matures on January 15, 2020, and our $200.0 million term loan matures on September 28, 2022. Our $350.0 million term loan is prepayable without penalty at any time. Our $200.0 million term loan is prepayable without penalty beginning September 29, 2017.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2016 (dollars in thousands):

	Impact of Changes in Interest Rates			Annual
		Outstanding	Total Interest	Earnings per
	Interest Rate(1)	Floating Rate Debt	Expense Per Year	Share Impact (2)
At June 30, 2016	1.84%	$1,299,000	$23,902	$(0.10)
100 basis point increase	2.84%	$1,299,000	$36,892	$(0.16)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility and term loans as of June 30, 2016.
(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended June 30, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2016 if we were fully drawn on our revolving credit facility and our term loan remained outstanding (dollars in thousands):

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Floating Rate Debt	Expense Per Year	per Share Impact(2)
At June 30, 2016	1.82%	$1,550,000	$28,210	$(0.12)
100 basis point increase	2.82%	$1,550,000	$43,710	$(0.18)

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit facility (assuming fully drawn) and term loans as of June 30, 2016.
(2)	Based on weighted average number of shares outstanding (diluted) for the three months ended June 30, 2016.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO RETAIN OUR EXISTING TENANTS, ATTRACT NEW TENANTS AND MAINTAIN OR INCREASE CURRENT RENTAL RATES,
•	THE CREDIT QUALITIES OF OUR TENANTS,
•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,
•	OUR ACQUISITIONS AND SALES OF PROPERTIES,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,
•	OUR CREDIT RATINGS,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC, AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REIT,
•	OUR BELIEF THAT THE AGING U.S. POPULATION WILL INCREASE THE DEMAND FOR EXISTING SENIOR LIVING COMMUNITIES,
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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS AND MANAGERS,
•	THE IMPACT OF THE ACA AND OTHER EXISTING OR PROPOSED LEGISLATION OR REGULATIONS ON US, ON OUR TENANTS AND MANAGERS AND ON THEIR ABILITY TO PAY OUR RENTS AND RETURNS,
•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC AND OTHERS AFFILIATED WITH THEM,
•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,
•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,
•	COMPETITION WITHIN THE HEALTHCARE AND REAL ESTATE INDUSTRIES, AND
•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•	CHANGES IN REGULATIONS AFFECTING FIVE STAR’S OPERATIONS,
•	CHANGES IN THE ECONOMY OR GOVERNMENTAL POLICIES WHICH REDUCE THE DEMAND FOR THE SERVICES FIVE STAR OFFERS,
•	INCREASES IN INSURANCE AND TORT LIABILITY COSTS,
•	INEFFECTIVE INTEGRATION OF NEWLY ACQUIRED LEASED OR MANAGED SENIOR LIVING COMMUNITIES, AND
•	INSUFFICIENT ACCESS TO CAPITAL AND FINANCING.

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
•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY PENDING ACQUISITIONS AND/OR SALES AND ANY RELATED LEASES OR MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

WE MAY ENTER INTO ADDITIONAL LEASES OR MANAGEMENT ARRANGEMENTS WITH FIVE STAR FOR ADDITIONAL SENIOR LIVING COMMUNITIES THAT WE OWN OR MAY ACQUIRE IN THE FUTURE OR OTHER TRANSACTIONS WITH FIVE STAR. HOWEVER, THERE CAN BE NO ASSURANCE THAT WE AND FIVE STAR WILL ENTER INTO ANY ADDITIONAL LEASES, MANAGEMENT ARRANGEMENTS OR OTHER TRANSACTIONS,

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

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•	WE EXPECT TO PREPAY, AT PAR PLUS ACCRUED INTEREST, TWO MORTGAGE NOTES IN SEPTEMBER 2016. THERE CAN BE NO ASSURANCE THAT WE WILL PREPAY THESE MORTGAGE NOTES,
•

FOR THE THREE MONTHS ENDED JUNE 30, 2016, APPROXIMATELY 97% OF OUR NOI WAS GENERATED FROM PROPERTIES WHERE A MAJORITY OF THE REVENUES ARE DERIVED FROM OUR TENANTS’ AND RESIDENTS’ PRIVATE RESOURCES.  THIS MAY IMPLY THAT WE WILL MAINTAIN OR INCREASE THE PERCENTAGE OF OUR NOI GENERATED FROM PRIVATE RESOURCES AT OUR SENIOR LIVING COMMUNITIES.  HOWEVER, OUR RESIDENTS AND PATIENTS MAY BECOME UNABLE TO FUND OUR CHARGES WITH PRIVATE RESOURCES IN THE FUTURE AND WE MAY BE REQUIRED OR MAY ELECT FOR BUSINESS REASONS TO ACCEPT OR PURSUE REVENUES FROM GOVERNMENT SOURCES, WHICH COULD RESULT IN AN INCREASED PART OF OUR NOI AND REVENUE BEING GENERATED FROM GOVERNMENT PAYMENTS,

•

IN RECENT YEARS ECONOMIC INDICATORS REFLECT AN IMPROVING HOUSING MARKET AND MANY OF THE SERVICES OUR SENIOR LIVING COMMUNITY TENANTS AND MANAGERS PROVIDE ARE NEEDS DRIVEN.  THESE FACTORS MAY IMPLY THAT ECONOMIC CONDITIONS WILL IMPROVE AND THAT THOSE TENANTS’ AND MANAGERS’ AND OUR REVENUES AND PROFITABILITY WILL IMPROVE.  HOWEVER, THERE CAN BE NO ASSURANCE THAT GENERAL ECONOMIC CONDITIONS WILL IMPROVE, THAT THERE EXISTS ANY PENT UP DEMAND FOR THOSE SERVICES OR THAT, EVEN IF THERE IS SUCH DEMAND, THAT OUR TENANTS AND MANAGERS WOULD BE SUCCESSFUL IN ATTRACTING SUCH DEMAND, OR THAT OUR TENANTS’ OR MANAGERS' OR OUR REVENUES AND PROFITS WILL IMPROVE. FURTHER, SOME ECONOMIC INDICATORS MAY INDICATE DECLINING ECONOMIC ACTIVITY, WHICH COULD BE HARMFUL TO OUR TENANTS’, MANAGERS’ AND OUR BUSINESSES AND CAUSE THEM OR US TO EXPERIENCE LOSSES,

•	WE MAY NOT BE ABLE TO SELL OUR ASSETS CLASSIFIED AS HELD FOR SALE ON TERMS ACCEPTABLE TO US OR OTHERWISE,
•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING FIVE STAR, RMR LLC, RMR INC., AIC, D&R YONKERS LLC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•

OUR SENIOR LIVING COMMUNITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, LICENSURE AND OVERSIGHT. WE SOMETIMES EXPERIENCE DEFICIENCIES IN THE OPERATION OF OUR SENIOR LIVING COMMUNITIES AND SOME OF OUR COMMUNITIES MAY BE PROHIBITED FROM ADMITTING NEW RESIDENTS OR OUR LICENSE TO CONTINUE OPERATIONS AT A COMMUNITY MAY BE REVOKED. ALSO, OPERATING DEFICIENCIES OR A LICENSE REVOCATION AT ONE OR MORE OF OUR SENIOR LIVING COMMUNITIES MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO OBTAIN LICENSES FOR, OR ATTRACT RESIDENTS TO, OUR OTHER COMMUNITIES, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NEW LEGISLATION OR REGULATIONS AFFECTING OUR BUSINESS OR THE BUSINESSES OF OUR TENANTS OR MANAGERS, CHANGES IN OUR TENANTS’ OR MANAGERS’ REVENUES OR COSTS, CHANGES IN OUR TENANTS’ OR MANAGERS’ FINANCIAL CONDITIONS, DEFICIENCIES IN OPERATIONS BY THE TENANTS OR MANAGERS OF OUR SENIOR LIVING COMMUNITIES, CHANGED MEDICARE AND MEDICAID RATES, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Item 1A. Risk Factors

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

A recently issued U.S. Department of Labor rule may increase labor costs of our tenants and managers labor costs.

The U.S. Department of Labor recently issued a final rule, or the Final Rule, regarding exemptions from the laws which require employers to pay enhanced overtime wages.  The Final Rule was issued on May 18, 2016 and is effective beginning December 1, 2016.  The Final Rule materially increases the amount of salary compensation which must be paid to employees in order for those employees to be exempt from the requirement for enhanced overtime wages.  To comply with the Final Rule, we expect that our tenants and managers of our senior living communities will need to pay some increased amounts of overtime wages, to pay increased salaries to certain employees and to hire some additional employees.  Under our management agreements, we would be responsible for reimbursement of any such increased amounts at our managed senior living communities.  Compliance with the Final Rule may adversely impact our financial results and the financial results of our tenants and managers for the 2016 fourth quarter and periods thereafter.

Item 6.Exhibits

Exhibit Number	Description
3.1

Composite Copy of Articles of Amendment and Restatement, dated September 20, 1999, as amended to date. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

3.2	Articles Supplementary, dated May 11, 2000. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-15319.)
3.3	Articles Supplementary, dated April 17, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 17, 2014.)
3.4	Amended and Restated Bylaws of the Company, adopted August 5, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)
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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2016.)
10.2	Transaction Agreement, dated June 29, 2016, between the Company and Five Star Quality Care, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.3

Purchase and Sale Agreement, dated June 29, 2016, among the Company, as Purchaser, and certain subsidiaries of Five Star Quality Care, Inc., as Seller. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.4

Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.5

Guaranty Agreement (Lease No. 5), dated as of June 29, 2016, made by Five Star Quality Care, Inc., as Guarantor, for the benefit of SNH/LTA Properties Trust, relating to Master Lease Agreement (Lease No. 5), dated as of June 29, 2016, between SNH/LTA Properties Trust, as Landlord, and Five Star Quality Care Trust, as Tenant. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.6

Pooling Agreement No. 1, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.7

Pooling Agreement No. 2, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.8

Pooling Agreement No. 3, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.9

Pooling Agreement No. 4, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.10	Pooling Agreement No. 5, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.11	Pooling Agreement No. 6, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.12	Pooling Agreement No. 7, dated as of June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.13	Pooling Agreement No. 8, dated as of June 29, 2016, between FVE Managers, Inc. and SNH AL AIMO Tenant, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)
10.14

Pooling Agreement No. 9, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

10.15

Pooling Agreement No. 10, dated as of June 29, 2016, among FVE Managers, Inc. and certain subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1

Amendment to Villa Valencia Management Agreement, dated June 29, 2016, between FVE Managers, Inc. and SNH SE Tenant TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2016.)

99.2

Letter dated July 15, 2016, between the Company, on its own behalf and on behalf of certain of its subsidiaries, and The RMR Group LLC, regarding Second Amended and Restated Property Management Agreement. (Filed herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

L

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENIOR HOUSING PROPERTIES TRUST

	By:	/s/ David J. Hegarty
David J. Hegarty
President and Chief Operating Officer

Dated: August 5, 2016

	By:	/s/ Richard W. Siedel, Jr.
Richard W. Siedel, Jr.
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Dated: August 5, 2016